Form 10-Q
period 2010-01-31
Forex International Trading Corp.
filed 2010-03-10
CIK 1471781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the quarterly period ended January 31, 2010

OR

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________to _______________.

Commission File Number 333-161795

FOREX INTERNATIONAL TRADING CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	27-0603137
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1618 N. Fairfax Avenue, Los Angeles, California 90046
(Address of principal executive offices)

323-822-1750
(Issuer’s telephone number)
Not Applicable
(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The number of shares of the Registrant’s Common Stock outstanding as of March 8, 2010 was 80,000,000.

FORM 10-Q

PART 1: FINANCIAL STATEMENTS
FOREX INTERNATIONAL TRADING CORP.

Introductory Note

Caution Concerning Forward-Looking Statements

This Report and our other communications and statements may contain “forward-looking statements” including statements about our beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements, including when used in the negative. All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding our expenses and revenue, if any;
•	our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing;
•	plans for future products, for enhancements of existing products and for development of new technologies;
•	our anticipated growth strategies;
•	existing and new customer relationships, if any;
•	our technology strengths;
•	our intellectual property, third-party intellectual property and claims related to infringement thereof;
•	anticipated trends and challenges in our business and the markets in which we operate; and
•	sources of new revenue, if any.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that the expectations reflected in these forward-looking statements will prove to be correct. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements. Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results for future periods could differ materially from those discussed in this report, depending on a variety of important factors, among which are our ability to implement our business strategy, our ability to compete with major established companies, the acceptance of our products in our target markets, the outcome of litigation, our ability to attract and retain qualified personnel, our ability to obtain financing, our ability to continue as a going concern, and other risks described from time to time in our filings with the Securities and Exchange Commission.  Forward-looking statements contained in this report speak only as of the date of this report.  Future events and actual results could differ materially from the forward-looking statements. You should read this report completely and with the understanding that actual future results may be materially different from what management expects. We will not update forward-looking statements even though its situation may change in the future.

FOREX INTERNATIONAL TRADING CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (RESTATED)
JANUARY 31, 2010
UN-AUDITED
(AUDITED RESTATED NOVEMBER 24, 2009)

ASSETS

	January 31, 2010	July 31, 2009
	UN-AUDITED	AUDITED
Current Assets
Cash and cash equivalents (Note 1)	$49,780	$800
Accounts Receivable (Note 2)	-	5,000

Total Current Assets	49,780	5,800

TOTAL ASSETS	$49,780	$5,800

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and Accrued Liabilities (Notes 3 and 9)	$25,200	$53,125

Total Current Liabilities	25,200	53,125

Long term Liabilities
Rasel - Affiliated Party - Notes & Accrued Interest (Note 6)	125,934	-

Total Long term Liabilities	125,934	-

TOTAL LIABILITIES	$151,134	$53,125

Stockholders' Equity:
Common Stock - $0.00001 par value - 400,000,000	$800	$800
shares authorized, 80,000,000 issued and
outstanding as of 1/31/10 (Note 7)

Deficit	(102,154)	(48,125)

TOTAL STOCKHOLDERS EQUITY	$(101,354)	$(47,325)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$49,780	$5,800

The accompanying notes are an integral part of these financial statements.

FOREX INTERNATIONAL TRADING CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF INCOME AND EXPENSES
FOR THE SIX AND THREE MONTHS ENDED JANUARY 31, 2010 AND SINCE INCEPTION ON JULY 22, 2009 TO JANUARY 31, 2010
UN-AUDITED

	Since Inception through	Three Months Ended	Sixe Months Ended
	January 31, 2010	January 31, 2010	January 31, 2010
	UN-AUDITED	UN-AUDITED	UN-AUDITED

Revenue	$34,500	$-	$29,500

Cost of Revenue	-	-

Gross Profit	34,500	-	29,500

Operating Expenses
Filing Fees	$3,874	$2,288	$3,249
Proffessional & Legal Fees	131,650	3,200	79,150
Total Operating Expenses	$135,524	$5,488	$82,399

Net Loss from Operations	(101,024)	(5,488)	(52,899)

Interest Expenses and Bank fees	(1,130)	(890)	(1,130)

Net Loss before Taxes	$(102,154)	$(6,378)	$(54,029)

Income Taxes	-	-	-

Net Loss after Taxes	$(102,154)	$(6,378)	$(54,029)

Weighted average number of common shares
outstanding - basic and fully diluted (Note 8)	80,000,000	80,000,000	80,000,000

Net Loss per share - basic and fully diluted	$0.0012769	$0.0000797	$0.0006754

The accompanying notes are an integral part of these financial statements.

FOREX INTERNATIONAL TRADING CORP.
(A DEVELOPMENT STAGE COMPANY)
CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX AND THREE MONTHS ENDED JANUARY 31, 2010 AND SINCE INCEPTION ON JULY 22, 2009 TO JANUARY 31, 2010
UN-AUDITED
(AUDITED RESTATED NOVEMBER 24, 2009)

	Common	Additional	Retained
	Stock	Paid In Capital	Deficit	Total

Balance at July 22, 2009	$-	$-	$-	$-

Stock Issued (Note 7)	800	-	-	800

Net Loss	-	-	(48,125)	(48,125)

Balance at July 31, 2009 - Audited	$800	$-	$(48,125)	$(47,325)

Net Loss for the Period ended on October 31, 2009 - Un-Audited			(47,651)	(47,651)

Balance at October 31, 2009 - Un-Audited	$800	$-	$(95,776)	$(94,976)

Net Loss for the 3 Months Period ended on January 31, 2010			(6,378)	(6,378)

Balance at January 31, 2009 - Un-Audited	$800	$-	$(102,154)	$(101,354)

The accompanying notes are an integral part of these financial statements.

FOREX INTERNATIONAL TRADING CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE SIX AND THREE MONTHS ENDED JANUARY 31, 2010 AND SINCE INCEPTION ON JULY 22, 2009 TO JANUARY 31, 2010
UN-AUDITED

	Since Inception through	Three Months Ended	Six Months Ended
	July 31, 2009	January 31, 2010	January 31, 2010
	AUDITED	UN-AUDITED	UN-AUDITED
Cash Flows From Operating Activities
Net loss	$(48,125)	$(47,651)	$(54,029)

Adjustments to reconcile net income (loss) to
net cash (used) provided by operating activities:

Decrease (Increase) in Accounts Receivable	(5,000)	3,412	5,000
Increase (Decrease) in Accounts Payable and Accrued Expenses	53,125	(28,125)	(27,925)

Net cash (used) by operating activities	-	(72,364)	(76,954)

Cash Flows From Financing Activities
Issuance of Common Stock	800
Issuance of Notes to Affilated Party	-	75,129	125,934

Net cash from financing activities	800	75,129	125,934

Net Increase in cash and cash equivalents	800	2,765	48,980

Cash and cash equivalents, Beginning of Period	-	800	800

Cash and cash equivalents, End of Period	$800	$3,565	$49,780

Non-cash transactions - Accrued interest on notes	$-	$129	$934

The accompanying notes are an integral part of these financial statements.

FOREX INTERNATIONAL TRADING CORP.
(A DEVELOPMENT STAGE COMPANY)
January 31, 2010
NOTES TO UNAUDITED FINANCIAL STATEMENTS

History and Organization of the Company
The Company was incorporated on July 22, 2009 (Date of Inception) as a development stage company under the laws of the State of Nevada as “Forex International Trading Corp.” and is licensed to engage in any lawful activity.

The Company uses the accrual basis of accounting for all transactions.

NOTE 1
Cash and Cash Equivalents
The Company maintains a cash balance in a non-interest bearing account that currently does not exceed federally insured limits.   For purposes of financial statement presentation, the Company considers all highly liquid instruments with a maturity of three months or less to be cash.

NOTE 2
Accounts Receivable
The Company had on July 31, 2009 $5,000 in Accounts Receivable due from one client for consulting services, which were paid.

NOTE 3
Accounts Payable
As of January 31, 2010 the Company owes $25,000 to the Law Offices of Stephen Fleming for Legal Representation in connection with the filing of the S-1.

As of July 31, 2009 the Company owes three vendors a total of $53,125 in payables.

Revenue Recognition
The Company recognized revenue and gains when earned and related costs of sales and expenses when incurred.

FOREX INTERNATIONAL TRADING CORP.
(A DEVELOPMENT STAGE COMPANY)
January 31, 2010
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Loss per Share
Net loss per share is provided in accordance with ASC Codification Topic 260 Section S99-1 and Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  The Company had no dilutive common stock equivalents, such as stock options or warrants as of January 31, 2010 and as of July 31, 2009.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January31, 2009 and as of October 31, 2009.   The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.   These financial instruments include cash and accounts payable.  Fair values are assumed to approximate carrying values for cash and payables because they are short-term in nature and their carrying amounts approximated fair values or they are payable on demand.

Segment reporting
The Company follows Statement of ASC Codification Topic 220 and Statement of Financial Accounting Standards No. 130, “Disclosures About Segments of an Enterprise and Related Information”.  The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends
The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception.

FOREX INTERNATIONAL TRADING CORP.
(A DEVELOPMENT STAGE COMPANY)
January 31, 2010
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Recent pronouncements
In May 2008, FAS No. 163, “Accounting for Financial Guarantee Insurance Contracts”, and SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, were issued. In March 2008, FAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 was issued.

The Financial Accounting Standards Board (FASB) issued Statement No. 168 – become effective on July 1, 2009 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles which makes the Accounting Standards Codification (ASC) the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities for interim and annual periods ending after September 15, 2009. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The adoption of ASC Topic 105 did not have a material impact on the Company’s financial position, cash flows or result of operations. Other recently issued or adopted accounting pronouncements are not expected to have, or did not have, a material effect on the Company’s operations or financial position.

Stock-Based Compensation
The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and has adopted the disclosure only alternative of ASC Codification Topic 220 and SFAS No. 123, “Accounting for Stock-Based Compensation”. Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by ASC Codification Topic 220 and SFAS No. 123.

Year End
The Company has elected to operate on a Fiscal Accounting Year and Fiscal Tax Year ending on July 31st.

NOTE 4
Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern.   The future of the Company is dependent upon its ability to generate revenues and upon future profitable operations from the development of its new business opportunities.   The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

FOREX INTERNATIONAL TRADING CORP.
(A DEVELOPMENT STAGE COMPANY)
January 31, 2010
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5
Income taxes
Deferred income tax assets and liabilities are computed annually for the differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable on the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Since inception to January 31, 2010, there was no Income Tax Expense.

The provisions for income taxes differ from the amount computed by applying the statutory federal income tax rate to Income before provision for income taxes. The source and tax effects of the differences are as follows:

U.S. federal statutory rate	34.00%

Valuation reserve	34.00%

Total	0.00%

As of January 31, 2010, the Company has a net operating loss carry forward of approximately $102,154 for tax purposes, which will be available to offset future taxable income.  This carryforward will expire in various years through 2014.

The Company accounts for the income taxes under  ASC Codification Topic 740 and SFAS No. 109, “Accounting for Income Taxes”, which requires the use of the liability method.   SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.   Deferred tax assets and liabilities at the end of each period are determined using the current enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

FOREX INTERNATIONAL TRADING CORP.
(A DEVELOPMENT STAGE COMPANY)
January 31, 2010
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6
Rasel - Affiliated Party - Notes & Accrued Interest
On October 6, 2009 the Company signed a Note Payable for $25,000 payable to RASEL, LTD (a Company Shareholder) due on October 6, 2010 at 4% annum.   The proceeds were used to pay for half of an existing Accounts Payable to Stephen Fleming for legal fees incurred at the Company’s inception.

On October 20, 2009 the Company signed a Note Payable for $50,000 payable to RASEL, LTD (a Company Shareholder) due on October 20, 2010 at 4% annum.   These proceeds were used to pay for startup costs, audit fees and future expenses.

On January 22, 2010 the Company signed a Note Payable for $50,000 payable to RASEL, LTD (a Company Shareholder) due on October 30, 2011 at 4% annum.   These proceeds will be used for working capital and future expenses.

On January 22, 2010 the Company signed an amendment to extend the maturity date of the Promissory Notes in the amount of $50,000 and $25,000 dated October 6, 2009 and October 20, 2009, respectively, to October 30, 2011.

NOTE 7
Stockholders’ Equity
The Company was authorized to issue 400,000,000 shares of its $0.00001 par value common stock and 20,000,000 shares of its $0.00001 par value preferred stock as of January 31, 2009.

On July 22, 2009 the Company issued 40,000,000 shares of its $0.00001 par value common stock to Meridad Inc. and 40,000,000 shares of its $0.00001 par value common stock to Rasel Ltd.   Shares were issued at par with no Additional Paid In Capital for a total of $800.

NOTE 8
Earnings Per Share
The Company issued 80,000,000 shares of common stock at the Company’s inception on July 22, 2009.   Since there was no change in the number of shares outstanding, the weighted average number of shares remains 80,000,000 through January 31, 2010.

NOTE 9
Financial Statement RESTATEMENT
On 10/24/09, the Company restated previously issued audited financial statements to expense legal expenses that were initially booked and amortized as startup costs within paragraph 8 of SOP 98-5, were changed to expense in the month(s) incurred due to the fact that they represent expenses of the offering pursuant to SAB Topic 5A.  Regarding Statement of Cash Flows, these startup costs were re-classified in operating activities to conform with the decision to expense rather than to capitalize.

NOTE 10
Subsequent Events
The Company S-1 registration statement that was filled with the Securities and Exchange  Commission on September 9, 2009 and was declared effective on March 4, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.  You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a development stage company, have only recently started operations and have only generated limited revenues from our business operations.

We believe the technical aspects of our website, network infrastructure, and transaction processing systems will be sufficiently developed to use for our operations and we will have a sufficient inventory of products 120 days from the completion of our offering.  Accordingly, we must raise cash from sources other than operations.  Our only other source for cash at this time is investments by others in our company.  We must raise cash to implement our project and begin our operations.  The money we raise in this offering will last 12 months.  We intend to also acquire potential targets operating in the foreign exchange trading industry.  We are not presently in negotiations with any potential target and there is no guarantee that we will be able to identify any target and close such acquisition.

We have only one officer and director.  He is responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002.  When theses controls are implemented, he will be responsible for the administration of the controls.  Should he not have sufficient experience, he may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the Securities and Exchange Commission which ultimately could cause you to lose your investment.

Result of Operations

Since inception (July 22, 2009) through January 31, 2010, we have only generated $34,500 in revenue and for the six months ended January 31, 2010 we generated $29,500 in revenue. The revenue was derived from consulting services with respect to the foreign exchange industry provided to two parties.  We do not expect to generate any further revenue from these customers.  There were no costs associated with the revenue generated to date.  We incurred $135,524 in expenses and a net loss of $102,154 for the period from inception (July 22, 2009) through January 31, 2010 and we incurred $82,399 in expenses and a net loss of $54,029 for the six months ended January 31, 2010.

Plan of Operation

To date, we have been focused on forming our company and other administrative matters.  In addition, we have also begun our evaluation of outside web designs, software developers and other service providers.  Further, as one of our shareholders has recently loaned us $75,000, we now plan to commence negotiations with these providers.

Upon completion of our public offering, our specific goal is to:

●
We will immediately hire an outside web designer to begin development of our website and begin negotiations with service providers to develop our network infrastructure and transaction processing systems.  The negotiation of service providers and the development and maintenance of the website, network infrastructure and transaction processing systems will be ongoing during the life of our operations.  Developing a workable version of our website will take approximately three months, and developing workable versions of our network infrastructure and transaction processing systems will take approximately six months.

●
We will also begin software development, which will be utilized for our trading platform.  We intend to rely on third party service providers to develop our software.  To date we have not entered into any formal relationship with any third parties to provide these services, and we intend to start the process following completion of the offering.

●
Approximately 90 days after we complete our public offering, we intend to promote our website primarily through viral marketing, such as blogs, postings on online communities and other methods of getting Internet users to refer others to our website by e-mail or word of mouth.  We also intend to use search engine optimization, the marketing of our website and software via search engines by purchasing sponsored placement in search result, and to enter into affiliate marketing relationships with website providers to increase our access to Internet consumers.  We believe that it will cost a minimum of $10,000 for our marketing campaign.  Marketing is an on-going matter that will continue during the life of our operations.

●	Approximately six to nine months after we complete our public offering, we believe that we will be able to begin operations.

Until our website is fully operational, our network infrastructure and transaction processing systems are in place we will not be able to provide our services.  We believe that we will have to spend approximately $25,000 in order to ensure that our website is fully operational and our network infrastructure and transaction processing systems are in place.  If we are unable to negotiate suitable terms with service providers to develop and maintain our website and software and to attract customers to our website, we may have to suspend or cease operations.

If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations.  If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in development stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns.

To become profitable and competitive, we have to develop our website, network infrastructure, and transaction processing systems; complete our trading platform and secure third parties to create the website, services and software to be offered on our website.  We are seeking equity financing to provide for the capital required to implement our operations.  We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

Our future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our products, competing technological and market developments, and the development of strategic alliances for the development and marketing of our products.  Our company intends to try to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. On October 6, 2009, October 20, 2009 and January 29, 2010, Rasel Ltd., a shareholder of our company, loaned $25,000, $50,000 and $50,000, respectively, to our company.   The loans from Rasel Ltd. carry 4% annual interest and principal and interest mature for each of the notes on October 30, 2011.

We expect to use the proceeds to fund our short-term capital requirements including paying administrative expenses associated with maintaining our public company’s filings for the next 12 months.  If we raise less than $200,000 in connection with our current offering, we will not be able to fully implement our business plan.  Specifically, we will not be able to acquire certain equipment to operate our planned operations at an optimal level.  In addition, we will need to limit our marketing efforts, which will limit our ability to generate revenues, if any.  Further, in order to implement our business plan and pay various administrative expenses on a minimal basis for 12 months, we expect that we will need approximately a minimum of $92,000 raised in connection with our current offering.   As such, we will need to raise approximately $92,000 from our current offering to implement our business plan and pay administrative expenses for the next 12 months.

As of January 31, 2010, we had approximately $49,780 in cash on hand.  We will need to raise capital upon becoming a reporting company.  We expect to be able to remain in operation for a period of 12 months with cash on hand.  In the event Forex's plans change or its assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, problems or otherwise), Forex could be required to obtain additional funds earlier than expected.  Forex does not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale-back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products, or potential markets. If adequate funds are not available, Forex's business, financial condition, and results of operations will be materially and adversely affected.

Until required for operations, Forex's policy will be to invest its cash reserves in bank deposits.  Forex expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors, most of which are outside Forex's control.

ITEM 3. QUA NTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of September 30, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 4T. CONTROLS AND PROCEDURES

Not applicable.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

None of our directors, officers or affiliates are involved in a proceeding adverse to our business or have a material interest adverse to our business.

ITEM 1A. RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 24, 2009, Forex International Trading Corp. sold 40,000,000 restricted shares of common stock to Meridad Inc. for $400.00 cash, and 40,000,000 restricted shares of common stock to Rasel Ltd. for $400.00 cash.  Sean Schnapp and Tom Schnapp, sons of Mr. Moshe Shcnapp, our sole executive officer and director, are the sole shareholders of Meridad Inc. and Rasel Ltd., respectively.    Forex relied on Section 4(2) of the Securities Act as its exemption from registration when it issued the shares of common stock to Meridad Inc. and Rasel Ltd.  Both Meridad Inc. and Rasel Ltd. agreed to hold the shares for investment purposes only and to transfer such shares only in a registered offering or in reliance upon an exemption therefrom.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of Forex International Trading Corp. (1)
3.2	Bylaws of Forex International Trading Corp. (1)
4.1	Promissory Note issued to Rasel Ltd. Dated October 6, 2009 (2)
4.2	Promissory Note issued to Rasel Ltd. Dated October 20, 2009 (2)
4.3	Letter Agreement between Rasel Ltd. and Forex International Trading Corp. dated January 22, 2011(3)
4.4	Promissory Note issued to Rasel Ltd. Dated January 29, 2010 (3)
31.1	Certification of the Chief Executive and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 9, 2009.
(2) Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on November 2, 2009.
(3) Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on January 29, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOREX INTERNATIONAL TRADING CORP.

/s/Moshe J. Schnapp	CEO, President, CFO, Secretary, Treasurer and Director	March 10, 2010
Moshe J. Schnapp