Form 10-Q/A
period 2010-01-31
Forex International Trading Corp.
filed 2010-05-21
CIK 1471781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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
Yes  ☒    No ☐

The number of shares of the Registrant’s Common Stock outstanding as of May 21, 2010 was 104,120,000.

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

Year End
The Company has elected to operate on a Fiscal Accounting Year and Fiscal Tax Year ending on July 31 st .

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

 ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

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

FOREX INTERNATIONAL TRADING CORP.

/s/Moshe J. Schnapp	CEO, President, CFO, Secretary, Treasurer and Director	May 21, 2010
Moshe J. Schnapp