Form 10-Q
period 2010-04-30
Forex International Trading Corp.
filed 2010-06-03
CIK 1471781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the quarterly period ended April 30, 2010

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
Yes  ☒    No ☐

The number of shares of the Registrant’s Common Stock outstanding as of May 28, 2010 was 104,120,000.

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

FOREX INTERNATIONAL TRADING CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
APRIL 30, 2010
UN-AUDITED
(AUDITED RESTATED NOVEMBER 24, 2009)

ASSETS

	April 30, 2010	July 31, 2009
	UN-AUDITED	AUDITED
Current Assets
Cash and cash equivalents (Note2)	$82,082	$800
Tradable Securities	64,666	-
Accounts Receivable	-	5,000

Total Current Assets	146,748	5,800

Fixed Asset
Leasehold improvements	18,258	-

TOTAL ASSETS	$165,006	$5,800

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and Accrued Liabilities (Note 3)	$79,563	$53,125

Total Current Liabilities	79,563	53,125

Long term Liabilities
Advances on Equity Offering (Note 4)	180,000	-
Rasel - Affiliated Party - Notes & Accrued Interest (Note 6)	127,153	-

Total Long term Liabilities	307,153	-

Commitments and Contingencies (Note 9)	-	-

TOTAL LIABILITIES	$386,716	$53,125

Stockholders' Equity:
Common Stock - $0.00001 par value - 400,000,000
shares authorized, 84,120,000 issued and
outstanding as of 4/30/10 (Note 7)	$841	$800

Additional Paid-In Capital	$41,159	-

Deficit	(263,710)	(48,125)

TOTAL STOCKHOLDERS EQUITY	$(221,710)	$(47,325)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$165,006	$5,800

The accompanying notes are an integral part of these financial statements.

FOREX INTERNATIONAL TRADING CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED UN-AUDITED STATEMENT OF INCOME AND EXPENSES
FOR THE NINE AND THREE MONTHS ENDED APRIL 30, 2010 AND SINCE INCEPTION ON JULY 22, 2009 TO APRIL 30, 2010

	Since Inception through	Three Months Ended	Nine Months Ended
	April 30, 2010	April 30, 2010	April 30, 2010
	UN-AUDITED	UN-AUDITED	UN-AUDITED

Revenue	$34,500	$-	$29,500

Cost of Revenue	-	-

Gross Profit	34,500	-	29,500

Operating Expenses
Filing Fees	$14,589	$8,659	$13,964
Proffessional & Legal Fees	157,949	26,299	105,449
Salaries	55,000	55,000	55,000
Software Licensing, website and Related Expenses	58,004	57,917	58,004
Other expenses	4,174	4,174	4,174
Total Operating Expenses	$289,716	$152,049	$236,591

Net Loss from Operations	(255,216)	(152,049)	(207,091)

Financing Expenses
Interest Expenses and Bank fees	$(3,659)	(2,529)	(3,659)
Finance Charges - Tradable Securities	(4,834)	(4,834)	(4,834)
Total Financing Expenses	(8,493)	(7,363)	(8,493)

Net Loss before Taxes	$(263,710)	$(159,412)	$(215,585)

Income Taxes	-	-	-

Net Loss after Taxes	$(263,710)	$(159,412)	$(215,585)

Weighted average number of common shares
outstanding - basic and fully diluted	84,120,000	84,120,000	84,120,000

Net Loss per share - basic and fully diluted	$0.0031349	$0.0018951	$0.0025628

The accompanying notes are an integral part of these financial statements.

FOREX INTERNATIONAL TRADING CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED UN-AUDITED CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED APRIL 30, 2010 AND SINCE INCEPTION ON JULY 22, 2009 TO APRIL 30, 2010

(AUDITED RESTATED NOVEMBER 24, 2009)

	Common	Additional	Retained
	Stock	Paid In Capital	Deficit	Total

Balance at July 22, 2009	$-	$-	$-	$-

Stock Issued	800	-	-	800

Net Loss	-	-	(48,125)	(48,125)

Balance at July 31, 2009 - Audited	$800	$-	$(48,125)	$(47,325)

Net Loss for the Period ended on April 30, 2010 - Un-Audited			(215,585)	(215,585)

Restricted Shares Issuing	41	41,159		41,200

Balance at April 30, 2010 - Un-Audited	$841	$41,159	$(263,710)	$(221,710)

The accompanying notes are an integral part of these financial statements.

FOREX INTERNATIONAL TRADING CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED UN-AUDITED STATEMENT OF CASH FLOWS
FOR THE NINE AND THREE MONTHS ENDED APRIL 30, 2010 AND SINCE INCEPTION ON JULY 22, 2009 TO YEAR ENDED JULY 31, 2009

	Since Inception through	Three Months Ended	Nine Months Ended
	July 31, 2009	April 30, 2010	April 30, 2010
	AUDITED	UN-AUDITED	UN-AUDITED
Cash Flows From Operating Activities
Net loss	$(48,125)	$(159,412)	$(215,585)

Adjustments to reconcile net income (loss) to
net cash (used) provided by operating activities:

Decrease (Increase) in Accounts Receivable	(5,000)	-	5,000
Increase (Decrease) in Accounts Payable and Accrued Expenses	53,125	52,220	26,438

Net cash (used) by operating activities	-	(107,193)	(184,147)

Cash Flows from Investing Activities
Leasehold improvements	-	(18,258)	(18,258)

Net cash invested in investing activities	-	(18,258)	(18,258)

Cash Flows From Financing Activities
Issuance of Common Stock	800	41,200	41,200
Issuance of Notes to Affilated Party	-	1,219	127,153
Advances on Eqwuity Offering		180,000	180,000
Investment In Tradable Securities		(64,666)	(64,666)
Net cash from financing activities	800	157,753	283,687

Net Increase in cash and cash equivalents	800	32,302	81,282

Cash and cash equivalents, Beginning of Period	-	49,780	800

Cash and cash equivalents, End of Period	$800	$82,082	$82,082

Non-cash transactions - Accrued interest on notes	$-	$-	$2,153
Non-cash transactions - Adjustment of tradable securities	$-	$4,834	$4,834
Non-cash transactions - Issuing of Restricted Shares	$-	$41,200	$41,200

  The accompanying notes are an integral part of these financial statements.

FOREX INTERNATIONAL TRADING CORP.
(A DEVELOPMENT STAGE COMPANY)
April 30, 2010
NOTES TO CONDENSED CONSOLIDATED UN-AUDITED
FINANCIAL STATEMENTS

NOTE 1
History and Organization of the Company
The Company was incorporated on July 22, 2009 (Date of Inception) as a development stage company under the laws of the State of Nevada as “Forex International Trading Corp.” and is licensed to engage in any lawful activity.

NOTE 2
Summary of Significant Accounting Policies

Basis of consolidation
The consolidated financial statements include the accounts of the Company, its majority-owned subsidiary and all variable interest entities for which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated upon consolidation. Control is determined based on ownership rights or, when applicable, whether the Company is considered the primary beneficiary of a variable interest entity

Marketable securities
The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date. The Company assesses whether temporary or other-than-temporary gains or losses on its marketable securities have occurred due to increases or declines in fair value or other market conditions. The Company had marketable securities within continuing operations for the period ended April 30, 2010, which been presented in market value.

Cash and Cash Equivalents
The Company maintains a cash balance in a non-interest bearing account that currently does not exceed federally insured limits.   For purposes of financial statement presentation, the Company considers all highly liquid instruments with a maturity of three months or less to be cash.

Revenue Recognition
The Company uses the accrual basis of accounting for all transactions. The Company recognized revenue and gains when earned and related costs of sales and expenses when incurred.

Variable Interest Entities
The Company is required to consolidate variable interest entities (“VIE's”), where it is the entity’s primary beneficiary. VIE's are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The primary beneficiary is the party that has exposure to a majority of the expected losses and/or expected residual returns of the VIE.  For the period ending April 30, 2010, the balance sheets and results of operations of FOREX INTERNATIONAL TRADING CORP M.S. LTD, our wholly owned subsidiary is consolidated into these financial statements.

Loss per Share
Net loss per share is provided in accordance with ASC Codification Topic 260 Section S99-1 and Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  The Company had no dilutive common stock equivalents, such as stock options or warrants as of April 30, 2010 and as of July 31, 2009.

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

Foreign currency translation
The Company considers the United States Dollar (“US Dollar” or "$") to be the functional currency of the Company and its subsidiary. The reporting currency of the Company is the US Dollar and accordingly, all amounts included in the consolidated financial statements have been presented or translated into US Dollars. For non-US subsidiary that do not utilize the US Dollar as its functional currency, assets and liabilities are translated to US Dollars at period-end exchange rates, and income and expense items are translated at weighted-average rates of exchange prevailing during the period. Translation adjustments are recorded in “Accumulated other comprehensive income” within stockholders’ equity. Foreign currency transaction gains and losses are included in the consolidated results of operations for the periods presented.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2010.   The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.   These financial instruments include cash and accounts payable.  Fair values are assumed to approximate carrying values for cash and payables because they are short-term in nature and their carrying amounts approximated fair values or they are payable on demand.

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

NOTE 3
Accounts Payable
As of January 31, 2010 the Company owes $50,000 to Triple 8 Limited, in connection with Software Licensing Agreement and the amount of $29,563 to other trades, including
$7,040 to the Company Chairman.

NOTE 4
Advances on Equity Offering
During the period, the Company made an offering to its common stocks. The offering closed on May 4, 2010.  The advances represent partial amounts that were received into the Company bank account.

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

Since inception to April 30, 2010, there was no Income Tax Expense.

The provisions for income taxes differ from the amount computed by applying the statutory federal income tax rate to Income before provision for income taxes. The source and tax effects of the differences are as follows:

U.S. federal statutory rate	34.00%
Valuation reserve	34.00%
Total	0.00%

As of April 30, 2010, the Company has a net operating loss carry forward of approximately $263,710 for tax purposes, which will be available to offset future taxable income.  This carryforward will expire in various years through 2014.

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

NOTE 7
Stockholders’ Equity
The Company was authorized to issue 400,000,000 shares of its $0.00001 par value common stock and 20,000,000 shares of its $0.00001 par value preferred stock as of April 30, 2010.

On July 22, 2009 the Company issued 40,000,000 shares of its $0.00001 par value common stock to Meridad Inc. and 40,000,000 shares of its $0.00001 par value common stock to Rasel Ltd.   Shares were issued at par with no Additional Paid In Capital for a total of $800.

On March 26, 2010 the Company entered into agreement with Island Capital Management, LLC for the purpose of obtaining DTC Corporate Eligibility. The Company paid as a fee $2,000 in cash and 120,000 shares of restricted stock for the purpose of obtaining DTC  Eligibility, performing director, officer and control shareholder Background Reviews and Consultation Services with respect to transfer services, including obtaining CUSIP  number(s), documentation formatting and third-party professional consultation services.

On April 23, 2010, the Company entered into an Employment Agreement (the “Agreement”) with Darren Dunckel (“Executive”) whereby the Company will employ Executive as its Chief Executive Officer for a term of two years (the “Term”).  Executive does not have any family relationship with any director, executive officer or person nominated or chosen by the Company to become a director or executive officer In addition, Executive has been appointed as a member of the Board of Directors of the Company.  For his services during the Term as Chief Executive Officer, the Company will pay Executive a salary of $120,000 to be paid on a monthly basis at a rate of $10,000 per month.  Executive will also be granted a signing bonus consisting of 4,000,000 shares of common stock of the Company upon signing the Agreement.  Additionally, if the Company generates net income of at least $1,000,000 during any fiscal year during the Term, the Company will pay the Executive an annual bonus in the amount of $100,000.  Executive will also receive during the Term such medical, health and disability insurance as the Company provides to its executive officers, two weeks of vacation in each calendar year and eligibility to participate in such pension, profit-sharing, retirement and other benefits as are available to executive officers of the Company.

NOTE 8
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

NOTE 9
Commitments and Contingencies
The Company S-1 registration statement that was filled with the Security and Exchange Commission on Sep 9, 2009 received Notice of Effectiveness on March 4, 2010. During April 2010 Moshe Schnapp, an executive officer and director for the Company, was the only party that solicited the investors.  A total of 42 investors were solicited, all of which invested in the Company.

On March 22, 2010 the Company entered into agreement with Spartan Securities Group, Ltd for sponsoring the Company form 15C211. The broker dealer and or any of its affiliates were not compensated as part of said agreement.

On March 24, 2010 the Company incorporate fully owned subsidiary in the State of Israel under the name: FOREX INTERNATIONAL TRADING CORP M.S. LTD – Company number 514424985 (“Forex Sub”). To date Forex Sub did not commence any operations other than accept into its bank account proceeds from investors as the Company agent.

The Company has two websites. The corporate website address is www.forex-international-trading.com and the trading platform (under the affiliate licensing agreement): www.4xint.com. Both websites are currently under construction and modifications may apply.  T Company has blocked the ability of potential subscribers in the United States from engaging in any transactions.  This restriction will be lifted once Mr. Dunckel has obtained the required license

On April 19, 2010, the Company entered into a Software Licensing Agreement with Triple 8 Limited (“Triple 8”) which was dated April 12, 2010 whereby the Company will license Triple 8’s proprietary trading software (the “Software”) for the purpose of developing a Forex Trading Platform and introducing prospective clients (“End Users”).  Triple 8 will create a website for the Company, which will be funded by the Company at a cost of $50,000 (the “Setup Fee”).  Upon the Company and Triple 8 generating $100,000 in revenue under the agreement, the Company will be reimbursed 50% of the Setup Fee ($25,000).  The Company will receive 30% of the net profit generated from End Users, which will be increased to 50% in the event that the monthly volume generated by the Company is in excess of $250 million.

NOTE 10

Subsequent Events
Per Notice of Effectiveness received on March 4, 2010, the Company made on April and May 2010 an offering. The offering closed on May 4, 2010.  The Company sold 20,000,000 shares of common stock for $0.01 per share for an aggregate raise of $200,000.

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

We are a development stage company; have only recently started operations and have only generated limited revenues from our business operations.

We believe the technical aspects of our website, network infrastructure, and transaction processing systems will be sufficiently developed to use for our operations and we will have a sufficient inventory of products 120 days from the completion of our offering which was closed on May 4, 2010.   The money we raised in our offering will last 12 months, unless opportunities will present itself prior.  We intend to also acquire potential targets operating in the foreign exchange trading industry.  We are not presently in negotiations with any potential target and there is no guarantee that we will be able to identify any target and close such acquisition.

We have two officers and directors and two other employees.  Our Chairman is responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002.  When theses controls are implemented, he will be responsible for the administration of the controls.  Should he not have sufficient experience, he may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the Securities and Exchange Commission which ultimately could cause you to lose your investment.

Result of Operations

Since inception (July 22, 2009) through April 30, 2010, we have only generated $34,500 in revenue and for the nine months ended April 30, 2010 we generated $29,500 in revenue. The revenue was derived from consulting services with respect to the foreign exchange industry provided to two parties.  We do not expect to generate any further revenue from these customers.  There were no costs associated with the revenue generated to date.  We incurred $298,210 in expenses and a net loss of $263,710 for the period from inception (July 22, 2009) through April 30, 2010 and we incurred $245,085 in expenses and a net loss of $215,585 for the nine months ended April 30, 2010. Our trading platform commenced generating revenues May 2010, which will be included in our next filling.

Plan of Operation

To date, we have been focused on forming our company and other administrative matters.  In addition, we have also begun our evaluation of outside web designs, software developers and other service providers.  To date, the Company has two websites. The corporate website address is www.forex-international-trading.com. The trading platform (under the affiliate licensing agreement) Internet address is www.4xint.com.  Both websites are currently under construction and modifications may apply.  The Company has blocked the ability of potential subscribers in the United States from engaging in any transactions.  This restriction will be lifted once Mr. Dunckel, our Chief Executive Officer, has obtained the required license
Per the completion of our public offering, our specific goal is to:

•
The Company business plan calls for the development of a currency trading platform and corresponding websites, followed by marketing of the Company’s products and services and the development of client relationships. The Company has engaged Darren Dunckel to be the Company CEO. Mr. Dunckel currently holds a Series 3 license to trade currencies and commodities as well as act as an introducing broker for Futures Commission Merchants (FCM).  Mr. Dunckel previously held Series 7, 63 and 65 securities licenses.  Mr. Dunckel’s membership with the National Futures Association was approved per the receipt of guarantor documentation from a FCM. Mr. Dunckel has over 15 years experience in the financial services industry with specific expertise marketing financial products to industry professionals.

•
The first version of the Company Currency Trading Platform is expected to be completed October 1, 2010  Mr. Dunckel and Mr. Schnapp have identified  currency trading platform vendors for the purpose of customizing a platform to meet the Company’s criteria. It is the Company’s desire for the platform to provide their clients with not only simplified retail trading capabilities but also institutional multi account trading for CTA’s (Commodity Trading Advisors)and CPO’s (Commodity Pool Operators). The current market environment includes extensive training opportunities for inexperienced traders.  As traders become more astute, the ability to transition from a single account retail trading to institutional multi-account trading is a niche market within the vast currency trading space that the Company’s sees a significant void.

•
As a mid-term-solution and in order to examine the system closely, the Company has signed an affiliate agreement with Triple 8 Limited, a Cyprus Company, to evaluate the platforms capabilities and flexibility to create a custom trading platform for the Company’s FUTURE clients.  While the Company is developing its own custom software platform, it began operating an affiliate program with Triple 8 Limited’s existing trading platform. The custom platform will be designed to help clients evaluate risk not only on a per trade basis, but also from a portfolio perspective.  The Company will then add additional features to their platform such as: (i) Easy deposit and withdrawal or funds transfers between existing banking/investment accounts; (ii) Total portfolio integration of client’s currency accounts with other investment accounts; and (iii) Detailed real time calculations of profits and losses, among others.

•
The functionality of the website will provide traders with the typical demo account, live account, and compliance capabilities along with the specialized functionality for CTA’s and CPO’s. The website will act as not only the interface for the Client/Traders, but it will also provide CTA’s and CPO’s with their own client access capabilities. The launch of the website will follow the release of the first version of the software.

•
Marketing (expected launch of marketing May/June, 2010) – The marketing of the platform will be performed primarily by Mr. Dunckel.  Mr. Dunckel has extensive experience in wholesaling financial products to investment advisors. The marketing strategy is to approach financial advisors, existing CTA’s, existing CPO’s, and retail currency traders involved in Forex trading training. The marketing will be focused on the unique features and delivery capabilities of the platform to attract currency traders. The Company will be seeking successful traders allowing them to maximize their expertise and the Company’s platform to manage money not only for themselves but for others as well. The Company will be utilizing multiple channels for delivering their message. The Company will be using multiple methods to reach out to the different channels including but not limited to phone, in person, email, mail and advertisements in publications utilized by the target market.

•
Client Development (expected start of client development is June/July, 2010) – Client development will be performed by the Company’s support staff. The Company anticipates the hiring of this staff beginning in or around June/July 2010 and will be ongoing. The Company is developing an extensive training program for the support staff to enable the Company to provide the highest possible level of service. Please note that the Company timeline is subject to change, as the Company faces daily challenges similar to that of any other enterprise.

•

 Our websites are fully operational though subject to modification and adjustments, our network infrastructure and transaction processing systems are not in place yet as we operating via a white label agreement.  We believe that we will have to spend approximately $25,000 in order to ensure that our website is fully operational and our network infrastructure and transaction processing systems are in place.  Even though it is remote possibility, if we are unable to negotiate suitable terms with service providers to develop and maintain our websites and software and to attract customers to our website, we may have to suspend or cease operations.

On March 24, 2010 the Company incorporated a fully owned subsidiary in the State of Israel under the name FOREX INTERNATIONAL TRADING CORP M.S. LTD – Company number 514424985 (“Forex Sub”). To date Forex Sub has not commenced any operations other than accepting into its bank account proceeds from investors that invested in the Company’s offering.

On April 19, 2010, the Company entered into a Software Licensing Agreement with Triple 8 Limited (“Triple 8”) which was dated April 12, 2010 whereby the Company will license Triple 8’s proprietary trading software (the “Software”) for the purpose of developing a Forex Trading Platform and introducing prospective clients (“End Users”).  Triple 8 will create a website for the Company, which will be funded by the Company at a cost of $50,000 (the “Setup Fee”).  Upon the Company and Triple 8 generating $100,000 in revenue under the agreement, the Company will be reimbursed 50% of the Setup Fee ($25,000).  The Company will receive 30% of the net profit generated from End Users, which will be increased to 50% in the event that the monthly volume generated by the Company is in excess of $250 million.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in development stage operations and have not generated any revenues from trading to the end of the quarter (we are generating revenues from Forex trading via our affiliated white label agreement during May 2010) . We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns.

To become profitable and competitive, we have to develop our websites (or modify the exiting), network infrastructure, and transaction processing systems; complete our trading platform and secure third parties to create the websites, services and software to be offered on our websites.  We are seeking equity or debts financing to provide for the capital required to implement our operations.  We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

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

We expect to use the proceeds to fund our short-term capital requirements including paying administrative expenses associated with maintaining our public company’s filings for the next 12 months. The offering closed on May 4, 2010.  The Company sold 20,000,000 shares of common stock for $0.01 per share for an aggregate raise of $200,000.  The certificates were delivered between March 26, 2010 and May 4, 2010. As of April 30, 2010, we had approximately $82,082 in cash on hand and additional $64,666 in tradable securities.   We expect to be able to remain in operation for a period of 12 months with cash on hand.  In the event our plans change or its assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, and problems or otherwise), we could be required to obtain additional funds earlier than expected.  The Company does not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale-back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products, or potential markets. If adequate funds are not available, our business, financial condition, and results of operations will be materially and adversely affected.

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

 ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of April 30, 2010 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2010, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None of our directors, officers or affiliate are involved in a proceeding adverse to our business or have a material interest adverse to our business.

 ITEM 1A. RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

 ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 24, 2009, Forex International Trading Corp. sold 40,000,000 restricted shares of common stock to Meridad Inc. for $400.00 cash, and 40,000,000 restricted shares of common stock to Rasel Ltd. for $400.00 cash.  Sean Schnapp and Tom Schnapp, sons of Mr. Moshe Schnapp, our chairman, are the sole shareholders of Meridad Inc. and Rasel Ltd., respectively.    Forex relied on Section 4(2) of the Securities Act as its exemption from registration when it issued the shares of common stock to Meridad Inc. and Rasel Ltd.  Both Meridad Inc. and Rasel Ltd. agreed to hold the shares for investment purposes only and to transfer such shares only in a registered offering or in reliance upon an exemption therefrom.

On March 26, 2010 the Company entered into agreement with Island Capital Management, LLC for the purpose of obtaining DTC Corporate Eligibility. The Company paid as a fee $2,000 in cash and 120,000 shares of restricted stock for the purpose of obtaining DTC  Eligibility, performing director, officer and control shareholder Background Reviews and Consultation Services with respect to transfer services, including obtaining CUSIP  number(s), documentation formatting and third-party professional consultation services.  The shares were issued under Section 4(2) of the Securities Act of 1933, as amended.

On April 23, 2010, the Company entered into an Employment Agreement (the “Agreement”) with Darren Dunckel (“Executive”) whereby the Company will employ Executive as its Chief Executive Officer for a term of two years (the “Term”).  Executive does not have any family relationship with any director, executive officer or person nominated or chosen by the Company to become a director or executive officer In addition, Executive has been appointed as a member of the Board of Directors of the Company.  For his services during the Term as Chief Executive Officer, the Company will pay Executive a salary of $120,000 to be paid on a monthly basis at a rate of $10,000 per month.  Executive will also be granted a signing bonus consisting of 4,000,000 shares of common stock of the Company upon signing the Agreement.  Additionally, if the Company generates net income of at least $1,000,000 during any fiscal year during the Term, the Company will pay the Executive an annual bonus in the amount of $100,000.  Executive will also receive during the Term such medical, health and disability insurance as the Company provides to its executive officers, two weeks of vacation in each calendar year and eligibility to participate in such pension, profit-sharing, retirement and other benefits as are available to executive officers of the Company.  The shares were issued under Section 4(2) of the Securities Act of 1933, as amended.

Our public offering under closed on May 4, 2010.  The Company sold 20,000,000 shares of common stock for $0.01 per share for an aggregate raise of $200,000. Moshe Schnapp, an executive officer and director for the Company, was the only party that solicited the investors, which had a previous relationship with Mr. Schnapp.  A total of 42 investors were solicited, all of which invested in the Company.  No other potential investors were solicited.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

 ITEM 4 – REMOVED AND RESERVED

Not applicable

ITEM 5. OTHER INFORMATION

None.

 ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of Forex International Trading Corp. (1)
3.2	Bylaws of Forex International Trading Corp. (1)
4.1	Promissory Note issued to Rasel Ltd. Dated October 6, 2009 (2)
4.2	Promissory Note issued to Rasel Ltd. Dated October 20, 2009 (2)
4.3	Letter Agreement between Rasel Ltd. and Forex International Trading Corp. dated January 22, 2011(3)
4.4	Promissory Note issued to Rasel Ltd. Dated January 29, 2010 (3)
10.1	Employment Agreement dated April 23, 2010, by and between Forex International Trading Corp and Darren Dunckel(4)
10.2	Software Licensing Agreement dated April 12, 2010, by and between Forex International Trading Corp and Triple 8 Limited (5)
31.1	Certification of the Chief Executive and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 9, 2009.
(2) Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on November 2, 2009.
(3) Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on January 29, 2010.
(4) Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on April 28, 2010.
(5) Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on April 20, 2010.

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOREX INTERNATIONAL TRADING CORP.

/s/Darren C Dunckel	CEO, President, CFO, Secretary, Treasurer and Director	June 2, 2010
Darren C. Dunckel