Form 10-K
period 2010-07-31
Forex International Trading Corp.
filed 2010-09-08
CIK 1471781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
 1934

For the fiscal year ended: July 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

Commission File Number: 333-161795

FOREX INTERNATIONAL TRADING CORP.

(Exact name of registrant as specified in its charter)

Nevada	27-0603137
State or other jurisdiction of	I.R.S. Employer Identification Number
incorporation or organization

1061 ½ N Spaulding Ave., West Hollywood, California 90046
(Address of principal executive office)

Issuer's telephone number: 888-333-8075

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes  ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer or smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐ No ☒

As of January 31, 2010, the last business day of the Company’s most recently completed second fiscal quarter; the market value of our common stock held by non-affiliates was approximately $201,200 which is computed using the price per share of our public offering of $0.01 per share.

As of September 1, 2010, 104,120,000 shares of common stock, $.00001 par value per share, of the registrant were outstanding.

Documents incorporated by reference:  None

FORM 10-K

FOR THE FISCAL YEAR ENDED JULY 31, 2010

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to “Forex,” “FXIT,” “the Company,” “we,” “us,” and “our” refer to Forex International Trading Corp.

Except for the historical information contained herein, some of the statements in this report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosures about Market Risk." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at a competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under U.S. federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

PART I

ITEM 1. BUSINESS

General
Forex International Trading Corp. and its fully owned subsidiary (“Forex”, “FXIT”, or the “Company”), a Nevada corporation, is principally engaged in offering foreign currency market trading to professionals and retail clients over its web-based trading systems. On March 24, 2010 the Company incorporated its wholly-owned subsidiary in the State of Israel under the name: FOREX INTERNATIONAL TRADING CORP M.S. LTD – Company number 514424985 (“Forex Sub”). To date, Forex Sub did not commence any operations other than to accept into its bank account proceeds from investors as the Company agent or long arm.

Shares in the Company are listed for trading on the Over the Counter Bulletin Board listings (OTCBB: FXIT). The Company’s headquarters and operating offices are located in West Hollywood, California.

Overview
The Company was incorporated on July 22, 2009 (Date of Inception) as a development stage company under the laws of the State of Nevada as “Forex International Trading Corp.” and is licensed to engage in any lawful activity. On April 19, 2010, the Company entered into a Software Licensing Agreement with Triple 8 Limited (“Triple 8”) which was dated April 12, 2010 whereby the Company licensed Triple 8’s proprietary trading software (the “Software”) for the purpose of developing a Forex Trading Platform and introducing prospective clients (“End Users”).  Triple 8 created a website for the Company under the domain www.4xint.com which is blocked for US and Canadian clients. The Company maintains a corporate website under the domain www.forex-international-trading.com.  In connection with the LOI entered with Forex NYC (as discussed below), the Company incorporated the offerings provided by Forex NYC under www.forexnewyorkcity.com into our web site.  Although this is not generating revenue, we believe it is a beneficial added feature for our clients.

Recent Developments
On July 1, 2010, the Company entered into a Letter of Intent (the “LOI”) with Forex New York City LLC (“Forex NYC”) pursuant to which Forex NYC agreed to sell and the Company agreed to purchase a 10% interest in Forex NYC in consideration of a convertible debenture in the amount of $200,000 (the “Debenture”).

The Debenture will mature on the six month anniversary of the issuance, carry 5% interest and is convertible into shares of common stock of the Company at a 25% discount to the market price.  In lieu of issuing the Debenture, the Company may pay $200,000 in cash at closing.  The Company will also acquire an option to acquire an additional 15% of Forex NYC.  The purchase price for such option shall be based on a valuation of the greater of $2,000,000 or three times revenue.  The option shall be exercisable commencing on the 30th month following the closing of the initial acquisition and shall expire on the 48th month following the closing of the initial acquisition.

Except for various miscellaneous provisions, this LOI is non-binding.  The LOI calls for the completion of definitive documentation and completion of due diligence prior to September 1, 2010.  Final closing is subject to approval of the final definitive agreements by the Boards of Directors of the Company and Forex NYC.  Forex NYC is also required to raise a minimum of $40,000 prior to close.  There is no guarantee that the parties will reach a final agreement, that the Company will be able to raise the required funds to close the transaction or that the transaction will close on the terms set forth as agreed in the LOI.

During June 2010, the Company identified a Forex operator in a non-regulated environment ("Target X").  The Company is presently in discussions with Target X to acquire 100% of the issued and outstanding securities of Target X in consideration of 80,000,000 shares of common stock.  The Company approached Target X as a whole parallel to approaching various individual shareholders of Target X. As of the date of this filling, several shareholders of Target X (the “Shareholders”) have expressed their willingness to sell their interest (approximately 45%) to the Company in accordance with the terms of the Company’s offer. The Company requested that the Shareholders deposit their interest in Target X with the Company’s attorney with irrevocable instructions to close the transaction automatically no later than December 31, 2010 regardless of the Company’s efforts to acquire an additional interest in Target X.

The closing shall be subject to Medirad Inc. and Rasel Ltd. (the "Majority Stockholders") entering into an agreement whereby the Majority Stockholders will return their exiting 80,000,000 shares of common stock to the Company for cancellation and convert $125,000 in notes payable (the "Notes") into shares of preferred stock.  In connection with the conversion of the Notes, the Company shall issue the Majority Stockholders shares of preferred stock with a stated value of USD $125,000, which shall be convertible into shares of common stock at a 25% discount to the market price. The market price will be equal to the volume-weighted average price for the twenty trading days immediately preceding the actual issuance date.  Further, the Majority Stockholders will commit to purchase up to $2,000,000 in Perpetual Redeemable Cumulative 10% Preferred Stock in accordance with term to be agreeable.  There is no guarantee that the Company will close all or part of the above transactions, if at all.

Operations
Our company offers online brokerage services in financial instruments using our Forex trading platform. Forex's targeted customer base for brokerage services includes active individual, professional and institutional traders.  Customers are entitled to open accounts directly with Triple 8 subsidiaries or affiliate through our web site.    We also provide a `demo' trading system and an e-learning center that may be accessed by registering on the website.  We intend to develop, markets and operates a software system delivering foreign exchange services to the public through the Internet. We will offer an electronic trading platform which seamlessly integrates strategy trading tools, historical and streaming real-time market data, and direct-access order-routing and execution.  We allow our clients to be directly, through Triple 8 subsidiaries or their affiliates, connected to market prices. Under the method, clients are able to trade at market prices with the addition of a predefined and fixed commission.  We believe this allows clients to be directly connected to very competitive market prices.

To date, the Company has two websites: the corporate website, www.forex-international-trading.com, and the trading platform, (under the affiliate licensing agreement) www.4xint.com.  Both websites are currently under construction, examination and constant development so modifications may apply.  The Company has blocked the ability of potential subscribers in the United States and Canada from engaging in any transactions.  This restriction will be lifted once the Company has obtained the required licenses.

Clients and Customers
Forex's targeted customer base for brokerage services includes active individual, professional and institutional traders.  The entirety of the Company’s customer through Triple 8 subsidiaries or affiliate base exists outside of the United States and/or Canada.  In connection with the LOI entered with Forex NYC (as discussed below), the Company incorporated the offerings provided by Forex NYC under www.forexnewyorkcity.com into our web site.  Although this is not generating revenue, we believe it is a beneficial added feature for our clients.

Competition
The market for online forex brokerage services is intensely competitive and rapidly evolving, and there appears to be substantial consolidation in the industry of online forex brokerage services, Internet-based real-time market data services, and trading analysis software tools. We believe that, due to the current and anticipated rapid growth of the market for integrated trading tools, real-time market data and online brokerage services, competition, as well as consolidation, will substantially increase and intensify in the future. We believe our ability to compete will depend upon many factors both within and outside our control, including, but not limited to,: pricing; the timing and market acceptance of new products and services and enhancements developed by us and our competitors; technological developments; product content; our ability to design and support efficient, materially error-free Internet-based systems; market conditions, such as volatility in currency fluctuations, stock prices, inflation and recession; product and service functionality; data availability; ease of use; reliability; customer service and support; and sales and marketing efforts.

We will face direct competition from several publicly-traded and privately-held companies, principally online brokerage firms, including providers of direct-access order execution services. Our competitors will include many foreign exchange online brokerage firms currently active in the United States and Europe. Many online brokerage firms currently offer direct-access service.

Many of our existing and potential competitors, which will include online discount and traditional brokerage firms, and financial institutions that are focusing more closely on online services, including direct-access services for active traders, have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than we will. Furthermore, there is the risk that larger financial institutions which offer online brokerage services as only one of many financial services may decide to use extremely low pricing rates in the foreign currency market to acquire and accumulate customer accounts and assets to derive interest income and income from their other financial services. We do not plan to offer other financial services; therefore, such pricing techniques, should they become common in our industry, could have a material, adverse effect on our results of operations, financial condition and business model.

Generally, competitors may be able to respond more quickly to new or emerging technologies or changes in customer requirements or to devote greater resources to the development, promotion and sale of their products and services than we will. There can be no assurance that our potential competitors will not develop products and services comparable or superior to those that will be developed and offered by us or adapt more quickly than us to new technologies, evolving industry trends or changing customer requirements, or that we will be able to timely and adequately complete the implementation, and appropriately maintain and enhance the operation, of our business model. Increased competition could result in price reductions, reduced margins, failure to obtain any significant market share, or loss of market share, any of which could materially adversely affect our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current or future competitors, or that competitive pressures faced by us will not have a material adverse effect on our business, financial condition and results of operations.

Corporate Headquarters
Our executive, administrative and operating offices are located at 1061 ½ N Spaulding Ave, West Hollywood, CA 90046.

Government Regulation
Our proposed business and industry are highly regulated. In the United States (where the Company presently does not operate), regulatory bodies are charged with safeguarding the integrity of the forex and other financial markets and with protecting the interest of customers participating in those markets.  In recent years, the financial services industry in the United States has been subject to increasing regulatory oversight. The regulatory bodies that regulate our business and industry in the United States have proposed and may consider additional legislative and regulatory initiatives and may adopt new or revised regulations that may affect the way in which we conduct our business. Prior to commencing operations in the United States, we will be required to register as a Futures Commission Merchant (FCM) and Forex Dealer Merchant (FDM) and/or Introducing Broker (IB) with the Commodity Futures Trading Commission and as a member of the National Futures Association, which serves as its designated self regulatory examining authority.  The Company  initially registered through its Chief Executive Officer (“CEO”) as an Introducing Broker.  In order to be accepted as an Introducing Broker, the Company’s CEO  filed an application with the Commodity Futures Trading Commission and paid a minimal fee.  The Commodity Futures Trading Commission evaluated the application and determined that the Company’s CEO is eligible.  Prior to obtaining the required registrations in the United States or other applicable jurisdiction, we will block any traffic from the United States and will not allow any trading by US citizens.  Upon being accepted as an Introductory Broker, we will be required to comply with various ongoing compliance issues including maintaining and having available for inspection books and records that support and explain all aspects of our commodity futures business.  These records must be maintained in an orderly fashion at our main business.  All required books and records must be kept for five years and readily accessible for the most recent two years.  Additionally, we will have continuing responsibility to have the necessary policies and procedures in place to diligently supervise our employees and agents.  We expect that we will be audited at various times to ensure that we are complying with the foregoing.

Upon commencing operations in the United States we also will be regulated by governmental bodies and/or self-regulatory organizations in jurisdictions outside of the United States in which we operate.  For example, assuming that we operate in each of these jurisdictions, of which there is no guarantee, we will be regulated by the Financial Services Authority in the United Kingdom, the Monetary Authority of Singapore in Singapore, the Australian Securities and Investments Commission in Australia and the Securities and Futures Commission in Hong Kong, assuming we operate in these jurisdictions.  We have not commenced the process to register in any of these countries.  Many of the regulations we will be governed by are intended to protect the public, our customers and the integrity of the markets.  These regulators and self-regulatory organizations regulate the conduct of our business in many ways and conduct regular examinations to monitor our compliance with these regulations. Among other things, we will be subject to laws, rules and regulations that cover all aspects of the Forex business, including:

           •           sales methods;

           •           trading practices;

           •           use and safekeeping of customers’ funds and securities;

           •           capital structure;

           •           Anti-money laundering;

           •           record-keeping; and

           •           conduct of directors, officers and employees.

For trading by customers in jurisdictions outside the United States, we intend to conduct a regulatory review of our trading operations in all jurisdictions we deem material to ensure compliance with local laws.

Registered FCMs and FDMs traditionally have been subject to a variety of rules that require that they know their customers and monitor their customers’ transactions for suspicious financial activities. With the passage of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the Patriot Act, FCMs, FDMs and IBs are now subject to even more stringent requirements. As required by the Patriot Act, prior to commencing operations in the United States, we will establish comprehensive anti-money laundering and customer identification procedures, designated an anti-money laundering compliance officer, train our employees and conducted an independent audit of our program. Our customer identification procedures will include both a documentary and a non- documentary review and analysis of the potential customer. Our documentary review requires the collection and confirmation of multiple forms of identification and other documentary evidence from each prospective customer in order to validate such prospective customer’s identity.

FXIT's mode of operation and profitability may be directly affected by:

•	additional legislation;

•
changes in rules promulgated by the Commodity Futures Trading Commission, the National Futures Association, the Board of Governors of the Federal Reserve System, the FSA, the various stock and futures exchanges and other self-regulatory organizations; and

•	changes in the interpretation or enforcement of existing rules and laws, particularly any changes focused on online brokerage firms that target an active trader customer base.

Governmental concern is focused in two basic areas: that the customer has sufficient trading experience and has sufficient risk capital to engage in active trading.  The Company will require a $500 opening balance to open an account.  We believe the Company's minimum suitability requirements, as well as the extensive user education documentation and tutorials offered on its Web site, are consistent with the rules and regulations concerning active trading.

It is possible that other agencies will attempt to regulate our planned domestic online and other electronic service activities with rules that may include compliance requirements relating to record keeping, data processing, other operation methods, privacy, pricing, content and quality of goods and services as the market for online commerce evolves. Because of the growth in the electronic commerce market, Congress had held hearings on whether to regulate providers of services and transactions in the electronic commerce market. As a result, federal or state authorities could enact laws, rules or regulations, not only with respect to online brokerage services, but other online services we provide or may in the future provide. Such laws, rules and regulations, if and when enacted, could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, since our company's activities and customer base are international, regulatory developments in other countries, including those of which we are unaware, could have an effect on our company and its operations.

Employees
As of July 31, 2010, the Company has seven employees, five officers and directors and two other employees.  Moshe J. Schnapp, Darren Dunckel, William Glass, Anita Atias and Stewart Reich comprise the officers and directors of the Company.  Additionally, the Company has two other employees. Messers Schnapp and Dunckel are active officers of the company.

Liquidity
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

We expect to be able to remain in operation for a period of 12 months with cash on hand.  In the event our plans change or its assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, and problems or otherwise), we could be required to obtain additional funds earlier than expected.  Other than our exiting Secured Notes, the Company does not have any committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale-back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products, or potential markets. If adequate funds are not available, our business, financial condition, and results of operations may be materially and adversely affected.

Until required for operations, the Company's policy will be to invest its cash reserves in bank deposits or deploy funds as short term loans.  The Company expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors, most of which are outside the Company's control.

ITEM 1A. RISK FACTORS

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 1A. Risk Factors.  Despite not being a requirement we consider the following factors to be risks to our continued growth and development:

Risks Relating to Forex International Trading Corp.

We will be required to raise additional capital in order to implement significant growth plans.

Our working capital is positive and will allow conducting our business in the next twelve months. In order to achieve substantial presence in the markets we will have to borrow funds from Moshe J. Schnapp’s contacts, an executive officer of our company, and unrelated third parties, and the receipt of proceeds from the sale of our product range.  If adequate funds are not available, we may not be able to fund our expansion, take advantage of acquisition opportunities, develop or enhance products or services, respond to competitive pressures or maintain our public filings. Such inability could have a material adverse effect on our business, results of operations and financial condition.

We may need and be unable to obtain additional funding on satisfactory terms, which could dilute our shareholders or impose burdensome financial restrictions on our business.

Unforeseeable circumstances may occur which could compel us to seek additional funds.. Furthermore, future events, including the problems, delays, expenses and other difficulties frequently encountered by start-up companies may lead to cost increases that could make the net proceeds of this offering insufficient to fund our proposed business plan. Thus, the proceeds of the offering may be insufficient to accomplish our objectives and we may have to borrow or otherwise raise additional funds to accomplish such objectives. We may seek additional sources of capital, including an additional offering of our equity securities, an offering of debt securities or obtaining financing through a bank or other entity. This may not be available on a timely basis, in sufficient amounts or on terms acceptable to us. Our inability to raise additional equity capital or borrow funds required to affect our business plan, may have a material adverse effect on our financial condition and future prospects. Additionally, to the extent that further funding ultimately proves to be available, both debt and equity financing involve risks. Debt financing may require us to pay significant amounts of interest and principal payments, reducing the resources available to us to expand our existing businesses. Some types of equity financing may be highly dilative to our stockholders' interest in our assets and earnings. Any debt financing or other financing of securities senior to common stock will likely include financial and other covenants that will restrict our flexibility.

We will have inadequate capital to pay significant additional expenses we expect to incur as a public company and, as a result, we will be required to raise additional capital further diluting investors that participate in this offering.

We are a reporting company subject to the requirements of section 15(d) of the Exchange Act.  In order to comply with such reporting requirements, we will incur additional administrative expenses including substantial legal and accounting expenses.  We expect such fees to be approximately $50,000 per year.  As a result, we will be required to raise additional debt or equity financing of which there is no guarantee that such financing will be available or available on acceptable terms.  To date, Rasel Ltd., a shareholder of the company, has loaned the company $125,000 ($128,452 including interest accrued to year end).  If we are required to raise additional funds and if we raise such proceeds in the form of equity, our shareholders will be further diluted.

Our success will be dependent on attracting key and other personnel, particularly in the areas of management, technical services and customer support.

We believe that our success will depend on continued employment of Moshe J. Schnapp, an executive, officer director and employee, for the development of our platform. Such experience will be important to the establishment of our business. The loss of Moshe J. Schnapp during this early development stage could disrupt and negatively affect our business and operations.  Our success also depends on having highly trained technical and customer support personnel.

We may have difficulty attracting and employing members to our senior management team and sufficient technical and customer support personnel to keep up with our growth needs. This shortage could limit our ability to increase sales and to sell services. Competition for personnel is intense. If we cannot hire suitable personnel to meet our growth needs, our business and operations will be negatively affected.

Our success will be dependent upon our receipt and maintenance of regulatory approvals in the major customer markets around the world.

We believe that our success, in large part, depends upon our ability to receive and retain regulatory approval in the major markets around the world. For example, if we are to market our services in the United States, we will be required to obtain the approval of the Commodities Futures Trading Commission and the National Futures Association.  Until we obtain the required registrations from each jurisdiction, we will not be able to generate customers or revenue in such jurisdiction.  As a result, if we do not obtain the required registrations, we will not be able to generate revenues and we will not be able to implement our operations in any meaningful way.

Many of the regulations we will be governed by are intended to protect the public, our customers and the integrity of the markets.  If we are successful in registering in any jurisdiction, these regulators and self-regulatory organizations regulate the conduct of our business in many ways and conduct regular examinations to monitor our compliance with these regulations. Among other things, we will be subject to laws, rules and regulations that cover all aspects of the Forex business, including:

           •           sales methods;

           •           trading practices;

           •           use and safekeeping of customers’ funds and securities;

           •           capital structure;

           •           anti-money laundering;

           •           record-keeping; and

           •           conduct of directors, officers and employees.

If the regulators determine that we breached or violated any rule, law or regulation, we may be subject to sanctions, fines or revocation of our registration in such jurisdiction, which will have a negative impact on our operations and may require that we cease operations assuming that we have developed operations.

Fluctuations in our quarterly results may adversely affect our stock price.

Our quarterly operating results will likely vary.  Our operating results will likely fall below the expectations of securities analysts or investors in some future quarter or quarters. Our failure to meet these expectations would likely adversely affect the market price of our common stock.    Our quarterly operating results may vary depending on a number of factors, including:

•	Unexpected cost in developing our software to be utilized in our platform;

•	demand of buyers and sellers to use and transact business on our platform;

•	actions taken by our competitors, including new product introductions, fee schedules, pricing policies and enhancements;

•	cash flow problems that may occur;

•	the quality and success of, and potential continuous changes in, sales or marketing strategies assuming that we successfully develop our platform;

•	the timing, completion, cost and effect of our development and launch of a planned Forex trading platform;

•	the size and frequency of any trading errors for which we ultimately suffer the economic burden, in whole or in part;

•	changes in demand for our products and services due to the rapid pace in which new technology is offered to customers in our industry;

•
costs or adverse financial consequences that may occur with respect to regulatory compliance or other regulatory issues, particularly relating to laws, rules or regulations that may be enacted with a focus on the active trader market; and

•	general economic and market factors that affect active trading, including changes in the securities and financial markets.

Our industry is intensely competitive, which will make it difficult to attract and retain customers.

The markets for online forex brokerage services and Internet-based trading tools, and real-time market data services is intensely competitive and rapidly evolving, and there has been substantial consolidation of those three products and services occurring in the industry. We believe that competition from large online brokerage firms and smaller brokerage firms focused on active traders, as well as consolidation, will substantially increase and intensify in the future. Competition may be further intensified by the size of the active trader market.  We believe our ability to compete will depend upon many factors both within and outside our control. These include: price pressure; the timing and market acceptance of new products and services and enhancements developed by us and our competitors; the development and support of efficient, materially error-free Internet-based systems; product and service functionality; data availability and cost; clearing costs; ease of use; reliability; customer service and support; and sales and marketing decisions and efforts.

There is no guarantee that we will adequately be able to protect our  properties and software licenses which may have a negative impact on our operations.

While we will seek to protect our technology that we will develop, it will not be possible for us to detect all possible infringements of our software, text, designs and other works of authorship. Also, copyright protection does not extend to functional features of software and will not be effective to prevent third parties from duplicating any of our future-developed software's capabilities through engineering research and development. In addition, our technology and intellectual property may receive limited or no protection in some countries, and the global nature of the Internet makes it impossible to control the ultimate destination of our work.

If our future-developed software is found to infringe on the copyrights or patents of a third party, the third party or a court or other administrative body could require us to pay royalties for past use and for continued use, or to modify or replace the software to avoid infringement. We cannot assure you that we would be able to modify or replace this software.

Any of these claims, with or without merit, could subject us to costly litigation, divert our technical and management personnel and materially and adversely affect our business and operations.

There is no guarantee that we will adequately be able to protect  trademarks and service marks which may have a negative impact on our operations.

Proprietary rights are important to our success and our competitive position. Our actions may be inadequate to protect any trademarks and other proprietary rights or to prevent others from claiming violations of their trademarks and other proprietary rights. We may not be able to protect our domain names for our websites as trademarks because those names may be too generic or perceived as describing a product or service or its attributes rather than serving a trademark function.

If we are unable to protect our proprietary rights in trademarks, service marks and other indications of origin, competitors will be able to use names and marks that are identical to ours or sufficiently similar to ours to cause confusion among potential customers. This confusion may result in the diversion of business to our competitors, the loss of customers and the degradation of our reputation. Litigation against those who infringe upon our service marks, trademarks and similar rights may be expensive. Because of the difficulty in proving damages in trademark litigation, it may be very difficult to recover damages.

Except for a search for the name Forex International Trading Corp., we have not conducted searches to determine whether our service marks, trademarks and similar items may infringe on the rights of third parties. Despite having searched a mark, there may be a successful assertion of claims of trademark or service mark infringement. If a third party successfully asserts claims of trademark, service mark or other infringement, the third party or a court or other administrative body may require us to change our service marks, trademarks, company names, the design of our sites and materials and our Internet domain name (web address), as well as to pay damages for any infringement. A change in service marks, trademarks, company names, the design of our sites and materials and Internet domain names may cause difficulties for our customers in locating us or cause them to fail to connect our new names and marks with our prior names and marks, resulting in loss of business.

The nature of our business may result in potential liability to customers which would have a negative impact upon our results of operations.

Many aspects of the forex brokerage business, including online trading services, involve substantial risks of liability. In recent years there has been an increasing incidence of litigation involving the securities brokerage industry, including class action and other suits that generally seek substantial damages, including in some cases punitive damages. In particular, our future proprietary order routing technology will be designed to automatically locate, with immediacy, the best available price in completing execution of a trade triggered by programmed market entry and exit rules. There are risks that the electronic communications and other systems upon which these products and services rely, and will continue to rely, or our products and services themselves, as a result of flaws or other imperfections in their designs or performance, may operate too slowly, fail or cause confusion or uncertainty to the user. Major failures of this kind may affect all customers who are online simultaneously. Any such litigation could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may not be able to make future acquisitions and new strategic alliances, and, even if we do, such acquisitions and alliances may disrupt or otherwise negatively affect our business.

Our business plan contemplates that we may make acquisitions in complementary companies, technologies and assets.  Future acquisitions are subject to the following risks:

•	we may not be able to agree on the terms of the acquisition or alliance, such as the amount or price of our acquired interest;

•
acquisitions and alliances may cause a disruption in our ongoing business, distract a relatively new management team and make it difficult to implement or maintain our systems, controls and procedures;

•	we may acquire companies or make strategic alliances in markets in which we have little experience;

•	we may not be able successfully to integrate the services, products and personnel of any acquisition or new alliance into our operations;

•	we may be required to incur debt or issue equity securities to pay for acquisitions, which may be dilutive to existing shareholders, or we may not be able to finance the acquisitions at all; and

•	our acquisitions and strategic alliances may not be successful, and we may lose our entire investment.

In addition, we will face competition from other parties, including large public and private companies, venture capital firms, and other companies, in our search for suitable acquisitions and alliances. Many of the companies we will compete with for acquisitions have substantially greater name recognition and financial resources than we have, which may limit our opportunity to acquire interests in new companies, technologies and assets or create strategic alliances. Even if we are able to find suitable acquisition candidates or develop acceptable strategic alliances, doing so may require more time and expense than we expect because of intense competition.

The international nature of our business will add additional complexity and risks to our business.

The nature of the foreign currency business will bring us into contact with different countries and markets. We hope to continue to expand further in international markets. Our international business may be subject to a variety of risks, including:

•           market risk or loss of uncovered transactions;

•           governmental regulation and political instability;

•           collecting international accounts receivable and income;

•           the imposition of barriers to trade and taxes; and

•           difficulties associated with enforcing contractual obligations and intellectual property rights.

These factors may have a negative effect on any future international operations and may adversely affect our business and operations.  We may not be able to compete effectively with other providers of e-commerce services.

Concerns regarding security of transactions and transmitting confidential information over the Internet may adversely affect our business.

We believe that concern regarding the security of confidential information transmitted over the Internet, including, for example, business requirements, credit card numbers and other forms of payment methods, prevents many potential customers from engaging in online trading. If we do not add sufficient security features to future product releases, our services may not gain market acceptance or we may face additional legal exposure.

Despite the measures we plan to take in the areas of encryption and password or other authentication software devices, our future infrastructure, like others, will be potentially vulnerable to physical or electronic break-ins, computer viruses, hackers or similar problems caused by employees, customers or other Internet users. If a person circumvents our security measures, that person could misappropriate proprietary information or cause interruptions in our operations. Security breaches that result in access to confidential information could damage our reputation and expose us to a risk of loss or liability. These risks may require us to make significant investments and efforts to protect against or remedy security breaches, which would increase the costs of maintaining our websites.

Our e-commerce capability depends on real-time accurate product information.

We may be responsible for loading information into our database and categorizing the information for trading purposes. This process entails a number of risks, including dependence on our suppliers both to provide us in a timely manner with accurate, complete and current information and to update this information promptly when it changes. If our suppliers do not provide us in a timely manner with accurate, complete and current information, our database may be less useful to our customers and users and may expose us to liability. We cannot guarantee that the information available in our database will always be accurate, complete and current or comply with governmental regulations either due to third-party or internal errors. This could expose us to liability or result in decreased acceptance of our products and services, which could have a material and adverse affect on our business and operations. We are aware of cases in which the data provided to us by third parties has not been consistently accurate and, as a result of which, we have experienced customer dissatisfaction and lawsuits by customers. In addition, our contracts with the third-party data suppliers must be renewed on a regular basis and the costs for such information may increase, with our company having little or no negotiating influence in such a situation.

Our market is characterized by rapid technological change, and we may not be able to keep up with such change in a cost-effective way.

Our market is characterized by rapid technological change and frequent new product announcements. Significant technological changes could render eventually our future-developed technology obsolete. If we are unable to respond successfully to these developments or do not respond in a cost-effective way, our business and operations will suffer. To be successful, we must adapt to our rapidly changing market by continually improving the responsiveness, services and features of our products and services, by developing or acquiring new features to meet customer needs and by successfully developing and introducing new versions of our Internet-based e-commerce business software on a timely basis. The life cycles of the software that will be used to support our e-commerce services are difficult to predict because the market for our e-commerce will be new and emerging and will be characterized by changing customer needs and industry standards. The introduction of on-line products employing new technologies and industry standards could render our future-developed system obsolete and unmarketable. If a new software language becomes the industry standard, we may need to rewrite our future-developed software to remain competitive, which we may not successfully accomplish in a timely and cost-effective manner.

In addition, as traffic to our platform increases, if at all, we may need to expand and upgrade our technology, transaction processing systems and network hardware and software. We may not be able to project accurately the rate of growth in our on-line businesses. We also may not be able to expand and upgrade our systems and network hardware and software capabilities to accommodate increased use of our on-line businesses, which would have a material and adverse affect on our business and operations.

An unexpected event, such as a power or telecommunications failure, fire or flood, or physical or electronic break-in at any of our facilities or those of any third parties on which we rely, could cause a loss of critical data and prevent us from offering services. If our hosting and information technology services were interrupted, including from failure of other parties' software that we integrate into our technology, our business and the businesses of our marketplaces using these services would be disrupted, which could result in decreased revenues, lost customers and impaired business reputation for us and them. As a result, we could experience greater difficulty attracting new customers. A failure by us or any third parties on which we rely to provide these services satisfactorily would impair our ability to support the operations of our services and could subject us to legal claims.

In addition, to a large extent, our company's profits will be dependent upon the operation of its internal risk management system. There is no guarantee that such system will operate successfully in every eventuality.

Anti-takeover provisions and our right to issue preferred stock could make a third party acquisition of us difficult.

Forex is a Nevada corporation. Anti-takeover provisions of Nevada law may make it difficult for a third party to acquire control of us, even if a change in control would be beneficial to our shareholders. In addition, our board of directors may issue preferred stock with voting or conversion rights that may have the effect of delaying, deferring or preventing a change of control. Preventing a change of control could adversely affect the market price of Forex common stock and the voting and other rights of holders of Forex common stock.

Our common stock price is likely to be highly volatile.

The market price of our common stock is likely to be highly volatile, as the stock market in general, and the market for Internet-related and technology companies in particular, has been highly volatile. Our shareholders may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to this volatility.  Factors that could cause this volatility may include, among other things:

•           announcements of technological innovations and the creation and failure of B2B marketplaces;

•           actual or anticipated variations in quarterly operating results;

•           new sales formats or new products or services;

•           changes in financial estimates by securities analysts;

•           conditions or trends in the Internet, B2B and other industries;

•           changes in the market valuations of other Internet companies;

•           announcements by us or our competitors of significant acquisitions, strategic partnerships or joint ventures;

•           changes in capital commitments;

•           additions or departures of key personnel;

•           sales of our common stock; and

•           general market conditions.

Many of these factors are beyond our control.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 1B. Unresolved Staff Comments.

ITEM 2. PROPERTIES

The Company’s headquarters and operations office is located at 1061 ½ N Spaulding Ave, West Hollywood, CA 90046.  The Company pays $2,500 per month for the space with a lease term ending May 30, 2013.  Future minimum payments of obligations under the operating lease at July 31, 2010 are as follows:

•	Until: July 2011 - $30,000
•	Until: July 2012 - $30,000
•	Until: May 2013 - $25,000

The Company does not own, lease, or hold interest in any other properties.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.  Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  We are currently unaware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 4. (REMOVED AND RESERVED)

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades on the OTC Bulletin Board under the symbol “FXIT”.  As of July 31, 2010, the Company’s common stock does not have a fair market valuation nor are the Company’s shares actively traded.

The Company is authorized to issue 400,000,000 of its $0.00001 par value common stock and 20,000,000 shares of its $0.00001 par value preferred stock.  As of July 31, 2010, 104,120,000 shares of common stock were issued and outstanding and zero (0) shares of preferred stock were issued and outstanding.  The Board of Directors reserves the right to issue shares of preferred stock in the future indicating preference or rights as appropriate.

The number of holders of record for our common stock as of July 31, 2010 was approximately fifty-one (51).

Dividends
The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since the Date of Inception.

Recent Issuances of Unregistered Securities

Meridad, Inc.,  Rasel, LTD and Island Capital Management
On July 22, 2009, the Company issued 40,000,000 shares of its $0.00001 par value common stock to Meridad, Inc. and 40,000,000 shares of its $0.00001 par value common stock to Rasel, LTD.  Shares were issued at par with no Additional Paid In Capital for a total of $800.

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

Director Agreements
On April 23, 2010, the Company issued Mr. Dunckel, Chief Executive Officer, 4,000,000 shares of common stock in conjunction with his April 2010 employment agreement

In conjunction with their respective employment agreements with the Company, the Company agreed to issue Mr. Glass, Mrs. Atias, and Mr. Reich shares of common stock of the Company registered on a Form S-8 Registration Statement equal to $6,000 divided by the Company’s market price discounted by 25% on an annual basis at the commencement of each term.  As of the date hereof, the Company has not issued the shares of common stock to its directors.

The above issued securities were offered and sold in transactions made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder.

Equity Offering – Registered Offering
On May 4, 2010, the Company completed an equity offering in which 20,000,000 shares of par value common stock were sold for $0.01 per share for an aggregate raise of $200,000.  A total of 42 investors were solicited, all of which invested in the Company.

Issuer Purchases of Equity Securities
The Company did not repurchase any of its securities during the year ended July 31, 2010.

ITEM 6. SELECTED FINANCIAL DATA

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 6. Selected Financial Data.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. In addition to historical information, this discussion includes forward-looking information that involves risks and assumptions which could cause actual results to differ materially from management's expectations. See "Forward-Looking Statements" included in this report.

General Overview
Forex was formed with the express intent of providing online trading services to retail customers giving them access to online foreign currency trading.  We offer online trading services to professional and retail clients over a web-based live and real-time proprietary trading system.  The Company currently operates two websites, the corporate website, www.forex-international-trading.com, and the trading platform, (under the affiliate licensing agreement) www.4xint.com.  Both websites are currently under further development and construction and modifications may apply.  The Company is incorporated in the State of Nevada, and its corporate headquarters and principal offices are located in West Hollywood, California.  Forex Sub, the Company’s wholly-owned subsidiary, is incorporated in the State of Israel.  In connection with the LOI entered with Forex NYC (as discussed below), the Company incorporated the offerings provided by Forex NYC under www.forexnewyorkcity.com into our web site.  Although this is not generating revenue, we believe it is a beneficial added feature for our clients.

Acquisitions and Divestitures
On July 1, 2010, the Company entered into a Letter of Intent (the “LOI”) with Forex New York City LLC (“Forex NYC”) pursuant to which the Company agreed to purchase a 10% interest in Forex NYC in consideration of a convertible debenture in the amount of $200,000.

 2010 and 2009 Results of Operations:

Due to the commencing of our business during this year, the consolidated statements of operations for the years ended July 31, 2010 and 2009 are not comparable. The year ended on July 31, 2009 included only 10 days of operation in the period ended on July 31, 2009. This section of the report, should be read together with Notes of the Company consolidated financials especially – where on October 24, 2009, the Company restated previously issued audited financial statements to expense legal expenses that were initially booked and amortized as startup costs within paragraph 8 of SOP 98-5, were changed to expense in the month(s) incurred due to the fact that they represent expenses of the offering pursuant to SAB Topic 5A.  Regarding Statement of Cash Flows, these startup costs were re-classified in operating activities to conform with the decision to expense rather than to capitalize.

The consolidated statements of operations for the years ended July 31, 2010 and 2009 are compared (subject to the above description) in the sections below:

Revenues

The following table summarizes our revenues for the year ended July 31, 2010 and 2009:

Year ended July 31,	2010	2009
Total revenues	$68,916	$5,000

The increases in revenues of $39,416 are attributed to the commencement in May 2010 of our platform. The increases of $24,500 are attributed to increase in consulting and services.

Operating Expenses

The following table summarizes our cost of revenues for the year ended July 31, 2010 and 2009:

Year ended July 31,	2010	2009
Total operating expenses	$236,313	$2,500

As disclosed before, we commenced our Forex Platform (through the licensing agreement with Triple 8) in May 2010. In 2009 our operating expenses were mainly audit expenses associated with our financials. The increases of $233,188 in operating expenses were attributed to: salaries $100,094, rent $13,229, professional fees $71,548, filling fees $24,831, travel $13,744, depreciation amortization and other expenses of $9,742 (the 2009 audited financial statements were restated to reflect capitalization of prior legal expenses associated with our offering).

Net interest income (expense)

The following table summarizes our net interest income for the year ended July 31, 2010 and 2009:

Year ended July 31,	2010	2009
Interest income	$3,025	$	---
Interest expense	$(40,932)	$	---
Net interest expense	$(37,907)	$	---

In 2009 we did not have any operation and as such we did not accrued any interest expenses or income. As such the increase Iin Net interest expenses is not comparable.

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

We expect to use the proceeds to fund our short-term capital requirements including paying administrative expenses associated with maintaining our public company’s filings for the next 12 months.    In order to implement our business plan and pay various administrative expenses on a minimal basis for 12 months, we expect that we will need approximately a minimum $50,000.   We expect to be able to remain in operation for a period of 12 months with cash on hand.  In the event Forex's plans change or its assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, and problems or otherwise), Forex could be required to obtain additional funds earlier than expected.  Forex does  have  committed sources of additional financing, though there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale-back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products, or potential markets. If adequate funds are not available, Forex's business, financial condition, and results of operations will be materially and adversely affected.

Until required for operations, Forex's policy will be to invest its cash reserves in bank deposits or deploy its cash in short term loans.  Forex expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors, most of which are outside Forex's control.

Detail of the changes in 2010 and 2009 cash flow data is as follows:

As of July 31, 2010, our cash, cash equivalents were $85,893 (in 2009 it was $800), an increase of approximately $85,093 from the end of fiscal year 2009. The increase in our cash and cash equivalents is primarily the result of our offering.

Cash flow used by operating activities for the year ended July 31, 2009 was $97,046, and cash flow used by operating activities in 2009 was $50,625.  In 2009 the major component of using cash by operating was legal fees that were paid associated with our offering (said fee was capitalized). As previously noted, however, the operations of the Company are not truly comparable between 2010 and 2009, due to the commencing of business in 2010 and due to the fact the 2009 included only 10 days of operations.

Cash flow used by investing activities for the year ended July 31, 2010 was $58,152 and no cash flow were used by investing activities in 2009. The change was primarily due to the investing in fixed assets during 2010.

Cash provided by financing activities in the year ended July 31, 2010 was $240,291, and cash flow provided by financing activities was $800 for the year ended July 31, 2009. This change is mainly due to our offering and issuing of notes during 2010.

Debt Financing Arrangements

Rasel, LTD - Affiliated Party – Straight Notes and Accrued Interest
On October 6, 2009, the Company signed a Note Payable for $25,000 payable to RASEL, LTD (a Company Shareholder) due on October 6, 2010 at 4% annum.  The proceeds were used to pay for half of an existing Accounts Payable to Stephen Fleming for legal fees incurred at the Company’s inception.

On October 20, 2009, the Company signed a Note Payable for $50,000 payable to RASEL, LTD (a Company Shareholder) due on October 20, 2010 at 4% annum.  These proceeds were used to pay for startup costs, audit fees and future expenses.

On January 22, 2010, the Company signed a Note Payable for $50,000 payable to RASEL, LTD (a Company Shareholder) due on October 30, 2011 at 4% annum.  These proceeds will be used for working capital and future expenses.

On January 22, 2010 the Company signed an amendment to extend the maturity date of the Promissory Notes in the amount of $50,000 and $25,000 dated October 6, 2009 and October 20, 2009, respectively, to October 30, 2011.

The accrued balance of the notes (collectively, the “Rasel Notes”) including interest as of July 31, 2010 is $128,452.

A.T. Limited – Convertible Note and Accrued Interest
On July 8, 2010, the Company issued a Convertible Promissory Note to A.T. Limited (“ATL”) in aggregate principal amounts of $500,000 (the “Forex Note”).  In consideration for the Company issuing the ATL Note, ATL issued the Company a Secured and Collateralized Promissory Note in the principle amount of $400,000 (the “ATL Note”).

The Forex Note bears interest at 10%, matures two years from the date of issuance and is convertible into our common stock, at ATL’s option, at a conversion price of $0.20 subject to adjustment.  On the 21st trading day following each conversion, the number of shares of common stock issuable to ATL pursuant to the Forex Note shall be adjusted such that the aggregate number of shares of common stock issuable to ATL is equal to the amount converted divided by 75% of the average of the three lowest closing bid prices during the 20 trading days following delivery of the shares of common stock upon the initial conversion.  Concurrent with the conversion of the Forex Note, ATL must make a payment to the Company reducing a pro rata amount owed to the Company under the ATL Note.  As of July 12, 2010, the Company is received a trading symbol (FXIT) but has not commenced trading.  Based on fixed conversion price of $0.20, the Forex Note in the aggregate amount of $500,000, excluding interest, is convertible into 2,500,000 shares of our common stock.  ATL has agreed to restrict their ability to convert the Forex Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

The ATL Note bears interest at the rate of 12% per annum and matures one year from the date of issuance.  No interest or principal payments are required until the maturity date, but both principal and interest may be prepaid prior to maturity date and ATL is required to pay down an amount equal to any amounts converted under the Forex Note.  The ATL Note is secured by shares of common stock of a publicly listed company on the Tel Aviv and London Stock Exchanges with an approximate market value of $400,000 (the “ATL Collateral”).  In the event that ATL defaults on the ATL Note, the Company may take possession of the ATL Collateral and, in the event that the ATL Collateral is insufficient to pay the full debt owed under the ATL Note, the Company may pursue further remedies against ATL.

The Forex Note was offered and sold to ATL in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. ATL is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

The accrued balance of the note including interest as of July 31, 2010 is $503,151.

Dividends
The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since the Date of Inception.

Critical Accounting Policies and Estimates
We conducted our audits in accordance with standards required by the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  Although these estimates are based on management’s best knowledge of current events and circumstances that may impact the Company in the future, actual results may differ from these estimates.

Basis of consolidation - The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary and all variable interest entities for which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated upon consolidation. Control is determined based on ownership rights or, when applicable, whether the Company is considered the primary beneficiary of a variable interest entity

Marketable securities - The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date. The Company assesses whether temporary or other-than-temporary gains or losses on its marketable securities have occurred due to increases or declines in fair value or other market conditions. The Company had marketable securities within continuing operations during the year, which have been sold in the market.

Cash and Cash Equivalents - The Company maintains a cash balance in a non-interest bearing account that currently does not exceed federally insured limits. For purposes of financial statement presentation, the Company considers all highly liquid instruments with a maturity of three months or less to be cash.

Revenue Recognition - The Company uses the accrual basis of accounting for all transactions. The Company recognized revenue and gains when earned and related costs of sales and expenses when incurred.

Fixed and other Assets - Fixed assets are stated at cost, less accumulated depreciation.  Office furniture and equipment are depreciated using the straight-line method over seven years.  Computer equipment and software are depreciated using the straight-line method over three years.  Leasehold improvements are amortized on a straight-line basis over the lesser of the useful life or the life of the lease (three years).

Costs of software acquired along with payroll costs and consulting fees relating to the development of internal use software, including that used to provide internet solutions, are capitalized.  Once the software is placed in service, the costs are amortized over the estimated useful life.

Costs of Debt Discount are amortized over the life of the note that was discounted – two years.

Variable Interest Entities - The Company is required to consolidate variable interest entities (“VIE's”), where it is the entity’s primary beneficiary. VIE's are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The primary beneficiary is the party that has exposure to a majority of the expected losses and/or expected residual returns of the VIE.  For the year ended July 31, 2010, the balance sheets and results of operations of FOREX INTERNATIONAL TRADING CORP M.S. LTD, our wholly owned subsidiary, which is not active in operation and serving as our agent or long arm, is consolidated into these financial statements.

Loss per Share - Net loss per share is provided in accordance with ASC Codification Topic 260 Section S99-1 and Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  The Company had no dilutive common stock equivalents, such as stock options or warrants as of July 31, 2010 and as of July 31, 2009.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Foreign currency translation - The Company considers the United States Dollar (“US Dollar” or "$") to be the functional currency of the Company and its subsidiary. The reporting currency of the Company is the US Dollar and accordingly, all amounts included in the consolidated financial statements have been presented or translated into US Dollars. For non-US subsidiary that do not utilize the US Dollar as its functional currency, assets and liabilities are translated to US Dollars at period-end exchange rates, and income and expense items are translated at weighted-average rates of exchange prevailing during the period. Translation adjustments are recorded in “Accumulated other comprehensive income” within stockholders’ equity. Foreign currency transaction gains and losses are included in the consolidated results of operations for the periods presented.

Fair value of financial instruments - Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2010.   The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.   These financial instruments include cash and accounts payable.  Fair values are assumed to approximate carrying values for cash and payables because they are short-term in nature and their carrying amounts approximated fair values or they are payable on demand.

Segment reporting - The Company follows Statement of ASC Codification Topic 220 and Statement of Financial Accounting Standards No. 130, “Disclosures About Segments of an Enterprise and Related Information”.  The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends - The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception.

Recent pronouncements - In May 2008, FAS No. 163, “Accounting for Financial Guarantee Insurance Contracts”, and SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, were issued. In March 2008, FAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 was issued.

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

Stock-Based Compensation - The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and has adopted the disclosure only alternative of ASC Codification Topic 220 and SFAS No. 123, “Accounting for Stock-Based Compensation”. Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by ASC Codification Topic 220 and SFAS No. 123.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 appears at Page F-1, which appears after the signature page to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change or disagreements with accountants during the previous two fiscal years.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the applicable period to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective for the reporting period ending July 31, 2010.

Managements Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations and provide only reasonable assurance, not absolute assurance, with respect to financial statement preparation and presentation. The design of an internal control system reflects resource constraints and the benefits must be considered relative to the costs of implementing and maintaining the system.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2010. This assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that as of July 31, 2010 the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9A(T). CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE.

Below are the names and certain information regarding our executive officers and directors:

Name	Age	Position with the Company
Moshe J. Schnapp	48	Director, Chief Financial Officer, President, Secretary, and Treasurer
Darren Dunckel	42	Chief Executive Officer
William Glass	40	Director
Anita Atias	33	Director
Stewart Reich	67	Director

Set forth below is a biographical description of each of our directors and senior executive officers based on information supplied by each of them.

Moshe J. Schnapp
Mr. Schnapp has served as our sole executive officer and director since inception.  Moshe Schnapp served as President and Director of Yasheng Eco-Trade Corporation (f/k/a Emvelco Corp.) (OTCBB: YASH) from April 2005 to August 2006.   Mr. Schnapp has served as the President of American Realty Group since 2000.  In addition, from 1995 to 1999, Mr. Schnapp served as the CEO and a director of Genesis Development & Construction (NASDAQ:  GDCUF).  From 1990- 1995, Mr. Schnapp was the CEO and a director of Engel General Developers (NASDAQ: ENGEF).  Mr. Schnapp received a B.A. in Economic and Accounting in 1987 from Haifa University, a Master in Business Administration in 1994 from Tel Aviv University and a Ph.D. in 1995 in Commercial and Industrial Economics from Pacific Western University.

Darren Dunckel
Mr. Dunckel has served as the Company’s Chief Executive Officer since April 23, 2010.  In addition, Mr. Dunckel is also a member of the Board of Directors of the Company.  From 2005 to the present, Mr. Dunckel has served as the President of several privately owned companies. As President, he oversees management of real estate acquisitions and development and sales in the United States and overseas.  Since 2004, Mr. Dunckel has served as the President of My Daily Corporation, managing the operations of this financial services company.  From 2002 through 2004, Mr. Dunckel was Vice President, Regional Director for the Newport Group managing the territory for financial and consulting services. From 2000 to 2002, Mr. Dunckel was Vice President, Regional Director for New York Life Investment Management consulting with financial advisors and corporations with respect to investments and financial services.  Mr. Dunckel was appointed on September 17, 2007 to the Board of Directors as a director of Emvelco Corp., a publicly traded company (f/k/a Vortex Resources Corp).  Mr. Dunckel resigned from Emvelco Corp board on April 2009 to pursue other opportunities.

Anita Atias
Mrs. Atias was appointed to the Board of Directors of the Company on July 29, 2010.  Mrs. Atias has served as the Operations Manager and Human resources Administrator of the Online Trading Academy Franchise since 2008 and served as its Executive Administrator from 2004 to 2008.  Prior to 2008, from 2003 to 2004 Mrs. Atias served as an attorney for a foreign law firm.  Mrs. Atias holds both a B.A. in Communication and a Law Degree from Haifa University and is currently attending the University of California, Irvine.

Stewart Reich
Mr. Reich was appointed to the Board of Directors of the Company on July 29, 2010.  Mr. Reich was a member of the Board of Directors of Yasheng Eco-Trade Corporation from June 2004 until August 2008, was CEO and President of Golden Telecom Inc., Russia’s largest alternative voice and data service provider as well as its largest ISP, since 1997. In September 1992, Mr. Reich was employed as Chief Financial Officer at UTEL (Ukraine Telecommunications), of which he was appointed President in November 1992. Prior to that, Mr. Reich held various positions at a number of subsidiaries of AT&T Corp. Mr. Reich will serve as Co-Chairman of the Company’s Board of Directors.

William Glass
Mr. Glass was appointed to the Board of Directors of the Company on August 5, 2010.  From 2008 to present, Mr. Glass is presently employed by Gemini Energy. In additional, since 2004, Mr. Glass serves as a member of the Board of Directors and as a consultant to Platinum Energy Resources (Pinksheets: PGRI).  From 2000 to 2003, Mr. Glass served as Vice President of Gas Operations and Manager of Natural Gas Trading for Mieco Inc. in Houston, Texas.  From 1996 to 2000, Mr. Glass worked as an energy trader at the Atlanta, Georgia based Southern Company Energy Marketing.  Mr. Glass also has a Bachelors of Business Administration in both Finance and Accounting from Texas A&M University.

Our directors are elected for a term of one year or until their successors are elected and qualified. There is no family relationship between any of our officers and directors.

Agreements with Officers and Directors

On April 23, 2010, the Company entered into an Employment Agreement (the “Dunckel Agreement”) with Darren Dunckel (“Dunckel”) whereby the Company will employ Dunckel as its Chief Executive Officer for a term of two years (the “Term”).   For his services during the Term as Chief Executive Officer, the Company will pay Dunckel a salary of $120,000 to be paid on a monthly basis at a rate of $10,000 per month.  Dunckel was also granted a signing bonus consisting of 4,000,000 shares of common stock of the Company upon signing the Dunckel Agreement.  Additionally, if the Company generates net income of at least $1,000,000 during any fiscal year during the Term, the Company will pay Dunckel an annual bonus in the amount of $100,000.  Dunckel will also receive during the Term such medical, health and disability insurance as the Company provides to its executive officers, two weeks of vacation in each calendar year and eligibility to participate in such pension, profit-sharing, retirement and other benefits as are available to executive officers of the Company.

On July 29, 2010, Anita Atias and Stewart Reich were elected as members of the Board of Directors of the Company.  On August 5, 2010, Mr. William Glass was elected as a member of the Board of Directors.  Mrs. Atias, Mr. Reich and Mr. Glass will each receive on an annual basis at the commencement of each term shares of common stock of the Company registered on a Form S-8 Registration Statement equal to $6,000 divided by the Company’s market price discounted by 25%.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires  executive officers and directors, and persons who beneficially own more than ten percent of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership with the SEC for Companies registered under Section 12 of the Exchange Act (“Section 12”) . Since we are not registered under Section 12, the executive officers, directors and greater than ten percent beneficial owners were not required by SEC regulations to file forms under 16(a)

Code of Ethics
We have adopted a Code of Ethics that applies to all officers, directors and employees. The Company will provide to any person without charge a copy of such code of ethics upon written request to the Company at 1061 ½ N Spaulding Ave., West Hollywood, California 90046.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth all compensation paid in respect of our Chief Executive Officer and our most highly compensated three executive officers (collectively, the "Named Executive Officers") for the year ended July 31, 2010 only as the Company did not pay any compensation during the year ended July 31, 2009.

Summary Compensation Table

Name and Principle		Salary	Bonus	Restricted Stock Awards	Option Awards	NonEquity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Years	($)	($)	($)	($)	($)	( $)	($)	($)

Moshe J. Schnapp CFO	2010	28,150	0	0	0	0	0	0	0

Darren Dunckel CEO	2010	78,844	40,000	0	0	0	0	0	0

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole officer and director other than as described herein.

Director Compensation
Pursuant to the employment agreement between the Company and Darren Dunckel, the Company will pay Mr. Dunckel a salary of $120,000 to be paid on a monthly basis at a rate of $10,000 per month.  Mr. Dunckel was also granted a signing bonus consisting of 4,000,000 shares of common stock of the Company upon signing the agreement.  Additionally, if the Company generates net income of at least $1,000,000 during any fiscal year during the Term, the Company will pay Mr. Dunckel an annual bonus in the amount of $100,000.

Pursuant to the respective employment agreements between the Company and each director, Mrs. Atais, Mr. Reich, and Mr. Glass will receive shares of common stock of the Company registered on a Form S-8 Registration Statement equal to $6,000 divided by the Company’s market price discounted by 25% on an annual basis at the commencement of each term.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our company's common stock as of September 1, 2010, as to

•	each person known to beneficially own more than 5% of the Company's common stock

•	each of our directors

•	each executive officer

•	all directors and officers as a group

Unless otherwise indicated, each of the stockholders can be reached at our principal executive offices located at 1061 ½ N Spaulding Ave., West Hollywood, California 90046.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)		Percentage of Common Stock (1)
Moshe J. Schnapp (2) (3) (4)	0		--
Darren Dunckel (2)	4,000,000		3.84%
Anita Atias (2)	0		--
Stewart Reich (2)	0		--
William Glass (2)	0		--
Medirad, Inc.	40,000,000	(3)	38.4%
Rasel Ltd	40,000,000	(4)	38.4%
All officers and directors as a group (1 person)	0		--

* less than 1%,

(1) Beneficial ownership is determined in accordance with the Rule 13d-3(d)(1) of the Exchange Act, as amended and generally includes voting or investment power with respect to securities. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

(2) Officer and/or director of the Company.

(3) Sean Schnapp, the sole executive officer and director of Medirad, Inc., has voting and dispositive control over the shares held by Medirad, Inc.  Sean Schnapp is the son of Moshe Schnapp, an executive officer and director.

(4) Tom Schnapp, the sole executive officer and director of Rasel Ltd, has voting and dispositive control over the shares held by Rasel Ltd.  Tom Schnapp is the son of Moshe Schnapp, an executive officer and director

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We have engaged Eugene M. Egeberg, CPA as our registered independent public accountant for the fiscal year ended July 31, 2010 and 2009.

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the years ended July 31, 2010 and 2009 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during these fiscal years were $3,350 for 2010 and $2,500 for 2009.

Tax Fees. We did not incurred fees to auditors for tax advice and tax compliance services during the fiscal years ended July 31, 2010 and 2009, respectively.

Other. None.

The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
4.1	Convertible Promissory Note issued by the Company to A.T. Limited dated July 8, 2010 (3)
4.2	Secured and Collateralized Promissory Note issued by A.T. Limited to the Company dated July 8, 2010 (3)
4.3	Collateral and Security Agreement by and between Forex International Trading Group and A.T. Limited dated July 7, 2010 (3)
10.1	Software Licensing Agreement dated April 12, 2010, by and between Forex International Trading Corp and Triple 8 Limited (1)
10.2	Employment Agreement dated April 23, 2010, by and between Forex International Trading Corp and Darren Dunckel (2)
10.3	Letter Agreement by and between Forex International Trading Corp. and Anita Atias, dated July 29, 2010 (4)
10.4	Letter Agreement by and between Forex International Trading Corp. and Stewart Reich, dated July 29, 2010 (4)
10.5	Letter Agreement by and between Forex International Trading Corp. and Mr. William Glass, dated August 6, 2010 (5)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)           Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2010
(2)           Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 28, 2010
(3)           Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 13, 2010
(4)           Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 3, 2010
(5)           Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 9, 2010

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

FOREX INTERNATIONAL TRADING CORP. (Registrant)

Date: September 7, 2010	By:	/s/ Darren Dunckel
Darren Dunckel
Chief Executive Officer
(Principal Executive Officer)

Date: September 7, 2010	By:	/s/ Mosche Schnapp
Mosche Schnapp
Chief Financial Officer
(Principal Financial Accounting and
Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Moshe J. Schnapp	Moshe J. Schnapp	Director, Chief Financial Officer, President, Secretary, and Treasurer	September 7, 2010

/s/William Glass	William Glass	Director	September 7, 2010

/s/ Anita Atias	Anita Atias	Director	September 7, 2010

/s/ Stewart Reich	Stewart Reich	Director	September 7, 2010

FOREX INTERNATIONAL TRADING CORP.

CONSOLIDATED AUDITED FINANCIAL STATEMENTS

For the Year Ended July 31, 2010

FOREX INTERNATIONAL TRADING CORP.

July 31, 2010

TABLE OF CONTENTS

INDEPENDENT AUDITORS REPORT	F-2

CONSOLIDATED AUDITED BALANCE SHEET	F-3

CONSOLIDATED AUDITED STATEMENT OF OPERATIONS	F-4

CONSOLIDATED AUDITED STATEMENT OF CASH FLOWS	F-6

CONSOLIDATED AUDITED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY	F-5

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS	F-7 - F-17

EUGENE M EGEBERG
CERTIFIED PUBLIC ACCOUNTANT
2400 BOSTON STREET, SUITE 102
BALTIMORE, MARYLAND  21224
Telephone (410) 218-1711 Fax (410) 522-5889

To the Board of Directors and Stockholders
Forex International Trading Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Forex International Trading Corp., and its Wholly owned Subsidiary (collectively, the "Company") as of July 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity,  and cash flows for each of the two years in the period ended January 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company. as of July 31, 2010 and 2009 and the   results of its operations and its cash flows for each of the two years in the period ended July 31, 2010, in conformity with accounting principles generally accepted in the United States of America

Baltimore, Maryland, September 7, 2010
Eugene M Egeberg
Certified Public Accountant

FOREX INTERNATIONAL TRADING CORP.
CONSOLIDATED BALANCE SHEET
JULY 31, 2010
AUDITED
 (LAST YEAR AUDITED RESTATED SEPTEMBER 7, 2010)

ASSETS

	July 31, 2010	July 31, 2009
	AUDITED	AUDITED
Current Assets
Cash and cash equivalents	$85,893	$800
Secured Note and Debt Discount	453,025	-
Prepaid Expenses and Accounts Receivable	4,207	5,000

Total Current Assets	543,125	5,800

Other Assets
Capitalization of Offering Costs	50,625	50,625

Total Other Assets	50,625	50,625

Fixed Asset
Property and Equipment, Net	55,124	-

Other Assets	176,336	-

TOTAL ASSETS	$825,211	$56,425

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and Accrued Liabilities	$154,412	$53,125

Total Current Liabilities	154,412	53,125

Long term Liabilities
Convertible Note & Accrued Interest	503,151	-
Rasel - Affiliated Party - Notes & Accrued Interest	128,452	-

Total Long term Liabilities	631,603	-

Commitments and Contingencies	-	-

TOTAL LIABILITIES	$786,015	$53,125

Stockholders' Equity:
Common Stock - $0.00001 par value - 400,000,000
shares authorized, 104,120,000 issued and
outstanding as of 7/31/10	$1,041	$800

Additional Paid-In Capital	$240,959	-

Surplus (Deficit)	(202,804)	2,500

TOTAL STOCKHOLDERS EQUITY	$39,196	$3,300

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$825,211	$56,425

The accompanying notes are an integral part of these financial statements.

FOREX INTERNATIONAL TRADING CORP.
CONSOLIDATED AUDITED STATEMENT OF INCOME AND EXPENSES
FOR THE YEARS ENDED JULY 31, 2010 AND JULY 31, 2009
  (LAST YEAR AUDITED RESTATED SEPTEMBER 7, 2010)

Consulting & Services	Year Ended	Year Ended
	July 31, 2010	July 31, 2009
	AUDITED	AUDITED
Revenue
Net gain from foreign currency future operations	$39,416	$-
Consulting & Services	29,500	5,000
Cost of Revenue	-	-

Gross Profit	68,916	5,000

Operating Expenses
Salaries	100,094	-
Rent & Office	13,229
Professional Fees	74,048	2,500
Filing Fees	25,456
Depreciation & Amortization	6,178
Travel	13,745
Other Expenses	3,563
Total Operating Expenses	$236,313	$2,500

Net Profit (Loss) from Operations	(167,397)	2,500

Financing Expenses
Interest Income	3,025	-
Finance Charges	(40,932)	-
Total Financing Expenses	$(37,907)	$-

Net Profit (Loss) before Taxes	$(205,304)	$2,500

Income Taxes	-	-

Net Profit (Loss) after Taxes	$(205,304)	$2,500

Weighted average number of common shares outstanding
Basic	104,120,000	80,000,000
Diluted	106,620,000	80,000,000

Net Loss per share - basic	$0.0019718	$0.0000313
Net Loss per share - fully diluted	$0.0019256	$0.0000313

The accompanying notes are an integral part of these financial statements.

FOREX INTERNATIONAL TRADING CORP.
CONSOLIDATED AUDITED CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JULY 31, 2010 AND ON JULY 31, 2009
   (LAST YEAR AUDITED RESTATED SEPTEMBER 7, 2010)

		Common	Additional	Retained
	Shares	Stock	Paid In Capital	Earning (Deficit)	Total

Balance at July 22, 2009	-	$-	$-	$-	$-

Stock Issued	80,000,000	800	-	-	800

Net Profit	-	-	-	2,500	2,500
Balance at July 31, 2009 - Audited	$80,000,000	$800	$-	$2,500	$3,300

Net Loss				(205,304)	(205,304)

Shares Issuing	20,000,000	200	199,800		200,000
Restricted Shares Issuing	4,120,000	41	41,159		41,200
Balance at July 31, 2010 - Audited	$104,120,000	$1,041	$240,959	$(202,804)	$39,196

The accompanying notes are an integral part of these financial statements.

FOREX INTERNATIONAL TRADING CORP.
CONSOLIDATED AUDITED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED JULY 31, 2010 AND ON JULY 31, 2009
    (LAST YEAR AUDITED RESTATED SEPTEMBER 7, 2010)

	Year Ended	Year Ended
	July 31, 2010	July 31, 2009
	AUDITED	AUDITED
Cash Flows From Operating Activities
Net Profit (loss)	$(205,304)	$2,500

Adjustments to reconcile net income (loss) to
net cash (used) provided by operating activities:

Depreciation & Amortization	6,178	-
Decrease (Increase) in Accounts Receivable	793	(5,000)
Increase in Accounts Payable and Accrued Expenses	101,287	53,125

Net cash (used) by operating activities	(97,046)	50,625

Cash Flows from Investing Activities
Purchase of fixed assets	(17,420)
Leasehold improvements	(40,732)	-

Net cash invested in investing activities	(58,152)	-

Cash Flows From Financing Activities
Issuance of Common Stock	241,200	800
Increase in Capitalized Costs Related to Issuance of Stock	-	(50,625)
Issuance of Notes to Affiliated Party	128,452	-
Issuance of Convertible Notes to Third Party	503,151
Investment in Secured Note	(403,025)
Investment in Debt Discount	(100,000)
Investment in Ghana Project	(24,128)
Investment in Licensing and Websites	(105,359)

Net cash from financing activities	240,291	(49,825)

Net Increase in cash and cash equivalents	85,093	800

Cash and cash equivalents, Beginning of Period	800	-

Cash and cash equivalents, End of Period	$85,893	$800

Non-cash transactions - Accrued interest on notes receivable	$3,025	$-
Non-cash transactions - Accrued interest on notes payable	$6,603
Non-cash transactions - Issuing of Convertible Note	$500,000	$-
Non-cash transactions - Receiving of Secured Note	$400,000
Non-cash transactions - Issuing of Restricted Shares	$41,200	$-

The accompanying notes are an integral part of these financial statements.

FOREX INTERNATIONAL TRADING CORP.
JULY 31, 2010
NOTES TO CONSOLIDATED AUDITED
FINANCIAL STATEMENTS

NOTE 1
History and Organization of the Company
Forex International Trading Corp. and its fully owned subsidiary (“FXIT”, or “The Company”), a Nevada corporation, is principally engaged in offering foreign currency market trading to professionals and retail clients over its web-based trading system. On March 24, 2010 the Company incorporate fully owned subsidiary in the State of Israel under the name: FOREX INTERNATIONAL TRADING CORP M.S. LTD – Company number 514424985 (“Forex Sub”). To date Forex Sub did not commence any operations other than accept into its bank account proceeds from investors as the Company agent or long arm.

Shares in FXIT listed for trading on the Over the Counter Bulletin Board listings. (OTCBB: FXIT). The Company’s headquarters and operational offices are located in West Hollywood, California.

The Company was incorporated on July 22, 2009 (Date of Inception) as a development stage company under the laws of the State of Nevada as “Forex International Trading Corp.” and is licensed to engage in any lawful activity. On April 19, 2010, the Company entered into a Software Licensing Agreement with Triple 8 Limited (“Triple 8”) which was dated April 12, 2010 whereby the Company licensed Triple 8’s proprietary trading software (the “Software”) for the purpose of developing a Forex Trading Platform and introducing prospective clients (“End Users”).  Triple 8 created a website for the Company under the domain www.4xint.com which is blocked for US clients. The Company maintains a corporate website under the domain www.forex-international-trading.com

NOTE 2
Summary of Significant Accounting Policies

Basis of consolidation
The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary and all variable interest entities for which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated upon consolidation. Control is determined based on ownership rights or, when applicable, whether the Company is considered the primary beneficiary of a variable interest entity

Marketable securities
The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date. The Company assesses whether temporary or other-than-temporary gains or losses on its marketable securities have occurred due to increases or declines in fair value or other market conditions. The Company had marketable securities within continuing operations during the year, which have been sold in the market.

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

Fixed and other Assets
Fixed assets are stated at cost, less accumulated depreciation.  Office furniture and equipment are depreciated using the straight-line method over seven years.  Computer equipment and software are depreciated using the straight-line method over three years.  Leasehold improvements are amortized on a straight-line basis over the lesser of the useful life or the life of the lease (three years).

Costs of software acquired along with payroll costs and consulting fees relating to the development of internal use software, including that used to provide internet solutions, are capitalized.  Once the software is placed in service, the costs are amortized over the estimated useful life.

Costs of Debt Discount are amortized over the life of the note that was discounted – two years.

Variable Interest Entities
The Company is required to consolidate variable interest entities (“VIE's”), where it is the entity’s primary beneficiary. VIE's are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The primary beneficiary is the party that has exposure to a majority of the expected losses and/or expected residual returns of the VIE.  For the year ended July 31, 2010, the balance sheets and results of operations of FOREX INTERNATIONAL TRADING CORP M.S. LTD, our wholly owned subsidiary, which is not active in operation and serving as our agent or long arm, is consolidated into these financial statements.

Loss per Share
Net loss per share is provided in accordance with ASC Codification Topic 260 Section S99-1 and Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  The Company had no dilutive common stock equivalents, such as stock options or warrants as of July 31, 2010 and as of July 31, 2009.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2010.   The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.   These financial instruments include cash and accounts payable.  Fair values are assumed to approximate carrying values for cash and payables because they are short-term in nature and their carrying amounts approximated fair values or they are payable on demand.

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

NOTE 3
Short Term Secured Note & Accrued Interest

On July 8, 2010, the Company issued a Convertible Promissory Note to A.T. Limited (“ATL”) in aggregate principal amounts of $500,000 (the “Forex Note”).  In consideration for the Company issuing the ATL Note, ATL issued the Company a Secured and Collateralized Promissory Note in the principle amount of $400,000 (the “ATL Note”). Concurrent with the conversion of the Forex Note, ATL must make a payment to the Company reducing a pro rata amount owed to the Company under the ATL Note.  The ATL Note bears interest at the rate of 12% per annum and matures one year from the date of issuance.    No interest or principal payments are required until the maturity date, but both principal and interest may be prepaid prior to maturity date and ATL is required to pay down an amount equal to any amounts converted under the Forex Note.  The ATL Note is secured by shares of common stock of a publicly listed company on the Tel Aviv and London Stock Exchanges with an approximate market value of $400,000 (the “ATL Collateral”).  In the event that ATL defaults on the ATL Note, the Company may take possession of the ATL Collateral and, in the event that the ATL Collateral is insufficient to pay the full debt owed under the ATL Note, the Company may pursue further remedies against ATL.

Per the issuing and receiving the notes, the Company recognizes a debt discount for the difference in the face value of the notes - $100,000. Said Note Discount will be amortized over the life of the Company note – two years. The current portion of Note Discount was presented as current assets, while the remaining long term balance was presented as other asset.

NOTE 4
Property and Equipment, Net
Consist as the following, as of July 31, 2010 (Audited):

Description	Useful Life	Cost		Depreciation	Net
	(years)	$		Amortization	$
Computers and Equipment	3		11,025	613		10,413
Furniture	7		6,395	152		6,243
Leasehold Improvements	3		40,732	2,263		38,469
Total			58,152	3,028		55,124

NOTE 5
Other Assets:

Gold Project JV
The Company entered into a joint venture with a third party: EA Emerging Ventures Corp (“EA”) to obtain exploring and exporting gold license from the Republic of Ghana. The Company will utilize its contact, know-how and expertise, trying to obtain JV the desire licensing. Per the agreement with EA, the Company will not be the beneficial owner of the Ghana subsidiary, and/or will not participate in the actual exploring costs. The Company role is designated to administrative and obtaining the license, and in return will be the sole distributer of potential gold designated for export and sales. Costs associated with the JV project acquired along with payroll costs and consulting fees relating to the development of the EA JV, including that used to provide minimal equipment solutions, are capitalized.  Once the EA JV is placed in service, the costs will be amortized over the estimated useful life.

Debt Discount on Convertible Note, Net
As disclosed on footnote 3, per the issuing and receiving the ATL Note, the Company recognizes a debt discount for the difference in the face value of the notes - $100,000. Said Note Discount will be amortized over the life of the Company note – two years. The current portion of Note Discount was presented as current assets, while the remaining long term balance was presented as other asset.

White Label License & Websites, Net
On April 19, 2010, the Company entered into a Software Licensing Agreement with Triple 8 Limited (“Triple 8”) which was dated April 12, 2010 whereby the Company will license Triple 8’s proprietary trading software (the “Software”) for the purpose of developing a Forex Trading Platform and introducing prospective clients (“End Users”).  Triple 8 created a website for the Company, which was funded by the Company at a cost of $50,000 (the “Setup Fee”).  Upon the Company and Triple 8 generating $100,000 in revenue under the agreement, the Company will be reimbursed 50% of the Setup Fee ($25,000).  The Company will receive 30% of the net profit generated from End Users, which will be increased to 50% in the event that the monthly volume generated by the Company is in excess of $250 million. Said agreement with Triple 8 is considered by the Company as a mid-term-solution and in order to examine the system closely, the Company evaluate the platforms capabilities and flexibility to create a custom trading platform for the Company’s FUTURE clients.  While the Company is developing its own custom software platform, it began operating said affiliate program with Triple 8 Limited’s existing trading platform. The custom platform will be designed to help clients evaluate risk not only on a per trade basis, but also from a portfolio perspective.  The Company will then add additional features to their platform such as: (i) Easy deposit and withdrawal or funds transfers between existing banking/investment accounts; (ii) Total portfolio integration of client’s currency accounts with other investment accounts; and (iii) Detailed real time calculations of profits and losses, among others. As disclosed before, costs of software acquired along with payroll costs and consulting fees relating to the development of internal use software, including that used to provide internet solutions, are capitalized.  Once the software is placed in service, the costs are amortized over the estimated useful life. As the Company treating said agreement as a midterm evaluation tool, no amortization was recorded on said costs.

Total Other Assets as presented in the Balance Sheet, consist as the following, as of July 31, 2010 (Audited):

Description	31-Jul-10
Audited
$
Ghana Gold Project JV	24,128
Debt Discount on Convertible Note, Net	46,849
White Label License & Websites	105,359
Total	176,336

NOTE 6
Accounts Payable
As of July 31, 2010 the Company owes $10,584 to Triple 8 Limited, in connection with Software Licensing Agreement and the amount of $143,828 to other trades, including $4,881 to the Company Chairman and $115,924 to Glendon Advisors -controlled by a third party, which partner with the Company’s chairman on other un-related businesses.

NOTE 7
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

Since inception to July 31, 2010, there was no Income Tax Expense.

The provisions for income taxes differ from the amount computed by applying the statutory federal income tax rate to Income before provision for income taxes. The source and tax effects of the differences are as follows:

U.S. federal statutory rate	34.00%
Valuation reserve	34.00%
Total	0.00%

As of July 31, 2010, the Company has a net operating loss carry forward of approximately $202,000 for tax purposes, which will be available to offset future taxable income.  This carryforward will expire in various years through 2014.

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

NOTE 8
Straight and Convertible Notes:

Rasel - Affiliated Party – Straight Notes & Accrued Interest
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

The accrued balance of the notes including interest as of July 31, 2010 is $128,452.

AT Limited – Convertible Note & Accrued Interest
On July 8, 2010, the Company issued a Convertible Promissory Note to A.T. Limited (“ATL”) in aggregate principal amounts of $500,000 (the “Forex Note”).  In consideration for the Company issuing the ATL Note, ATL issued the Company a Secured and Collateralized Promissory Note in the principle amount of $400,000 (the “ATL Note”).

The Forex Note bears interest at 10%, matures two years from the date of issuance and is convertible into our common stock, at ATL’s option, at a conversion price of $0.20 subject to adjustment.  On the 21st trading day following each conversion, the number of shares of common stock issuable to ATL pursuant to the Forex Note shall be adjusted such that the aggregate number of shares of common stock issuable to ATL is equal to the amount converted divided by 75% of the average of the three lowest closing bid prices during the 20 trading days following delivery of the shares of common stock upon the initial conversion.  Concurrent with the conversion of the Forex Note, ATL must make a payment to the Company reducing a pro rata amount owed to the Company under the ATL Note.  As of July 12, 2010, the Company is received a trading symbol (FXIT) but has not commenced trading.  Based on fixed conversion price of $0.20, the Forex Note in the aggregate amount of $500,000, excluding interest, is convertible into 2,500,000 shares of our common stock.

ATL has agreed to restrict their ability to convert the Forex Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

The ATL Note bears interest at the rate of 12% per annum and matures one year from the date of issuance.    No interest or principal payments are required until the maturity date, but both principal and interest may be prepaid prior to maturity date and ATL is required to pay down an amount equal to any amounts converted under the Forex Note.  The ATL Note is secured by shares of common stock of a publicly listed company on the Tel Aviv and London Stock Exchanges with an approximate market value of $400,000 (the “ATL Collateral”).  In the event that ATL defaults on the ATL Note, the Company may take possession of the ATL Collateral and, in the event that the ATL Collateral is insufficient to pay the full debt owed under the ATL Note, the Company may pursue further remedies against ATL.

The Forex Note was offered and sold to ATL in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. ATL is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

The accrued balance of the note including interest as of July 31, 2010 is $503,151.

NOTE 9
Stockholders’ Equity
The Company was authorized to issue 400,000,000 shares of its $0.00001 par value common stock and 20,000,000 shares of its $0.00001 par value preferred stock as of July 31, 2010.

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

On April 23, 2010, the Company entered into an Employment Agreement (the “Agreement”) with Darren Dunckel (“Executive”) whereby the Company will employ Executive as its Chief Executive Officer for a term of two years (the “Term”).    As part of his employment agreement, executive was also granted a signing bonus consisting of 4,000,000 shares of common stock of the Company upon signing the Agreement.

Per Notice of Effectiveness received on March 4, 2010, the Company made on April and May 2010 an offering. The offering closed on May 4, 2010.  The Company sold 20,000,000 shares of common stock for $0.01 per share for an aggregate raise of $200,000.

NOTE 10
Financial Statement RESTATEMENT
On September 7, 2010, the Company restated previously issued audited financial statements to capitalized prior legal expenses that were initially booked as expenses, were changed to capitalize the expense in the month(s) incurred.  Regarding Statement of Cash Flows, these startup costs were re-classified to conform to the decision to capitalize rather than to expenses.

NOTE 11
Commitments and Contingencies

S-1 Registration Statement
The Company S-1 registration statement that was filled with the Security and Exchange Commission on Sep 9, 2009 received Notice of Effectiveness on March 4, 2010. During April 2010 Moshe Schnapp, an executive officer and director for the Company, was the only party that solicited the investors.  A total of 42 investors were solicited, all of which invested in the Company.

Form 15C211and DTC eligibility
On March 22, 2010 the Company entered into agreement with Spartan Securities Group, Ltd for sponsoring the Company form 15C211. The broker dealer and or any of its affiliates were not compensated as part of said agreement.

On June 22, 2010 the Company filled with Broker Dealer an application to be filed with The Depository Trust Company (TDC) which request form for issued being made eligible in the secondary market. To date the Company issues were not declared DTC eligible. The Company pulled said application and instructed the Broker Dealer not to file it with TDC.

Wholly Owned Subsidiary
On March 24, 2010 the Company incorporate fully owned subsidiary in the State of Israel under the name: FOREX INTERNATIONAL TRADING CORP M.S. LTD – Company number 514-424-985 (“Forex Sub”). To date Forex Sub did not commence any operations other than accept into its bank account proceeds from investors as the Company agent or long arm.

Employment Agreement
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

Websites
The Company has two websites as disclosed in these financials. Both websites are currently under evaluation and further construction, as such modifications may apply.  The Company has blocked the ability of potential subscribers in the United States & Canada from engaging in any transactions.  This restriction may be lifted once Mr. Dunckel has obtained the required license

Lease Agreement
The Company’s headquarter and operation office (from June 1, 2009) is located at 1061 ½ N Spaulding Ave, West Hollywood, CA 90046, paying $2,500 per month (lease term ends May 30, 2013). Future minimum payments of obligations under the operating lease at July 31, 2010 are as follows: Until July 2011 -  $30,000, Until July 2012 -  $30,000, Until May 2013 - $25,000.

LOI – Forex NYC
On July 1, 2010, the Company entered into a Letter of Intent (the “LOI”) with Forex New York City LLC (“Forex NYC”) pursuant to which Forex NYC agreed to sell and the Company agreed to purchase a 10% interest in Forex NYC in consideration of a convertible debenture in the amount of $200,000 (the “Debenture”). The Debenture will mature on the six month anniversary of the issuance, carry 5% interest and is convertible into shares of common stock of the Company at a 25% discount to the market price.  In lieu of issuing the Debenture, the Company may pay $200,000 in cash at closing.  The Company will also acquire an option to acquire an additional 15% of Forex NYC.  The purchase price for such option shall be based on a valuation of the greater of $2,000,000 or three times revenue.  The option shall be exercisable commencing on the 30th month following the closing of the initial acquisition and shall expire on the 48th month following the closing of the initial acquisition. Except for various miscellaneous provisions, this LOI is non-binding.  The LOI calls for the completion of definitive documentation and completion of due diligence prior to September 1, 2010.  Final closing is subject to approval of the final definitive agreements by the Boards of Directors of the Company and Forex NYC.  Forex NYC is also required to raise a minimum of $40,000 prior to close.  There is no guarantee that the parties will reach a final agreement, that the Company will be able to raise the required funds to close the transaction or that the transaction will close on the terms set forth as agreed in the LOI.

Electing New Additional Board Members
On July 29, 2010, Anita Atias and Stewart Reich were elected as members of the Board of Directors of the Company.  There is no understanding or arrangement between Mrs. Atias and Mr. Reich and any other person pursuant to which they were appointed as directors.  Mrs. Atias and Mr. Reich do not have any family relationship with any director, executive officer or person nominated or chosen by us to become a director or an executive officer.  Mrs. Atias and Mr. Reich have not had direct or indirect material interest in any transaction or proposed transaction, in which the Company was or is a proposed participant exceeding $120,000. Mrs. Atias and Mr. Reich will each receive on an annual basis at the commencement of each term shares of common stock of the Company registered on a Form S-8 Registration Statement equal to $6,000 divided by the Company’s market price discounted by 25%.

Legal Proceedings
From time to time, we may be a party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not involved currently in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations.

NOTE 12
Related Parties Transactions
The company borrowed the sum of $125,000 from RASEL, LTD (a Company Shareholder) as described in footnote 8.

Our offering closed on May 4, 2010.  The Company sold 20,000,000 shares of common stock for $0.01 per share for an aggregate raise of $200,000. Moshe Schnapp, an executive officer and director for the Company, was the only party that solicited the investors.  A total of 42 investors were solicited, all of which invested in the Company.  No other potential investors were solicited.

Mr. Moshe Schnapp is serving as executive chairman of the Company without employment agreement. Since inception, Mr. Schnapp funded the working capital needs of the Company directly or via utilizes his business contact, such as un-related party to the Company: Glendon Advisors (though related to Mr. Schnapp), provided funding to the Company. As of July 31, 2010 Mr. schnapp credit balance amount to $4,881, and Glendon Advisors credit balance amount to $115,924. Nor Mr. Schnapp neither Glendon Advisors charge the Company with interest for said funding. There is no guarantee that additional funding to the Company will be available from Mr. Schnapp or Glendon Advisors.

During the year, Mr. Schnapp charged the Company for $28,150 as management fees.

NOTE 13

Subsequent Events
During June 2010, the Company identified a Forex operator in a non-regulated environment ("Target X").  The Company is presently in discussions with Target X to acquire 100% of the issued and outstanding securities of Target X in consideration of 80,000,000 shares of common stock.  The Company approached Target X as a whole parallel to approaching various individual shareholders of Target X. As of filling of this report, several shareholders of Target X (the “Shareholders”) have expressed their willingness to sell their interest (approximately 45%) to the Company in accordance with the terms of the Company’s offer. The Company requested that the Shareholders deposit their interest in Target X with the Company’s attorney with irrevocable instructions to close the transaction automatically no later than December 31, 2010 regardless of the Company’s efforts to acquire an additional interest in Target X.

The closing shall be subject to Medirad Inc. and Rasel Ltd. (the "Majority Stockholders") entering into an agreement whereby the Majority Stockholders will return their exiting 80,000,000 shares of common stock to the Company for cancellation and convert $125,000 in notes payable (the "Notes") into shares of preferred stock.  In connection with the conversion of the Notes, the Company shall issue the Majority Stockholders shares of preferred stock with a stated value of USD $125,000, which shall be convertible into shares of common stock at a 25% discount to the market price. The market price will be equal to the volume-weighted average price for the twenty trading days immediately preceding the actual issuance date.  Further, the Majority Stockholders will commit to purchase up to $2,000,000 in Perpetual Redeemable Cumulative 10% Preferred Stock in accordance with term to be agreeable.  There is no guarantee that the Company will close all or part of the above transactions, if at all.

On August 5, 2010, Mr. William Glass was elected as member of the Board of Directors of the Company, which such appointment was accepted by Mr. Glass on August 9, 2010.  There is no understanding or arrangement between Mr. Glass and any other person pursuant to which he was appointed as director.  Mr. Glass does not have any family relationship with any director, executive officer or person nominated or chosen by us to become a director or an executive officer.  Mr. Glass has not had direct or indirect material interest in any transaction or proposed transaction, in which the Company was or is a proposed participant exceeding $120,000. Mr. Glass will receive, on an annual basis at the commencement of each term, shares of common stock of the Company registered on a Form S-8 Registration Statement equal to $6,000 divided by the Company’s market price discounted by 25%.

On August 9, 2010 the Company obtained from Monitor Liability Managers, LLC a one year Binder for Directors, Officers and Corporate Liability Insurance. The aggregate limit of liability is $1,000,000 with $250,000 Shareholder Derivative Investigation Costs of Defense.