Form 10-Q
period 2010-09-30
Forex International Trading Corp.
filed 2010-10-27
CIK 1471781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the quarterly period ended September 30, 2010

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
Yes  ☐    No ☒

The number of shares of the Registrant’s Common Stock outstanding as of October 25, 2010 was 104,120,000.

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

PART 1 FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS

FOREX INTERNATIONAL TRADING CORP.
CONSOLIDATED UN-AUDITED BALANCE SHEET

ASSETS

	September 30, 2010	July 31, 2010	December 31, 2009
	UN-AUDITED	AUDITED	UN-AUDITED
Current Assets
Cash and cash equivalents	$88,431	$85,893	$307
Secured Note and Debt Discount	461,047	453,025	-
Prepaid Expenses and Accounts Receivable	86,577	4,207	-

Total Current Assets	636,054	543,125	307

Fixed Asset
Property and Equipment, Net	54,773	55,124	-

Other Assets	206,459	226,960	50,625

TOTAL ASSETS	$897,287	$825,210	$50,932

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and Accrued Liabilities	$248,602	$154,412	$25,700

Total Current Liabilities	248,602	154,412	25,700

Long term Liabilities
Convertible Note & Accrued Interest	511,507	503,151	-
Rasel - Affiliated Party - Notes & Accrued Interest	129,288	128,452	75,129

Total Long term Liabilities	640,795	631,603	75,129

Commitments and Contingencies	-	-	-

TOTAL LIABILITIES	$889,396	$786,015	$100,829

Stockholders' Equity:
Common Stock - $0.00001 par value - 400,000,000
shares authorized, 104,120,000 issued and
outstanding as of 7/31/10	$1,041	$1,041	$800

Additional Paid-In Capital	$240,959	$240,959	$-

(Deficit)	(234,109)	(202,804)	(50,697)

TOTAL STOCKHOLDERS EQUITY	$7,891	$39,196	$(49,897)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$897,287	$825,211	$50,932

The accompanying notes are an integral part of these financial statements.

FOREX INTERNATIONAL TRADING CORP.
CONSOLIDATED UN-AUDITED STATEMENT OF OPERATIONS

Consulting & Services	Nine Months Period Ended	Three Months Period Ended	Year Ended*)
	September 30, 2010	September 30, 2010	July 31, 2010
	UN-AUDITED	UN-AUDITED	AUDITED
Revenue
Net gain from foreign currency future operations	$127,740	$98,168	$39,416
Consulting & Services	5,000	5,000	29,500

Gross Profit	132,740	103,168	68,916

Operating Expenses
Salaries	130,958	47,979	100,094
Rent & Office	22,758	17,980	13,229
Professional & Filling Fees	47,568	43,534	99,504
Depreciation & Amortization	39,512	39,512	6,178
Travel	24,214	11,892	13,745
Other Expenses	14,081	12,816	3,563
Total Operating Expenses	$279,092	$173,714	$236,313

Net (Loss) from Operations	(146,352)	(70,546)	(167,397)

Financing Expenses
Interest Income	13,035	11,095	3,025
Finance Charges	(50,096)	(10,250)	(40,932)
Total Financing (Expenses) Income	$(37,061)	$845	$(37,907)

Net (Loss) before Taxes	$(183,413)	$(69,701)	$(205,304)

Income Taxes	-	-	-

Net (Loss) after Taxes	$(183,413)	$(69,701)	$(205,304)

Weighted average number of common shares outstanding
Basic	104,120,000	104,120,000	104,120,000
Diluted	106,620,000	106,620,000	106,620,000

Net Loss per share - basic	$0.0017616	$0.0006694	$0.0019718
Net Loss per share - fully diluted	$0.0017202	$0.0006537	$0.0019256

The accompanying notes are an integral part of these financial statements.

*) For the entire physical year (August 1, 2009 to July 31, 2010) before changing the year end to December

FOREX INTERNATIONAL TRADING CORP.
CONSOLIDATED UN-AUDITED CHANGES IN STOCKHOLDERS' EQUITY

		Common	Additional	Retained
	Shares	Stock	Paid In Capital	Earning (Deficit)	Total

Balance at July 22, 2009	-	$-	$-	$-	$-

Stocks Issued	80,000,000	800	-	-	800

Net Profit	-	-	-	2,500	2,500
Balance at July 31, 2009 - Audited RESTATED 9/2/10	80,000,000	$800	$-	$2,500	$3,300

Net Loss - Transition Period:
August 2009 to December 2009				(53,197)	(53,197)

Balance at December 31, 2009 - Un-Audited	80,000,000	$800	$-	$(50,697)	$(49,897)

Net Loss - Transition Period:
January 2010 to September 2010				(183,413)	(183,413)
Stocks Issuing	20,000,000	200	199,800		200,000
Restricted Shares Issuing	4,120,000	41	41,159		41,200
Balance at September 30, 2010 - Un-Audited	104,120,000	$1,041	$240,959	$(234,109)	$7,891

The accompanying notes are an integral part of these financial statements.

FOREX INTERNATIONAL TRADING CORP.
CONSOLIDATED UN-AUDITED STATEMENT OF CASH FLOWS

	Nine Months Period Ended	Year Ended
	September 30, 2010	July 31, 2010*)
	UN-AUDITED	AUDITED
Cash Flows From Operating Activities
Net (loss)	$(183,413)	$(205,304)

Adjustments to reconcile net income (loss) to
net cash (used) provided by operating activities:

Depreciation & Amortization	39,512	6,178
(Increase) in Accounts Receivable	(86,577)	793
Increase in Accounts Payable and Accrued Expenses	222,902	101,287

Net cash (used) by operating activities	(7,576)	(97,046)

Cash Flows from Investing Activities
Purchase of fixed assets	(20,097)	(17,420)
Leasehold improvements	(40,732)	(40,732)

Net cash invested in investing activities	(60,829)	(58,152)

Cash Flows From Financing Activities
Issuance of Common Stock	241,200	241,200
Issuance of Notes to Affiliated Party	54,159	128,452
Issuance of Convertible Notes to Third Party, Including Accrued Interest	511,507	503,151
Investment in Secured Note, Including Accrued Interest	(411,047)	(403,025)
Investment in Debt Discount	(100,000)	(100,000)
Investment in Ghana Project	(33,932)	(24,128)
Investment in Licensing and Websites	(105,359)	(105,359)

Net cash from financing activities	156,528	240,291

Net Increase in cash and cash equivalents	88,124	85,093

Cash and cash equivalents, Beginning of Period	307	800

Cash and cash equivalents, End of Period	$88,431	$85,893

Non-cash transactions - Accrued interest on notes receivable	$11,047	$3,025
Non-cash transactions - Accrued interest on notes payable	$15,666	$6,603
Non-cash transactions - Issuing of Convertible Note	$500,000	$500,000
Non-cash transactions - Receiving of Secured Note	$400,000	$400,000
Non-cash transactions - Issuing of Restricted Shares	$41,200	$41,200

The accompanying notes are an integral part of these financial statements.

*) For the entire physical year (August 1, 2009 to July 31, 2010) before changing the year end to December

FOREX INTERNATIONAL TRADING CORP.
SEPTEMBER 30, 2010
NOTES TO CONSOLIDATED UN-AUDITED
FINANCIAL STATEMENTS

NOTE 1
History and Organization of the Company
Forex International Trading Corp. and its fully owned subsidiary (“FXIT”, or “The Company”), a Nevada corporation, is principally engaged in offering foreign currency market trading to professionals and retail clients over its web-based trading system. On March 24, 2010 the Company incorporate fully owned subsidiary in the State of Israel under the name: FOREX INTERNATIONAL TRADING CORP M.S. LTD – Company number 514424985 (“Forex Sub”). To date Forex Sub did not commence any operations other than accept per the Company instructions into its bank account proceeds from investors as the Company agent or long arm.

Shares in FXIT listed for trading on the Over the Counter Bulletin Board listings. (OTCBB: FXIT). The Company’s headquarters and operational offices are located in West Hollywood, California.

The Company was incorporated on July 22, 2009 (Date of Inception) as a development stage company under the laws of the State of Nevada as “Forex International Trading Corp.” and is engaged in any lawful activity. On April 19, 2010, the Company entered into a Software Licensing Agreement with Triple 8 Limited (“Triple 8”) which was dated April 12, 2010 whereby the Company licensed Triple 8’s proprietary trading software (the “Software”) for the purpose of developing a Forex Trading Platform and introducing prospective clients (“End Users”).  Triple 8 created a website for the Company under the domain www.4xint.com which is blocked for US clients. The Company maintains a corporate website under the domain www.forex-international-trading.com

NOTE 2
Summary of Significant Accounting Policies

Interim Financial Information
The Company prepared the accompanying financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles may have been shortened or omitted as allowed by such rules and regulations. Management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments that, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction and the needed adjustments (see below Year End Change) with the audited financial statements at July 31, 2010 included in the Annual Report on Form 10-K and the associated amendments for the year then ended.  The results of operations for the periods presented are not necessarily indicative of the results we expect for the full year.

Year End (Upon Commencing and Change)
Upon commencing the Company, it has elected to operate on a Fiscal Accounting Year and Fiscal Tax Year ending on July 31st. The Board of Directors of the Company has approved a change in the Company's fiscal year from July 31 to December 31. This change will be effective for the current fiscal year ending December 31, 2010. Consequently the Company’s current fiscal year will end on December 31, 2010 instead of July 31, 2011. As such the Company filling in this report the nine and three months periods ended on September 2010.

This change in the fiscal year end will have no material effect on the financial position of the Company and its consolidated subsidiary, and the results of their operations and their cash flows for either fiscal year 2010 or fiscal year 2011.

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

Costs of software licensing acquired along with payroll costs and consulting fees relating to the development of internal use software, including that used to provide internet solutions, are capitalized.  Software Services was placed in service on May 2010, the costs are amortized over the estimated useful life – two years.

Costs of Debt Discount are amortized over the life of the note that was discounted – two years.

Variable Interest Entities
The Company is required to consolidate variable interest entities (“VIE's”), where it is the entity’s primary beneficiary. VIE's are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The primary beneficiary is the party that has exposure to a majority of the expected losses and/or expected residual returns of the VIE.  For the period ended September 30, 2010, the balance sheets and results of operations of FOREX INTERNATIONAL TRADING CORP M.S. LTD, our wholly owned subsidiary, which is not active in operation and serving as our agent or long arm, is consolidated into these financial statements.

Loss per Share
Net loss per share is provided in accordance with ASC Codification Topic 260 Section S99-1 and Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Other than convertible notes (of which the Company took into consideration when calculate losses per share based on fully diluted basis), the Company had no dilutive common stock equivalents, such as stock options or warrants as of September 30, 2010 and as of July 31, 2009.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2010.   The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.   These financial instruments include cash and accounts payable.  Fair values are assumed to approximate carrying values for cash and payables because they are short-term in nature and their carrying amounts approximated fair values or they are payable on demand.

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

NOTE 3
Short Term Secured Note & Accrued Interest

On July 8, 2010, the Company issued a Convertible Promissory Note to A.T. Limited (“ATL”) in aggregate principal amounts of $500,000 (the “Forex Note”).  In consideration for the Company issuing the ATL Note, ATL issued the Company a Secured and Collateralized Promissory Note in the principle amount of $400,000 (the “ATL Note”). Concurrent with the conversion of the Forex Note, ATL must make a payment to the Company reducing a pro rata amount owed to the Company under the ATL Note.  The ATL Note bears interest at the rate of 12% per annum and matures one year from the date of issuance.    No interest or principal payments are required until the maturity date, but both principal and interest may be prepaid prior to maturity date and ATL is required to pay down an amount equal to any amounts converted under the Forex Note.  The ATL Note is secured by shares of common stock of a publicly listed company on foreign Stock Exchanges with an approximate market value acceding $400,000 to the date of this filling (the “ATL Collateral”).  In the event that ATL defaults on the ATL Note, the Company may take possession of the ATL Collateral and, in the event that the ATL Collateral is insufficient to pay the full debt owed under the ATL Note, the Company may pursue further remedies against ATL.

Per the issuing and receiving the notes, the Company recognizes a debt discount for the difference in the face value of the notes - $100,000. Said Note Discount will be amortized over the life of the Company note – two years. The current portion of Note Discount was presented as current assets, while the remaining long term balance was presented as other asset.

NOTE 4
Property and Equipment, Net

Consist as the following:

As of September 30, 2010 (Un-Audited):

Description	Useful Life	Cost	Depreciation	Net
	(years)	$	Amortization	$
Computers and Equipment	3	11,025	1,225	9,800
Furniture	7	9,072	305	8,767
Leasehold Improvements	3	40,732	4,526	36,206
Total		60,829	6,055	54,773

As of July 31, 2010 (Audited):

Description	Useful Life	Cost	Depreciation	Net
	(years)	$	Amortization	$
Computers and Equipment	3	11,025	613	10,413
Furniture	7	6,395	152	6,243
Leasehold Improvements	3	40,732	2,263	38,469
Total		58,152	3,028	55,124

NOTE 5
Other Assets:

Gold Project JV
The Company entered into a joint venture with a third party: EA Emerging Ventures Corp (“EA”) to obtain exploring and exporting gold license from the Republic of Ghana. EA is the controlling party of EMERGING VENTURES (GHANA) LIMITE, which was incorporated in the Republic of Ghana on August 5, 2010 with Company Number: TIN-824V066622 (“EVG”). The Company will utilize its contact, know-how and expertise, trying to obtain JV the desire licensing. Per the understanding with EA, the Company will not be the beneficial owner of the Ghana subsidiary, and/or will not participate in the actual exploring costs. The Company role is designated to administrative and obtaining the license, and in return will be the sole distributer of potential gold designated for export and sales.

On September 29, 2010 EA notify the Company that it obtained A Preliminary Alluvial Gold Deposit Investigations (“The Prelim report”) that conduct by EVG during September 2010 by certified senior geologist from Accra, Ghana. The Prelim Report presents the results of three-day preliminary investigation carried out along the Ankobra River on Pionieer Projects & Services Limited concession at Wassa Adumako in the Amenfi East District of Western Region of Ghana. The main objective of the geological investigation was to conduct scout prospecting to establish the alluvial gold mineralization potential of the Wassa Adumako concession for EVG which will form the basis for its investment decision in the acquisition of the concession. Twelve samples from auger drill holes were submitted to SGS Laboratory Services GH. Ltd, for gold and silver assay. The results of the present scout prospecting indicates that the drilled holes which was carried out randomly along the Ankobra River which has an average alluvial plain of over 100m wide, average gravel and overburden thickness of 1.12 meters and 4.26 meters respectively with average gravel section gold grade of 0.63gAu/m3 is quite promising for an economical mechanized operations. As such EVG decided to carry out further detailed systematic exploration work for quantitative assessment of the available gold on the concession.

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

White Label License & Websites, Net
On April 19, 2010, the Company entered into a Software Licensing Agreement with Triple 8 Limited (“Triple 8”) which was dated April 12, 2010 whereby the Company will license Triple 8’s proprietary trading software (the “Software”) for the purpose of developing a Forex Trading Platform and introducing prospective clients (“End Users”).  Triple 8 created a website for the Company, which was funded by the Company at a cost of $50,000 (the “Setup Fee”).  Upon the Company and Triple 8 generating $100,000 in revenue under the agreement, the Company will be reimbursed 50% of the Setup Fee ($25,000).  The Company will receive 30% of the net profit generated from End Users, which will be increased to 50% in the event that the monthly volume generated by the Company is in excess of $250 million. Said agreement with Triple 8 is considered by the Company as a mid-term-solution and in order to examine the system closely, the Company evaluate the platforms capabilities and flexibility to create a custom trading platform for the Company’s FUTURE clients.  While the Company is developing its own custom software platform, it began operating said affiliate program with Triple 8 Limited’s existing trading platform. The custom platform will be designed to help clients evaluate risk not only on a per trade basis, but also from a portfolio perspective.  The Company will then add additional features to their platform such as: (i) Easy deposit and withdrawal or funds transfers between existing banking/investment accounts; (ii) Total portfolio integration of client’s currency accounts with other investment accounts; and (iii) Detailed real time calculations of profits and losses, among others. As disclosed before, costs of software acquired along with payroll costs and consulting fees relating to the development of internal use software, including that used to provide internet solutions, are capitalized.  As the Company treating said agreement as a midterm evaluation tool, and as Software Services were placed in service on May 2010, the costs are amortized over the estimated useful life – two years.

Total Other Assets as presented in the Balance Sheet, consist as the following:

Description	30-Sep-10	31-Jul-10
	Un-Audited	Audited
		$
Capitalization Of Offering Costs	50,625	50,625
Ghana Gold Project JV	33,932	24,127
Debt Discount on Convertible Note, Net	38,493	46,849
White Label License & Websites, Net	83,409	105,359
Total	206,459	226,960

NOTE 6
Accounts Payable
As of September 30, 2010 the Company owes $248,602 to other trades, including $2,881 to the Company Chairman and $197,427 to Glendon Advisors -controlled by a third party, which partner with the Company’s chairman on other un-related businesses.

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

Since inception to September 30, 2010, there was no Income Tax Expense.

The provisions for income taxes differ from the amount computed by applying the statutory federal income tax rate to Income before provision for income taxes. The source and tax effects of the differences are as follows:

U.S. federal statutory rate	34.00%

Valuation reserve	34.00%

Total	0.00%

As of September 30, 2010, the Company has a net operating loss carry forward of approximately $234,109 for tax purposes, which will be available to offset future taxable income.  This carryforward will expire in various years through 2014.

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

The accrued balance of the notes including interest as of September 30, 2010 is $129,288 and as of July 31, 2010 is $128,452.

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

The ATL Note bears interest at the rate of 12% per annum and matures one year from the date of issuance.    No interest or principal payments are required until the maturity date, but both principal and interest may be prepaid prior to maturity date and ATL is required to pay down an amount equal to any amounts converted under the Forex Note.  The ATL Note is secured by shares of common stock of a publicly listed company on foreign Stock Exchanges with an approximate market value exceeding the amount of $400,000 (the “ATL Collateral”) to the date of this filling.  In the event that ATL defaults on the ATL Note, the Company may take possession of the ATL Collateral and, in the event that the ATL Collateral is insufficient to pay the full debt owed under the ATL Note, the Company may pursue further remedies against ATL.

The Forex Note was offered and sold to ATL in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. ATL is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

The accrued balance of the note including interest as of September 30, 2010 is $511,507 and as of July 31, 2010 is $503,151.

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

NOTE 10
Financial Statement RESTATEMENT
On September 7, 2010, the Company restated previously issued audited financial statements (for the year ended on July 31, 2009) to capitalized prior legal expenses that were initially booked as expenses, were changed to capitalize the expense in the month(s) incurred.  Regarding Statement of Cash Flows, these startup costs were re-classified to conform to the decision to capitalize rather than to expenses.

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

To date the Company did not file application with The Depository Trust Company which request form for issued being made eligible in the secondary market.

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
The Company’s headquarter and operation office (from June 1, 2009) is located at 1061 ½ N Spaulding Ave, West Hollywood, CA 90046, paying $2,500 per month (lease term ends May 30, 2013). Future minimum payments of obligations under the operating lease at September 30, 2010 are as follows: Until December 2010 -  $7,500, $30,000 for each of the physical years 2011,  2012 and until May 2013 - $12,500.

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

Directors, Officers and Corporate Liability Insurance
On August 9, 2010 the Company obtained from Monitor Liability Managers, LLC a one year Binder for Directors, Officers and Corporate Liability Insurance. The aggregate limit of liability is $1,000,000 with $250,000 Shareholder Derivative Investigation Costs of Defense.

Consulting Agreement
On September 9, 2010 the Company entered into a consulting agreement with a third party based in United Kingdom which providing travelling services in differ countries, and currency exposure may have significant impact on it services to its clients. For the Company’s services as Consultant of Strategic Alliances and for other consulting services and other good and valuable consideration, receipt of which is hereby acknowledged, the Company shall be paid Five Thousand Dollars ($5,000.00) per month for the Term  of this Agreement which is six months.

Potential Acquisition of Identified Target
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

Mr. Moshe Schnapp is serving as executive chairman of the Company without employment agreement. Since inception, Mr. Schnapp funded the working capital needs of the Company directly or via utilizes his business contact, such as un-related party to the Company: Glendon Advisors (though related to Mr. Schnapp), provided funding to the Company. As of September 30, 2010 Mr. schnapp credit balance amount to $2,881, and Glendon Advisors credit balance amount to $197,427 ($4,881 and $115,924 as of July 31, 2010). Nor Mr. Schnapp neither Glendon Advisors charge the Company with interest for said funding. There is no guarantee that additional funding to the Company will be available from Mr. Schnapp or Glendon Advisors.

During the period, Mr. Schnapp did not charged the Company for management fees (During 2009 Mr. Schnapp charged the Company for $28,150).

NOTE 13

Subsequent Events
On October 18, 2010 Mr. Schnapp resign from his position with the Company to pursue other opportunities. The Company will utilize its available assets to pay-off with priority Glendon Advisors which is affiliate to Mr. Schnapp and provided line of credit to the Company.

During October 11, 2010 the Company requested ATL that make a partial payment on their note (as described in footnote 8).  ATL instructed that it will transfer part of the collateral securing the ATL note to the Company where, upon liquidation, the parties will acknowledge the amount as partial payment as described in the agreement. The Company subsidiary acknowledged receipt of the partial collateral into its bank account. ATL estimate that the value of the liquidated collateral will not be less than $50,000 in cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

General Overview
Forex was formed with the express intent of providing online trading services to retail customers giving them access to online foreign currency trading.  We offer online trading services to professional and retail clients over a web-based live and real-time proprietary trading system.  The Company currently operates two websites, the corporate website, www.forex-international-trading.com , and the trading platform, (under the affiliate licensing agreement) www.4xint.com .  Both websites are currently under further development and construction and modifications may apply.  The Company is incorporated in the State of Nevada, and its corporate headquarters and principal offices are located in West Hollywood, California.  Forex Sub, the Company’s wholly-owned subsidiary, is incorporated in the State of Israel.  In connection with the LOI entered with Forex NYC (as discussed below), the Company incorporated the offerings provided by Forex NYC under www.forexnewyorkcity.com into our web site.  Although this the Forex NYC features are not generating revenue, we believe it is a beneficial added feature for our clients.

Acquisitions and Divestitures
On July 1, 2010, the Company entered into a Letter of Intent (the “LOI”) with Forex New York City LLC (“Forex NYC”) pursuant to which the Company agreed to purchase a 10% interest in Forex NYC in consideration of a convertible debenture in the amount of $200,000.

 2010 and 2009 Results of Operations:

Due to the commencing of our business during 2009, the consolidated statements of operations for the nine months ended September 30, 2010 and 2009 are not comparable. The nine months ended September 30, 2009 included only a limited period of operation. Moreover, upon commencing, the Company, it has elected to operate on a Fiscal Accounting Year and Fiscal Tax Year ending on July 31st. The Board of Directors of the Company has approved a change in the Company's fiscal year from July 31 to December 31. This change will be effective for the current fiscal year ending December 31, 2010. Consequently the Company’s current fiscal year will end on December 31, 2010 instead of July 31, 2011. As such, the Company is filling this report for the nine and three month’s periods ended on September 2010. This change in the fiscal year end will have no material effect on the financial position of the Company and its consolidated subsidiary, and the results of their operations and their cash flows for either fiscal year 2010 or fiscal year 2011.

This section of the report should be read together with Notes of the Company consolidated financials.

Revenues

During the nine months ended September 30, 2010, we generated $132,740 in revenue.  The revenue is attributed to the commencement in May 2010 of our affiliate licensing platform.

Operating Expenses

We had total operating expenses of $279,092 for the nine months ended September 30, 2010.  The operating expenses consisted of salaries ($130,958), rent and office ($22,758), professional and filing fees ($47,568), depreciation and amortization ($39,512),  travel ($24,214) and other expenses ($14,081).

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

Detail of the changes in 2010 cash flow data is as follows:

As of September 30, 2010, our cash, cash equivalents were $88,431 (as of July 31, 2010 it was $85,893), an increase  of approximately $2,538 from the end of Huly31, 2010. The increase in our cash and cash equivalents is primarily the result of an collecting receivables.

Cash flow used by operating activities for the year ended July 31, 2010 was $97,046, and cash flow used by operating activities for the nine months ended September 30, 2010 was $7,576.  In the nine month period of 2010 the major component of using cash was cash used attributed to increase in accounts receivable.

Cash flow used by investing activities for the year ended July 31, 2010 was $58,152 as compared to $60,829 for the nine months ended September 30, 2010. During the nine month period ended September 30, 2010, the major component of using cash was cash used attributed to purchased fix asset.

Cash provided by financing activities in the year ended July 31, 2010 was $240,291, and cash flow provided by financing activities was $156,582 for the nine months ended September 30, 2010.

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

The accrued balance of the notes (collectively, the “Rasel Notes”) including interest as of July 31, 2010 is $128,452, and $129,288 for September 30, 2010.

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

The accrued balance of the note including interest as of July 31, 2010 is $503,151, and $511,507 as of September 30, 2010

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

Variable Interest Entities - The Company is required to consolidate variable interest entities (“VIE's”), where it is the entity’s primary beneficiary. VIE's are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The primary beneficiary is the party that has exposure to a majority of the expected losses and/or expected residual returns of the VIE.  For the period  ended September 30, 2010 (and for the year ended July 31, 2010), the balance sheets and results of operations of FOREX INTERNATIONAL TRADING CORP M.S. LTD, our wholly owned subsidiary, which is not active in operation and serving as our agent or long arm, is consolidated into these financial statements.

Loss per Share - Net loss per share is provided in accordance with ASC Codification Topic 260 Section S99-1 and Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Other than ATL Note, the Company had no dilutive common stock equivalents, such as stock options or warrants as of September 30, 2010 and as of July 31, 2009.

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

ITEM 3. QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of September 30, 2010 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None of our directors, officers or affiliates is involved in a proceeding adverse to our business or have a material interest adverse to our business.

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

The Forex Note bears interest at 10%, matures two years from the date of issuance and is convertible into our common stock, at ATL’s option, at a conversion price of $0.20 subject to adjustment.  On the 21 st trading day following each conversion, the number of shares of common stock issuable to ATL pursuant to the Forex Note shall be adjusted such that the aggregate number of shares of common stock issuable to ATL is equal to the amount converted divided by 75% of the average of the three lowest closing bid prices during the 20 trading days following delivery of the shares of common stock upon the initial conversion.  Concurrent with the conversion of the Forex Note, ATL must make a payment to the Company reducing a pro rata amount owed to the Company under the ATL Note.  As of July 12, 2010, the Company is received a trading symbol (FXIT) but has not commenced trading.  Based on fixed conversion price of $0.20, the Forex Note in the aggregate amount of $500,000, excluding interest, is convertible into 2,500,000 shares of our common stock.

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

On October 11, 2010 the Company requested ATL that make a partial payment on their note (as described in footnote 8).  ATL instructed that it will transfer part of the collateral securing the ATL note to the Company where, upon liquidation, the parties will acknowledge the amount as partial payment as described in the agreement. The Company subsidiary acknowledged receipt of the partial collateral into its bank account. ATL estimate that the value of the liquidated collateral will not be less than $50,000 in cash.

The Forex Note was offered and sold to ATL in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. ATL is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – REMOVED AND RESERVED

Not applicable

ITEM 5. OTHER INFORMATION

On October 11, 2010 the Company requested ATL that make a partial payment on their note (as described in footnote 8).  ATL instructed that it will transfer part of the collateral securing the ATL note to the Company where, upon liquidation, the parties will acknowledge the amount as partial payment as described in the agreement. The Company subsidiary acknowledged receipt of the partial collateral into its bank account. ATL estimate that the value of the liquidated collateral will not be less than $50,000 in cash.

On October 18, 2010, Moshe J. Schnapp, a director and an executive officer of the Company, resigned as a director and executive officer of the Company to pursue other interests.

On October 18, 2010, the Board of Directors of the Company, approved a change in the Company's fiscal year of July 31 to December 31 (the “Fiscal Year Change”).  The Company intends to file a transition report on Form 10-K covering the transition period of August 1, 2010 through December 31, 2010.

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
4.4 4.5 4.6 4.7
Promissory Note issued to Rasel Ltd. Dated January 29, 2010 (3)
Convertible Promissory Note issued by the Company to A.T. Limited dated July 8, 2010 (6)
Secured and Collateralized Promissory Note issued by A.T. Limited to the Company dated July 8, 2010 (6)
Collateral and Security Agreement by and between Forex International Trading Group and A.T. Limited dated July 7, 2010 (6)

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
(6) Incorporated by reference to the Form 8-K Current Report filed with the SEC on July 8, 2010.

  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOREX INTERNATIONAL TRADING CORP.

/s/Darren C Dunckel	CEO, President, CFO, Secretary, Treasurer and Director	October 25, 2010
Darren C. Dunckel	(Principal Executive and Financial Officer)