Form 10-K
period 2010-12-31
Forex International Trading Corp.
filed 2011-04-06
CIK 1471781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
 1934

For the fiscal year ended: December 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

Commission File Number: 333-161795

FOREX INTERNATIONAL TRADING CORP.

(Exact name of registrant as specified in its charter)

Nevada	27-0603137
State or other jurisdiction of	I.R.S. Employer Identification Number
incorporation or organization

One Grand Central Place
60 E 42nd Street, Suite 5310
New York, NY 10165

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐ No ☒

As of April 4, 2011,  the market value of our common stock held by non-affiliates was approximately $27,262,143 which is computed using the closing price on that day of $0.42 per share.

As of April 4, 2011, 64,809,865 shares of common stock, $.00001 par value per share, of the registrant were outstanding.

Documents incorporated by reference:  None

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

PART I

ITEM 1. BUSINESS

General
Forex International Trading Corp. and its subsidiaries and/or variable interests (“Forex”, “FXIT”, or the “Company”), a Nevada corporation, is principally engaged in offering foreign currency market trading to non-US resident clients, professionals and retail clients over its web-based trading systems.

Shares in the Company are listed for trading on the Over the Counter Bulletin Board listings (OTCBB: FXIT). The Company’s headquarters and operating offices are located in New York, NY. The CUSIP number for the Company is 34631J104 and the ISIA number of FXIT is – US34631J1043.

Overview and developments since inception to date:

The Company was incorporated on July 22, 2009 as a development stage company under the laws of the State of Nevada as “Forex International Trading Corp”. On September 9, 2009 the Company filed a Form S-1Registration Statement with the SEC, which became effective on or around March 5, 2010.

On April 19, 2010, the Company entered into a Software Licensing Agreement with Triple 8 Limited (“Triple 8”) which was dated April 12, 2010 whereby the Company licensed Triple 8’s proprietary trading software (the “Software”) for the purpose of developing a Forex Trading Platform and introducing prospective clients (“End Users”).  Triple 8 created a website for the Company, which will be funded by the Company at a cost of $50,000 (the “Setup Fee”).  Upon the Company and Triple 8 generating $100,000 in revenue under the agreement, the Company will be reimbursed 50% of the Setup Fee ($25,000).  The Company will receive 30% of the net profit generated from End Users, which will be increased to 50% in the event that the monthly volume generated by the Company is in excess of $250 million.  Triple 8 created a website for the Company under the domain www.4xint.com which is blocked for US and Canadian clients. The Company maintains a corporate website under the domain www.forex-international-trading.com.

On December 18, 2010, the Company entered into a Securities Purchase Agreement with Forex New York City, LLC (“Forex NYC”) pursuant to which the Company acquired twenty percent (20%) of the issued and outstanding equity of Forex NYC (the “FNYC Interest”) on a fully diluted basis.  In consideration for the FNYC Interest, the Company issued and sold to Forex NYC 1,000,000 shares of common stock of the Company. On February 23, 2011, the Company entered into an additional Securities Purchase Agreement with Forex NYC, pursuant to which the Company acquired additional thirty percent (30%) of the issued and outstanding membership interest of Forex NYC (the “FNYC Interest”) on a fully diluted basis. In consideration for the additional FNYC Interest, the Company issued and sold to Forex NYC 675,000 shares of common stock of the Company. Forex NYC is a limited liability company organized under the laws of the State of New York with headquarters located at One Grand Central Place. Forex NYC is a based Forex investment training facility.

On November 17, 2010, the Company entered into a Share Exchange Agreement (the “APH Agreement”) with AP Holdings Limited (“APH”) pursuant to which the Company agreed to acquire 17,924 ordinary shares of Triple 8 Limited, a corporation organized under the laws of Cyprus, engaged in the business of operating a Forex trading platform (“Triple”).  The securities acquired from APH represent approximately 45% of the issued and outstanding securities of Triple.   Pursuant to the APH Agreement, in consideration  for the securities of Triple, the Company agreed to issue 36,000,000 shares of common stock of the Company as well as a 6%  Convertible Note (Conversion Price set to be $0.20 per share)  in the principal amount of $1,200,000 due February 15, 2011 (the “APH Note”).  On December 30, 2010, the Company and APH entered into an amendment to the APH Agreement whereby the number of shares to be delivered by the Company was reduced from 36,000,000 to 25,000,000.  Further, on December 30, 2010,  in order to expedite the transaction and avoid further dilution of the existing shareholders, Medirad Inc. and Rasel Ltd., shareholders of the Company, have agreed to return an aggregate of 70,000,000 shares of common stock to the Company for cancellation upon closing of the APH Agreement.  The above transaction closed on December 30, 2010 with an effective date of October 1, 2010.  The Company defaulted on its note payable to APH in connection with acquisition of Triple.  The note was due on February 15, 2011.

On April 5, 2011, the Company and AP Holdings Limited (“APH”), which currently owns 33,000,000 shares of common stock and a 6% Convertible Debenture in the amount of $1,000,000 (the “APH Note”) entered into an agreement whereby APH agreed to extend the maturity date of the APH Note from February 15, 2011 to June 30, 2011.  Further, APH agreed that its right to return 16,000,000 shares of common stock to the Company in consideration of 20% of the issued and outstanding securities of Triple is of no force and effect.  In consideration of the above, the Company agreed to return the 33,000,000 shares of common stock held by APH to treasury and issue APH 100,000 shares of Series A Preferred Stock.  The Series A Preferred Stock has a stated value of $100 per share and is convertible into our common stock at a conversion price of $0.30 per share representing 33,333,333 shares of common stock.  Further, the Series A Preferred Stock votes on an as converted basis multiplied by three and carries standard anti-dilution rights.

On April 5, 2011, the Company and Mladen Poropat, a shareholder of the Company, entered into an agreement whereby the parties agreed to convert the $200,000 6% Convertible Debenture, which was in default and was assigned by APH to Mr. Poropat, into 2,500,000 shares of common stock.

On February 23, 2011, the Company entered into a Securities Purchase Agreement with Wheatley Asset Management, LLC (“Wheatley”), pursuant to which the Company acquired fifty percent (50%) of the issued and outstanding   membership interest of Wheatley (the “Wheatley Interest”) on a fully diluted basis. In consideration for the Wheatley Interest, the Company issued and sold  to Wheatley 1,125,000 shares of common stock of the Company. Wheatley is a limited liability company organized under the laws of the State of New York with headquarters located at One Grand Central Place. Wheatley is an NFA Registered Introducing Broker (IB), Forex Firm and Commodity Trading Adviser (CTA).

As part of finalizing the Wheatley and Forex NYC acquisitions, on February 24, 2011 the Company entered into consulting agreement for M&A activities with Cross Point Capital Advisors (“Cross Point”).  The Company paid Cross Point a consulting fee of $150,000 in cash plus retainer of $9,500 per month for the next 18 months commencing on April 1, 2011 for bringing the Company M&A-related opportunities, and for structuring and advising the Company on those opportunities.

On April 5, 2011, the Company entered into a Share Exchange Agreement with H.A.M. Group Limited (“HAM”) pursuant to which it acquired 1,996 ordinary shares of Triple from HAM representing 5% of the issued and outstanding ordinary shares of Triple.  The Company presently owns approximately 50% of Triple.  In consideration of the shares, the Company issued HAM 12,000 shares of Series A Preferred Stock and a 6% Convertible Debenture due June 30, 2011 (the “HAM Note”).  The Series A Preferred Stock has a stated value of $100 per share and is convertible into our common stock at a conversion price of $0.30 per share representing 4,000,000 shares of common stock.  Further, the Series A Preferred Stock votes on an as converted basis multiplied by three and carries standard anti-dilution rights.  The Series A Preferred Stock does not carry preferential liquidation rights.  The HAM Note is convertible into shares of common stock at a conversion price of $0.20 per share.

Operations
Our company, through our partial ownership interest in our affiliates, offers online brokerage services in financial instruments using our Forex trading platform to non-US based customers. Forex's targeted customer base for brokerage services includes active individual, professional and institutional traders.  Customers are entitled to open accounts directly with Triple 8’s subsidiaries or affiliates through our web site.  We also provide a `demo' trading system and an e-learning center that may be accessed by registering on the website.  We intend to develop, market and operate a software system that delivers foreign exchange services to the public through the Internet. We will offer an electronic trading platform which seamlessly integrates strategy trading tools, historical and streaming real-time market data, and direct-access order-routing and execution.  We allow our clients to be directly, through Triple 8 subsidiaries or their affiliates, connected to market prices. Under our method, clients are able to trade at market prices at fixed trading commissions.

The Company has blocked the ability of potential subscribers in the United States and Canada from engaging in any transactions.  This restriction will be lifted once the Company has obtained the required licenses. As a result of  the acquisition of our interests in Wheatley, we can start to solicit US clients as long as we refer them to a licensed liquidity provider, which we have commenced developing through Wheatley.

Clients and Customers
Forex's targeted customer base for brokerage services includes active individual, professional and institutional traders.  The entirety of the Company’s customer through Triple 8 subsidiaries or affiliate base is outside of the United States and Canada.  In connection with the acquisition of interests at  Forex NYC, the Company incorporated the offerings provided by Forex NYC under www.forexnewyorkcity.com into our website.  Per the acquisition of Wheatley interests the Company is working to incorporate Wheatley website into our corporate website. Wheatley stand alone website is operating under www. wheatleyassetmanagement.com.

Competition
The market for online forex brokerage services is intensely competitive and is rapidly evolving, and there appears to be substantial consolidation in the industry of online forex brokerage services, Internet-based real-time market data services, and trading analysis software tools. We believe that, due to the current and anticipated rapid growth of the market for integrated trading tools, real-time market data and online brokerage services, competition, as well as consolidation, will substantially increase and intensify in the future. We believe our ability to compete will depend upon many factors both within and outside our control, including, but not limited to: pricing; the timing and market acceptance of new products and services and enhancements developed by us and our competitors; technological developments; product content; our ability to design and support efficient, materially error-free Internet-based systems; market conditions, such as volatility in currency fluctuations, stock prices, inflation and recession; product and service functionality; data availability; ease of use; reliability; customer service and support; and sales and marketing efforts.

We will face direct competition from several publicly-traded and privately-held companies, including principally online brokerage firms, and providers of direct-access order execution services. Our competitors will include many foreign exchange online brokerage firms currently active in the United States and Europe. Many online brokerage firms currently offer direct-access service.

Many of our existing and potential competitors, which will include online discount and traditional brokerage firms, and financial institutions that are focusing more closely on online services, including direct-access services for active traders, have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than we will. Furthermore, there is the risk that larger financial institutions which offer online brokerage services as only one of many financial services may decide to use extremely low pricing rates in the foreign currency market to acquire and accumulate customer accounts and assets to derive interest income and income from their other financial services. Though we do plan to offer other financial services;  such pricing techniques, should they become common in our industry, could have a material, adverse effect on our results of operations, financial condition and business model.

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

Corporate Headquarters
Our executive, administrative and operating offices are located at One Grand Central Place, 60 E 42nd Street, Suite 5310 New York, New York.

Government Regulation
Our proposed business and industry are highly regulated. In the United States (where the Company currently does not operate), regulatory bodies are charged with safeguarding the integrity of the forex and other financial markets and with protecting the interest of customers participating in those markets.  In recent years, the financial services industry in the United States has been subject to increasing regulatory oversight. The regulatory bodies that regulate our business and industry in the United States have proposed and may consider additional legislative and regulatory initiatives and may adopt new or revised regulations that may affect the way in which we conduct our business. Prior to commencing operations in the United States, we will be required to register as a Futures Commission Merchant (FCM) and Forex Dealer Merchant (FDM) and/or Introducing Broker (IB) with the Commodity Futures Trading Commission and as a member of the National Futures Association, which serves as its designated self regulatory examining authority.  The Company  initially registered through its Chief Executive Officer (“CEO”) as an Introducing Broker.  In order to be accepted as an Introducing Broker, the Company’s CEO  filed an application with the Commodity Futures Trading Commission and paid a nominal fee.  The Commodity Futures Trading Commission evaluated the application and determined that the Company’s CEO is eligible.  Prior to obtaining the required registrations in the United States or other applicable jurisdiction, we will block any traffic from the United States and will not allow any trading by US citizens.  Upon being accepted as an Introductory Broker, we will be required to comply with various ongoing compliance issues including maintaining and having available for inspection books and records that support and explain all aspects of our commodity futures business.  These records must be maintained in an orderly fashion at our main business.  All required books and records must be kept for five years and readily accessible for the most recent two years.  Additionally, we will have continuing responsibility to have the necessary policies and procedures in place to diligently supervise our employees and agents.  We expect that we will be audited at various times to ensure that we are complying with the foregoing. Given the acquisition of the Wheatley Interests, all US trading operations will occur via the Wheatley website; as such, the Company is not hosting any  trading activities for US clients directly on its website.

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

Governmental concern is focused in two basic areas: that the customer has sufficient trading experience and has sufficient risk capital to engage in active trading.  The Company will require customers to maintain a $500 opening balance to open an account.  We believe the Company's minimum suitability requirements, as well as the extensive user education documentation and tutorials offered on its Web site, are consistent with the rules and regulations concerning active trading.

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

Employees
Darren Dunckel, William Glass,  Stewart Reich and Liat Franco comprise the officers and directors of the Company.  Mr. Dunckel and Ms. Franco are the only employees of the Company.  As of the date of this filing. Triple 8 has 66 employees.

ITEM 1A. RISK FACTORS

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 1A. Risk Factors.  Despite not being a requirement, we consider the following factors to be risks to our continued growth and development:

We will be required to raise additional capital in order to implement significant growth plans.

Our working capital is positive and will allow conducting our business in the next twelve months. In order to achieve substantial presence in the markets we will have to borrow funds from Moshe J. Schnapp’s contacts, and unrelated third parties, and the receipt of proceeds from the sale of our product range.  If adequate funds are not available, we may not be able to fund our expansion, take advantage of acquisition opportunities, develop or enhance products or services, respond to competitive pressures or maintain our public filings. Such inability could have a material adverse effect on our business, results of operations and financial condition.

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

We will have inadequate capital to pay significant additional expenses we expect to incur as a public company and, as a result, we will be required to raise additional capital further diluting investors that participated in prior offerings.

We are a reporting company subject to the requirements of section 15(d) of the Exchange Act.  In order to comply with such reporting requirements, we will incur additional administrative expenses including substantial legal and accounting expenses.  We expect such fees to be approximately $50,000 per year.  As a result, we will be required to raise additional debt or equity financing, of which there is no guarantee that such financing will be available or available on acceptable terms.  To date, Rasel Ltd., a shareholder of the company, has loaned the company $125,000 ($130,547 including interest accrued to year end) and on January 5, 2011, the Company closed private placement memorandum and issued 3,655,635 restricted shares to accredited investors at an aggregate purchase price of $520,000.  If we are required to raise additional funds and if we raise such proceeds in the form of equity, our shareholders will be further diluted.

Our success will be dependent on attracting key and other personnel, particularly in the areas of management, technical services and customer support.

We believe that our success will depend on the continued efforts of Darren Dunckel for the development of our platform. Such experience will be important to the establishment of our business. The loss of Darren Dunckel during this early  stage could disrupt and negatively affect our business and operations.  Our success also depends on having highly trained technical and customer support personnel.

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

We believe that our success, in large part, depends upon our ability to receive and obtain regulatory approval in the major markets around the world. For example, if we are to market our services in the United States, we will be required to obtain the approval of the Commodities Futures Trading Commission and the National Futures Association.  Until we obtain the required registrations from each jurisdiction, we will not be able to generate customers or revenue in such jurisdiction.  As a result, if we do not obtain the required registrations, we will not be able to generate revenues and we will not be able to implement our operations in any meaningful way.

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

Forex is a Nevada corporation. Anti-takeover provisions of Nevada law tend to make it difficult for a third party to acquire control of us, even if a change in control would be beneficial to our shareholders. In addition, our board of directors may issue preferred stock with voting or conversion rights that may have the effect of delaying, deferring or preventing a change of control. Preventing a change of control could adversely affect the market price of Forex common stock and the voting and other rights of holders of Forex common stock.

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

ITEM 2. PROPERTIES

The Company’s headquarters and operations office is located at One Grand Central Place 60 E 42nd Street,
Suite 5310 New York, New York 10165.  The Company contributes to Forex NYC and Wheatley lease payments of $9,500 per month for the space with term ending December 2011.  Future minimum payments of obligations under the commitment to contribute to the operating lease at March 18, 2011 are as follows:

•	Until: December 2011 - $95,000

The Company leases two virtual offices in Las Vegas Nevada and in Dallas, Texas paying about $250 per month for each virtual office.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On December 29, 2010, our common stock began trading on the OTC Bulletin Board under the symbol “FXIT”.   The Company is authorized to issue 400,000,000 of its $0.00001 par value common stock and 20,000,000 shares of its $0.00001 par value preferred stock.  As of December 31, 2010, 63,586,666 shares of common stock were issued and outstanding and zero (0) shares of preferred stock were issued and outstanding.  The Board of Directors reserves the right to issue shares of preferred stock in the future indicating preference or rights as appropriate.

Market Information

Our common stock commenced quotation on the OTCBB and OTCQB under the symbol “FXIT” as of December 9, 2010. The following table sets forth the range of high and low prices per share of our common stock for each period indicated.  As there was no trading in 2009, we have only included data for 2010 and 2011 through March 31, 2011.

Quarters Ended	Mar 31				Jun 30				Sept 30				Dec 31
	High		Low		High		Low		High		Low		High		Low
2011		$0.60	0.18
2010	$	n/a	$	n/a	$	n/a	$	n/a	$	n/a	$	n/a		$0.32		$0.28
2009	$	n/a	$	n/a	$	n/a	$	n/a	$	n/a	$	n/a	$	n/a	$	n/a

Record Holders

The number of holders of record for our common stock as of December 31, 2010 was approximately thirty one (31), and as of the day of this filing about fourty four (44).

Dividends
The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since the Date of Inception.

Securities Authorized for Issuance Under Equity Compensation Plans

We presently do not have equity compensation plans authorized.

Recent Issuances of Unregistered Securities

On July 22, 2009 the Company issued 40,000,000 shares of its $0.00001 par value common stock to Meridad Inc. and 40,000,000 shares of its $0.00001 par value common stock to Rasel Ltd.   These shares were issued at par with no Additional Paid In Capital for a total of $800.

On March 26, 2010 the Company entered into agreement with Island Capital Management, LLC for the purpose of obtaining DTC Corporate Eligibility. The Company paid as a fee $2,000 in cash and 120,000 shares of restricted stock for the purpose of obtaining DTC Eligibility, including but not limited to performing director, officer and control shareholder Background Reviews and Consultation Services with respect to transfer services, including obtaining CUSIP  number(s), documentation formatting and third-party professional consultation services.  The Company received DTC eligibility in December 2010.

On April 23, 2010, the Company entered into an Employment Agreement (the “Agreement”) with Darren Dunckel (“Executive”) whereby the Company will employ Executive as its Chief Executive Officer for a term of two years (the “Term”).  Executive was granted a signing bonus consisting of 4,000,000 shares of common stock of the Company upon signing the Agreement

On July 8, 2010, the Company issued a Convertible Promissory Note to ATL in aggregate principal amounts of $500,000 (the “Forex Note”).  In consideration for the Company issuing the Forex Note, ATL issued the Company a Secured and Collateralized Promissory Note in the principle amount of $400,000 (the “ATL Note”).  Concurrent with the conversion of the Forex Note, ATL must make a payment to the Company reducing a pro rata amount owed to the Company under the ATL Note.  On November 8, 2010, the Company and ATL agreed that various loans in the principal amount of $71,736 (the “Prepaid Amount”) provided by ATL to the Company shall be applied to the ATL Note reducing the principal of the ATL Note by such amount.  Accordingly, upon the initial conversions of the Forex Note, ATL will not be required to make such pro-rata payment reducing the ATL Note until the Prepaid Amount has been exceeded. On or about January 18, 2011 the Company issued 324,234 common shares to ATL to pay the Prepaid Amount, in lieu of cash.

On November 17, 2010, the Company entered into a Share Exchange Agreement - the APH Agreement with APH pursuant to APH agreement the Company agreed to issue 36,000,000 shares of common stock of the Company as well as a 6%  Convertible Note in the principal amount of $1,200,000 due February 15, 2011 (the “APH Note”).  On December 30, 2010, the Company and APH entered into an amendment to the APH Agreement whereby the number of shares to be delivered by the Company was reduced from 36,000,000 to 25,000,000.  Further, on December 30, 2010,  in order to expedite the transaction and avoid further dilution of the existing shareholders, Medirad Inc. and Rasel Ltd., shareholders of the Company, have agreed to return an aggregate of 70,000,000 shares of common stock to the Company for cancellation upon closing of the APH Agreement.  The above transaction closed on December 30, 2010 with an effective date of October 1, 2010.

On December 18, 2010, the Company entered into a Securities Purchase Agreement with Forex NYC pursuant to which the Company acquired twenty percent (20%) of the issued and outstanding equity of Forex NYC (the “FNYC Interest”) on a fully diluted basis.  In consideration for the FNYC Interest, the Company issued and sold to Forex NYC 1,000,000 shares of common stock of the Company. On February 23, 2011, the Company entered into additional Securities Purchase Agreement with Forex NYC, pursuant to which the Company acquired additional thirty percent (30%) of the issued and outstanding membership interest of Forex NYC (the “FNYC Interest”) on a fully diluted basis. In consideration for the additional FNYC Interest, the Company will issue and sold to Forex NYC 675,000 shares of common stock of the Company.

On January 5, 2011, the Company closed private placement memorandum and issued 3,655,635 restricted shares to accredited investors at an aggregate purchase price of $520,000.

On January 17, 2011 the Company issued to Core Consulting Group (“Core”) 700,000 restricted shares as part of the Company consideration under consulting agreement. Core is serving as the Company Investor relations firm

On February 23, 2011, the Company entered into a Securities Purchase Agreement with Wheatley, pursuant to which the Company issued Wheatley 1,125,000 shares of common stock of the Company in consideration of a 50% interest in Wheatley.

On March 28, 2011 the Company approved issuing to William Jordan ("WJ") 10,000 restricted shares as part of the Company consideration under consulting agreement. WJ served as consultant to the Company in connection with referral to third parties.

All the above shares of common stock of the Company were offered and sold by the Company in a securities purchase transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act. The investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

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

On March 7, 2011, Mr. Reich and Mr. Glass each had their agreements with the Company modified to receive restricted shares of common stock of the Company equal to $12,000 divided by the Company’s market price discounted by 25%.
.
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

Issuer Purchases of Equity Securities
The Company did not repurchase any of its securities since inception to date.

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

General Overview

Forex was formed with the express intent of providing online trading services to retail customers giving them access to online foreign currency trading.  We offer online trading services to non US residents, professional and retail clients over a web-based live and real-time proprietary trading system.  The Company currently operates four websites (via its subsidiaries and not including affiliates), the corporate website, www.forex-international-trading.com , and the trading platform, which operates under an affiliate licensing agreement, www.4xint.com.  After the acquisition of interests in both Wheatley and Forex NYC the Company operates both http://forexnewyorkcity.com/ and http://wheatleyassetmanagement.com. All websites are currently under further development and construction and modifications may apply.  The Company is incorporated in the State of Nevada, and its corporate headquarters and principal offices are located in New York, NY.  Forex Sub, the Company’s wholly-owned subsidiary, is incorporated in the State of Israel and maintains only one bank account and one self-trading account on behalf of the Company.

Acquisitions and Divestitures

On December 18, 2010, the Company entered into a Securities Purchase Agreement with Forex NYC pursuant to which the Company acquired twenty percent (20%) of the issued and outstanding equity of FNYC Interest on a fully diluted basis.  In consideration for the FNYC Interest, the Company issued and sold to Forex NYC 1,000,000 shares of common stock of the Company. On February 23, 2011, the Company entered into additional Securities Purchase Agreement with Forex NYC, pursuant to which the Company acquired additional thirty percent (30%) of the issued and outstanding membership interest of FNYC Interest on a fully diluted basis. In consideration for the additional FNYC Interest, the Company will issue and sold to Forex NYC 675,000 shares of common stock of the Company. Forex NYC is a limited liability company organized under the laws of the State of New York with headquarters located at One Grand Central Place. Forex NYC is a based Forex investment training facility.

On November 17, 2010, the Company entered into a Share Exchange Agreement the APH Agreement with APH pursuant to which the Company agreed to acquire 17,924 ordinary shares of Triple.  The securities acquired from APH represent approximately 45% of the issued and outstanding securities of Triple.   Pursuant to the APH Agreement, in consideration  for the securities of Triple, the Company agreed to issue 36,000,000 shares of common stock of the Company as well as a 6%  Convertible Note in the principal amount of $1,200,000 due February 15, 2011 (the “APH Note”).  On December 30, 2010, the Company and APH entered into an amendment to the APH Agreement whereby the number of shares to be delivered by the Company was reduced from 36,000,000 to 25,000,000.  Further, on December 30, 2010,  in order to expedite the transaction and avoid further dilution of the existing shareholders, Medirad Inc. and Rasel Ltd., shareholders of the Company, have agreed to return an aggregate of 70,000,000 shares of common stock to the Company for cancellation upon closing of the APH Agreement.  The above transaction closed on December 30, 2010.

Due to the fact that the transaction with APH closed at yearend, we have shown a consolidated balance sheet in the financial statements, but unconsolidated statements of operating income and cash flow.

On April 5, 2011, the Company and APH, which owns 33,000,000 shares of common stock and a 6% Convertible Debenture in the amount of $1,000,000 (the “APH Note”) entered into an agreement whereby  APH agreed to extend the maturity date of the APH Note from February 15, 2011 to June 30, 2011.  Further, APH agreed that its right to return 16,000,000 shares of common stock to the Company in consideration of 20% of the issued and outstanding securities of Triple is of no force and effect.  In consideration of the above, the Company agreed to return the 33,000,000 shares of common stock held by APH to treasury and issue APH 100,000 shares of Series A Preferred Stock.  The Series A Preferred Stock has a stated value of $100 per share and is convertible into our common stock at a conversion price of $0.30 per share representing 33,333,333 shares of common stock.  Further, the Series A Preferred Stock votes on an as converted basis multiplied by three and carries standard anti-dilution rights.

On April 5, 2011, the Company and Mladen Poropat, a shareholder of the Company, entered into an agreement whereby the parties agreed to convert the $200,000 6% Convertible Debenture, which was in default and was assigned by APH to Mr. Poropat, into 2,500,000 shares of common stock.

On February 23, 2011, the Company entered into a Securities Purchase Agreement with Wheatley pursuant to which the Company acquired fifty percent (50%) of the Wheatley Interest on a fully diluted basis. In consideration for the Wheatley Interest, the Company will issue and sell to Wheatley 1,125,000 shares of common stock of the Company. Wheatley is a limited liability company organized under the laws of the State of New York with headquarters located at One Grand Central Place. Wheatley is an NFA Registered Introducing Broker (IB), Forex Firm and Commodity Trading Adviser (CTA).

2010 and 2009 Results of Operations:

Due to the commencement of our business during this year, the consolidated statements of operations for the years ended December 31, 2010 and July 31 2009 are not comparable. This section of the report should be read together with Notes of the Company’s restated consolidated financials as well as the disclosures in this filling.

The consolidated statements of operations for the years ended December 31, 2010 and July 31, 2009 are compared (subject to the above description) in the sections below:

Revenues
The following table summarizes our revenues for the year ended December 31, 2010 and July 31, 2009:

Year ended December 31 and July 31, respectively	2010	2009
Total revenues	$148,281	$68,916

The increase in revenues is attributed to the commencement of our trading platform in May 2010 for clients outside the US.

The following table summarizes our cost of revenues for the year ended December 31, 2010 and July 31, 2009:

Year ended December 31 and July 31, respectively	2010	2009
Total cost of revenues	$0	$0

Operating Expenses
The following table summarizes our operating expenses for the year ended December 31, 2010 and July 31, 2009:

Year ended December 31 and July 31, respectively	2010	2009
Total operating expenses	$539,827	$236,313

The increase in operating expenses is attributed to the commencement of our trading platform in May 2010 for clients outside the US.

Net interest income (expense)
The following table summarizes our net interest income for the year ended December 31, 2010 and July 31, 2009:

Year ended December 31 and July 31, respectively	2010		2009
Interest income	$	---	$3,025
Interest expense		$(48,108)	$(40,932)
Net interest expense		$(48,108)	$(37,907)

The increase in interest expense is attributed to the issuance of notes payable to finance operations in 2010.  In 2009 we did not have any operations, and as such we did not accrue any interest expenses or income.

Liquidity and Capital Resources

As of December 31, 2010, our cash, cash equivalents were $3,078,339 (at December 31, 2009, our cash and cash equivalents were $307), an increase of approximately $3,078,007 from December 31, 2009 to December 31, 2010. The increase in our cash and cash equivalents is primarily the result of our private placements of restricted stock, and the acquisition of approximately 45% of Triple yearend.  In our financial statements included herein, we have consolidated the balance sheet of Triple with our balance sheet, but because the acquisition occurred at year end, we have not consolidated the statement of cash flow and statement of operating income.

Cash flow used by operating activities for the year ended December 31, 2010 was $355,157, and cash flow used by operating activities in 2009 was $97,046.  In 2010, the Company had an operating platform, whereas in 2009, Company activities were limited to production of financial statements and legal fees in connection with our public offering.  Cash flow used by investing activities for the year ended December 31, 2010 was $24,442,639, and cash flow used by investing activities in 2009 was $58,152.  Cash from used by investing activities in 2010 includes an adjustment to reflect the cash from the acquisition of a subsidiary.  Cash provided by financing activities in the year ended December 31, 2010 was $27,875,828, and cash flow provided by financing activities was $240,291 for the year ended July 31, 2009. During 2010, FXIT completed restricted registered offering of common stock to accredited investors, raising $200,000, and issued advances on equity in the amount of $520,000 for a private placement that was completed shortly after yearend.  In 2009, FXIT completed a private placement of 80MM shares to Rasel and Medirad, respectively, in the aggregate amount of $800.

Our future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our products, competing technological and market developments, and the development of strategic alliances for the development and marketing of our products.  Our Company intends to try to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. On October 6, 2009, October 20, 2009 and January 29, 2010, Rasel Ltd., a shareholder of our company, loaned $25,000, $50,000 and $50,000, respectively, to our company.   .

We expect to use the proceeds to fund our short-term capital requirements including paying administrative expenses associated with maintaining our public company’s filings for the next 12 months.    In order to implement our business plan and pay various administrative expenses on a minimal basis for 12 months, we expect that we will need approximately a minimum of $50,000 per month.   We expect to be able to remain in operation for a period of 12 months with cash on hand.  In the event Forex's plans change or its assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, and problems or otherwise), Forex could be required to obtain additional funds earlier than expected.  Forex does  have  committed sources of additional financing, though there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale-back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products, or potential markets. If adequate funds are not available, Forex's business, financial condition, and results of operations will be materially and adversely affected.

Until required for operations, Forex's policy will be to invest its cash reserves in bank deposits or deploy its cash in short term loans.  Forex expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors, most of which are outside Forex's control.

Debt Financing Arrangements

Rasel, LTD - Affiliated Party (During 2010)
On October 6, 2009 the Company signed a Note Payable for $25,000 payable to Rasel due on October 6, 2010 at 4% per annum.   The proceeds were used to pay for half of an existing Accounts Payable to Stephen Fleming for legal fees incurred at the Company’s inception.

On October 20, 2009 the Company signed a Note Payable for $50,000 payable to Rasel due on October 20, 2010 at 4% per annum.   These proceeds were used to pay for startup costs, audit fees and future expenses.

On January 22, 2010 the Company signed a Note Payable for $50,000 payable to Rasel due on October 30, 2011 at 4% per annum.   These proceeds will be used for working capital and future expenses.

On January 22, 2010 the Company signed an amendment to extend the maturity date of the Promissory Notes in the amount of $50,000 and $25,000 dated October 6, 2009 and October 20, 2009, respectively, to October 30, 2011.

On March 2, 2011 the Company and Rasel agreed to extend the maturity of all notes to December 31, 2012 in consideration of adding a conversion feature to said note with either a 5% discount to the market price or a fixed price of $0.60. Said extension of maturity was agreed to be effective as of December 30, 2010,

The accrued balance of the notes including interest as of December 31, 2010 is $130,547.

A.T. Limited – Convertible Note and Accrued Interest
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

On November 8, 2010, the Company and ATL agreed that various loans in the principal amount of $71,736 (the “Prepaid Amount”) provided by ATL to the Company shall be applied to the ATL Note reducing the principal of the ATL Note by such amount.  Accordingly, upon the initial conversions of the Forex Note, ATL will not be required to make such pro-rata payment reducing the ATL Note until the Prepaid Amount has been exceeded. On or about January 18, 2011 the Company issued 324,234 common shares to ATL to settle the Prepaid Amount in lieu of cash.

The Forex Note was offered and sold to ATL in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. ATL is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

The accrued balance of the Forex note including interest as of December 31, 2010 is $524,110.

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

Costs of Debt Discount are amortized over the life of the note that was discounted, typically two years.

Variable Interest Entities
The Company is required to consolidate variable interest entities (“VIE's”), where it is the entity’s primary beneficiary. VIE's are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The primary beneficiary is the party that has exposure to a majority of the expected losses and/or expected residual returns of the VIE.  For the year ended December 31, 2010, the balance sheets and results of operations of FOREX INTERNATIONAL TRADING CORP M.S. LTD, (our wholly owned subsidiary, which is not active in operation and serving as our agent), were consolidated into these financial statements.  The results of operations of Triple and its subsidiary were not consolidated, because the transaction occurred at yearend; only Triple balance sheet was consolidated.

On November 17, 2010, Company, entered into the APH Agreement with APH pursuant to which the Company agreed to acquire 17,924 ordinary shares of Triple.  The securities acquired from APH represent approximately 45% of the issued and outstanding securities of Triple.   Pursuant to the APH Agreement, in consideration  for the securities of Triple, the Company agreed to issue 36,000,000 shares of common stock of the Company as well as a 6%  Convertible Note in the principal amount of $1,200,000 due February 15, 2011 (the “APH Note”).  On December 30, 2010, the Company and APH entered into an amendment to the APH Agreement whereby the number of shares to be delivered by the Company was reduced from 36,000,000 to 25,000,000.  Further, on December 30, 2010,  in order to expedite the transaction and avoid further dilution of the existing shareholders, Medirad Inc. and Rasel Ltd., shareholders of the Company, have agreed to return an aggregate of 70,000,000 shares of common stock to the Company for cancellation upon closing of the APH Agreement.  The above transaction closed on December 30, 2010. Due to the Company default on the APH Note, the parties entered a settlement agreement which is summarized below:

On April 5, 2011, the Company and APH, which currently owns 33,000,000 shares of common stock and a 6% Convertible Debenture in the amount of $1,000,000 (the “APH Note”) entered into an agreement whereby  APH agreed to extend the maturity date of the APH Note from February 15, 2011 to June 30, 2011.  Further, APH agreed that its right to return 16,000,000 shares of common stock to the Company in consideration of 20% of the issued and outstanding securities of Triple is of no force and effect.  In consideration of the above, the Company agreed to return the 33,000,000 shares of common stock held by APH to treasury and issue APH 100,000 shares of Series A Preferred Stock.  The Series A Preferred Stock has a stated value of $100 per share and is convertible into our common stock at a conversion price of $0.30 per share representing 33,333,333 shares of common stock.  Further, the Series A Preferred Stock votes on an as converted basis multiplied by three and carries standard anti-dilution rights.

On April 5, 2011, the Company and Mladen Poropat, a shareholder of the Company, entered into an agreement whereby the parties agreed to convert the $200,000 6% Convertible Debenture, which was in default and was assigned by APH to Mr. Poropat, into 2,500,000 shares of common stock.

Although the Company acquired approximately 45% of Triple, the Company determined that Triple was a VIE, and that the Company was the primary beneficiary of the VIE’s residual gains and losses, because it gained de-facto control of the Company’s operations through the appointment of one of its employees as the sole director of the VIE.  The Company therefore elected to consolidate Triple’s balance sheet only in the financials herein.

Loss per Share
Net loss per share is provided in accordance with ASC Codification Topic 260 Section S99-1 and Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  The Company had no dilutive common stock equivalents, such as stock options or warrants as of the date of these financials.

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

Foreign currency translation
The Company considers the United States Dollar (“US Dollar” or "$") to be the functional currency of the Company and its subsidiary. The reporting currency of the Company is the US Dollar and accordingly, all amounts included in the consolidated financial statements have been presented or translated into US Dollars. For non-US subsidiaries that do not utilize the US Dollar as its functional currency, assets and liabilities are translated to US Dollars at period-end exchange rates, and income and expense items are translated at weighted-average rates of exchange prevailing during the period. Translation adjustments are recorded in “Accumulated other comprehensive income” within stockholders’ equity. Foreign currency transaction gains and losses are included in the consolidated results of operations for the periods presented.

Fair value of financial instruments
SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of certain financial instruments. The carrying value of financial instruments, which include cash and cash equivalents, loans payable, customer deposits and accrued expenses, approximate their fair values due to the short-term nature of these financial instruments. The carrying value of the Company’s note receivable approximates its fair value based on management’s best estimate of future cash collections.

Comprehensive Income
SFAS No. 130, Reporting Comprehensive Income, requires a full set of general-purpose financial statements to be expanded to include the reporting of comprehensive income. Comprehensive income is comprised of two components, net income and other comprehensive income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non owner sources. As of December 31, 2010 foreign currency translation adjustments were the only items of other comprehensive income for the Company.

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

Year End
On October 18, 2010, the Board of Directors of the Company approved a change in the Company's fiscal year of July 31 to December 31 (the “Fiscal Year Change”).   The Company filed a transition report on Form 10-K covering the transition period of August 1, 2010 through December 31, 2010 (the “Transition Period”).  The Company also filed its Form 10-Q for the nine months ended September 30, 2010 accordingly.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 appears at Page F-1, which appears after the signature page to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change or disagreements with accountants during the previous two fiscal years.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the applicable period to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective for the reporting period ending December 31, 2010.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. This assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that as of December 31, 2010 the Company’s internal control over financial reporting was effective based on those criteria.

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

ITEM 9A(T). CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE.

Below are the names and certain information regarding our executive officers and directors:

Name	Age	Position with the Company

Darren Dunckel	43	Chief Executive Officer, President, Treasurer and Director
William Glass	40	Director
Liat Franco	36	Secretary
Stewart Reich	67	Chairman & Director

Mosche Schnapp, a former officer and director, and Anita Atias, a former director, resigned during the year ended December 31, 2010.

Set forth below is a biographical description of each of our directors and senior executive officers based on information supplied by each of them.

Mr. Schnapp resigned from the board on or around October 18, 2010 to pursue other opportunities, but still provides assistance to the Company through his network of contacts.

Darren Dunckel - Mr. Dunckel has served as the Company’s Chief Executive Officer since April 23, 2010.  In addition, Mr. Dunckel is also a member of the Board of Directors of the Company.  From 2005 to the present, Mr. Dunckel has served as the President of several privately owned companies. As President, he oversees management of real estate acquisitions and development and sales in the United States and overseas.  Since 2004, Mr. Dunckel has served as the President of My Daily Corporation, managing the operations of this financial services company.  From 2002 through 2004, Mr. Dunckel was Vice President, Regional Director for the Newport Group managing the territory for financial and consulting services. From 2000 to 2002, Mr. Dunckel was Vice President, Regional Director for New York Life Investment Management consulting with financial advisors and corporations with respect to investments and financial services.  Mr. Dunckel was appointed on September 17, 2007 to the Board of Directors as a director of Emvelco Corp., a publicly traded company (f/k/a Vortex Resources Corp).  Mr. Dunckel resigned from Emvelco Corp board on April 2009 to pursue other opportunities.

William Glass - Mr. Glass was appointed to the Board of Directors of the Company on August 5, 2010.  From 2008 to present, Mr. Glass is presently employed by Gemini Energy. In additional, since 2004, Mr. Glass serves as a member of the Board of Directors and as a consultant to Platinum Energy Resources (Pinksheets: PGRI).  From 2000 to 2003, Mr. Glass served as Vice President of Gas Operations and Manager of Natural Gas Trading for Mieco Inc. in Houston, Texas.  From 1996 to 2000, Mr. Glass worked as an energy trader at the Atlanta, Georgia based Southern Company Energy Marketing.  Mr. Glass also has a Bachelors of Business Administration in both Finance and Accounting from Texas A&M University.

Stewart Reich - Mr. Reich was appointed to the Board of Directors of the Company on July 29, 2010.  Mr. Reich was a member of the Board of Directors of Yasheng Eco-Trade Corporation from June 2004 until June 2010, was CEO and President of Golden Telecom Inc., Russia’s largest alternative voice and data service provider as well as its largest ISP, since 1997. In September 1992, Mr. Reich was employed as Chief Financial Officer at UTEL (Ukraine Telecommunications), of which he was appointed President in November 1992. Prior to that, Mr. Reich held various positions at a number of subsidiaries of AT&T Corp. Mr. Reich will serve as Chairman of the Company’s Board of Directors.

Liat Franco - On January 18, 2011, Mrs. L. Franco was appointed by the Company to serve as the Secretary of the Company.  Mrs. Franco will replace Mr. Darren Dunckel, the Company's Chief Executive Officer, who acted as the Company Secretary.  Mr. Dunckel will continue to serve as a director as well as Chief Executive Officer, President, Chief Financial Officer and Treasurer of the Company. Mrs. Franco graduated with a B.A. Magna Cum Laude from the University of California at Los Angeles and holds a J.D. from the UCLA School of Law in California where she specialized in corporate law, which she received in 2003.  Prior to joining the Company, Mrs. Franco served as a Security Officer for foreign consulate in Beverly Hills, California, from 2003 until 2009.  From 2009 to the present Mrs. Franco has served as a lecturer on contract law and evidence law at foreign college. On March 4, 2011, the Company entered into an Employment Agreement (the “Employment Agreement”) with Liat Franco whereby the Company will employ Ms. Franco as its Secretary for a term of one year (the “Term”).  Ms. Franco does not have any family relationship with any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.

Our directors are elected for a term of one year or until their successors are elected and qualified.

Family Relationships

There are no family relationships among our directors and executive officers. There is no arrangement or understanding between or among our executive officers and directors pursuant to which any director or officer was or is to be selected as a director or officer.

Involvement in Certain legal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers has:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

•
Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

CORPORATE GOVERNANCE

Committees

We intend to appoint an audit committee. Accordingly, we will designate a director as an "audit committee financial expert", as that term is defined in the rules of the Securities and Exchange Commission, at such time.

The Board of Directors does not have a standing nominating committee. Nominations for election to the Board of Directors may be made by the Board of Directors or by any shareholder entitled to vote for the election of directors in accordance with our bylaws and Nevada law.

Meetings may be held from time to time to consider matters for which approval of our Board of Directors is desirable or is required by law.

Agreements with Officers and Directors

On April 23, 2010, the Company entered into the Dunckel Agreement with Darren Dunckel (“Dunckel”) whereby the Company will employ Dunckel as its Chief Executive Officer for a term of two years (the “Term”).   For his services during the Term as Chief Executive Officer, the Company will pay Dunckel a salary of $120,000 to be paid on a monthly basis at a rate of $10,000 per month.  Dunckel was also granted a signing bonus consisting of 4,000,000 shares of common stock of the Company upon signing the Dunckel Agreement.  Additionally, if the Company generates net income of at least $1,000,000 during any fiscal year during the Term, the Company will pay Dunckel an annual bonus in the amount of $100,000.  Dunckel will also receive during the Term such medical, health and disability insurance as the Company provides to its executive officers, two weeks of vacation in each calendar year and eligibility to participate in such pension, profit-sharing, retirement and other benefits as are available to executive officers of the Company.

On July 29, 2010, Anita Atias and Stewart Reich were elected as members of the Board of Directors of the Company.  On August 5, 2010, Mr. William Glass was elected as a member of the Board of Directors.  Mr. Reich and Mr. Glass will each receive on an annual basis at the commencement of each term shares of common stock of the Company registered on a Form S-8 Registration Statement equal to $6,000 divided by the Company’s market price discounted by 25%.  Mrs. Atias has since resigned from the Board due to a conflict of interest. On March 4, 2011, the Company amended the Director Agreements by and between the Company and William Glass and Stewart Reich whereby Mr. Glass and Mr. Reich will each receive shares of common stock of the Company equal to $12,000 divided by the Company’s market price discounted by 25% on an annual basis.  The shares of common stock will be restricted as required under the Securities Act of 1933, as amended.

On January 18, 2011, Mrs. L. Franco was appointed by the Company to serve as the Secretary of the Company.  For her services during the Term as Secretary, the Company will issue Ms. Franco 15,000 shares of common stock of the Company, which will have a restrictive legend under the Securities Act of 1933, as amended.  In the event that the Term of the Employment Agreement is extended, then the number of shares of common stock will be determined by dividing $6,000 by the market price on the first trading day of the Term.

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
We have adopted a Code of Ethics that applies to all officers, directors and employees. The Company will provide to any person without charge a copy of such code of ethics upon written request to the Company at its registered offices.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth all compensation paid in respect of our Chief Executive Officer and our most highly compensated three executive officers (collectively, the "Named Executive Officers") for the year ended December 31, 2010 only as the Company did not pay any compensation during the year ended July 31, 2009.

Summary Compensation Table

Name and		Salary	Bonus	Restricted Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	( $)	($)	($)

Moshe J. Schnapp CEO(1)	2010	28,286	0	0	0	0	0	0	0

Darren Dunckel CEO	2010	88,459		40,000	0	0	0	0	0

(1)	Resigned as an executive officer and director in 2010.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole officer and director other than as described herein.

Director Compensation
Pursuant to the employment agreement between the Company and Dunckel, the Company will pay Mr. Dunckel a salary of $120,000 to be paid on a monthly basis at a rate of $10,000 per month.  Mr. Dunckel was also granted a signing bonus consisting of 4,000,000 shares of common stock of the Company upon signing the agreement.  Additionally, if the Company generates net income of at least $1,000,000 during any fiscal year during the Term, the Company will pay Mr. Dunckel an annual bonus in the amount of $100,000.

Pursuant to the respective employment agreements between the Company and each director,  Mr. Reich, and Mr. Glass will each receive shares of common stock of the Company equal to $12,000 divided by the Company’s market price discounted by 25% on an annual basis.  The shares of common stock will be restricted as required under the Securities Act of 1933, as amended.

For services during the Term as Secretary, the Company will issue Ms. Franco 15,000 shares of common stock of the Company, which will have a restrictive legend under the Securities Act of 1933, as amended.  In the event that the Term of the Employment Agreement is extended, then the number of shares of common stock will be determined by dividing $6,000 by the market price on the first trading day of the Term.

On December 29, 2010, Mrs. Atias resigned as a director of the Company due to a potential conflict of interest.  Ms. Atias is currently the Operations Manager for Online Trading Academy, and the Company operates in a similar industry. Ms. Atias was not compensated by the Company for her services.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Stock Options ($)	Non-equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Darren Dunckel	88,458.36	4,000,000	0	0	0	0	4,088,458.36
William Glass	0	0	0	0	0	0
Stewart Reich	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards outstanding at December 31, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our company's common stock as of April 5, 2011, as to

•	each person known to beneficially own more than 5% of the Company's common stock

•	each of our directors

•	each executive officer

•	all directors and officers as a group

Unless otherwise indicated, each of the stockholders can be reached at our principal executive offices located at  One Grand Central Place, 60 E 42nd Street, Suite 5310, New York, New York 10165.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock (1)
Darren Dunckel (2)	4,000,000	11.66%
Stewart Reich (2)	0	*
William Glass (2)	0	*
Liat Franco (2)	0	*
AP Holdings Limited (4)	38,333,333	52.77%
Medirad, Inc. (3)	700,000	2.04%
HAM Group Limited(5)	7,000,000	20.40%
Mladen Poropot	2,500,000	7.29%

Total Officers and Directors (4 persons)	4,000,000	11.66%

* less than 1%,

(1) Beneficial ownership is determined in accordance with the Rule 13d-3(d)(1) of the Exchange Act, as amended and generally includes voting or investment power with respect to securities. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table. The above is based on 34,309,865 shares of common stock outstanding as of April 5, 2011.

(2) Officer and/or director of the Company.

(3) Sean Schnapp, the sole executive officer and director of Medirad, Inc., has voting and dispositive control over the shares held by Medirad, Inc.

(4) AP Holdings Limited beneficially owns 38,333,333 common shares which represents 33,333,333 shares of common stock issuable upon conversion of the Series A Preferred Stock and 5,000,000 shares of common stock issuable upon conversion of the 6% Convertible Debenture.   Shalom Atia, the sole executive officer and director of AP Holdings Limited, has voting and dispositive control over the shares held by AP Holdings Limited.

(5) H.A.M. Group Limited (“HAM”) beneficially owns 7,000,000 common shares which represents 4,000,000 shares of common stock issuable upon conversion of the Series A Preferred Stock and 3,000,000 shares of common stock issuable upon conversion of the 6% Convertible Debenture.   Moshe Har Adir, the sole executive officer and director of HAM, has voting and dispositive control over the shares held by HAM.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On April 23, 2010, the Company entered into the Dunckel Agreement with Dunckel whereby the Company will employ Dunckel as its Chief Executive Officer for a term of two years (the “Term”).   For his services during the Term as Chief Executive Officer, the Company will pay Dunckel a salary of $120,000 to be paid on a monthly basis at a rate of $10,000 per month.  Dunckel was also granted a signing bonus consisting of 4,000,000 shares of common stock of the Company upon signing the Dunckel Agreement.  Additionally, if the Company generates net income of at least $1,000,000 during any fiscal year during the Term, the Company will pay Dunckel an annual bonus in the amount of $100,000.  Dunckel will also receive during the Term such medical, health and disability insurance as the Company provides to its executive officers, two weeks of vacation in each calendar year and eligibility to participate in such pension, profit-sharing, retirement and other benefits as are available to executive officers of the Company.

On July 29, 2010, Anita Atias and Stewart Reich were elected as members of the Board of Directors of the Company.  On August 5, 2010, Mr. William Glass was elected as a member of the Board of Directors.  Mr. Reich and Mr. Glass will each receive on an annual basis at the commencement of each term shares of common stock of the Company registered on a Form S-8 Registration Statement equal to $6,000 divided by the Company’s market price discounted by 25%.  Mrs. Atias has since resigned from the Board due to a conflict of interest. On March 4, 2011, the Company amended the Director Agreements by and between the Company and William Glass and Stewart Reich whereby Mr. Glass and Mr. Reich will each receive shares of common stock of the Company equal to $12,000 divided by the Company’s market price discounted by 25% on an annual basis.  The shares of common stock will be restricted as required under the Securities Act of 1933, as amended.

On January 18, 2011, Mrs. L. Franco was appointed by the Company to serve as the Secretary of the Company.  For her services during the Term as Secretary, the Company will issue Ms. Franco 15,000 shares of common stock of the Company, which will have a restrictive legend under the Securities Act of 1933, as amended.  In the event that the Term of the Employment Agreement is extended, then the number of shares of common stock will be determined by dividing $6,000 by the market price on the first trading day of the Term.

Rasel, LTD - Affiliated Party (During 2010)

On October 6, 2009 the Company signed a Note Payable for $25,000 payable to RASEL, LTD (“Rasel”) (an affiliated entity) due on October 6, 2010 at 4% per annum.   The proceeds were used to pay for half of an existing Accounts Payable to Stephen Fleming for legal fees incurred at the Company’s inception. On October 20, 2009 the Company signed a Note Payable for $50,000 payable to Rasel (a Company Shareholder) due on October 20, 2010 at 4% per annum.   These proceeds were used to pay for startup costs, audit fees and future expenses. On January 22, 2010 the Company signed a Note Payable for $50,000 payable to Rasel (a Company Shareholder) due on October 30, 2011 at 4% per annum.   These proceeds will be used for working capital and future expenses. On January 22, 2010 the Company signed an amendment to extend the maturity date of the Promissory Notes in the amount of $50,000 and $25,000 dated October 6, 2009 and October 20, 2009, respectively, to October 30, 2011. On March 2, 2011 the Company and Rasel agreed to extend the maturity of all notes to December 31, 2012 in consideration of adding a conversion feature to said note with either a 5% discount to the market price or a fixed price of $0.60. Said extension of maturity was agreed to be effective as of December 30, 2010, The accrued balance of the notes including interest as of December 31, 2010 is $130,547.

Procedures for Approval of Related Party Transactions

Our Board of Directors is charged with reviewing and approving all potential related party transactions.  All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

Board of Directors has determined that Mr. Reich and Mr. Glass  are each independent directors as of December 31, 2010 based on the definition of independence in the listing standards of the Nasdaq Corporate Governance Rules.  The Board of Directors are currently evaluating committee charters with the goal of establishing a Compensation Committee, a Governance and Nominating Committee and an Audit Committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We have engaged Eugene M. Edgeberg, CPA as our auditor for the fiscal year ended December 31, 2010 and 2009.

Audit Fees. The aggregate fees accrued for  professional services rendered for the audit of our annual financial statements for the years ended December 31, 2010 and 2009 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during these fiscal years were $10,000 for 2010 and $2,500 for 2009.

The audit fees incurred in 2010 are not comparable to other periods, because the Company a) restated their financials during the year due to the incorrect classification of certain startup-related expenses in 2009, among other items, and b) the Company changed their fiscal year in 2010 to end on December 31, 2010 from July 31, 2010.

Tax Fees. We did not incur fees to auditors for tax advice and tax compliance services during the fiscal years ended July 31, 2010 and 2009, respectively.

The Company board has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1	Certificate of Incorporation of Forex International Trading Corp. (6)

3.2	Bylaws of Forex International Trading Corp. (6)

3.3	Certificate of Designation for Series A Preferred Stock

4.1	Convertible Promissory Note issued by the Company to A.T. Limited dated July 8, 2010 (3)

4.2	Secured and Collateralized Promissory Note issued by A.T. Limited to the Company dated July 8, 2010 (3)

4.3	Collateral and Security Agreement by and between Forex International Trading Group and A.T. Limited dated July 7, 2010 (3)

4.4	Promissory Note issued to Rasel Ltd. Dated October 6, 2009(7)

4.5	Promissory Note issued to Rasel Ltd. Dated October 20, 2009 (7)

4.6	Letter Agreement between Rasel Ltd. and Forex International Trading Corp. dated January 22, 2011 (8)

4.7	Letter Agreement by and between Forex International Trading Group and A.T. Limited dated November 8, 2010(9)

4.8	6% Convertible Note issued to AP Holdings Limited (11)

4.9	6% Convertible Debenture issued to HAM Group Limited dated April 5, 2011

10.1	Software Licensing Agreement dated April 12, 2010, by and between Forex International Trading Corp and Triple 8 Limited (1)

10.2	Employment Agreement dated April 23, 2010, by and between Forex International Trading Corp and Darren Dunckel (2)

10.3	Letter Agreement by and between Forex International Trading Corp. and Anita Atias, dated July 29, 2010 (4)

10.4	Letter Agreement by and between Forex International Trading Corp. and Stewart Reich, dated July 29, 2010 (4)

10.5	Letter Agreement by and between Forex International Trading Corp. and Mr. William Glass, dated August 6, 2010 (5)

10.6	Share Exchange Agreement by and between Forex International Trading Corp. and AP Holdings Limited (10)

10.7	Letter Agreement by and between Forex International Trading Corp., AP Holdings Limited, Medirad Inc. and Rasel Ltd. (11)

10.8	Form of Securities Purchase Agreement by and between Forex International Trading Corp. and Forex New York City, LLC (12)

10.9	Form of Securities Purchase Agreement by and between Forex International Trading Corp. And Wheatley Asset Management , LLC(12)

10.10	Letter Amendment by and between Forex International Trading Corp. and William Glass, dated March 4, 2011 (13)

10.11	Letter Amendment by and between Forex International Trading Corp. and Stewart Reich, dated March 4, 2011 (13)

10.12	Employment Agreement by and between Forex International Trading Corp. and Liat Franco, dated March 7, 2011 (13)

10.13	Agreement between Forex International Trading Corp. and AP Holdings Limited dated April 5, 2011

10.14	Conversion Agreement between Mladen Poropat and Forex International Trading Corp. dated April 5, 2011

10.15	Share Exchange Agreement between Forex International Trading Corp. and HAM Group Limited dated April 5, 2011

21.1	List of Subsidiaries

31.1	Certification of Chief Executive and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Form of Securities Purchase Agreement by and between Forex International Trading Corp. and Forex New York City, LLC (10)

(1)           Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2010
(2)           Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 28, 2010
(3)           Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 13, 2010
(4)           Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 3, 2010
(5)           Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 9, 2010
(6)           Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 9, 2009.
(7)           Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on November 2, 2009.
(8)           Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on January 29, 2010.
(9)           Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 22, 2010
(10)         Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 17, 2010
(11)         Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2011
(12)         Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 2, 2011
(13)         Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 9, 2011

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

FOREX INTERNATIONAL TRADING CORP. (Registrant)

Date: April 5, 2011	By:	/s/ Darren Dunckel
Darren Dunckel
Chief Executive Officer, President,
Chief Financial Officer and Treasurer
(Principal Financial Accounting and
Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/Darren Dunckel	Darren Dunckel	Director	April 5, 2011

/s/William Glass	William Glass	Director	April 5, 2011

/s/Liat Franco	Liat Franco	Secretary	April 5, 2011

/s/ Stewart Reich	Stewart Reich	Director	April 5, 2011

FOREX INTERNATIONAL TRADING CORP.

CONSOLIDATED AUDITED FINANCIAL STATEMENTS

For the Year Ended December 31, 2010

FOREX INTERNATIONAL TRADING CORP.

TABLE OF CONTENTS

INDEPENDENT AUDITORS REPORT	F-2

CONSOLIDATED AUDITED BALANCE SHEET	F-3

CONSOLIDATED AUDITED STATEMENT OF OPERATIONS	F-4

CONSOLIDATED AUDITED STATEMENT OF CASH FLOWS	F-6

CONSOLIDATED AUDITED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY	F-5

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS	F-7 - F-22

EUGENE M EGEBERG
CERTIFIED PUBLIC ACCOUNTANT
2400 BOSTON STREET, SUITE 102
BALTIMORE, MARYLAND  21224
Telephone (410) 218-1711 Fax (410) 522-5889

To the Board of Directors and Stockholders
Forex International Trading Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Forex International Trading Corp., and its Wholly owned Subsidiaries (collectively, the "Company") as of December 31, 2010 and as of July 31, 2009, and the related consolidated statements of operations, stockholders' equity,  and cash flows for each of the two years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

On December 30, 2010, the Company acquired approximately 45% of Triple 8 Limited, a foreign company which was audited separately and by another firm.  Those numbers have been consolidated with the Company’s Balance Sheet, because we have determined that the Company is the main beneficiary of the Variable Interest Entity, but its Statement of Cash Flow and Statement of Operating Income have not been consolidated into these financial statements, due to the fact that the transaction closed at year-end.  We were not engaged to express an opinion on Triple 8 Limited’s financial statement.  No such opinion is expressed by us herein.

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company. as of December 31, 2010 and as of July 31, 2009 and the   results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America

Baltimore, Maryland, March 29, 2011

Eugene M Egeberg

Certified Public Accountant

FOREX INTERNATIONAL TRADING CORP.
CONSOLIDATED BALANCE SHEET
[Missing Graphic Reference]

	Consolidated
	December 31, 2010	July 31, 2010	December 31, 2009
	AUDITED	AUDITED	UNAUDITED
Current Assets
Cash and cash equivalents	3,078,339	85,893	307
Secured Note and Debt Discount	473,146	453,025	-
Prepaid Expenses and Accounts Receivable	188,075	4,207	-
Total Current Assets	3,739,561	543,125	307

Fixed Assets
Property and Equipment, Net	1,442,222	55,124	-
Goodwill	26,594,710	-	-
Other Assets	346,755	226,962	50,625
TOTAL ASSETS	32,123,247	825,211	50,932

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and Accrued Liabilities	3,416,480	154,412	25,700
Note Payable to APH with Accrued Interest	1,208,800
Total Current Liabilities	4,625,280	154,412	25,700

Minority Interest	497,361	-	-

Long term Liabilities
Convertible Note & Accrued Interest	654,658	631,603	-
Other long-term liabilities	75,000	-	75,129
Total Long term Liabilities	729,658	631,603	75,129

Commitments and Contingencies	-	-	-
TOTAL LIABILITIES	5,852,298	786,015	100,829

Stockholders' Deficit:
Common Stock - $0.00001 par value - 400,000,000
shares authorized, 63,586,666 issued and
outstanding as of 12/31/10; 104,120,000 issued and	636	1,041	800
outstanding as of 7/31/10
Additional Paid-In Capital	26,760,664	240,959	-
Accumulated deficit	(490,351)	(202,804)	(50,697)
TOTAL STOCKHOLDERS DEFICIT	26,270,949	39,196	(49,897)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	32,123,247	825,211	50,932

		-	-

The accompanying notes are an integral part of these financial statements.

FOREX INTERNATIONAL TRADING CORP.
CONSOLIDATED AUDITED STATEMENT OF INCOME AND EXPENSES
(Does not include operating results of Triple 8 Limited)

	Year Ended	Year Ended	Year Ended
	December 31, 2010	July 31, 2010	July 31, 2009
	AUDITED	AUDITED	AUDITED
Revenue
Net gain from foreign currency future operations	128,281	39,416	-
Consulting & Services	20,000	29,500	5000
Total Revenue	148,281	68,916	5,000
Cost of Revenue	-	-	-
Gross Profit	148,281	68,916	5,000

Operating Expenses
Salaries	177,208	100,094	-
Rent & Office	116,473	13,229	-
Marketing expenses	11,100	-	-
Professional Fees	73,067	74,048	2,500
Filing Fees	30,011	25,456	-
Depreciation & Amortization	105,458	6,178	-
Travel	25,510	13,745	-
Other Expenses	1,000	3,563	-
Total Operating Expenses	539,827	236,313	2,500

Net Profit (Loss) from Operations	(391,546)	(167,397)	2,500
Interest Income	-	3,025	-
Interest expense	(48,108)	(40,932)	-
Interest Expense, net	(48,108)	(37,907)	-
Pretax Income (Loss)	(439,654)	(205,304)	2,500
Income Taxes	-	-	-
Net Profit (Loss) after Taxes	(439,654)	(205,304)	2,500
Weighted average number of common shares outstanding
Basic	95,827,580	104,120,000	80,000,000
Diluted	95,827,580	104,120,000	80,000,000
Net Loss per share - basic	(0.00459)	(0.00197)	0.00003
Net Loss per share - fully diluted	(0.00459)	(0.00197)	0.00003

The accompanying notes are an integral part of these financial statements.

FOREX INTERNATIONAL TRADING CORP.
CONSOLIDATED AUDITED CHANGES IN STOCKHOLDERS' EQUITY
(Does not include the equity of Triple 8 Limited)

		Common	Additional	Retained
	Shares	Stock	Paid In Capital	Earning (Deficit)	Total
Balance at July 22, 2009	-	-	-	-	-

Stock Issued	80,000,000	800	-	-	800
Net Profit	-	-	-	2,500	2,500
Balance at July 31, 2009 - Audited	80,000,000	800	-	2,500	3,300

Net loss: transition period Aug 09-Dec 09 Audited				(53,197)	(53,197)
Balance at December 31, 2009 - Audited	80,000,000	800	-	(50,697)	(49,897)

Stock issued in private placement	20,000,000	200	199,800		200,000
Restricted shares issued to an Executive	4,000,000	40	39,960		40,000
Restricted Shares Issued to a Consultant	120,000	1	1,199		1,200
AP Holdings shares issued to acquire approximately 45% of Triple 8 Limited	25,000,000	250	25,799,750		25,800,000
Shares issued to Forex NYC to acquire 20%	1,000,000	10	199,990		200,000
Return and cancellation of Medirad shares	(30,000,000)	(300)	-		(300)
Return and cancellation of Rasel LTD shares	(40,000,000)	(400)	-		(400)
Private placement shares issued	3,466,666	35	519,965		520,000
Net loss: for the year ended 12/31/10 - Audited				(439,654)	(439,654)
Balance at December 31, 2010 - Audited	63,586,666	636	26,760,664	(490,351)	26,270,949

The accompanying notes are an integral part of these financial statements.

FOREX INTERNATIONAL TRADING CORP.
CONSOLIDATED AUDITED STATEMENT OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31 2010	July 31, 2010	July 31, 2009
	AUDITED	AUDITED	AUDITED
Cash Flows From Operating Activities
Net Profit (loss)	(439,654)	(205,304)	2,500

Adjustments to reconcile net income (loss) to
net cash (used) provided by operating activities:
Depreciation & amortization	105,458	6,178	-
Other adjustments	(158,566)	-	-
Decrease (Increase) in Accounts Receivable	(23,236)	793	(5,000)
Increase in Accounts Payable and Accrued Expenses	160,841	101,287	53,125

Net cash provided (used) by operating activities	(355,157)	(97,046)	50,625

Cash Flows from Investing Activities
Purchase of fixed assets	(20,097)	(17,420)	-
Cash received from investment in subsidiary	2,618,190	-	-
Acquisition of Triple 8 Limited	(27,000,000)	-	-
Leasehold improvements	(40,732)	(40,732)	-

Net cash used by investing activities	(24,442,639)	(58,152)	-

Cash Flows From Financing Activities
Issuance of Common Stock	441,200	241,200	800
Advance on issuance of stock	520,000
Increase in Capitalized Costs Related to Issuance of Stock	-	-	(50,625)
Issuance of note payable in connection with Triple 8 acquisition	1,200,000	-	-
Issuance of shares in connection with Triple 8 acquisition	25,800,000	-	-
Issuance of Notes to Affiliated Party	54,159	128,452	-
Issuance of Convertible Notes to Third Party	511,507	503,151	-
Consideration returned for return of shares	(700)	-	-
Investment in Secured Note	(411,047)	(403,025)	-
Investment in Debt Discount	(100,000)	(100,000)	-
Investment in Project	(33,932)	(24,128)	-
Investment in Licensing and Websites	(105,359)	(105,359)	-

Net cash provided (used) by financing activities	27,875,828	240,291	(49,825)

Net Increase in cash and cash equivalents	3,078,032	85,093	800

Cash and cash equivalents, Beginning of Period	307	800	-

Cash and cash equivalents, End of Period	3,078,339	85,893	800

Non-cash transactions - Accrued interest on notes receivable	23,145	3,025	-
Non-cash transactions - Accrued interest on notes payable	54,657	6,603	-
Non-cash transactions - Issuing of Convertible Note	500,000	500,000	-
Non-cash transactions - Receiving of Secured Note	400,000	400,000
Non-cash transactions - Issuing of Restricted Shares	41,200	41,200	-
Non-cash transactions - Issuance of shares in connection with Triple 8 acquisition	25,800,000	-	-
Non-cash transactions - Issuance of note payable in connection with Triple 8 acquisition	1,200,000	-	-

The accompanying notes are an integral part of these financial statements.

FOREX INTERNATIONAL TRADING CORP.

DECEMBER 31, 2010
NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS

NOTE 1
History and Organization of the Company
Forex International Trading Corp. and its subsidiaries and/or variable interests (“Forex”, “FXIT”, or the “Company”), a Nevada corporation, is principally engaged in offering foreign currency market trading to non US residents, professionals and retail clients over its web-based trading systems.

Shares in the Company are currently listed for trading on the Over the Counter Bulletin Board listings (OTCBB: FXIT). The Company’s headquarters and operating offices are located in New York, NY. The CUSIP number for the Company is 34631J104 and The ISIA number of FXIT is – US34631J1043.

On April 19, 2010, the Company entered into a Software Licensing Agreement with Triple 8 Limited (“Triple 8”) which was dated April 12, 2010 whereby the Company will license Triple 8’s proprietary trading software (the “Software”) for the purpose of developing a Forex Trading Platform and introducing prospective clients (“End Users”).  Triple 8 will create a website for the Company, which will be funded by the Company at a cost of $50,000 (the “Setup Fee”).  Upon the Company and Triple 8 generating $100,000 in revenue under the agreement, the Company will be reimbursed 50% of the Setup Fee ($25,000).  The Company will receive 30% of the net profit generated from End Users, which will be increased to 50% in the event that the monthly volume generated by the Company is in excess of $250 million.  Triple 8 created a website for the Company under the domain www.4xint.com which is blocked for US and Canadian clients. The Company maintains a corporate website under the domain www.forex-international-trading.com .

Overview
The Company was incorporated on July 22, 2009 as a development stage company under the laws of the State of Nevada as “Forex International Trading Corp”. On September 9, 2009 the Company filed form S-1 General form for registration of securities under the Securities Act of 1933 with the SEC, which became effective on March 5, 2010.

On March 24, 2010 the Company incorporated its wholly-owned subsidiary in the State of Israel under the name: FOREX INTERNATIONAL TRADING CORP M.S. LTD – Company number 514424985 (“Forex Sub”). To date, Forex Sub has not commenced operations, and only accepts bank deposits on behalf of investors, as authorized by the Company

On April 19, 2010, the Company entered into a Software Licensing Agreement with Triple 8 as detailed above.

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

On July 29, 2010, Anita Atias and Stewart Reich were elected as members of the Board of Directors of the Company.  There is no understanding or arrangement between Mrs. Atias and Mr. Reich and any other person pursuant to which they were appointed as directors.  Mrs. Atias and Mr. Reich do not have any family relationship with any director, executive officer or person nominated or chosen by us to become a director or an executive officer.  Mrs. Atias and Mr. Reich have not had direct or indirect material interest in any transaction or proposed transaction, in which the Company was or is a proposed participant exceeding $120,000. Mrs. Atias and Mr. Reich will each receive on an annual basis at the commencement of each term shares of common stock of the Company registered on a Form S-8 Registration Statement equal to $6,000 divided by the Company’s market price discounted by 25%. On December 29, 2010, Anita Atias, resigned as a director of the Company due to a potential conflict of interest.  Ms. Atias is currently the Operations Manager for Online Trading Academy and the Company now operates in a similar industry (See Subsequent Events).

On August 5, 2010, Mr. William Glass was elected as members of the Board of Directors of the Company, which such appointment was accepted by Mr. Glass on August 9, 2010.  There is no understanding or arrangement between Mr. Glass and any other person pursuant to which he was appointed as director.  Mr. Glass does not have any family relationship with any director, executive officer or person nominated or chosen by us to become a director or an executive officer.  Mr. Glass has not had direct or indirect material interest in any transaction or proposed transaction, in which the Company was or is a proposed participant exceeding $120,000. Mr. Glass will receive, on an annual basis at the commencement of each term, shares of common stock of the Company registered on a Form S-8 Registration Statement equal to $6,000 divided by the Company’s market price discounted by 25%. (See Subsequent Events).

On December 18, 2010, the Company entered into a Securities Purchase Agreement with Forex New York City, LLC (“Forex NYC”) pursuant to which the Company acquired twenty percent (20%) of the issued and outstanding equity of Forex NYC (the “FNYC Interest”) on a fully diluted basis.  In consideration for the FNYC Interest, the Company issued and sold to Forex NYC 1,000,000 shares of common stock of the Company (See Subsequent Events).

On November 17, 2010, the Company entered into a Share Exchange Agreement (the “APH Agreement”) with AP Holdings Limited (“APH”) pursuant to which the Company agreed to acquire 17,924 ordinary shares of Triple 8 Limited, a corporation organized under the laws of Cyprus, engaged in the business of operating a Forex trading platform (“Triple”).  The securities acquired from APH represent approximately 45% of the issued and outstanding securities of Triple.   Pursuant to the APH Agreement, in consideration  for the securities of Triple, the Company agreed to issue 36,000,000 shares of common stock of the Company as well as a 6%  Convertible Note in the principal amount of $1,200,000 due February 15, 2011 (the “APH Note”).  On December 30, 2010, the Company and APH entered into an amendment to the APH Agreement whereby the number of shares to be delivered by the Company was reduced from 36,000,000 to 25,000,000.  Further, on December 30, 2010, in order to expedite the transaction and avoid further dilution of the existing shareholders, Medirad Inc. and Rasel Ltd., shareholders of the Company, have agreed to return an aggregate of 70,000,000 shares of common stock to the Company for cancellation upon closing of the APH Agreement.  The above transaction closed on December 30, 2010. As of the date of these financial statements, the Company is on default on the APH Note. For settlement terms, please see Subsequent Events.

On December 29, 2010, the Company announced that it began trading on the Over the Counter (OTC) exchange under the symbol FXIT.  The Company also announced in December that it was eligible to receive deposits only from customers outside the US and Canada.

Risk Management

Overview
The Company has exposure to credit risk, liquidity risk and market price risk. The company's Management has overall responsibility for the oversight of the Company's risk management within parameters established by the board of Directors. Triple activities, given the above mentioned risks, are monitored and managed as follows:

Credit risk
Credit risk is the risk of financial loss to the Company if a client fails to meet its margin requirements due to a loss of funds. Clients are required to deposit cleared funds as margin before they can trade. If the clients' margin falls below the minimum margin requirement to maintain a position, they will be issued a margin call.
The clients either have to increase the margin that they have deposited by providing additional funds or to reduce and/or close out their position. At any point the clients' account is in a status of margin call, the company may, at its discretion, liquidate some or all of that client's positions in order to bring them back into line with their margin requirements. The company also has potential credit risk exposure to market counterparties with which it hedges and with banks that hold company's funds and customers' funds.
The Company manages a number of accounts with leading international banks and brokers and does not expect such counterparties to fail to meet their obligations.

Liquidity risk
The liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company's approach to managing liquidity is to ensure, as far as possible, that it will always have sufficient liquidity to meet its liabilities when due, under both normal and stressed conditions, without incurring unacceptable losses or risking damage to the Company's reputation. The company continuously monitors its working capital adequacy, including forecast and actual gross profit and cash flows from operations.

Market price risk
Market risk arises from open contracts with customers and counterparties. Exposure to market risk is closely monitored in accordance with limits, and reduced through hedging with other institutions. (i.e. clearing the contracts and recognize a loss or revenue from actions in derivative financial instruments). The company is exposed to currency risk for its financial assets and liabilities which are denominated predominantly in US dollars. The gains and losses arising from the company's exposure are recognized in the profit and loss account.

NOTE 2
Summary of Significant Accounting Policies

Basis of consolidation
The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary and all variable interest entities for which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated upon consolidation. Control is determined based on ownership rights or, when applicable, whether the Company is considered the primary beneficiary of a variable interest entity. The balance sheet of Triple 8 Limited and its subsidiary was consolidated, not including consolidation of Triple 8 Limited (and its subsidiary) operations, as the acquisition took place at yearend. .

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

Costs of Debt Discount are amortized over the life of the note that was discounted, typically two years.

Variable Interest Entities
The Company is required to consolidate variable interest entities (“VIE's”), where it is the entity’s primary beneficiary. VIE's are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The primary beneficiary is the party that has exposure to a majority of the expected losses and/or expected residual returns of the VIE.  For the year ended December 31, 2010, the balance sheets and results of operations of FOREX INTERNATIONAL TRADING CORP M.S. LTD, (our wholly owned subsidiary, which is not active in operation and serving as our agent), were consolidated into these financial statements.  The Triple 8 acquisition took place at yearend; therefore, the balance sheet for Triple 8 is consolidated, but the statements of operation and cash flow are not.

On November 17, 2010, Forex International Trading Corp., a Nevada corporation (the “Company”), entered into a Share Exchange Agreement (the “APH Agreement”) with AP Holdings Limited (“APH”) pursuant to which the Company agreed to acquire 17,924 ordinary shares of Triple 8 Limited, a corporation organized under the laws of Cyprus, engaged in the business of operating a Forex trading platform (“Triple”).  The securities acquired from APH represent approximately 45% of the issued and outstanding securities of Triple.   Pursuant to the APH Agreement, in consideration  for the securities of Triple, the Company agreed to issue 36,000,000 shares of common stock of the Company as well as a 6%  Convertible Note in the principal amount of $1,200,000 due February 15, 2011 (the “APH Note”).  On December 30, 2010, the Company and APH entered into an amendment to the APH Agreement whereby the number of shares to be delivered by the Company was reduced from 36,000,000 to 25,000,000.  Further, on December 30, 2010,  in order to expedite the transaction and avoid further dilution of the existing shareholders, Medirad Inc. and Rasel Ltd., shareholders of the Company, have agreed to return an aggregate of 70,000,000 shares of common stock to the Company for cancellation upon closing of the APH Agreement.  The above transaction closed on December 30, 2010.

Although the Company acquired approximately 45% of Triple, the Company determined that Triple was a VIE, and that the Company was the primary beneficiary of the VIE’s residual gains and losses, because it gained de-facto control of the Company’s operations through the appointment of one of its employees as the sole director of the VIE.  The Company therefore elected to consolidate Triple’s balance sheet only in the financials herein, due to the fact that the transaction closed at yearend.

Loss per Share
Net loss per share is provided in accordance with ASC Codification Topic 260 Section S99-1 and Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  The Company had no dilutive common stock equivalents, such as stock options or warrants as of the date of these financials.

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

Foreign currency translation
The Company considers the United States Dollar (“US Dollar” or "$") to be the functional currency of the Company and its subsidiary. The reporting currency of the Company is the US Dollar and accordingly, all amounts included in the consolidated financial statements have been presented or translated into US Dollars. For non-US subsidiaries that do not utilize the US Dollar as its functional currency, assets and liabilities are translated to US Dollars at period-end exchange rates, and income and expense items are translated at weighted-average rates of exchange prevailing during the period. Translation adjustments are recorded in “Accumulated other comprehensive income” within stockholders’ equity. Foreign currency transaction gains and losses are included in the consolidated results of operations for the periods presented.

Fair value of financial instruments
SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of certain financial instruments. The carrying value of financial instruments, which include cash and cash equivalents, loans payable, customer deposits and accrued expenses, approximate their fair values due to the short-term nature of these financial instruments. The carrying value of the Company’s note receivable approximates its fair value based on management’s best estimate of future cash collections.

Comprehensive Income
SFAS No. 130, Reporting Comprehensive Income, requires a full set of general-purpose financial statements to be expanded to include the reporting of comprehensive income. Comprehensive income is comprised of two components, net income and other comprehensive income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non owner sources. As of December 31, 2010 foreign currency translation adjustments were the only items of other comprehensive income for the Company.

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

Year End
On October 18, 2010, the Board of Directors of Forex the Company approved a change in the Company's fiscal year of July 31 to December 31 (the “Fiscal Year Change”).   The Company filed a transition report on Form 10-K covering the transition period of August 1, 2010 through December 31, 2010 (the “Transition Period”).  The Company also filed its Form 10-Q for the nine months ended September 30, 2010 accordingly.

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

NOTE 3

Acquisitions and Divestitures
On November 17, 2010, the Company entered into a Share Exchange Agreement (the “APH Agreement”) with AP Holdings Limited (“APH”) pursuant to APH agreement the Company agreed to issue 36,000,000 shares of common stock of the Company as well as a 6%  Convertible Note in the principal amount of $1,200,000 due February 15, 2011 (the “APH Note”).  On December 30, 2010, the Company and APH entered into an amendment to the APH Agreement whereby the number of shares to be delivered by the Company was reduced from 36,000,000 to 25,000,000.  Further, on December 30, 2010, in order to expedite the transaction and avoid further dilution of the existing shareholders, Medirad Inc. and Rasel Ltd., shareholders of the Company, have agreed to return an aggregate of 70,000,000 shares of common stock to the Company for cancellation upon closing of the APH Agreement.  The above transaction closed on December 30, 2010.

Although the Company acquired approximately 45% of Triple, the Company determined that Triple was a VIE, and that the Company was the primary beneficiary of the VIE’s residual gains and losses, because it gained de-facto control of the Company’s operations through the appointment of one of its employees as the sole director of the VIE.  The Company therefore obligated to consolidate Triple’s balance sheet with its own, but given that the APH transaction closed at yearend, the income statement and statement of cash flows are not consolidated.

The following reflects the pro-forma income statement if Triple had been acquired on January 1, 2010, rather than at the end of the year:

	FXIT	Triple 8	Consolidated
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31, 2010	December 31, 2010	December 31, 2010	July 31, 2010	July 31, 2009
	AUDITED	AUDITED	AUDITED	AUDITED	AUDITED
Total Revenue	148,281	7,450,812	7,599,093	68,916	5,000
Cost of Revenue	-	1,686,371	1,686,371	-	-
Gross Profit	148,281	5,764,441	5,912,722	68,916	5,000
Depreciation & Amortization	105,458	348,209	453,667	6,178	-
Total Other Operating Expenses	434,369	4,532,859	4,967,228	230,135	2,500

Net Profit (Loss) from Operations (EBIT)	(391,546)	883,373	491,827	(167,397)	2,500

Minority interest in Net Profit (Loss) from Operations	-	-	301,893	-	-
Total Interest Expense	(48,108)	(268,507)	(316,615)	(37,907)	-
Pretax Income	(439,654)	614,866	(126,681)	(205,304)	2,500

Net Profit (Loss) after Taxes	(439,654)	547,900	(193,647)	(205,304)	2,500
EBITDA	(286,088)	1,231,582	945,494	(161,219)	2,500
Weighted average number of common shares outstanding
Basic			95,827,580	104,120,000	80,000,000
Diluted			95,827,580	104,120,000	80,000,000

Net Loss per share - basic			(0.00202)	(0.00197)	0.00003
Net Loss per share - fully diluted			(0.00202)	(0.00197)	0.00003

On December 18, 2010, the Company entered into a Securities Purchase Agreement with Forex New York City, LLC (“Forex NYC”) pursuant to which the Company acquired twenty percent (20%) of the issued and outstanding equity of Forex NYC (the “FNYC Interest”) on a fully diluted basis.  In consideration for the FNYC Interest, the Company issued and sold to Forex NYC 1,000,000 shares of common stock of the Company (See Subsequent Events).

NOTE 4
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

On November 8, 2010, the Company and ATL agreed that various loans in the principal amount of $71,736 (the “Prepaid Amount”) provided by ATL to the Company shall be applied to the ATL Note reducing the principal of the ATL Note by such amount.  Accordingly, upon the initial conversions of the Forex Note, ATL will not be required to make such pro-rata payment reducing the ATL Note until the Prepaid Amount has been exceeded    On or about January 18, 2011 the Company issued 324,234 common shares to ATL to pay the Prepaid Amount, in lieu of cash.

Per the issuing and receiving the notes, the Company recognizes a debt discount for the difference in the face value of the notes - $100,000. Said Note Discount will be amortized over the life of the Company note: two years. The current portion of Note Discount was presented as current assets, while the remaining long term balance was presented as other assets.

NOTE 5
Property and Equipment, Net
Property Plant and Equipment for the Company consist as the following, as of December 31, 2010 (Audited):

FXIT
			Purchase
		Useful Life	Price

	Computers and equipment	3	11,025
	Furniture	7	9,430
	Leasehold Improvments	3	40,732

	Total cost		61,187
	Accumulated depreciation and amortization		43,526
	Property Plant and Equipment, Net		17,661

Triple 8
			Purchase
		Useful Life	Price

	Computers	3	98,269
	Software license and development	5	1,574,866
	Furniture and equipment	7	119,532
	Leasehold Improvements	10	21,133
	Vehicle	5	7,221

	Total cost		1,821,021
	Accumulated depreciation and amortization		396,460
	Property Plant and Equipment, Net		1,424,561

NOTE 6
Other Assets and Goodwill:

Gold Project JV
The Company entered into a joint venture with a third party: EA Emerging Ventures Corp (“EA”) to obtain exploring and exporting gold license from the Republic of Ghana. The Company will utilize its contact, know-how and expertise, trying to obtain JV the desire licensing. Per the agreement with EA, the Company will not be the beneficial owner of the Ghana subsidiary, and/or will not participate in the actual exploring costs. The Company role is designated to administrative and obtaining the license, and in return will be the sole distributer of potential gold designated for export and sales. Costs associated with the JV project acquired along with payroll costs and consulting fees relating to the development of the EA JV, including that used to provide minimal equipment solutions, are capitalized.  Once the EA JV is placed in service, the costs will be amortized over the estimated useful life. After the end of the year, it was decided, based on the results of findings gathered in due diligence, to put development of the joint venture on hold indefinitely, and as such all accrued costs have been amortized in these financial statements.

Capitalization of Offering Costs
The Company determined that it had booked certain costs associated with its offering (mostly legal expenses, and expenses associated with producing its financial statements) as expenses in error, which caused a restatement of the financials in 2010.  The net amount to be capitalized is $50,625.

Debt Discount on Convertible Note, Net
The Company recognizes a debt discount for the difference in the face value of the ATL notes issued and received by the Company: $100,000. Said Note Discount will be amortized over the life of the Company note: two years. The current portion of Note Discount was presented as current assets, while the remaining long term balance was presented as other asset.

Acquisition of 20% of FOREX NYC
On December 18, 2010, the “Company entered into a Securities Purchase Agreement with Forex NYC pursuant to which the Company acquired 20% of the issued and outstanding  equity of FNYC Interest on a fully diluted basis.  In consideration for the FNYC Interest, the Company issued and sold to Forex NYC 1,000,000 shares of common stock of the Company, at a valuation of $200,000 (See Commitment and Contingencies and Subsequent Events).

Acquisition of approximately 45% of Triple 8 Limited
On November 17, 2010, the Company entered into the APH Agreement with APH, as detailed in footnote 3 above.  The goodwill recorded in the transaction was $26,594,710.  As part of its due diligence process, the Company hired an outside firm to conduct a fairness opinion on the valuation of Triple.  One of the methods employed by that firm for assessing the fairness of the transaction to the Company was the Net Adjusted Asset method, which assumes as its premise that the fair market value of the assets is equal to the cost and book value of those assets.  Triple’s balance sheet was audited at 12/31/10 by a separate audit firm, and it was determined that no additional write-up (or writedown) to the value of the assets and liabilities of Triple  was needed to bring those assets and liabilities from audited book value to fair market value, because there was only one buyer for those assets, and the assets, particularly the Property Plant and Equipment, had a very specific use.  Therefore, the premium in purchase price over the 44.9% of book value of the net assets was allocated entirely to goodwill.  The transaction closed at yearend, and the Company will assess impairments to the goodwill on a quarterly, ongoing basis.

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

Total Other Assets as presented in the Balance Sheet, consist as the following, as of December 31, 2010 (Audited):

Description	31-December-10
Audited
US$
Capitalization of offering costs	50,626
Acquisition of 20% of FOREX NYC	200,000
Debt Discount on Convertible Note, Net	25,890
White Label License & Websites	70,239
Total	346,755

NOTE 7
Accounts Payable
As of December 31, 2010 the Company owes $3,415,780 in payables and accrued expenses, including $20,064  to Moshe Schnapp and $19,785  to Glendon Advisors, respectively.  Glendon Advisors is controlled by a third party, which partners with Moshe Schnapp, a former director and officer of the Company, on unrelated ventures.

The Company owes APH on a short-term note payable in the amount of $1,200,000, and $8,800 in accrued interest at 12/31/10, which by settlement agreement between the companies amended and extended to mature in June 30, 2011.  The note and accrued interest are thus classified as a short-term liability on the financial statements included herein reflecting the anticipated extension of maturity. The Note carries 6% annual interest, and is convertible to common shares at $0.20 conversion price per share.

NOTE 8
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

NOTE 9
Notes Payable:
On October 6, 2009 the Company signed a Note Payable for $25,000 payable to Rasel (an affiliated entity) due on October 6, 2010 at 4% per annum.   The proceeds were used to pay for half of an existing Accounts Payable to for legal fees incurred at the Company’s inception.

On October 20, 2009 the Company signed a Note Payable for $50,000 payable to Rasel due on October 20, 2010 at 4% per annum.   These proceeds were used to pay for startup costs, audit fees and future expenses.

On January 22, 2010 the Company signed a Note Payable for $50,000 payable to Rasel due on October 30, 2011 at 4% per annum.   These proceeds will be used for working capital and future expenses.

On January 22, 2010 the Company signed an amendment to extend the maturity date of the Promissory Notes in the amount of $50,000 and $25,000 dated October 6, 2009 and October 20, 2009, respectively, to October 30, 2011.

On March 2, 2011 the Company and Rasel agreed to extend the maturity of all notes to December 31, 2012 in consideration of adding a conversion feature to said note with either a 5% discount to the market price or a fixed price of $0.60. Said extension of maturity was agreed to be effective as of December 30, 2010,

The accrued balance of the notes including interest as of December 31, 2010 is $130,547.

AT Limited – Convertible Note & Accrued Interest
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

The accrued balance of the Forex note including interest as of December 31, 2010 is $524,110.

NOTE 10
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

On March 26, 2010 the Company entered into agreement with Island Capital Management, LLC for the purpose of obtaining DTC Corporate Eligibility. The Company paid as a fee $2,000 in cash and 120,000 shares of restricted stock for the purpose of obtaining DTC Eligibility, including but not limited to performing director, officer and control shareholder Background Reviews and Consultation Services with respect to transfer services, including obtaining CUSIP  number(s), documentation formatting and third-party professional consultation services.  The Company received DTC eligibility in December 2010.

On April 23, 2010, the Company entered into an Employment Agreement (the “Agreement”) with Darren Dunckel (“Executive”) whereby the Company will employ Executive as its Chief Executive Officer for a term of two years (the “Term”).  Executive was granted a signing bonus consisting of 4,000,000 shares of common stock of the Company upon signing the Agreement

On May 4, 2010, the Company completed an equity offering in which 20,000,000 shares of par value common stock were sold for $0.01 per share for an aggregate raise of $200,000.  A total of 42 investors were solicited, all of which invested in the Company.

On December 31, 2010, the Company issued 3,466,666 restricted shares to accredited investors at an aggregate purchase price of $520,000.  The shares of common stock were offered and sold to the investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act.  The investors are accredited investors as defined in Tule 501 of Regulation D promulgated under the Securities Act.

NOTE 11
Financial Statement restatement
On September 7, 2010, the Company restated previously issued audited financial statements to capitalize prior startup expenses, including mostly legal expenses that were initially booked as expenses.

NOTE 12
Commitments and Contingencies

S-1 Registration Statement
The Company had filed an S-1 registration statement with the Security and Exchange Commission on September 9, 2009, and the Company  received Notice of Effectiveness on March 4, 2010. .  A total of 42 investors were solicited under the S-1 registration statement, all of which invested in the Company.

Form 15C211and DTC eligibility
On March 22, 2010, the Company entered into agreement with Spartan Securities Group, Ltd for sponsoring the Company form 15C211. The broker dealer and any of its affiliates were not compensated as part of said agreement.

The Company received DTC eligibility in December 2010 and commenced trading on or about December 28, 2010.

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

Websites
The Company has four websites. All websites are currently under evaluation and further construction, as such modifications may apply.   Through the acquisition of the interests with Wheatley, US-based clients can trade on Wheatley platform, but none of the trading occurs on the Company website..

Lease Agreement
The Company’s headquarters and operations office is located at One Grand Central Place 60 E 42nd Street,
Suite 5310 New York, NY 10165.  The Company contributes to Forex NYC and Wheatley lease payments $9,500 per month for the space with term ending December 2011.  Future minimum payments of obligations under the commitment to contribute to the operating lease at March 18, 2011 are as follows:

•	Until: December 2011 - $95,000

The Company leases two (2) virtual offices in Las Vegas NV, and in Dallas TX paying about $250 per month for each virtual office.

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

On December 18, 2010, the Company entered into a Securities Purchase Agreement with Forex NYC pursuant to which the Company acquired 20% of the issued and outstanding   membership interest of the FNYC Interest on a fully diluted basis.  In consideration for the FNYC Interest, the Company issued and sold to Forex NYC 1,000,000 shares of common stock of the Company.

Legal Proceedings
From time to time, we may be a party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not involved currently in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations.

NOTE 13
Related Parties Transactions

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

On July 29, 2010, Anita Atias and Stewart Reich were elected as members of the Board of Directors of the Company.  On August 5, 2010, Mr. William Glass was elected as a member of the Board of Directors.  Mr. Reich and Mr. Glass will each receive on an annual basis at the commencement of each term shares of common stock of the Company registered on a Form S-8 Registration Statement equal to $6,000 divided by the Company’s market price discounted by 25%.  Mrs. Atias has since resigned from the Board due to a conflict of interest. On March 4, 2011, the Company amended the Director Agreements by and between the Company and William Glass and Stewart Reich whereby Mr. Glass and Mr. Reich will each receive shares of common stock of the Company equal to $12,000 divided by the Company’s market price discounted by 25% on an annual basis.  The shares of common stock will be restricted as required under the Securities Act of 1933, as amended.

On January 18, 2011, Mrs. L. Franco was appointed by the Company to serve as the Secretary of the Company.  For her services during the Term as Secretary, the Company will issue Ms. Franco 15,000 shares of common stock of the Company, which will have a restrictive legend under the Securities Act of 1933, as amended.  In the event that the Term of the Employment Agreement is extended, then the number of shares of common stock will be determined by dividing $6,000 by the market price on the first trading day of the Term.

Rasel, LTD - Affiliated Party
Rasel Ltd., which is no longer a related party as a result of closing the APH Share Exchange Agreement which closed at yearend, loaned the Company (while being a related party) the following sums:

On October 6, 2009 the Company signed a Note Payable for $25,000 payable to Rasel due on October 6, 2010 at 4% per annum.   The proceeds were used to pay for half of an existing Accounts Payable to for legal fees incurred at the Company’s inception.

On October 20, 2009 the Company signed a Note Payable for $50,000 payable to Rasel due on October 20, 2010 at 4% per annum.   These proceeds were used to pay for startup costs, audit fees and future expenses.

On January 22, 2010 the Company signed a Note Payable for $50,000 payable to Rasel due on October 30, 2011 at 4% per annum.   These proceeds will be used for working capital and future expenses.

On January 22, 2010 the Company signed an amendment to extend the maturity date of the Promissory Notes in the amount of $50,000 and $25,000 dated October 6, 2009 and October 20, 2009, respectively, to October 30, 2011.

On March 2, 2011 the Company and Rasel agreed to extend the maturity of all notes to December 31, 2012 in consideration of adding a conversion feature to said note with either a 5% discount to the market price or a fixed price of $0.60. Said extension of maturity was agreed to be effective as of December 30, 2010,

The accrued balance of the notes including interest as of December 31, 2010 is $130,547.

NOTE 14

Earnings per share

	Year Ended	Year Ended	Year Ended
	December 31, 2010	July 31, 2010	July 31, 2009
	AUDITED	AUDITED	AUDITED
Weighted average number of common shares outstanding
Basic	95,827,580	104,120,000	80,000,000
Diluted	95,827,580	104,120,000	80,000,000
Net Loss per share - basic	(0.00459)	(0.00197)	0.00003
Net Loss per share - fully diluted	(0.00459)	(0.00197)	0.00003

NOTE 15

Subsequent Events
On March 4, 2011, the Company amended the Director Agreements by and between the Company and William Glass and Stewart Reich whereby Mr. Glass and Mr. Reich will each receive shares of common stock of the Company equal to $12,000 divided by the Company’s market price discounted by 25% on an annual basis.  The shares of common stock will be restricted as required under the Securities Act of 1933, as amended.

On February 23, 2011, the Company entered into additional Securities Purchase Agreement with Forex NYC, pursuant to which the Company acquired additional thirty percent (30%) of the issued and outstanding membership interest of Forex NYC (the “FNYC Interest”) on a fully diluted basis. In consideration for the additional FNYC Interest, the Company will issue and sold to Forex NYC 675,000 shares of common stock of the Company. Forex NYC is a limited liability company organized under the laws of the State of New York with headquarters located at One Grand Central Place. Forex NYC is a based Forex investment training facility. The shares of common stock of the Company were offered and sold by the Company in a securities purchase transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act.  Forex NYC is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act.

On January 5, 2011, the Company closed private placement memorandum and issued 3,655,635 restricted shares to accredited investors at an aggregate purchase price of $520,000.  The shares of common stock were offered and sold to the investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act. The investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.  Of these shares, 3,466,666 were issued as of December 31, 2010, for an aggregate purchase price of $520,000.

On January 17, 2011 the Company issued to Core Consulting Group (“Core”) 700,000 restricted shares as part of the Company consideration under consulting agreement. Core is serving as the Company Investor relations firm

On or about January 18, 2011 the Company issued per the Forex Note 324,234 common share to ATL for said consideration of $71,736 that was paid in cash.

On January 18, 2011, Mrs. Liat Franco was appointed by the Company to serve as the Secretary of the Company.  Mrs. Franco will replace Mr. Darren Dunckel, the Company's Chief Executive Officer, who acted as the Company Secretary.  Mr. Dunckel will continue to serve as a director as well as Chief Executive Officer, President, Chief Financial Officer and Treasurer of the Company. Mrs. Franco graduated with a B.A. Magna Cum Laude from the University of California at Los Angeles and holds a J.D. from the UCLA School of Law in California where she specialized in corporate law, which she received in 2003.  Prior to joining the Company, Mrs. Franco served as a Security Officer for foreign consulate in Beverly Hills, California, from 2003 until 2009.  From 2009 to the present Mrs. Franco has served as a lecturer on contract law and evidence law at foreign college. On March 4, 2011, the Company entered into an Employment Agreement (the “Employment Agreement”) with Liat Franco whereby the Company will employ Ms. Franco as its Secretary for a term of one year (the “Term”).  Ms. Franco does not have any family relationship with any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.  For her services during the Term as Secretary, the Company will issue Ms. Franco 15,000 shares of common stock of the Company, which will have a restrictive legend under the Securities Act of 1933, as amended.  In the event that the Term of the Employment Agreement is extended, then the number of shares of common stock will be determined by dividing $6,000 by the market price on the first trading day of the Term.

On February 7, 2011, the Company entered into a Letter of Intent ("LOI") to acquire up to 40.1% equity interest (the “Interest”) in Nexus Capital Ltd. (“Nexus”), a U.K. regulated investment advisory firm. The LOI provides that the Company may acquire the option  to acquire the Interest in Nexus from equity holders of Nexus at an estimated cost of approximately ₤ 215,600 payable in installments no later than May 31, 2011. The Company engaged a U.K. domestic law firm to prepare the needed closing documentation as well as prepare and file an application with the Financial Services Authority (“FSA”) in London for approval of the acquisition. Except for various miscellaneous provisions, this LOI is non-binding.  The acquisition is subject to certain requirements including due diligence, approval from the FSA, execution of a mutually-acceptable definitive purchase agreement and various other customary conditions such as obtaining board approval. Accordingly, no assurances can be made that the transaction will be consummated. The Company is now working with Nexus management to potentially extend the term specified in the LOI.

On February 23, 2011, the Company entered into additional Securities Purchase Agreement with Forex NYC, pursuant to which the Company acquired additional thirty percent (30%) of the issued and outstanding membership interest of Forex NYC (the “FNYC Interest”) on a fully diluted basis. In consideration for the additional FNYC Interest, the Company will issue and sold to Forex NYC 675,000 shares of common stock of the Company.

On February 23, 2011, the Company entered into a Securities Purchase Agreement with Wheatley Asset Management, LLC (“Wheatley”), pursuant to which the Company acquired fifty percent (50%) of the issued and outstanding   membership interest of Wheatley (the “Wheatley Interest”) on a fully diluted basis. In consideration for the Wheatley Interest, the Company will issue and sell to Wheatley 1,125,000 shares of common stock of the Company. Wheatley is a limited liability company organized under the laws of the State of New York with headquarters located at One Grand Central Place. Wheatley is an NFA Registered Introducing Broker (IB), Forex Firm and Commodity Trading Adviser (CTA) The shares of common stock of the Company were offered and sold by the Company in a securities purchase transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act.   Wheatley is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act.

As part of finalizing the Wheatley and Forex NYC acquisitions, on February 24, 2011 the Company entered into consulting agreement for M&A activities with a third party- Cross Point Capital Advisors, introducing and structuring these agreements consulting fee of $150,000 in cash plus retainer of $9,500 per month for the next 18 months commencing on April 1, 2011.

On March 4, 2011, Michael Weissman was engaged by the Company to serve as the Executive Vice President of the Company. In 2009, Mr. Weissman founded Wheatley Asset Management LLC (“Wheatley”), a broker in the Forex and Futures markets, and Forex New York City LLC (“Forex NYC”), an education and training company dedicated to serving the market of retail traders wishing to learn how to trade the world's currencies. The Company presently owns 50% of the outstanding securities of Forex NYC and Wheatley.  As managing member, Mr. Weissman’s responsibilities include strategic planning, administration, compliance and marketing.  In 2004, Mr. Weissman started trading currencies in the Foreign Exchange (Forex) markets and acquired his National Futures Association Series 3 & 34 licenses.  Mr. Weissman earned a BS degree from the State University of New York at Binghamton in 1978. On  March 21, 2011, Paul Brittain was engaged by Wheatley to develop and manage its Las Vegas office. Paul Brittain began his professional trading career as an options specialist in 1983 trading options on precious metals and was on the front lines as options made their initial debut on the U.S. Exchanges in the mid 1980's. He honed his unique trading approach by working alongside many professional Wall Street traders on the NY exchanges. In addition to working hand-in-hand with customers, Paul has been managing brokerage firms and training brokers since early on in his career including managing both the New Jersey and Las Vegas Branches of Alaron Trading for 11 years and at one time ran a CTA which was ranked 5th in the US and 8th in the world. Considered an expert in the field of commodity options, he has either been quoted in or contributed content to just about every major industry publication, both on paper and in the electronic media, such as The Wall Street Journal and Bloomberg News, as well as working alongside many of today's most respected analysts in the industry on various trading panels and seminars. Paul has written articles for industry publications such as Futures Magazine, Active Trader, Stocks and Commodities and PitNews, as well as been a featured trader in Futures Magazine and Traders Monthly. In 2009, his book "Commodity Options: Trading and Hedging Volatility in the World's Most Lucrative Market" was released and was ranked in the top 10 trading and investment books of 2009 by SFO magazine. Realizing that a better trader made a better customer, he started publishing informative newsletters in the early 1990's in an effort to better communicate as well as educate his clients. Over the years he started and still publishes the following trading recommendation newsletters: The Beast, The BMD and the Optionologist. In 2004 he started the online trading school www.commoditytradingschool.com, which is recognized and attended by students around the world. Additionally, Paul currently runs a live, cyber- assist day-trading room for his discount online customers in an effort to help his customers identify potential profitable trading opportunities in the various financial markets.

Default on Senior Debt: The Company defaulted on its note payable to APH in connection with the acquisition of Triple.  The note was due on February 15, 2011.

On March 28, 2011, the Company’s transfer agent informed the Company that its shares became eligible to be wired electronically via fast transfer method (DRS/DWAC).

On March 28, 2011 the Company approved issuing to William Jordan ("WJ") 10,000 restricted shares as part of the Company consideration under consulting agreement. WJ served as consultant to the Company in connection with referral to third parties.