Form 10-Q
period 2011-03-31
Forex International Trading Corp.
filed 2011-05-20
CIK 1471781

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)
☐	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commissions file number: 333-161795

FOREX INTERNATIONAL TRADING CORP.

(Exact name of registrant as specified in its charter)

Nevada	27-0603137
State or other jurisdiction of	I.R.S. Employer Identification Number
incorporation or organization

49 Front Street, Suite 206, Rockville Centre, New York 11570

(Address of principal executive office)

Issuer's telephone number: 888-333-8075

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non accelerated filer ☐  (Do not check if a smaller reporting company)  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.00001 par value	64,809,865
(Class)	(Outstanding at May 19, 2011)

FOREX INTERNATIONAL TRADING CORP.

INDEX
PART I.	Financial Information

Item 1.	Financial Statements (Un-Audited)

	Condensed Consolidated Balance Sheet as of March 31, 2011 (unaudited) and as of December 31, 2010 (audited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2011(unaudited) and for the three months ended April 30, 2010 (unaudited)	4

	Condensed Consolidated Statements of Stockholders' equity for the three months ended March 31, 2011 and for the fiscal year ended December 31, 2010	5

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 (unaudited) and for the three months ended April 30, 2010 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

PART II.	Other Information	23

Signatures		26

PART I.	Financial Information

Item 1.	Financial Statements (Un-Audited)

FOREX INTERNATIONAL TRADING CORP.
CONDENSED CONSOLIDATED BALANCE SHEET
For the Quarter ended March 31, 2011 (unaudited) and the year ended December 31 2010 (audited)

	Consolidated	Consolidated
	March 31, 2011	December 31, 2010
	UNAUDITED	AUDITED
Current Assets
Cash and cash equivalents	2,514,478	3,078,339
Secured Note and Debt Discount	485,145	473,146
Security Deposit and Advances on Leases	308,949
Prepaid Expenses and Accounts Receivable	358,545	188,075
Total Current Assets	3,667,117	3,739,560

Fixed Assets
Property and Equipment, Net	2,691,960	1,442,222
Goodwill	26,594,710	26,594,710
Other Assets	347,436	346,755
TOTAL ASSETS	33,301,223	32,123,247

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and Accrued Liabilities	4,583,040	3,416,479
Note Payable with Accrued Interest	1,226,800	1,208,800
Total Current Liabilities	5,809,840	4,625,279

Minority Interest	736,321	497,361

Long term Liabilities
Convertible Note & Accrued Interest	596,672	654,658
Other long-term liabilities	75,000	75,000
Total Long term Liabilities	671,672	729,658

Commitments and Contingencies	-	-
TOTAL LIABILITIES	7,217,832	5,852,298

Stockholders' Equity:
Common Stock - $0.00001 par value - 400,000,000
shares authorized, 64,809,865 issued and
outstanding as of 3/31/11; 63,586,666 issued and
outstanding as of 12/31/10	648	636
Additional Paid-In Capital	27,072,733	26,760,664
Foreign currency adjustment	(71,876)	-
Accumulated deficit	(918,114)	(490,351)
TOTAL STOCKHOLDERS EQUITY	26,083,391	26,270,949
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	33,301,223	32,123,247

See accompanying notes to condensed consolidated financial statements.

FOREX INTERNATIONAL TRADING CORP.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Quarter ended March 31, 2011 (unaudited, consolidated)
and for the period ended April 30, 2010 (unaudited, unconsolidated)
(Fiscal year end in 2010 changed from July 31 to December 31)

		Unconsolidated
	Consolidated Quarter Ended	Third Fiscal Quarter Ended
	3/31/2011	4/30/2010
	UNAUDITED	UNAUDITED
Revenue
Net gain from foreign currency future operations	3,178,233	0
Consulting & Services	14,232	0
Total Revenue	3,192,465	-
Cost of Revenue	601,832	-

Gross Profit	2,590,633	-

Operating Expenses
Salaries	507,715	55,000
Rent & Office	102,230	-
Marketing expenses	1,240,140	57,917
Professional Fees	398,000	26,299
Director, Filing and Regulatory Fees	74,086	8,659
Depreciation & Amortization	154,891	-
Travel	32,191	-
IT expenses	107,238
Other Expenses	416	4,174
Total Other Operating Expenses	2,462,016	152,049

Net Profit (Loss) from Operations	(26,273)	(152,049)

Minority interest in Net Profit (Loss) from Operations	238,960	-

Financing Expenses
Interest Income	15,031	(2,529)
Interest expense	(154,435)	(4,834)
Total Interest Expense	(139,404)	(7,363)

Pretax Income	(404,637)	(159,412)

Income Taxes	(23,126)	-

Net Profit (Loss) after Taxes	(427,763)	(159,412)
Weighted average number of common shares outstanding
Basic	63,826,663	84,120,000
Diluted	63,826,663	84,120,000

Net Loss per share - basic	(0.00670)	(0.00190)
Net Loss per share - fully diluted	(0.00670)	(0.00190)

See accompanying notes to condensed consolidated financial statements.

FOREX INTERNATIONAL TRADING CORP.
CONDENSED CONSOLIDATED AUDITED CHANGES IN STOCKHOLDERS' EQUITY
For the Quarter ended March 31, 2011 (unaudited) from July 31, 2009 (audited)

		Common	Additional	Foreign Currency	Retained
	Shares	Stock	Paid In Capital	Adjustment	Earning (Deficit)	Total
Balance at July 22, 2009	-	-	-	-	-	-

Stock Issued	80,000,000	800	-	-	-	800
Net Profit	-	-	-	-	2,500	2,500
Balance at July 31, 2009 - Audited	80,000,000	800	-	-	2,500	3,300

Net loss: transition period Aug 09-Dec 09 Audited					(53,197)	(53,197)
Balance at December 31, 2009 - Unaudited	80,000,000	800	-	-	(50,697)	(49,897)

Stock issued under S-1	20,000,000	200	199,800	-		200,000
Restricted shares issued to an Executive	4,000,000	40	39,960	-		40,000
Restricted Shares Issued to a Consultant	120,000	1	1,199	-		1,200
Shares issued to acquire approximately 45% of a subsidiary	25,000,000	250	25,799,750	-		25,800,000
Shares issued to acquire 20% of an affiliate	1,000,000	10	199,990	-		200,000
Return and cancellation of insider shares	(30,000,000)	(300)	-	-		(300)
Return and cancellation of insider shares	(40,000,000)	(400)	-	-		(400)
Private placement shares issued	3,466,666	35	519,965	-		520,000
Net loss: for the year ended 12/31/10 - Audited					(439,654)	(439,654)
Balance at December 31, 2010 - Audited	63,586,666	636	26,760,664	-	(490,351)	26,270,949

Private placement shares issued	188,965	2	28,343	-	-	28,345
Shares issued to a Consultant	10,000	0	2,000	-	-	2,000
Shares issued to Noteholder	324,234	3	71,733	-	-	71,736
Shares issued to Investor Relations firm	700,000	7	209,993	-	-	210,000
Minority interest in subsidiary	-	-	-	-	(238,960)	(238,960)
Foreign currency adjustment	-	-	-	(71,876)	-	(71,876)
Net profit for the quarter ended 3/31/11 for subsidiary	-	-	-	-	433,684	433,684
Net loss: for the quarter ended 3/31/11 - Audited	-	-	-	-	(622,487)	(622,487)
Balance at March 31, 2011 - Unaudited	64,809,865	648	27,072,733	(71,876)	(918,114)	26,083,391

See accompanying notes to condensed consolidated financial statements.

FOREX INTERNATIONAL TRADING CORP.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Quarter ended March 31, 2011 (unaudited, consolidated)
and for the period ended April 30, 2010 (unaudited, unconsolidated)
(Fiscal year end in 2010 changed from July 31 to December 31)

	Consolidated	Unconsolidated
	Fiscal Quarter Ended	Third Fiscal Quarter Ended
	March 31, 2011	April 30, 2010
	UNAUDITED	UNAUDITED
Cash Flows From Operating Activities
Net Profit (loss)	(427,763)	(159,412)

Adjustments to reconcile net income (loss) to
net cash (used) provided by operating activities:
Depreciation & amortization	154,891	-
Minority interest in subsidiary	238,960	-
Increase (Decrease) on accrued interest on Note Payable	18,000	-
Increase (Decrease) on accrued interest on Notes Payable	13,750	-
Shares issued for services - Investor Relations firm	210,000	-
Foreign currency adjustment	(71,876)	-
Shares issued for services - Business Development	2,000	-
Decrease (Increase) in Prepaid Expenses and Accounts Receivable	(491,420)	-
Increase (Decrease) in Accounts Payable	13,997	-
Increase (Decrease) in Accrued Expenses	1,080,148	52,220

Net cash provided (used) by operating activities	740,686	(107,192)

Cash Flows from Investing Activities
Purchase of fixed assets	(1,404,628)	-
Leasehold improvements	-	(18,258)

Net cash used by investing activities	(1,404,628)	(18,258)

Cash Flows From Financing Activities
Issuance of Common Stock for private placement	28,345	41,200
Advance on equity offering	-	180,000
Issuance of shares to reduce a Note Payable	71,736	-
Issuance of Notes to Affiliated Party	-	1,219
Investment in tradeable securities	-	(64,666)

Net cash provided (used) by financing activities	100,081	157,753

Net Increase in cash and cash equivalents	(563,862)	32,303

Cash and cash equivalents, Beginning of Period	3,078,339	49,780

Cash and cash equivalents, End of Period	2,514,478	82,083

Non-cash transactions - Accrued interest on Notes Payable	31,750	-
Non-cash transactions - Accrued interest on Notes Receivable	12,000
Non-cash transactions - Adjustment of Tradeable Securities	-	4,834
Non-cash transactions - Issuance of shares against a Note Payable	71,736
Non-cash transactions - Issuance of shares for Services	212,000	41,200

See accompanying notes to condensed consolidated financial statements.

FOREX INTERNATIONAL TRADING CORP.
MARCH 31, 2011
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1
History and Organization of the Company
Forex International Trading Corp. and its subsidiaries and/or variable interests (“Forex”, “FXIT”, or the “Company”), a Nevada corporation, is principally engaged via its subsidiaries and/or affiliates in offering foreign currency market trading to non US residents, professionals and retail clients over its web-based trading systems.

Shares in the Company are currently listed for trading on the Over the Counter Bulletin Board listings (OTCBB: FXIT). The Company’s headquarters and operating offices are located in New York, NY. The CUSIP number for the Company is 34631J104 and The ISIA number is – US34631J1043.

The Company maintains a corporate website under the domain www.forex-international-trading.com .

Overview
The Company was incorporated on July 22, 2009 as a development stage company under the laws of the State of Nevada. On September 9, 2009 the Company filed Form S-1 Registration Statement  for registration of securities under the Securities Act of 1933 with the SEC, which became effective on March 5, 2010.

On March 24, 2010 the Company incorporated its wholly-owned subsidiary in the State of Israel under the name: FOREX INTERNATIONAL TRADING CORP M.S. LTD – Company number 514424985 (“Forex Sub”). To date, Forex Sub has not commenced operations, and only accepts bank deposits on behalf of investors, as authorized by the Company.
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

On July 29, 2010, Stewart Reich was elected as a member of the Board of Directors of the Company.   Mr. Reich was initially to receive on an annual basis at the commencement of each term shares of common stock of the Company registered on a Form S-8 Registration Statement equal to $6,000 divided by the Company’s market price discounted by 25%.

On August 5, 2010, Mr. William Glass was elected as members of the Board of Directors of the Company, which such appointment was accepted by Mr. Glass on August 9, 2010.   Mr. Glass was initially to receive, on an annual basis at the commencement of each term, shares of common stock of the Company registered on a Form S-8 Registration Statement equal to $6,000 divided by the Company’s market price discounted by 25%.

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

On November 17, 2010, the Company entered into a Share Exchange Agreement (the “APH Agreement”) with AP Holdings Limited (“APH”) pursuant to which the Company agreed to acquire 17,924 ordinary shares of Triple 8 Limited, a corporation organized under the laws of Cyprus, engaged in the business of operating a Forex trading platform (“Triple”).  The securities acquired from APH represent approximately 45% of the issued and outstanding securities of Triple.   Pursuant to the APH Agreement, in consideration  for the securities of Triple, the Company agreed to issue 36,000,000 shares of common stock of the Company as well as a 6%  Convertible Note in the principal amount of $1,200,000 due February 15, 2011 (the “APH Note”).  On December 30, 2010, the Company and APH entered into an amendment to the APH Agreement whereby the number of shares to be delivered by the Company was reduced from 36,000,000 to 25,000,000.  Further, on December 30, 2010, in order to expedite the transaction and avoid further dilution of the existing shareholders, Medirad Inc. and Rasel Ltd., shareholders of the Company, have agreed to return an aggregate of 70,000,000 shares of common stock to the Company for cancellation upon closing of the APH Agreement.  The above transaction closed on December 30, 2010. As of the date of these financial statements contained herein, the Company was on default on the APH Note.

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

On January 5, 2011, the Company closed private placement memorandum and issued 3,655,635 restricted shares to accredited investors at an aggregate purchase price of $548,345.  The shares of common stock were offered and sold to the investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act. The investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.  Of these shares, 3,466,666 were issued as of December 31, 2010, for an aggregate purchase price of $520,000, and the remaining 188,965 were issued during the first quarter of 2011.

On January 17, 2011 the Company issued to Core Consulting Group (“Core”) 700,000 restricted shares as part of the Company consideration under consulting agreement. Core is serving as the Company Investor relations firm.

On or about January 18, 2011 the Company issued 324,234 common shares pursuant to the Forex Note (See Note 9 below) to AT Limited to offset $71,736 of expenses that were paid in cash.  The note payable to AT Limited was reduced by $71,736 as a result.

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

On February 23, 2011, the Company entered into a Securities Purchase Agreement with Wheatley Asset Management, LLC (“Wheatley”), pursuant to which the Company agreed to acquire fifty percent (50%) of the issued and outstanding membership interest of Wheatley (the “Wheatley Interest”) on a fully diluted basis. In consideration for the Wheatley Interest, the Company agreed to issue and sell to Wheatley 1,125,000 shares of common stock of the Company. Wheatley is a limited liability company organized under the laws of the State of New York with headquarters located at One Grand Central Place. Wheatley is an NFA Registered Introducing Broker (IB), Forex Firm and Commodity Trading Adviser (CTA).   On February 23, 2011, the Company entered into additional Securities Purchase Agreement with Forex NYC, pursuant to which the Company agreed to acquire an additional thirty percent (30%) of the issued and outstanding membership interest of Forex NYC (the “FNYC Interest”) on a fully diluted basis. In consideration for the additional FNYC Interest, the Company agreed to issue and sell to Forex NYC 675,000 shares of common stock of the Company.  A dispute has arisen between the Company and Wheatley and Forex NYC.  Due to the failure of Wheatley and Forex NYC to deliver the required audited financial statements prepared in accordance with US GAAP, it is the Company’s position that the agreements entered February 23, 2011 are void and, as a result, the closings of such interest in Wheatley and Forex NYC did not occur.  The Company is presently negotiating a settlement with these parties.  There is no guarantee that the Company will be successful in finalizing such settlement.

As part of finalizing the Wheatley and Forex NYC acquisitions, on February 24, 2011 the Company entered into a consulting agreement for M&A activities with Cross Point Capital Advisors (“Cross Point”).  The Company agreed to pay Cross Point a consulting fee of $150,000 in cash plus retainer of $9,500 per month for the next 18 months commencing on April 1, 2011 for bringing the Company M&A-related opportunities, and for structuring and advising the Company on those opportunities, pending the closing of the Wheatley and FOREX NYC transactions.  As a result of the above referenced dispute, the Company has not commenced paying the agreed-upon fees to Cross Point.

The Company defaulted on its note payable to APH in connection with the acquisition of Triple.  The note was due on February 15, 2011, but by settlement agreement between the companies, was amended and extended to mature in June 30, 2011.

On March 28, 2011, the Company’s transfer agent informed the Company that its shares became eligible to be wired electronically via fast transfer method.

On March 28, 2011 the Company approved issuing to William Jordan ("WJ") 10,000 restricted shares as part of the Company consideration under consulting agreement. WJ served as consultant to the Company.

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

Variable Interest Entities
The Company is required to consolidate variable interest entities (“VIE's”), where it is the entity’s primary beneficiary. VIE's are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The primary beneficiary is the party that has exposure to a majority of the expected losses and/or expected residual returns of the VIE.  For the fiscal quarter ended March 31, 2011, the balance sheets and results of operations of FOREX INTERNATIONAL TRADING CORP M.S. LTD, (our wholly owned subsidiary, which is not active in operation and serving as our agent) and Triple were consolidated into these financial statements.

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

Although the Company acquired approximately 45% of Triple at yearend, the Company determined that Triple was a VIE, and that the Company was the primary beneficiary of the VIE’s residual gains and losses.  The Company has therefore consolidated Triple’s financial statements for the first fiscal quarter of 2011 in the financial statements herein.

Loss per Share
Net loss per share is provided in accordance with ASC Codification Topic 260 Section S99-1 and Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  The Company had 2,948,333 dilutive common stock equivalents, such as stock options or warrants as of the date of these financials.

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

Foreign currency translation
The Company considers the United States Dollar (“US Dollar” or "$") to be the functional currency of the Company and its subsidiaries. The reporting currency of the Company is the US Dollar and accordingly, all amounts included in the consolidated financial statements have been presented or translated into US Dollars. For non-US subsidiaries that do not utilize the US Dollar as its functional currency, assets and liabilities are translated to US Dollars at period-end exchange rates, and income and expense items are translated at weighted-average rates of exchange prevailing during the period. Translation adjustments are recorded in “Accumulated other comprehensive income” within stockholders’ equity. Foreign currency transaction gains and losses are included in the consolidated results of operations for the periods presented.

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

Comprehensive Income
SFAS No. 130, Reporting Comprehensive Income, requires a full set of general-purpose financial statements to be expanded to include the reporting of comprehensive income. Comprehensive income is comprised of two components, net income and other comprehensive income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non owner sources. As of March 31, 2011, foreign currency translation adjustments were the only items of other comprehensive income for the Company.

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

Year End
On October 18, 2010, the Board of Directors of Forex the Company approved a change in the Company's fiscal year of July 31 to December 31 (the “Fiscal Year Change”).   The Company filed a transition report on Form 10-Q covering the transition period of August 1, 2010 through December 31, 2010 (the “Transition Period”).  The Company also filed its Form 10-Q for the nine months ended September 30, 2010 accordingly.

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

NOTE 3
Acquisitions and Divestitures
Pursuant to the APH agreement the Company agreed to issue 36,000,000 shares of common stock of the Company as well as a 6%  Convertible Note in the principal amount of $1,200,000 due February 15, 2011 (the “APH Note”).  On December 30, 2010, the Company and APH entered into an amendment to the APH Agreement whereby the number of shares to be delivered by the Company was reduced from 36,000,000 to 25,000,000.  Further, on December 30, 2010, in order to expedite the transaction and avoid further dilution of the existing shareholders, Medirad Inc. and Rasel Ltd., shareholders of the Company, have agreed to return an aggregate of 70,000,000 shares of common stock to the Company for cancellation upon closing of the APH Agreement.  The above transaction closed on December 30, 2010.

Although the Company acquired approximately 45% of Triple at yearend, the Company determined that Triple was a VIE, and that the Company was the primary beneficiary of the VIE’s residual gains and losses.  The Company has therefore consolidated Triple’s financial statements for the first fiscal quarter of 2011 in the financial statements herein.

The following reflects the pro-forma income statement if Triple had been acquired on January 1, 2010, rather than at the end of 2010, and shows the combined income statement for 2010 only (the unaudited, consolidated first quarter of fiscal 2011 is shown in the financial statements):

	A	B
	FXIT	Triple 8	Consolidated
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31, 2010	December 31, 2010	December 31, 2010	July 31, 2010	July 31, 2009
	AUDITED	AUDITED	AUDITED	AUDITED	AUDITED
Total Revenue	148,281	7,450,812	7,599,093	68,916	5,000
Cost of Revenue	-	1,686,371	1,686,371	-	-
Gross Profit	148,281	5,764,441	5,912,722	68,916	5,000
Depreciation & Amortization	105,458	348,209	453,667	6,178	-
Total Other Operating Expenses	434,369	4,532,859	4,967,228	230,135	2,500

Net Profit (Loss) from Operations (EBIT)	(391,546)	883,373	491,827	(167,397)	2,500

Minority interest in Net Profit (Loss) from Operations	-	-	301,893	-	-
Total Interest Expense	(48,108)	(268,507)	(316,615)	(37,907)	-
Pretax Income	(439,654)	614,866	(126,681)	(205,304)	2,500

Net Profit (Loss) after Taxes	(439,654)	547,900	(193,647)	(205,304)	2,500
EBITDA	(286,088)	1,231,582	945,494	(161,219)	2,500
Weighted average number of common shares outstanding
Basic			63,586,666	104,120,000	80,000,000
Diluted			63,586,666	104,120,000	80,000,000

Net Loss per share - basic			(0.00305)	(0.00197)	0.00003
Net Loss per share - fully diluted			(0.00305)	(0.00197)	0.00003

During December 2010 and followed during February 2011 the Company entered into series of agreements to acquire 50% of Wheatley and Forex NYC.  A dispute has arisen between the Company and Wheatley and Forex NYC.  Due to the failure of Wheatley and Forex NYC to deliver the required audited financial statements prepared in accordance with US GAAP, it is the Company’s position that the agreements entered February 23, 2011 are void and, as a result, the closings of such interest in Wheatley and Forex NYC did not occur.  The Company is presently negotiating a settlement with these parties.  There is no guarantee that the Company will be successful in finalizing such settlement. The companies mentioned in this paragraph are not consolidated into these financials, so there is no impact on the financial statements shown herein.

NOTE 4
Short Term Secured Note & Accrued Interest

The Company owes APH on a short-term note payable in the amount of $1,200,000, and $26,800 in accrued interest at 3/31/11, which by settlement agreement between the companies amended and extended to mature in June 30, 2011.  The note and accrued interest are thus classified as a short-term liability on the financial statements included herein reflecting the anticipated extension of maturity. The Note carries 6% annual interest, and is convertible to common shares at $0.20 conversion price per share.

NOTE 5
Property Plant and Equipment, Net

Property Plant and Equipment for the Company consist as the following, as of March 31, 2011 (Audited):

FXIT
			Purchase
		Useful Life	Price

	Computers and equipment	3	11,025
	Furniture	7	9,430
	Leasehold Improvments	3	40,732

	Total cost		61,187
	Accumulated depreciation and amortization		44,225
	Property Plant and Equipment, Net		16,963

Triple 8
			Purchase
		Useful Life	Price

	Computers	3	149,206
	Software license and development	5	2,774,866
	Furniture and equipment	7	219,270
	Leasehold Improvements	10	76,531
	Vehicle	5	7,362

	Total cost		3,227,235
	Accumulated depreciation and amortization		552,238
	Property Plant and Equipment, Net		2,674,997

NOTE 6
Other Assets and Goodwill:

Gold Project JV
The Company entered into a joint venture with a third party to obtain exploring and exporting gold license from the Republic of Ghana. The Company utilized its contacts, know-how and expertise to obtain the desire licensing. After the end of the year, it was decided, based on the results of findings gathered in due diligence, to put the development of the joint venture on hold indefinitely, and as such all accrued costs were amortized in the 2010 financial statements.

Capitalization of Offering Costs
The Company determined that it had booked certain costs associated with its offering (mostly legal expenses, and expenses associated with producing its financial statements) as expenses in error, which caused a restatement of the financials in 2010.  The net amount to be capitalized is $50,626.

Debt Discount on Convertible Note, Net
The Company recognizes a debt discount for the difference in the face value of the A.T. Limited Notes (“ATL notes”) issued and received by the Company: $100,000. Said Note Discount will be amortized over the life of the Company note: two years. The current portion of Note Discount was presented as current assets, while the remaining long term balance was presented in Other Assets.

Acquisition of 20% of FOREX NYC
On December 18, 2010, the “Company entered into a Securities Purchase Agreement with Forex NYC pursuant to which the Company acquired 20% of the issued and outstanding  equity of FNYC Interest on a fully diluted basis.  In consideration for the FNYC Interest, the Company issued and sold to Forex NYC 1,000,000 shares of common stock of the Company, at a valuation of $200,000.  Forex NYC is a limited liability company organized under the laws of the State of New York with headquarters located at One Grand Central Place. Forex NYC is a based Forex investment training facility.

Acquisition of approximately 45% of Triple 8 Limited
On November 17, 2010, the Company entered into the APH Agreement with APH, as detailed in footnotes  above.  The goodwill recorded in the transaction was $26,594,710.  As part of its due diligence process, the Company hired an outside firm to conduct a fairness opinion on the valuation of Triple.  One of the methods employed by that firm for assessing the fairness of the transaction to the Company was the Net Adjusted Asset method, which assumes as its premise that the fair market value of the assets is equal to the cost and book value of those assets.  Triple’s balance sheet was audited at 12/31/10 by a separate audit firm, and it was determined that no additional write-up (or write-down) to the value of the assets and liabilities of Triple was needed to bring those assets and liabilities from audited book value to fair market value, because there was only one buyer for those assets, and the assets, particularly the Property Plant and Equipment, had a very specific use.  Therefore, the premium in purchase price over the approximately 45% of book value of the net assets acquired was allocated entirely to goodwill.

The Company will assess impairments to goodwill on a quarterly basis.  To assess possible impairments, we will assess differences between budget to actual on several key operating metrics, including growth in accounts net of churn, and also trading volume on the Triple trading platform.  The Company will also assess, on a periodic basis, significant changes in the volatility of Company stock, which could change the Company’s theoretical cost of equity through the so-called “beta” coefficient, given that Company stock was the currency used for the purchase of the interest in Triple.

White Label License & Websites, Net
On April 19, 2010, the Company entered into a Software Licensing Agreement with Triple which was dated April 12, 2010 whereby the Company will license Triple’s proprietary trading software (the “Software”) for the purpose of developing a Forex Trading Platform and introducing prospective clients (“End Users”).  Triple created a website for the Company, which was funded by the Company at a cost of $50,000 (the “Setup Fee”).  Upon the Company and Triple 8 generating $100,000 in revenue under the agreement, the Company will be reimbursed 50% of the Setup Fee ($25,000).  The Company will receive 30% of the net profit generated from End Users, which will be increased to 50% in the event that the monthly volume generated by the Company is in excess of $250 million. Said agreement with Triple is considered by the Company as a mid-term-solution and in order to examine the system closely, the Company evaluate the platforms capabilities and flexibility to create a custom trading platform for the Company’s FUTURE clients.  While the Company is developing its own custom software platform, it began operating said affiliate program with Triple ’s existing trading platform. The custom platform will be designed to help clients evaluate risk not only on a per trade basis, but also from a portfolio perspective.  The Company will then add additional features to their platform such as: (i) Easy deposit and withdrawal or funds transfers between existing banking/investment accounts; (ii) Total portfolio integration of client’s currency accounts with other investment accounts; and (iii) Detailed real time calculations of profits and losses, among others. As disclosed before, costs of software acquired along with payroll costs and consulting fees relating to the development of internal use software, including that used to provide internet solutions, are capitalized.  Once the software is placed in service, the costs are amortized over the estimated useful life. As the Company treating said agreement as a midterm evaluation tool, no amortization was recorded on said costs.

Goodwill from the acquisition of Triple is $26,594,710.

Total Other Assets as presented in the Balance Sheet, is as follows, as of March 31, 2011 (Un-Audited):

Description	31-March 2011
Un-Audited
US$
Capitalization of offering costs	50,626
Acquisition of 20% of FOREX NYC	200,000
Debt Discount on Convertible Note, Net	25,890
White Label License & Websites	70,920
Total	347,436

NOTE 7
Accounts Payable
As of March 31, 2011 the Company owes $4,583,040 in payables and accrued expenses, of which $1,200,000 is owed to third party for capitalization of software expenses.

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
Long-term Convertible Notes Payable:
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

On March 2, 2011 the Company and Rasel agreed to extend the maturity of all notes to December 31, 2012 in consideration of adding a conversion feature to said note with either a 5% discount to the market price or a fixed price of $0.60. Said extension of maturity was agreed to be effective as of December 30, 2010.

The accrued balance of the notes including interest as of March 31, 2011 is $131,798.

AT Limited – Convertible Note & Accrued Interest
On July 8, 2010, the Company issued a Convertible Promissory Note to A.T. Limited (“ATL”) in aggregate principal amounts of $500,000 (the “Forex Note”).  In consideration for the Company issuing the ATL Note, ATL issued the Company a Secured and Collateralized Promissory Note in the principle amount of $400,000 (the “ATL Note”).

The Forex Note bears interest at 10%, matures two years from the date of issuance and is convertible into our common stock, at ATL’s option, at a conversion price of $0.20 subject to adjustment.  On the 21st trading day following each conversion, the number of shares of common stock issuable to ATL pursuant to the Forex Note shall be adjusted such that the aggregate number of shares of common stock issuable to ATL is equal to the amount converted divided by 75% of the average of the three lowest closing bid prices during the 20 trading days following delivery of the shares of common stock upon the initial conversion.  Concurrent with the conversion of the Forex Note, ATL must make a payment to the Company reducing a pro rata amount owed to the Company under the ATL Note.  As of July 12, 2010, the Company is received a trading symbol (FXIT) but has not commenced trading.  Based on a fixed conversion price of $0.20, the Forex Note in the aggregate amount of $500,000, excluding interest, is convertible into 2,500,000 shares of our common stock.  ATL has agreed to restrict their ability to convert the Forex Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

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

The accrued balance of the Forex note including interest as of March 31, 2011 is $464,874.  The balance of the note was reduced by the Prepaid Amount when the Company paid the Prepaid Amount by issuing 324,324 shares.

NOTE 10
Stockholders’ Equity
The Company was authorized to issue 400,000,000 shares of its $0.00001 par value common stock and 20,000,000 shares of its $0.00001 par value preferred stock as of March 31, 2011.

On July 22, 2009 the Company issued 40,000,000 shares of its $0.00001 par value common stock to Medirad Inc. and 40,000,000 shares of its $0.00001 par value common stock to Rasel Ltd.   Shares were issued at par with no Additional Paid In Capital for a total of $800.

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

On or around January 5, 2011, the Company issued 3,655,631 restricted shares to accredited investors at an aggregate purchase price of $548,345.  The shares of common stock were offered and sold to the investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act.  The investors are accredited investors as defined in Tule 501 of Regulation D promulgated under the Securities Act.

On January 17, 2011 the Company issued to Core Consulting Group (“Core”) 700,000 restricted shares as part of the Company consideration under consulting agreement. Core is serving as the Company’s Investor relations firm

On January 27, 2011, the Company issued 324,234 shares to AT Limited for certain draws on a note to pay expenses  in the amount of $71,736.  The note payable balance to AT Limited was reduced by the amount of those prepaid expenses.

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

Lease Agreement
The Company’s headquarters located at 49 Front Street, Suite 206, Rockville Centre, New York 11570, and its operations office is located at1061 ½ N Spaulding Ave., West Hollywood, CA 90046.

The Company leases two (2) virtual offices in Las Vegas NV, and in Dallas TX paying about $250 per month for each virtual office.

Acquisition of 45% of Triple 8 Limited
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

Although the Company acquired approximately 45% of Triple at yearend, the Company determined that Triple was a VIE, and that the Company was the primary beneficiary of the VIE’s residual gains and losses, because it gained de-facto control of the Company’s operations through the appointment of one of its employees as the sole director of the VIE.  The Company has therefore consolidated Triple’s financial statements for the first fiscal quarter of 2011 in the financial statements herein.

The Company defaulted on its note payable to APH in connection with the acquisition of Triple.  The note was due on February 15, 2011, but by settlement agreement between the companies was amended and extended to mature in June 30, 2011 (see Subsequent Events).

Nexus LOI
On February 7, 2011, the Company entered into a Letter of Intent ("LOI") to acquire up to 40.1% equity interest (the “Interest”) in Nexus Capital Ltd. (“Nexus”), a U.K. regulated investment advisory firm. On March 30, 2011, the LOI was terminated by the Parties.

Pending Acquisitions
On December 18, 2010, the Company entered into a Securities Purchase Agreement with Forex NYC pursuant to which the Company acquired 20% of the issued and outstanding equity of FNYC Interest on a fully diluted basis.  In consideration for the FNYC Interest, the Company issued and sold to Forex NYC 1,000,000 shares of common stock of the Company, at a valuation of $200,000.  On February 23, 2011, the Company entered into an additional Securities Purchase Agreement with Forex NYC, pursuant to which the Company agreed to acquire additional thirty percent (30%) of the issued and outstanding membership interest of Forex NYC (the “FNYC Interest”) on a fully diluted basis. In consideration for the additional FNYC Interest, the Company agreed to issue and sell to Forex NYC 675,000 shares of common stock of the Company. Forex NYC is a limited liability company organized under the laws of the State of New York with headquarters located at One Grand Central Place. Forex NYC is a based Forex investment training facility.

On February 23, 2011, the Company entered into a Securities Purchase Agreement with Wheatley Asset Management, LLC (“Wheatley”), pursuant to which the Company agreed to acquire fifty percent (50%) of the issued and outstanding membership interest of Wheatley (the “Wheatley Interest”) on a fully diluted basis. In consideration for the Wheatley Interest, the Company agreed to issue and sell to Wheatley 1,125,000 shares of common stock of the Company. Wheatley is a limited liability company organized under the laws of the State of New York with headquarters located at One Grand Central Place. Wheatley is an NFA Registered Introducing Broker (IB), Forex Firm and Commodity Trading Adviser (CTA).  On February 23, 2011, the Company entered into additional Securities Purchase Agreement with Forex NYC, pursuant to which the Company agreed to acquire an additional thirty percent (30%) of the issued and outstanding membership interest of Forex NYC (the “FNYC Interest”) on a fully diluted basis. In consideration for the additional FNYC Interest, the Company agreed to issue and sell to Forex NYC 675,000 shares of common stock of the Company.  A dispute has arisen between the Company and Wheatley and Forex NYC.  Due to the failure of Wheatley and Forex NYC to deliver the required audited financial statements prepared in accordance with US GAAP, it is the Company’s position that the agreements entered February 23, 2011 are void and, as a result, the closings of such interest in Wheatley and Forex NYC did not occur.  The Company is presently negotiating a settlement with these parties.  There is no guarantee that the Company will be successful in finalizing such settlement.

As part of finalizing the Wheatley and Forex NYC acquisitions, on February 24, 2011 the Company entered into a consulting agreement for M&A activities with Cross Point Capital Advisors (“Cross Point”).  The Company agreed to pay Cross Point a consulting fee of $150,000 in cash plus retainer of $9,500 per month for the next 18 months commencing on April 1, 2011 for bringing the Company M&A-related opportunities, and for structuring and advising the Company on those opportunities, pending the closing of the Wheatley and FOREX NYC transactions.  As a result of the above referenced dispute, the Company has not commenced paying the agreed-upon fees to Cross Point.

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

NOTE 13
Related Parties Transactions
Per the Dunckel Agreement whereby the Company is  employing Dunckel as its Chief Executive Officer, the Company accrued $43,600 as salary and related compensation for the three months ended on March 31, 2011.

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

Rasel, LTD - Affiliated Party during 2010 - On October 6, 2009 the Company signed a Note Payable for $25,000 payable to RASEL, LTD (“Rasel”) (an affiliated entity during 2010) due on October 6, 2010 at 4% per annum.   The proceeds were used to pay for half of an existing Accounts Payable to Stephen Fleming for legal fees incurred at the Company’s inception. On October 20, 2009 the Company signed a Note Payable for $50,000 payable to Rasel (a Company Shareholder) due on October 20, 2010 at 4% per annum.   These proceeds were used to pay for startup costs, audit fees and future expenses. On January 22, 2010 the Company signed a Note Payable for $50,000 payable to Rasel (a Company Shareholder) due on October 30, 2011 at 4% per annum.   These proceeds will be used for working capital and future expenses. On January 22, 2010 the Company signed an amendment to extend the maturity date of the Promissory Notes in the amount of $50,000 and $25,000 dated October 6, 2009 and October 20, 2009, respectively, to October 30, 2011. On March 2, 2011 the Company and Rasel agreed to extend the maturity of all notes to December 31, 2012 in consideration of adding a conversion feature to said note with either a 5% discount to the market price or a fixed price of $0.60. Said extension of maturity was agreed to be effective as of December 30, 2010, the accrued balance of the notes including interest as of March 31, 2011 is $131,798.

NOTE 14
Earnings per share
Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the quarter.  Diluted net loss per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock.  At March 31, 2011 and April 30, 2010, , there were 8,708,333 and 0 potentially dilutive common stock equivalents, respectively.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share.

Below is a reconciliation of earnings (loss) per share and weighted average common shares outstanding for purposes of calculating basic and diluted earnings (loss) per share:

		Unconsolidated
	Consolidated Quarter Ended	Third Fiscal Quarter Ended	Unconsolidated Year Ended
	3/31/2011	4/30/2010	July 31, 2009
	UNAUDITED	UNAUDITED	AUDITED
Weighted average number of common shares outstanding
Basic	63,826,663	84,120,000	80,000,000
Diluted	63,826,663	84,120,000	80,000,000
Net Loss per share - basic	$(0.0067)	$(0.0019)	$0.0000
Net Loss per share - fully diluted	$(0.0067)	$(0.0019)	$0.0000

NOTE 15
Subsequent Events
On April 5, 2011, the Company entered into a Share Exchange Agreement with H.A.M. Group Limited (“HAM”) pursuant to which it acquired 1,996 ordinary shares of Triple from HAM representing 5% of the issued and outstanding ordinary shares of Triple.  After taking into account the effect of this Agreement with HAM, the Company presently owns approximately 50% of Triple.  In consideration of the shares, the Company issued HAM 12,000 shares of Series A Preferred Stock and a 6% Convertible Debenture due June 30, 2011 for the amount of $600,000 (the “HAM Note”).  The Series A Preferred Stock has a stated value of $100 per share and is convertible into our common stock at a conversion price of $0.30 per share representing 4,000,000 shares of common stock.  Further, the Series A Preferred Stock votes on an as converted basis multiplied by three and carries standard anti-dilution rights.  The Series A Preferred Stock does not carry preferential liquidation rights.  The HAM Note is convertible into shares of common stock at a conversion price of $0.20 per share.

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

On or about May 4, 2011, Mr. Michael Weissman notified the Company on potential defaults associated with the agreements the Company entered with Wheatley and/or Forex NYC. The Company’s position is that Mr. Weissman, Forex NYC and Wheatley are in default with the agreements it entered with the Company, which includes the material breach by failing to  provide audited financial statements prepared in accordance with US GAAP and membership certificates. On May 9, 2011, Mr. Weissman resigned as vice president from the Company effective immediately. Mr. Weissman verbally notified the Company that he sold certificate number 213 representing 1,000,000 shares issued to Forex NYC.  The Company does not believe this sale is valid as this certificate is an asset of Forex NYC, and cannot be sold without the consent of Forex NYC. The Company and Mr. Weissman have entered negotiations to try and resolve the issues.

On April 25, 2011, the Company issued a press release announcing that its Board of Directors has approved a share repurchase program as of April 25, 2011. Under the program, the Company is authorized to purchase up to 1,000,000 of its shares of common stock in open market transactions at the discretion of management. All stock repurchases will be subject to the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended and other rules that govern such purchases. As of the date of this filing, the Company repurchased in the open market 28,000 of its shares, which will be returned to treasury.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

General Overview

Forex was formed with the express intent of providing online trading services to retail customers giving them access to online foreign currency trading.  We offer online trading services to non US residents, professional and retail clients over a web-based live and real-time proprietary trading system.  The Company corporate website is: www.forex-international-trading.com .   The  website is currently under further development and construction and modifications may apply.  The Company is incorporated in the State of Nevada, and its corporate headquarters and principal offices are located in New York, NY.

2011 and 2010 Results of Operations:

This section of the report should be read together with Notes of the Company’s restated consolidated financials as well as the disclosures in this filing.

The consolidated statements of operations for the quarter ended March 31, 2011 is compared to the unconsolidated third fiscal quarter ended April 30, 2010 (subject to the above description) in the sections below.  In 2010, the fiscal year for the Company changed from July 31 to December 31.  Due to this change, and to the fact that the Company has consolidated the results of Triple in the first quarter ended March 31, 2011, the periods are not comparable.

Revenues
The following table summarizes our revenues for the quarters ended March 31, 2011 and April 30, 2010:

Quarters ended March 31, 2011 and April 30, 2010, respectively	2011	2010
Total revenues	$3,192,465	$0

The increase in revenues is attributed to the commencement of our trading platform in May 2010 for clients outside the US, and the consolidation of Triple 8 Limited.

The following table summarizes our cost of revenues for the quarters ended March 31, 2011 and April 30, 2010:

Quarters ended March 31, 2011 and April 30, 2010, respectively	2011	2010
Total cost of revenues	$601,832	$0

The increase in cost of revenues stems from the consolidation in the first quarter of 2011 of Triple 8 Limited.

Operating Expenses
The following table summarizes our operating expenses for the quarters ended March 31, 2011 and April 30, 2010:

Quarters ended March 31, 2011 and April 30, 2010, respectively	2011	2010
Total operating expenses	$2,462,016	$152,049

The increase in operating expenses is attributed to the commencement of our trading platform in May 2010 for clients outside the US, and the consolidation of Triple 8 Limited in the first quarter of 2011.

Net interest income (expense)
The following table summarizes our net interest income for the quarters ended March 31, 2011 and April 30, 2010:

Quarters ended March 31, 2011 and April 30, 2010, respectively	2011	2010
Interest income	$15,031	$(2,529)
Interest expense	$(154,435)	$(4,834)
Net interest expense	$(139,404)	$(7,363)

The increase in interest expense is attributed to the consolidation of Triple 8 in the first fiscal quarter of 2011.

Liquidity and Capital Resources
As of March 31, 2011, our cash, cash equivalents were $2,514,478 (at December 31, 2010, our cash and cash equivalents were $3,078,339), a decrease of approximately $563,861. The decrease in our cash and cash equivalents is primarily the result of operating our business, and an investment in the fixed assets of Triple.  In our financial statements included herein, we have consolidated the financial statements of Triple with ours for the fiscal quarter ended March 31, 2011; thus, the first fiscal quarter is not comparable to the third fiscal quarter ended April 30, 2010, which does not reflect that consolidation.

Cash flow used by operating activities for the March 31, 2011 was $740,686, and cash flow used by operating activities during the period ended April 30, 2010 was $107,192.  Cash flow used by investing activities for the quarter ended March 31, 2011 was $2,204,628, and cash flow used by investing activities for the period ended April 30, 2010 in 2009 was $18,258.  Cash provided by financing activities in the quarter ended March 31, 2011 was $900,081, and reflects issuances of stock for the Prepaid Amount of the ATL Note and cash flow provided by financing activities was $157,753 for the quarter ended April 30, 2010. During the first quarter of 2011, FXIT completed a private placement in the amount of $548,345, of which $520,000 was completed during the fourth  quarter of 2010.

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

On March 2, 2011 the Company and Rasel agreed to extend the maturity of all notes to December 31, 2012 in consideration of adding a conversion feature to said note with either a 5% discount to the market price or a fixed price of $0.60. Said extension of maturity was agreed to be effective as of December 30, 2010,

The accrued balance of the notes including interest as of March 31, 2011 is $131,798.

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

The accrued balance of the Forex note including interest as of March 31, 2011 is $464,874.  The balance of the note was reduced by the Prepaid Amount when the Company paid the Prepaid Amount by issuing 324,324 shares.

Dividends
The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since the Date of Inception.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the applicable period to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective for the reporting period ending March 31, 2011.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.  Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  Except as set forth below, we are currently unaware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

On February 23, 2011, the Company entered into a Securities Purchase Agreement with Wheatley Asset Management, LLC (“Wheatley”), pursuant to which the Company to acquire fifty percent (50%) of the issued and outstanding  membership interest of Wheatley (the “Wheatley Interest”) on a fully diluted basis. In consideration for the Wheatley Interest, the Company agreed to issue and sell to Wheatley 1,125,000 shares of common stock of the Company. Wheatley is a limited liability company organized under the laws of the State of New York with headquarters located at One Grand Central Place. Wheatley is an NFA Registered Introducing Broker (IB), Forex Firm and Commodity Trading Adviser (CTA).   On February 23, 2011, the Company entered into additional Securities Purchase Agreement with Forex NYC, pursuant to which the Company agreed to acquire an additional thirty percent (30%) of the issued and outstanding membership interest of Forex NYC (the “FNYC Interest”) on a fully diluted basis. In consideration for the additional FNYC Interest, the Company agreed to issue and sell to Forex NYC 675,000 shares of common stock of the Company.  A dispute has arisen between the Company and Wheatley and Forex NYC.  Due to the failure of Wheatley and Forex NYC to deliver the required audited financial statements prepared in accordance with US GAAP, it is the Company’s position that the agreements entered February 23, 2011 are void and, as a result, the closings of such interest in Wheatley and Forex NYC did not occur.  The Company is presently negotiating a settlement with these parties.  There is no guarantee that the Company will be successful in finalizing such settlement.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Issuances of Unregistered Securities

On February 23, 2011, the Company entered into additional Securities Purchase Agreement with Forex NYC, pursuant to which the Company agreed to acquire an additional thirty percent (30%) of the issued and outstanding membership interest of Forex NYC (the “FNYC Interest”) on a fully diluted basis. In consideration for the additional FNYC Interest, the Company agreed to issue and sell to Forex NYC 675,000 shares of common stock of the Company. – See Legal Proceedings.

On or around January 5, 2011, the Company closed private placement memorandum and issued 3,655,631 restricted shares to accredited investors at an aggregate purchase price of $548,345.

On January 17, 2011 the Company issued to Core Consulting Group (“Core”) 700,000 restricted shares as part of the Company consideration under consulting agreement. Core is serving as the Company’s Investor relations firm.

On January 27, 2011, the Company issued 324,234 shares to AT Limited for certain prepaid expenses in the amount of $71,736.  The note payable balance to AT Limited was reduced by the amount of those prepaid expenses.

On February 23, 2011, the Company entered into a Securities Purchase Agreement with Wheatley, pursuant to which the Company agreed to issued and sell to Wheatley 1,125,000 shares of common stock of the Company in consideration of a 50% interest in Wheatley. See Legal Proceedings.

On March 28, 2011 the Company approved issuing to William Jordan ("WJ") 10,000 restricted shares as part of the Company consideration under consulting agreement. WJ served as consultant to the Company.

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

On July 29, 2010, Anita Atias and Stewart Reich were elected as members of the Board of Directors of the Company.  On August 5, 2010, Mr. William Glass was elected as a member of the Board of Directors.  Mr. Reich and Mr. Glass were each to initially receive on an annual basis at the commencement of each term shares of common stock of the Company registered on a Form S-8 Registration Statement equal to $6,000 divided by the Company’s market price discounted by 25%.  Mrs. Atias has since resigned from the Board due to a conflict of interest.

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

Repurchase of Equity Securities by the Issuer

On April 25, 2011, the Company issued a press release announcing that its Board of Directors has approved a share repurchase program as of April 25, 2011. Under the program, the Company is authorized to purchase up to 1,000,000 of its shares of common stock in open market transactions at the discretion of management. All stock repurchases will be subject to the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended and other rules that govern such purchases. As of the date of this filing, the Company repurchased in the open market 28,000 of its shares, which will be returned to treasury. None of the securities were repurchased during the quarter ended March 31, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

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

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation of Forex International Trading Corp. (6)

3.2	Bylaws of Forex International Trading Corp. (6)

3.3	Certificate of Designation for Series A Preferred Stock (14)

4.1	Convertible Promissory Note issued by the Company to A.T. Limited dated July 8, 2010 (3)

4.2	Secured and Collateralized Promissory Note issued by A.T. Limited to the Company dated July 8, 2010 (3)

4.3	Collateral and Security Agreement by and between Forex International Trading Group and A.T. Limited dated July 7, 2010 (3)

4.4	Promissory Note issued to Rasel Ltd. Dated October 6, 2009(7)

4.5	Promissory Note issued to Rasel Ltd. Dated October 20, 2009 (7)

4.6	Letter Agreement between Rasel Ltd. and Forex International Trading Corp. dated January 22, 2011 (8)

4.7	Letter Agreement by and between Forex International Trading Group and A.T. Limited dated November 8, 2010(9)

4.8	6% Convertible Note issued to AP Holdings Limited (11)

4.9	6% Convertible Debenture issued to HAM Group Limited dated April 5, 2011 (14)

10.1	Software Licensing Agreement dated April 12, 2010, by and between Forex International Trading Corp and Triple 8 Limited (1)

10.2	Employment Agreement dated April 23, 2010, by and between Forex International Trading Corp and Darren Dunckel (2)

10.3	Letter Agreement by and between Forex International Trading Corp. and Anita Atias, dated July 29, 2010 (4)

10.4	Letter Agreement by and between Forex International Trading Corp. and Stewart Reich, dated July 29, 2010 (4)

10.5	Letter Agreement by and between Forex International Trading Corp. and Mr. William Glass, dated August 6, 2010 (5)

10.6	Share Exchange Agreement by and between Forex International Trading Corp. and AP Holdings Limited (10)

10.7	Letter Agreement by and between Forex International Trading Corp., AP Holdings Limited, Medirad Inc. and Rasel Ltd. (11)

10.8	Form of Securities Purchase Agreement by and between Forex International Trading Corp. and Forex New York City, LLC (12)

10.9	Form of Securities Purchase Agreement by and between Forex International Trading Corp. And Wheatley Asset Management , LLC(12)

10.10	Letter Amendment by and between Forex International Trading Corp. and William Glass, dated March 4, 2011 (13)

10.11	Letter Amendment by and between Forex International Trading Corp. and Stewart Reich, dated March 4, 2011 (13)

10.12	Employment Agreement by and between Forex International Trading Corp. and Liat Franco, dated March 7, 2011 (13)

10.13	Agreement between Forex International Trading Corp. and AP Holdings Limited dated April 5, 2011

10.14	Conversion Agreement between Mladen Poropat and Forex International Trading Corp. dated April 5, 2011 (14)

10.15	Share Exchange Agreement between Forex International Trading Corp. and HAM Group Limited dated April 5, 2011 (14)

21.1	List of Subsidiaries

31.1	Certification of Chief Executive and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Form of Securities Purchase Agreement by and between Forex International Trading Corp. and Forex New York City, LLC (10)

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2010
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 28, 2010
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 13, 2010
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 3, 2010
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 9, 2010
(6)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 9, 2009.
(7)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on November 2, 2009.
(8)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on January 29, 2010.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 22, 2010
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 17, 2010
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2011
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 2, 2011
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 9, 2011

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

FOREX INTERNATIONAL TRADING CORP. (Registrant)

Date: May 19, 2011	By:	/s/ Darren Dunckel
Darren Dunckel
Chief Executive Officer, President,
Chief Financial Officer and Treasurer
(Principal Financial Accounting and
Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/Darren Dunckel	Darren Dunckel	Director	May 19, 2011
/s/William Glass	William Glass	Director	May 19, 2011

/s/Liat Franco	Liat Franco	Secretary	May 19, 2011

/s/ Stewart Reich	Stewart Reich	Director	May 19, 2011