Form 10-Q
period 2011-06-30
Forex International Trading Corp.
filed 2011-08-17
CIK 1471781

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)
☐	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commissions file number: 333-161795

FOREX INTERNATIONAL TRADING CORP.

(Exact name of registrant as specified in its charter)

Nevada	27-0603137
State or other jurisdiction of	I.R.S. Employer Identification Number
incorporation or organization

49 Front Street, Suite 206, Rockville Centre, New York 11570

(Address of principal executive office)

Issuer's telephone number: 888-333-8075

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.00001 par value	34,584,319
(Class)	(Outstanding at August 22, 2011)

FOREX INTERNATIONAL TRADING CORP.

INDEX
PART I.	Financial Information

Item 1.	Financial Statements (Un-Audited)

	Condensed Consolidated Balance Sheet as of June 30, 2011 (unaudited) and as of December 31, 2010 (audited)	4

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2011(unaudited) and for the three and six months ended January 31, 2010(unconsolidated and unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 (unaudited) and for the six months ended January 31, 2010 (unconsolidated and unaudited)	6
	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4.	Controls and Procedures	29

PART II.	Other Information	29

Signatures		34

PART I.	Financial Information

Item 1.	Financial Statements (Un-Audited)

Management’s Representation of Interim Financial Information

FOREX INTERNATIONAL TRADING CORP. prepared the accompanying financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles may have been shortened or omitted as allowed by such rules and regulations. Management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments that, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2010 included in the Annual Report on Form 10-K, and the associated amendments for the year then ended, as well as footnote 2 to the financial statements: Basis of Consolidation.  The results of operations for the periods presented are not necessarily indicative of the results we expect for the full year, particularly due to contemplated changes in our future filings to discontinue the consolidation of the financial statements of a subsidiary.

FOREX INTERNATIONAL TRADING CORP.
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

	Consolidated	Consolidated
	June 30, 2011	December 31, 2010
	UNAUDITED	AUDITED
Current Assets
Cash and Cash Equivalents	3,696,346	3,078,339
Secured Note and Debt Discount	422,814	473,146
Prepaid Expenses and Accounts Receivable	759,289	188,075
Total Current Assets	4,878,449	3,739,560

Fixed Assets
Property and Equipment, Net	2,634,758	1,442,222
Goodwill	28,169,034	26,594,710
Other Assets	455,415	346,755
TOTAL ASSETS	36,137,656	32,123,247

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	2,122,398	952,771
Client Accounts Liability	3,020,764	2,463,708
Short-term Bank Credit	205,092
Convertible Notes Payable	1,645,370	1,208,800
Total Current Liabilities	6,993,624	4,625,279

Minority Interest	1,072,839	497,361

Long-term Liabilities
Convertible Notes	608,216	654,658
Other Long-term Liabilities	75,000	75,000
Total Long-term Liabilities	683,216	729,658

Commitments and Contingencies	-	-
TOTAL LIABILITIES	8,749,679	5,852,298

Stockholders' Equity:
Preferred Stock - Series A, par value $0.00001, 20,000,000 and 0 shares authorized at 6/30/11 and 12/31/10 respectively; 112,000 and 0 shares outstanding at 6/30/11 and 12/31/10, respectively	2	-
Common Stock - $0.00001 par value - 400,000,000
shares authorized, 34,587,319 shares issued and
outstanding as of 6/30/11; 63,586,666 issued and
outstanding as of 12/31/10	346	636
Treasury Stock	9,623	-
Additional Paid-In Capital	27,953,633	26,760,664
Foreign Currency Adjustment	78,072	-
Accumulated Deficit	(653,699)	(490,351)
TOTAL STOCKHOLDERS' EQUITY	27,387,977	26,270,949
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	36,137,656	32,123,247

See accompanying notes to the unaudited condensed consolidated financial statements.

FOREX INTERNATIONAL TRADING CORP.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Consolidated	Unconsolidated	Consolidated	Unconsolidated
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	6/30/2011	1/31/2010	6/30/2011	1/31/2010
	UNAUDITED	UNAUDITED	UNAUDITED	UNAUDITED
Revenue
Net gain from foreign currency future operations	3,865,455	0	7,043,688	29,500
Consulting & Services	65,061	0	79,293	0
Total Revenue	3,930,516	-	7,122,981	-
Cost of Revenue	891,551	-	1,493,383	-

Gross Profit	3,038,965	-	5,629,598	29,500

Operating Expenses
Salaries	392,078	-	899,793	-
Rent & Office	272,731	-	374,961
Marketing Expenses	1,575,993	-	2,816,133
Professional Fees	(321,747)	3,200	76,253	79,150
Director Fees	15,958		23,458
Filing Fees	9,177	2,288	26,107	3,249
Regulatory and Compliance Expenses	51,606		101,262
Depreciation & Amortization	213,040	-	367,931	-
Travel	17,924	-	50,115
IT Expenses	121,344		228,582
Other Expenses	1,318	-	1,734
Total Other Operating Expenses	2,349,422	5,488	4,966,329	82,399

Minority interest in Net Profit	200,384		439,344	-
Financing Expenses
Interest Income	71,701	-	86,732	-
Interest Expense	(195,506)	(890)	(349,941)	(1,130)
Total Interest Expense	(123,805)	(890)	(263,209)	(1,130)

Pretax Income (Loss)	365,354	(6,378)	(39,284)	(54,029)

Income Taxes	(100,938)	-	(124,064)	-

Net Profit (Loss) after Taxes	264,416	(6,378)	(163,348)	(54,029)
Weighted average number of common shares outstanding
Basic	49,819,537	80,000,000	49,819,537	80,000,000
Diluted	97,750,527	80,000,000	97,750,527	80,000,000

Net Profit (Loss) per share - basic	$0.01	$(0.00)	$(0.00)	$(0.00)
Net Profit (Loss) per share - fully diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

  See accompanying notes to the unaudited condensed consolidated financial statements.

FOREX INTERNATIONAL TRADING CORP.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Consolidated	Unconsolidated
	Six Months Ending	Six Months Ended
	June 30, 2011	January 31, 2010
	UNAUDITED	UNAUDITED
Cash Flows Provided (Used) by Operating Activities
Net Loss	(163,348)	(54,029)

Adjustments to reconcile net loss to
net cash provided (used) by operating activities:
Depreciation & amortization	367,931	-
Minority interest in subsidiary	439,344
Increase (Decrease) on accrued interest on Note	18,986
Increase (Decrease) on accrued interest on other Notes payable	19,918	-
Foreign currency adjustment	(10,274)
Decrease (Increase) in Prepaid Expenses and Accounts Receivable	(571,215)	5,000
Increase (Decrease) in Accounts Payable	131,959	(27,925)
Decrease (Increase) in Secured Note and Debt Discount	50,332
Decrease (Increase) in Accrued Expenses	991,614
Increase (Decrease) in Client Accounts Liability	557,056

Net cash provided (used) by operating activities	1,832,303	(76,954)

Cash Flows used by Investing Activities
Purchase of fixed assets	(1,509,126)
Acquisition of additional 5% of subsidiary	(1,800,000)

Net cash used by investing activities	(3,309,126)	-

Cash Flows From Financing Activities
Retirement of common shares to purchase Triple 8 Limited	(25,800,800)	-
Issuance of Notes Payable to affiliate party		125,934
Issuance of Series A preferred shares to replace common shares	25,800,080	-
Private placement shares	28,345	-
Issuance of shares to reduce Note	71,736	-
Short-term credit from bank	205,092	-
Purchase of shares on open market, returned to Treasury	(9,623)	-
Issuance of Series A preferred shares to purchase additional 5% of subsidiary	1,200,000	-
Issuance of Note to purchase additional 5% of subsidiary	600,000	-

Net cash provided by financing activities	2,094,830	125,934

Net Increase in cash and cash equivalents	618,007	48,980

Cash and cash equivalents, Beginning of Period	3,078,339	800

Cash and cash equivalents, End of Period	3,696,346	49,780

Non-cash transactions - Accrued interest on notes payable	38,904	934
Non-cash transactions - Accrued interest on notes receivable	30,247
Non-cash transactions - Issuance of Preferred Shares Series A	1,200,000
Non-cash transactions - Issuance of Preferred Shares Series A	25,800,080

	3,696,346
	-

See accompanying notes to the unaudited condensed consolidated financial statements.

FOREX INTERNATIONAL TRADING CORP.
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1
History and Organization of the Company

Forex International Trading Corp. and its subsidiaries and/or variable interests (“Forex”, “FXIT”, or the “Company”), a Nevada corporation, is principally engaged via its subsidiaries and/or affiliates in offering foreign currency market trading to non US residents, professionals and retail clients over its web-based trading systems.

The Company’s shares of common stock currently are quoted on the Over the Counter Bulletin Board (OTCBB: FXIT). The Company’s headquarters and operating offices are located in New York, NY. The CUSIP number for the Company is 34631J104 and the ISIN number is – US34631J1043

The Company maintains a corporate website under the domain www.forex-international-trading.com.

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

On November 17, 2010, the Company entered into a Share Exchange Agreement (the “APH Agreement”) with AP Holdings Limited (“APH”) pursuant to which the Company agreed to acquire 17,924 ordinary shares of Triple 8 Limited, a corporation organized under the laws of Cyprus, engaged in the business of operating a Forex trading platform (“Triple”).  The securities acquired from APH represent approximately 45% of the issued and outstanding securities of Triple.   Pursuant to the APH Agreement, in consideration  for the securities of Triple, the Company agreed to issue 36,000,000 shares of common stock of the Company as well as a 6%  Convertible Note in the principal amount of $1,200,000 due February 15, 2011 (the “APH Note”).  On December 30, 2010, the Company and APH entered into an amendment to the APH Agreement whereby the number of shares to be delivered by the Company was reduced from 36,000,000 to 25,000,000.  Further, on December 30, 2010, in order to expedite the transaction and avoid further dilution of the existing shareholders, Medirad Inc. and Rasel Ltd., shareholders of the Company, have agreed to return an aggregate of 70,000,000 shares of common stock to the Company for cancellation upon closing of the APH Agreement.  The above transaction closed on December 30, 2010. The Company defaulted on its note payable to APH in connection with the acquisition of Triple.  The note was due on February 15, 2011, but by settlement agreement between the companies, was amended and extended to mature in June 30, 2011. As of the date of these financial statements contained herein, the Company was on default on the APH Note. The Company been notified by APH that it sold its note to third parties. The Company is in negotiations with APH (for the benefit of the Note Holders) about modification of the APH Note, as it is in default.

On or about December 31, 2010 and January 5, 2011, the Company closed a private placement memorandum and issued 3,655,631 restricted shares to accredited investors at an aggregate purchase price of $548,345.  The shares of common stock were offered and sold to the investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act. The investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.  Of these shares, 3,466,666 were issued as of December 31, 2010, for an aggregate purchase price of $520,000, and the remaining 188,965 were issued during the first quarter of 2011.

On January 17, 2011 the Company issued to Core Consulting Group (“Core”) 700,000 restricted shares as part of the Company consideration under consulting agreement. Core is serving as the Company Investor relations firm. Core’s efforts to build the Company’s brand in the marketplace and raise awareness about the company were treated as a capitalized expense in these financial statements under Other Assets.

On or about January 18, 2011 the Company issued 324,234 common shares pursuant to the Forex Note to AT Limited to offset $71,736 of expenses that were paid in cash.  The note payable to AT Limited was reduced by $71,736 as a result.

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

On February 23, 2011, the Company entered into a Securities Purchase Agreement with Wheatley Asset Management, LLC (“Wheatley”), pursuant to which the Company to acquire fifty percent (50%) of the issued and outstanding   membership interest of Wheatley (the “Wheatley Interest”) on a fully diluted basis. In consideration for the Wheatley Interest, the Company agreed to issue and sell to Wheatley 1,125,000 shares of common stock of the Company. Wheatley is a limited liability company organized under the laws of the State of New York with headquarters located at One Grand Central Place. Wheatley is an NFA Registered Introducing Broker (IB), Forex Firm and Commodity Trading Adviser (CTA).  Prior to that, on December 18, 2010, the Company entered into a Securities Purchase Agreement with Forex New York City, LLC (“Forex NYC”) pursuant to which the Company acquired twenty percent (20%) of the issued and outstanding equity of Forex NYC (the “FNYC Interest”) on a fully diluted basis.  In consideration for the FNYC Interest, the Company issued and sold to Forex NYC 1,000,000 shares of common stock of the Company. On February 23, 2011, the Company entered into additional Securities Purchase Agreement with Forex NYC, pursuant to which the Company agreed to acquire an additional thirty percent (30%) of the issued and outstanding membership interest of Forex NYC (the “FNYC Interest”) on a fully diluted basis. In consideration for the additional FNYC Interest, the Company agreed to issue and sell to Forex NYC 675,000 shares of common stock of the Company.

A dispute has arisen between the Company and Wheatley and Forex NYC.  Due to the failures of Wheatley and Forex NYC to deliver the required conditions under the agreement and especially failure to provide audited financial statements prepared in accordance with US GAAP, it is the Company’s position that the agreements entered February 23, 2011 are void and, as a result, the closings of such interest in Wheatley and Forex NYC did not occur. On or about May 4, 2011, Mr. Michael Weissman notified the Company on potential defaults associated with the agreements the Company entered with Wheatley and/or Forex NYC. The Company’s position is that Mr. Weissman, Forex NYC and Wheatley are in default with the agreements it entered with the Company. On May 9, 2011, Mr. Weissman resigned as vice president from the Company effective immediately. Mr. Weissman verbally notified the Company that he sold certificate number 213 representing 1,000,000 shares issued to Forex NYC.  The Company does not believe this sale is valid as this certificate is an asset of Forex NYC, and cannot be sold without the consent of Forex NYC. The Company and Mr. Weissman have entered negotiations to try and resolve the issues.  As a result of said negotiations, on July 2011, the Company and the Forex NYC and Wheatley parties unwound the above transactions. Forex NYC returned their 1,000,000 shares to the Company for cancellation. Due to the fact that the Company knew that there the shares would be surrendered, the shares have been treated as returned to Treasury Stock at June 30, 2011.

As part of finalizing the Wheatley and Forex NYC acquisitions, on February 24, 2011 the Company entered into a consulting agreement for M&A activities with Cross Point Capital Advisors (“Cross Point”).  The Company agreed to pay Cross Point a consulting fee of $150,000 in cash plus retainer of $9,500 per month for the next 18 months commencing on April 1, 2011 for bringing the Company M&A-related opportunities, and for structuring and advising the Company on those opportunities, pending the closing of the Wheatley and FOREX NYC transactions.  Due to the fact that the Wheatley and FOREX NYC transactions did not close, the Company has not commenced paying the agreed-upon monthly fees to Cross Point. The Company recorded the $150,000 fee, which was paid by the Company as prepaid expenses.

On March 28, 2011 the Company approved issuing to William Jordan ("WJ") 10,000 restricted shares as part of the Company consideration under consulting agreement. WJ served as consultant to the Company.

On April 5, 2011, the Company entered into a Share Exchange Agreement with H.A.M. Group Limited (“HAM”) pursuant to which it acquired 1,996 ordinary shares of Triple from HAM representing 5% of the issued and outstanding ordinary shares of Triple.  After taking into account the effect of this Agreement with HAM, the Company presently owns approximately 49.9% of Triple.  In consideration of the shares, the Company issued HAM 12,000 shares of Series A Preferred Stock and a 6% Convertible Debenture due June 30, 2011 for the amount of $600,000 (the “HAM Note”).  The Series A Preferred Stock has a stated value of $100 per share and is convertible into our common stock at a conversion price of $0.30 per share representing 4,000,000 shares of common stock.  Further, the Series A Preferred Stock votes on an as converted basis multiplied by three and carries standard anti-dilution rights.  The Series A Preferred Stock does not carry preferential liquidation rights.  The Company been notified by HAM that it sold its note to third parties. The Company is in negotiations with HAM (for the benefit of the Note Holders) about modification of the HAM Note, as it’s in default.

On April 5, 2011, the Company and Mladen Poropat, a shareholder of the Company, entered into an agreement whereby the parties agreed to convert the $200,000 6% Convertible Debenture, which was in default and was assigned by APH to Mr. Poropat, into 2,500,000 shares of common stock.

On April 5, 2011, the Company and AP Holdings Limited (“APH”), which owned 33,000,000 shares of common stock and a 6% Convertible Debenture in the amount of $1,000,000, entered into an agreement whereby APH agreed to extend the maturity date of the APH Note from February 15, 2011 to June 30, 2011.  Furthermore, APH agreed that its right to return 16,000,000 shares of common stock to the Company in the issued and outstanding securities of Triple is of no force and effect.  In consideration of the above, the Company agreed to return the 33,000,000 shares of common stock held by APH to treasury and issue APH 100,000 shares of Series A Preferred Stock.  The Series A Preferred Stock has a stated value of $100 per share and is convertible into our common stock at a conversion price of $0.30 per share representing 33,333,333 shares of common stock.  Further, the Series A Preferred Stock votes on an as converted basis and carries standard anti-dilution rights.

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

Dodd-Frank Act - Other Risks
The Company is principally engaged via its subsidiaries and/or affiliates in offering foreign currency market trading to non US residents. As such, the Company has blocked traffic from the US and periodically reviews its client list to make sure that US residents are not trading on its platforms. The Company recently received a notice from the Commodities and Future Trading Commission (“CFTC”) alleging that the Company was offering its services to US residents, in violation of CFTC rules.  As a response to that letter, the Company investigated its operations, and identified about 33 US residents which were able to open accounts during gaps while upgrading the platform, and then closed their accounts and returned their money to them. The platforms were also upgraded to close any loopholes and to block US traffic more tightly.  Due to the fact that the Company has no US-based customers, and has blocked US-based customers, the Company position is that it is not subject to the Dodd-Frank Act. As the Company is having intensive negotiations to potentially acquire an interest in a registered Broker Dealer within the US, it is making the following disclosure:

Under the Dodd-Frank Act, a currency conversion carried out by a Broker Dealer (“BD”) in connection with a securities purchase for a retail customer, could be interpreted as a "financing" due to the settlement risk. As a result, to the extent that the statute was meant to be interpreted in this way, BDs would not be eligible to carry out those conversions for retail customers after July 16, absent Securities and Exchange Commission (“SEC) relief. While a BD could avoid this result by settling the foreign currency conversion T+2 ahead of the T+3 settlement for the security, that approach would impose additional market risk on either the customer or BD, depending upon how the one-day pricing risk was allocated. Although the CEA provides that enumerated regulated entities may act or offer to act as counterparty in retail forex transactions, the Dodd-Frank Act added Section 2(c)(2)(E)[9] to the CEA, which provides that an otherwise regulated entity, such as a bank or BD, for which there is a federal regulator, may not offer or enter into retail forex transactions unless offered pursuant to rules of the applicable federal regulator.[10] The applicable regulator for BDs is the SEC. However, to date, the SEC has not published rules and the staff has informally suggested that the SEC is not likely to do so. As a result, as of July 16, 2011, BDs will no longer be able to effect transactions to purchase or sell currency for their retail customers, unless the currency transaction will be physically settled in two business days or otherwise falls outside the coverage of the CEA (in instances where the transaction is not leveraged, margined, or financed). The CEA does not include exemptions for hedging or de minims transactions. The prohibition on soliciting and transacting in retail forex applies to every type of BD. As a result, clearing firms will not be able to facilitate retail forex trades for customers of their U.S. and foreign correspondents. A correspondent BD would not be allowed to handle execution of retail foreign exchange itself (through its institutional foreign exchange desk) unless the customers are ECPs. BDs that direct retail forex to another entity that is appropriately registered for the business (e.g., Futures commission merchants (“FCM”)) would not be affected. The CFTC's ability to fix this problem is limited. The CFTC is not allowed to regulate or have its rules apply to a BD. The CEA expressly provides that a BD may not qualify to carry out this activity by routing the business through an FCM that is part of the BD. In its forex rules, the CFTC has similarly provided that a BD may not address the problem by dually registering as a Forex Dealer.[11] As a result, unless the SEC acts, retail forex may only be conducted by a regulated entity that is outside of a BD. BDs who currently conduct retail forex transactions for their customers should work with their customers to open separate accounts for the business at an FCM, bank, or Forex Dealer. In terms of legacy transactions, it is not clear whether or not they would continue to be enforceable and legal if carried by the BD. As a result, absent SEC relief, BDs may want to consider novating them to a properly regulated FCM, bank, or Forex Dealer. Investment advisers are also impacted by these rules. Under the CEA and CFTC rules, a person who exercises discretionary authority over a retail forex account carried at an FCM or Forex Dealer must itself register as a CTA.

The CEA excludes from this requirement other regulated entities that are permitted to act as counterparty to retail transactions, but does not exclude registered investment advisers. Since BDs will no longer be a type of authorized entity for such activity, financial advisers and other types of registered investment advisers (RIAs) will no longer be able to advise retail customers on foreign exchange transactions conducted through an FCM or Forex Dealer unless they are licensed as a CTA with the CFTC. To the extent that the retail foreign exchange transactions on which an adviser provides advice are executed through a bank, a discretionary adviser will not be required to register as a CTA.

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

On or around 2010 year end, the Company acquired about 44.9% of Triple.  Although the Company acquired less than 50% of Triple, the Company consolidated Triple into its results, as required by FIN46R due to the fact that the sole director elected to the Board of Directors of UFX (the operating arm of Triple) in connection with the transaction is an employee of FXIT.  it is critical to understand that based on the Israeli law,  which is the relevant jurisdiction under which UFX is incorporated and operates, the sole director (in this case Mr. Offer) has virtually unlimited power, and can direct the operations of UFX (and therefore, Triple) as he and he alone wishes, in accordance with the aims of the Company. Given that there were no other directors on the Board at the time that the Company purchased its minority stake in Triple, it was deemed that the Company gained control of Triple through means that did not involve solely voting control through equity ownership.  In other words, the Company effectively controlled Triple through the election of the sole director in UFX, which director is an employee of FXIT, even though the Company held a minority of the shares in Triple. For the fiscal year ended December 31, 2010, the Company consolidated the balance sheet of Triple only.  Triple’s cash flow and earnings were not consolidated until the subsequent quarter ended March 31, 2011.  In the first quarter of 2011, the Company acquired approximately another 5% of Triple, bringing its total ownership to just fewer than 50% (about 49.9%).

Go-forward accounting treatment – No consolidation per FIN46R, barring the acquisition of an additional interest in Triple
The Company removed  Mr. Danny Offer, FXIT’s employee and the sole director on the UFX board, from that board during July 2011, and will recommend that Triple appoints other suitable director(s) as they see fit, in order to minimize risk to the Company, which is a US-based Company.  Although the Company does not accept and blocks US-based customers, the risk of operating an Offshore-based business presents serious risk to the Company, and has already resulted in scrutiny from the CFTC.

Given that he was the sole director from December 31, to June 30, 2011, and that the second quarter ended on June30, 2011, however, we must, based on FIN46R, continue consolidating Triple’s balance sheet, earnings and cash flow for the second quarter of 2011.

Given that the Company does not own a majority of Triple on an equity basis (the Company currently owns somewhat less than 50% of Triple), however, the Company will not consolidate Triple’s balance sheet, earnings or cash flow in the third quarter of 2011, or going forward beyond that quarter, notwithstanding any event such as acquiring an additional stake in Triple that would push the Company ownership over 50%. In the event that the Company acquires over 50% of Triple, the Company will then consolidate Triple into its financial statements, in accordance with the relevant rules concerning consolidation of subsidiaries.  It is possible that the Company may acquire an additional interest, bringing its equity ownership of Triple over the 50% threshold, and the upshot of that event would be continued consolidation of Triple in the Company’s financial statements.

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

For the fiscal quarter ended June 30, 2011, the balance sheets and results of operations of FOREX INTERNATIONAL TRADING CORP M.S. LTD, (our wholly owned subsidiary, which is not active in operation and serving as our agent) were consolidated into these financial statements.

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

Although the Company acquired approximately 45% of Triple at yearend of the fiscal year ended December 31, 2010, the Company determined that Triple was a VIE, and that the Company was the primary beneficiary of the VIE’s residual gains and losses.  For this and other reasons discussed in the prior section regarding consolidation, the Company has therefore consolidated Triple’s financial statements for the first fiscal quarter of 2011 in the financial statements herein.

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

Treasury Stock
Treasury stock is recorded at cost. Issuance of treasury shares is accounted for on a first-in, first-out basis. Differences between the cost of treasury shares and the re-issuance proceeds are charged to additional paid-in capital.

Share Repurchase Program
On April 25, 2011, the Company issued a press release announcing that its Board of Directors has approved a share repurchase program as of April 25, 2011.  Under the program, the Company is authorized to purchase up to 1,000,000 of its shares of common stock in open market transactions at the discretion of management.  All stock repurchases will be subject to the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended and other rules that govern such purchases. As of June 30, 2011 the Company repurchased 23,500 of its common shares in the open market at a total cost of $9,623, which will be returned to treasury stock.

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

Costs of Debt Discount are amortized over the life of the note that was discounted.

Loss per Share
Net loss per share is provided in accordance with ASC Codification Topic 260 Section S99-1 and Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  The Company had 47,930,990 dilutive common stock equivalents, such as stock options or warrants as of the date of these financials.

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

Comprehensive Income
SFAS No. 130, Reporting Comprehensive Income, requires a full set of general-purpose financial statements to be expanded to include the reporting of comprehensive income. Comprehensive income is comprised of two components, net income and other comprehensive income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non owner sources. As of June 30, 2011, foreign currency translation adjustments were the only items of other comprehensive income for the Company.

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

NOTE 3
Acquisitions
Via a series of agreements, the Company currently owns just less than 50% of Triple. Although the Company acquired approximately 45% of Triple at yearend, the Company determined that Triple was a VIE, and that the Company was the primary beneficiary of the VIE’s residual gains and losses.  In addition, the sole director of Triple was an employee of the Company through June 30, 2011. Therefore, based on applicable  rules and US GAAP, the Company has consolidated Triple’s financial statements for the two fiscal quarters of 2011 in the financial statements herein.

The following reflects the pro-forma income statement if Triple had been acquired on January 1, 2010, rather than at the end of 2010, and shows the combined income statement for 2010 and the first two quarters of 2011:

	Consolidated	Consolidated	Consolidated
	Year Ended	Quarter Ended	Quarter Ended
	December 31, 2010	March 31, 2011	June 30, 2011
	UNAUDITED	UNAUDITED	UNAUDITED
Total Revenue	7,599,093	3,192,465	3,930,516
Cost of Revenue	1,686,371	601,832	891,551

Gross Profit	5,912,722	2,590,633	3,038,965

Net Profit (Loss) from Operations (EBIT)	491,827	(26,274)	689,543

Minority interest in Net Profit from Operations	301,893	238,960	200,384

Net Profit (Loss) after Taxes	(193,647)	(427,764)	264,416
EBITDA	945,494	128,617	902,583
Weighted average number of common shares outstanding
Basic	48,671,963	49,232,234	49,819,537
Diluted	48,671,963	49,232,234	97,750,527

Net Profit (Loss) per share - basic	$(0.00)	$(0.01)	$0.01
Net Profit (Loss) per share - fully diluted	$(0.00)	$(0.01)	$0.00

The following reflects the Company’s standalone earnings over the same period, unconsolidated with those of Triple:

	Unconsolidated	Unconsolidated	Unconsolidated
	Year Ended	Quarter Ended	Quarter Ended
	December 31, 2010	March 31, 2011	June 30, 2011
	AUDITED	UNAUDITED	UNAUDITED
Total Revenue	148,281	616	10,000
Cost of Revenue	-	-	-

Gross Profit	148,281	616	10,000

Net Profit (Loss) from Operations (EBIT)	(391,546)	(602,738)	90,899

Net Profit (Loss) after Taxes	(439,654)	(622,488)	64,831
EBITDA	(286,088)	(602,039)	144,052

Weighted average number of common shares outstanding
Basic	48,671,963	49,232,234	49,819,537
Diluted	48,671,963	49,232,234	97,750,527

Net Standalone Profit (Loss) per share - basic	$(0.01)	$(0.01)	$0.00
Net Standalone Profit (Loss) per share - fully diluted	$(0.01)	$(0.01)	$0.00

Company's share of profits in unconsolidated subsidiary	-	194,724	199,585

Net Profit (Loss) after Taxes, adjusted for profits in unconsolidated subsidiary	(439,654)	(427,764)	264,416

The capitalization of a prior expense in the second quarter of 2011 caused the company to show a profit on an unconsolidated basis in that quarter.

During December 2010 and during February 2011, the Company entered into series of agreements to acquire 50% of Wheatley and Forex NYC.  A dispute has arisen between the Company and Wheatley and Forex NYC.  Due to the failure of Wheatley and Forex NYC to deliver audited financial statements as required at the closing of the transaction, it is therefore the Company’s position that the closing requirements were not met, and that as a result, the transactions were not consummated.  On July 2011, the Company unwound its agreement with Forex NYC, as well as with Wheatley. Forex NYC surrendered their 1,000,000 shares back to the Company. Due to the fact that the Company knew that there the shares would be surrendered, the shares have been treated as returned to Treasury Stock as of June 30, 2011.

NOTE 4
Short Term Secured Note & Accrued Interest

On July 8, 2010, the Company issued a Convertible Promissory Note to A.T. Limited (“ATL”) in aggregate principal amounts of $500,000 (the “Forex Note”).  In consideration for the Company issuing the ATL Note, ATL issued the Company a Secured and Collateralized Promissory Note in the principle amount of $400,000 (the “ATL Note”).

The ATL Note bears interest at the rate of 12% per annum and matures one year from the date of issuance.  No interest or principal payments are required until the maturity date, but both principal and interest may be prepaid prior to maturity date and ATL is required to pay down an amount equal to any amounts converted under the Forex Note.  The ATL Note is secured by shares of common stock of a publicly listed company on foreign Exchanges with an approximate market value of $400,000 (the “ATL Collateral”).  In the event that ATL defaults on the ATL Note, the Company may take possession of the ATL Collateral and, in the event that the ATL Collateral is insufficient to pay the full debt owed under the ATL Note, the Company may pursue further remedies against ATL. During the first 6 months of 2011, ATL advanced to the Company $121,125 which is included in Accounts Payable. The Company, which failed to issue ATL shares per the agreements, and ATL are negotiating the extension of the ATL note.

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

NOTE 5
Property and Equipment, Net

Property Plant and Equipment for the Company consists of the following, as of June 30, 2011(unaudited):

FXIT
			Purchase
		Useful Life	Price

	Computers and equipment	3	11,025
	Furniture	7	9,430
	Leasehold Improvments	3	40,732

	Total cost		61,187
	Accumulated depreciation and amortization		46,037
	Property Plant and Equipment, Net		15,150

Triple 8
			Purchase
		Useful Life	Price

	Computers	3	226,851
	Software license and development	5	2,774,866
	Furniture and equipment	7	242,123
	Leasehold Improvements	10	80,938
	Vehicle	5	7,504

	Total cost		3,332,282
	Accumulated depreciation and amortization		712,674
	Property Plant and Equipment, Net		2,619,608

	Property Plant and Equipment, Net		2,634,758
	Consolidated, unaudited, as of June 30, 2011

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

Capitalization of Offering Costs
The Company determined that it had booked certain costs associated with its offering (mostly legal expenses, and expenses associated with producing its financial statements) as expenses in error, which caused a restatement of the financials in 2010, where the net amount to be capitalized is $50,625 at December 31, 2010 and $410,625 at June 30, 2011.  This amount includes the commitment fee for Centurion Private Equity and $210,000 for brand building and investor relations expense that were erroneously expensed in the prior quarter.

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

Divesting of the Acquisition of 20% of FOREX NYC
On December 18, 2010, the “Company entered into a Securities Purchase Agreement with Forex NYC pursuant to which the Company acquired 20% of the issued and outstanding  equity of FNYC Interest on a fully diluted basis.  In consideration for the FNYC Interest, the Company issued and sold to Forex NYC 1,000,000 shares of common stock of the Company, at a valuation of $200,000.  Forex NYC is a limited liability company organized under the laws of the State of New York with headquarters located at One Grand Central Place. Forex NYC is a based Forex investment training facility. On July 2011, the Company unwound its agreement with Forex NYC, as well as with Wheatley. Forex NYC surrendered their 1,000,000 shares back to the Company. Due to the fact that the Company knew that there the shares would be surrendered, the shares have been treated as returned to Treasury Stock as of June 30, 2011.

Goodwill - Acquisition of Triple 8 Limited
On November 17, 2010, the Company entered into the APH Agreement with APH-.  The goodwill recorded in the transaction was $26,594,710.  As part of its due diligence process, the Company hired an outside firm to conduct a fairness opinion on the valuation of Triple.  One of the methods employed by that firm for assessing the fairness of the transaction to the Company was the Net Adjusted Asset method, which assumes as its premise that the fair market value of the assets is equal to the cost and book value of those assets.  Triple’s balance sheet was audited at December 31, 2010 by a separate auditing firm, and it was determined that no additional write-up (or write-down) to the value of the assets and liabilities of Triple was needed to bring those assets and liabilities from audited book value to fair market value, because there was only one buyer for those assets, and the assets, particularly the Property Plant and Equipment, had a very specific use.  Therefore, the premium in purchase price over the book value of the net assets acquired was allocated entirely to goodwill.

The Company will assess impairments to goodwill on a quarterly basis.  To assess possible impairments, we will assess differences between budget to actual on several key operating metrics, including growth in accounts net of churn, and also trading volume on the Triple trading platform.  The Company will also assess, on a periodic basis, significant changes in the volatility of Company stock, which could change the Company’s theoretical cost of equity through the so-called “beta” coefficient, given that Company stock was the currency used for the purchase of the interest in Triple. The Company does not believe that impairment to the goodwill is warranted as of June 30, 2011.

On or around April 6, 2011, the Company acquired approximately an additional 5% interest in Triple, and booked an additional $1,574,324 in goodwill as a result of that transaction, bringing the total goodwill in connection with Triple to $28,169,034.

White Label License & Websites, Net
On April 19, 2010, the Company entered into a Software Licensing Agreement with Triple which was dated April 12, 2010 whereby the Company will license Triple’s proprietary trading software (the “Software”) for the purpose of developing a Forex Trading Platform and introducing prospective clients (“End Users”).  Triple created a website for the Company, which was funded by the Company at a cost of $50,000 (the “Setup Fee”).  Upon the Company and Triple 8 generating $100,000 in revenue under the agreement, the Company will be reimbursed 50% of the Setup Fee ($25,000).  The Company will receive 30% of the net profit generated from End Users, which will be increased to 50% in the event that the monthly volume generated by the Company is in excess of $250 million. Said agreement with Triple is considered by the Company as a mid-term-solution and in order to examine the system closely, the Company evaluate the platforms capabilities and flexibility to create a custom trading platform for the Company’s FUTURE clients.  While the Company is developing its own custom software platform, it began operating said affiliate program with Triple’s existing trading platform. The custom platform will be designed to help clients evaluate risk not only on a per trade basis, but also from a portfolio perspective.  The Company will then add additional features to their platform such as: (i) Easy deposit and withdrawal or funds transfers between existing banking/investment accounts; (ii) Total portfolio integration of client’s currency accounts with other investment accounts; and (iii) Detailed real time calculations of profits and losses, among others. As disclosed before, costs of software acquired along with payroll costs and consulting fees relating to the development of internal use software, including that used to provide internet solutions, are capitalized.  The costs are amortized over the estimated useful life.

Total Other Assets as presented in the Balance Sheet, is as follows, as of June 30, 2011:

	June 30, 2011	December 31, 2010
	Unaudited	Audited
Capitalization of offering costs	410,625	50,625
Acquisition of 20% of FOREX NYC	-	200,000
Debt Discount on Convertible Note, Net	890	25,890
White Label License & Websites	43,900	70,239
	455,415	346,754

NOTE 7
Accounts Payable and Short Term Convertible Notes
As of June 30, 2011 the Company owes $2,122,398 in payables and accrued expenses.

In connection with the acquisition of just under 50% of Triple, the Company owes APH on a short-term note payable in the principal amount of $1,000,000, and $36,986 in accrued interest, and owes HAM on a short-term note payable in the principal amount of $600,000, and $8,384 in accrued interest.  The notes and accrued interest are classified as a short-term liability on the financial statements included herein reflecting the anticipated extension of maturity (both Notes mature on June 30, 2011 and the Company is in default). The Notes both carry 6% annual interest, and are convertible to common shares. In lieu of default on the Notes (per APH Note second default), APH and HAM notified the Company that they sold their notes to third parties, yet both negotiating with the Company on behalf of the holders settlement of said notes in default. There is no guarantee that the Company and the Note’s holders will reach an amicable settlement.

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

The accrued balance of the notes including interest as of June 30, 2011 is $133,027.

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

The ATL Note bears interest at the rate of 12% per annum and matures one year from the date of issuance.  No interest or principal payments are required until the maturity date, but both principal and interest may be prepaid prior to maturity date and ATL is required to pay down an amount equal to any amounts converted under the Forex Note.  The ATL Note is secured by shares of common stock of a publicly listed company on foreign Exchanges with an approximate market value of $400,000 (the “ATL Collateral”).  In the event that ATL defaults on the ATL Note, the Company may take possession of the ATL Collateral and, in the event that the ATL Collateral is insufficient to pay the full debt owed under the ATL Note, the Company may pursue further remedies against ATL. During the first 6 months of 2011, ATL advanced to the Company the amount of $121,125 (the “Advance”), for which the Company did not issue ATL shares in violation of its agreements. The Company is currently in default on this note, and is working with the debtor to rollover the maturity, and is also negotiating the number of shares it owes to ATL for the Advance.  On November 8, 2010, the Company and ATL agreed that various loans in the principal amount of $71,736 (the “Prepaid Amount”) provided by ATL to the Company shall be applied to the ATL Note reducing the principal of the ATL Note by such amount.  Accordingly, upon the initial conversions of the Forex Note, ATL will not be required to make such pro-rata payment reducing the ATL Note until the Prepaid Amount has been exceeded. On or about January 18, 2011 the Company issued 324,234 common shares to ATL to settle the Prepaid Amount in lieu of cash.

The Forex Note was offered and sold to ATL in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. ATL is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

The accrued balance of the Forex note including interest as of June 30, 2011 is $475,189.

NOTE 10
Stockholders’ Equity

Common Shares:
The Company was authorized to issue 400,000,000 shares of its $0.00001 par value common stock and 20,000,000 shares of its $0.00001 par value preferred stock as of June 30, 2011.

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

On December 18, 2010, the Company entered into a Securities Purchase Agreement with Forex New York City, LLC (“Forex NYC”) pursuant to which the Company acquired twenty percent (20%) of the issued and outstanding equity of Forex NYC (the “FNYC Interest”) on a fully diluted basis.  In consideration for the Forex NYC Interest, the Company issued and sold to Forex NYC 1,000,000 shares of common stock of the Company. The transaction was unwound during July 2011.  Due to the fact that at June 30, 2011 the Company had reason to believe that the shares would be surrendered by FOREX NYC, we have added the shares back to Treasury Stock as of June 30, 2011.

Between yearend of 2010 and on or around January 5, 2011, the Company issued 3,655,631 restricted shares to accredited investors at an aggregate purchase price of $548,345.  The shares of common stock were offered and sold to the investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act.  The investors are accredited investors as defined in Tule 501 of Regulation D promulgated under the Securities Act.

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

On June 29, 2011 pursuant to the terms of, and in consideration for Centurion entering into, the Investment Agreement, the Company issued 1,214,224 shares of Common Stock to Centurion as a commitment fee in connection with the Investment Agreement (the "Commitment Shares") and 86,730 shares of the Common Stock representing fees incurred by Centurion in connection with the Investment Agreement (the "Fee Shares"), in each case based upon a deemed valuation per share equal to 100% of the volume-weighted average price of the Company's Common Stock for the 5 trading days immediately preceding the date of the Investment Agreement.

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

Series A Preferred Shares
On April 5, 2011, the Company entered into a Share Exchange Agreement with H.A.M. Group Limited (“HAM”) pursuant to which it acquired 1,996 ordinary shares of Triple from HAM representing 5% of the issued and outstanding ordinary shares of Triple.  After taking into account the effect of this Agreement with HAM, the Company presently owns just less than 50% of Triple.  In consideration of the shares, the Company issued HAM 12,000 shares of Series A Preferred Stock and a 6% Convertible Debenture due June 30, 2011 for the amount of $600,000 (the “HAM Note”).  The Series A Preferred Stock has a stated value of $100 per share and is convertible into our common stock at a conversion price of $0.30 per share representing 4,000,000 shares of common stock.  Further, the Series A Preferred Stock votes on an as converted basis and carries standard anti-dilution rights.  The Series A Preferred Stock does not carry preferential liquidation rights.

On April 5, 2011, the Company and AP Holdings Limited (“APH”), which currently owns 33,000,000 shares of common stock and a 6% Convertible Debenture in the amount of $1,000,000 (the “APH Note”) entered into an agreement whereby APH agreed to extend the maturity date of the APH Note from February 15, 2011 to June 30, 2011.  Further, APH agreed that its right to return 16,000,000 shares of common stock to the Company in consideration for the issued and outstanding securities of Triple is of no force and effect.  In consideration of the above, the Company agreed to return the 33,000,000 shares of common stock held by APH to treasury and issue APH 100,000 shares of Series A Preferred Stock.  The Series A Preferred Stock has a stated value of $100 per share and is convertible into our common stock at a conversion price of $0.30 per share representing 33,333,333 shares of common stock.

The Series A Preferred Stock votes on an as converted basis and carries standard anti-dilution rights.

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

Websites
The Company and its subsidiaries have four websites. All websites are currently under evaluation and further construction, as such modifications may apply.

Lease Agreement
The Company’s headquarters located at 49 Front Street, Suite 206, Rockville Centre, New York 11570.

The Company leases two (2) virtual offices in Las Vegas NV and in Dallas TX, paying about $250 per month for each virtual office.

Investor’s Conference Call
On May 25, 2011, the Company hosted a conference call after the close of the market to discuss its first quarter financials for fiscal 2011 as well as the Company’s business outlook for the remainder of the year. The call was open to all shareholders and interested parties.   A copy of the presentation by Darren Dunckel, CEO of the Company, was filled as Exhibit to the form 8K that was filed by the Company. The Company plans to host an additional conference call to discuss its second quarter financials for fiscal 2011 as well as the Company’s business outlook for the remainder of the year.

Acquisition of interests of Triple 8 Limited
The Company acquired just under a 50% interest of Triple in a series of transactions. In connection with the Triple acquisition, On November 17, 2010, the Company entered into a Share Exchange Agreement (the “APH Agreement”) with AP Holdings Limited (“APH”) pursuant to which the Company agreed to issue 36,000,000 shares of common stock of the Company as well as a 6% Convertible Note in the principal amount of $1,200,000 due February 15, 2011 (the “APH Note”).  On December 30, 2010, the Company and APH entered into an amendment to the APH Agreement whereby the number of shares to be delivered by the Company was reduced from 36,000,000 to 25,000,000.  Further, on December 30, 2010, in order to expedite the transaction and avoid further dilution of the existing shareholders, Medirad Inc. and Rasel Ltd., shareholders of the Company, have agreed to return an aggregate of 70,000,000 shares of common stock to the Company for cancellation upon closing of the APH Agreement.  The above transaction closed on December 30, 2010.

In connection with the acquisition of just under 50% of Triple, the Company owes APH on a short-term note payable in the principal amount of $1,000,000, and $36,986 in accrued interest, and owes HAM on a short-term note payable in the principal amount of $600,000, and $8,384 in accrued interest.  The notes and accrued interest are thus classified as a short-term liability on the financial statements included herein reflecting the anticipated extension of maturity (both Notes mature on June 30, 2011 and the Company is in default). The Notes both carry 6% annual interest, and are convertible to common shares. In lieu of default on the Notes (per APH Note second default), APH and HAM notified the Company that they sold their notes to third parties, yet both negotiating with the Company on behalf of the holders settlement of said notes in default. There is no guarantee that the Company and the Notes Holders can reach an amicable settlement.

Nexus LOI
On February 7, 2011, the Company entered into a Letter of Intent ("LOI") to acquire up to 40.1% equity interest (the “Interest”) in Nexus Capital Ltd. (“Nexus”), a U.K. regulated investment advisory firm. On March 30, 2011, the LOI was terminated by the Parties.

Pending Transactions and Outstanding Letters of Intent
The Company pursues acquisitions and joint ventures from time to time, and has a number of Letters of Intent (“LOI”) outstanding for various transactions.  At the LOI stage, the Company attempts to determine if the two companies may be integrated and to assess the synergies of the companies.  If the synergies that may result from the transaction are not acceptable, the LOI is cancelled.
ParagonEx Limited - On May 24, 2011, the Company countersigned a Letter of Intent dated May 17, 2011 (the “LOI”) with a foreign corporation ParagonEx Limited (“Paragon”) pursuant to which Paragon agreed to sell and the Company agreed to purchase a 51% interest in Paragon in consideration of $17,595,000 to be paid by the Company in cash and shares of common stock.  A portion of the consideration shall be paid to the shareholders of Paragon. The Parties did not determine yet how the consideration will be allocated. Except for various miscellaneous provisions, this LOI is non-binding.  Final closing is subject to certain procedures including satisfactory due diligence, approval of the final definitive agreements by the Boards of Directors of the Company and Paragon, and more.  There is no guarantee that the parties will reach a final agreement, that the Company will be able to raise the required funds to close the transaction or that the transaction will close on the terms set forth as agreed in the LOI. Paragon is a provider of advanced Forex trading platform for the online Forex industry, it committed to pioneering the next generation of comprehensive, added-value solutions for Forex operators based on intimate industry experience and cutting-edge technologies.

Broker Dealer – Forex was formed with the express intent of providing online trading services to retail customers giving them access to online foreign currency trading.  The Company’s Board believes that Broker Dealer (“BD”) business would complement its existing business, notwithstanding new regulations under the Dodd-Frank Act. The Company has identified and made offers to acquire minority interests with regulated BDs which have not yet matured to the LOI stage. The Company is still actively pursuing these opportunities, which if they become closed transactions will require the Company to reassess the domicile of its core Forex investment, as BDs are a highly regulated business, whereas the exiting platform is an offshore, relatively unregulated business.

Gold project - The Company is currently in negotiations to join a group of investors which collectively are negotiating with a governmental authority in a region in South America to be granted a 5-year exclusive concession to deal gold from that region.  The Company is still performing its due diligence, and there can be no assurance that a transaction will progress to the LOI stage.  The Board of the Company would have to grant its approval prior to a deal closing.

Investment Agreement
On June 27, 2011, the Company entered into an investment agreement (the "Investment Agreement") with Centurion Private Equity, LLC ("Centurion") pursuant to which the Company may issue registered, tradable shares of its common stock, par value $0.00001 per share (the "Common Stock"), up to $10,000,000 over a 36-month period.   Pursuant to that certain Registration Rights Agreement (the "Registration Rights Agreement"), the Company agreed to register the shares issuable under the Investment Agreement.  Any use of this funding mechanism will be entirely in the Company's discretion.

Subject to an effective registration statement, the Company may submit a notice to Centurion from time to time, as and when the Company deems appropriate in accordance with the terms and conditions of the Investment Agreement. The maximum amount that the Company is entitled to put in any one notice is such number of shares of common stock as equals $250,000 subject to certain volume limitations.  The put price of the securities to Centurion will equal the lesser of: (i) 98% of the average of the lowest three daily volume weighted average price, or "VWAPs," of our common stock during the fifteen trading day period beginning on the trading day immediately following the date Centurion receives our put notice (the "Market Price") or (ii) the Market Price minus $0.01. The Investment Agreement provides that the Company must deliver an advance put notice to Centurion at least five business days but no more than ten business days prior to any intended put date. The advance put notice must provide the number of shares included in the put and the put date.

Pursuant to the terms of, and in consideration for Centurion entering into, the Investment Agreement, the Company is issuing 1,214,224 shares of Common Stock to Centurion as a commitment fee in connection with the Investment Agreement (the "Commitment Shares") and 86,730 shares of the Common Stock representing fees incurred by Centurion in connection with the Investment Agreement (the "Fee Shares"), in each case based upon a deemed valuation per share equal to 100% of the volume-weighted average price of the Company's Common Stock for the 5 trading days immediately preceding the date of the Investment Agreement.

The Company may terminate the facility at any time for any reason during an Extended Put Period (as defined in the Investment Agreement), provided that such termination shall have no effect on the parties' other rights and obligations under the Investment Agreement and the Registration Rights Agreement. The Investment Agreement contains customary representations and warranties of each of the Company and Centurion. There are circumstances under which we will not be entitled to put shares to Centurion in accordance with the terms and conditions of the Investment Agreement.

In addition, the Company executed a Registration Rights Agreement with Centurion whereby the Company agreed to register a number of shares of its Common Stock equal to the Commitment Shares, the Fee Shares, any shares of Common Stock to be issued in connection with a put and any shares resulting from a dividend, stock split, exchange, reclassification or similar distribution. The Company agreed to file a registration statement with the Securities and Exchange Statement to register such shares within 60 days and to have such registration be effective within 120-150 days and to keep such registration statement, or additional registration statements if necessary, remain effective until either all of the registered shares are sold or the shares may be sold in accordance with Rule 144 of the Securities Act of 1933, as amended.

In connection with the Investment Agreement we issued the Commitment Shares and the Fee Shares to Centurion. These securities were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  The issuance did not involve any general solicitation or advertising by us. Centurion acknowledged the existence of transfer restrictions applicable to the securities sold by us. Certificates representing the securities sold contain a legend stating the restrictions on transfer to which such securities are subject.

Legal Proceedings
From time to time, we may be a party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are involved currently in any legal proceeding that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. On or about June 13, 2011 the Company initiated a complaint against an individual and website for defamation, intentional interference with prospective economic advantage, negligent and violations of business and professions code. The Complaint was filled with the Superior Court of the State of California - For the County of San Diego and its case number is: 37-2011-00092840-CU-DF-CTL.

NOTE 13
Related Parties Transactions
Per the Dunckel Agreement whereby the Company is employing Darren Dunckel as its Chief Executive Officer, the Company accrued $60,000 as salary and related compensation for the six months ended on June 30, 2011.

Per the Officer and Directors agreements, the Company accrued $23,458 as compensation for the six months ended on June 30, 2011.

Rasel, LTD - Affiliated Party during 2010 - On October 6, 2009 the Company signed a Note Payable for $25,000 payable to RASEL, LTD (“Rasel”) (an affiliated entity during 2010) due on October 6, 2010 at 4% per annum.   The proceeds were used to pay for half of an existing Accounts Payable to Stephen Fleming for legal fees incurred at the Company’s inception. On October 20, 2009 the Company signed a Note Payable for $50,000 payable to Rasel (a Company Shareholder) due on October 20, 2010 at 4% per annum.   These proceeds were used to pay for startup costs, audit fees and future expenses. On January 22, 2010 the Company signed a Note Payable for $50,000 payable to Rasel (a Company Shareholder) due on October 30, 2011 at 4% per annum.   These proceeds will be used for working capital and future expenses. On January 22, 2010 the Company signed an amendment to extend the maturity date of the Promissory Notes in the amount of $50,000 and $25,000 dated October 6, 2009 and October 20, 2009, respectively, to October 30, 2011. On March 2, 2011 the Company and Rasel agreed to extend the maturity of all notes to December 31, 2012 in consideration of adding a conversion feature to said note with either a 5% discount to the market price or a fixed price of $0.60. Said extension of maturity was agreed to be effective as of December 30, 2010, the accrued balance of the notes including interest as of June 30, 2011 is $133,027.

In connection with the acquisition of just under 50% of Triple, the Company owes APH on a short-term note payable in the principal amount of $1,000,000, and $36,986 in accrued interest, and owes HAM on a short-term note payable in the principal amount of $600,000, and $8,384 in accrued interest.  The notes and accrued interest are classified as a short-term liability on the financial statements included herein reflecting the anticipated extension of maturity (both Notes mature on June 30, 2011 and the Company is in default). The Notes both carry 6% annual interest, and are convertible to common shares. Due to the default on the Notes, APH and HAM notified the Company that they sold their notes to third parties, but both are negotiating with the Company on behalf of the new holders to resolve the default. There is no guarantee that the Company and the Note’s holders will reach an amicable settlement.

NOTE 14
Earnings per share
Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the quarter.  Diluted net loss per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock.  At June 30, 2011 and January 31, 2010 there were 47,930,990 and 0 potentially dilutive common stock equivalents, respectively.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share.

Below is earnings (loss) per share and weighted average common shares outstanding for purposes of calculating basic and diluted earnings (loss) per share:

	Consolidated	Unconsolidated	Consolidated	Unconsolidated
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	6/30/2011	1/31/2010	6/30/2011	1/31/2010
	UNAUDITED	UNAUDITED	UNAUDITED	UNAUDITED
Net Profit (Loss) after Taxes	264,416	(6,378)	(163,348)	(54,029)
Weighted average number of common shares outstanding
Basic	49,819,537	80,000,000	49,819,537	80,000,000
Diluted	97,750,527	80,000,000	97,750,527	80,000,000

Net Profit (Loss) per share - basic	$0.01	$(0.00)	$(0.00)	$(0.00)
Net Profit (Loss) per share - fully diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

NOTE 15
Subsequent Events

The ATL Note matures in July 2011.  During the first 6 months of 2011, ATL advanced to the Company the amount of $121,125 (the “Advance”), for which the Company did not issue ATL shares, in violation of its agreement. The Company is currently in default on this note, and is working with ATL to rollover the maturity, and is also negotiating the number of shares it owes to ATL for the Advance.  There is no guarantee that the parties will reach an amicable settlement.

On July 12, 2011, Forex International Trading Corp. M.S. Ltd. (“FIT”), an Israeli corporation and a wholly owned subsidiary of Forex International Trading Corp. (the “Company”), entered into a Joint Venture Agreement with Heffernan Capital Management Co Ltd (the “Partner”) whereby the joint venture shall seek to develop a forex trading platform using the platform licensed to the Company pursuant to the Software Licensing Agreement with Triple 8 Limited dated April 12, 2010.  In accordance with the joint venture, the Partner shall be responsible for all marketing operations.  FIT and the Partner shall split all profit evenly.  The term of the joint venture is six months. On or about Mid August, 2011 FIT and Partner decided not to continue with this Joint Venture, as such the Joint Venture was cancelled.

On July 2011, the Company unwound its agreement with Forex NYC, as well as with Wheatley. Forex NYC surrendered their 1,000,000 shares back to the Company.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the six months ended June 30, 2011. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2010 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward looking statements, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth; and (iii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential,’’ or ‘‘continue’’ or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this Report.

This section of the report should be read together with Notes of the Company consolidated financials. The consolidated statements of operations for the period ended June 30, 2011 and January 31, 2010 are compared (subject to the above description) in the sections below:

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

2011 and 2010 Results of Operations:

Three Months Period Ended June 30, 2011 Compared to Three Months Period Ended January 31, 2010

Revenues
The following table summarizes our revenues for the three months ended June 30, 2011 and January 31, 2010:

Three Months ended June 30, 2011 and January 31,2010, respectively	2011	2010
Total revenues	$3,930,516	$0

The increase in revenues is attributed to the commencement of our trading platform in May 2010 for clients outside the US, and the consolidation of Triple 8 Limited.

The following table summarizes our cost of revenues for the three months ended June 30, 2011 and January 31, 2010:

Three Months ended June 30, 2011 and January 31, 2010, respectively	2011	2010
Total cost of revenues	$891,551	$0

The increase in cost of revenues stems from the consolidation in the first quarter of 2011 of Triple 8 Limited.

Operating Expenses
The following table summarizes our operating expenses for the three months ended June 30, 2011 and January 31, 2010:

Three Months ended June 30, 2011 January 31, 2010, respectively	2011	2010
Total operating expenses	$2,349,422	$5,488

The increase in operating expenses is attributed to the commencement of our trading platform in May 2010 for clients outside the US, and the consolidation of Triple 8 Limited’s expenses in the first quarter of 2011.

Net interest income (expense)
The following table summarizes our net interest income for the three months ended June 30, 2011 and January 31 2010:

Three Months ended June 30, 2011 and January 31,2010, respectively	2011	2010
Interest income	$71,701	$0
Interest expense	$(195,506)	$(890)
Net interest expense	$(123,805)	$(890)

The increase in interest expense is attributed to the consolidation of Triple 8 in the first fiscal quarter of 2011.

Six Months Period Ended June 30, 2011 Compared to Six Months Period Ended January 31, 2010

Revenues
The following table summarizes our revenues for the six months ended June 30, 2011 and January 31, 2010:

Six Months ended June 30, 2011 and January 31, 2010, respectively	2011	2010
Total revenues	$7,122,981	$29,500

The increase in revenues is attributed to the commencement of our trading platform in May 2010 for clients outside the US, and the consolidation of Triple 8 Limited.

The following table summarizes our cost of revenues for the six months ended June 30, 2011 and January 31, 2010:

Six Months ended June 30, 2011 and January 31, 2010, respectively	2011	2010
Total cost of revenues	$1,493,383	$0

The increase in cost of revenues stems from the consolidation in the first quarter of 2011 of Triple 8 Limited.

Operating Expenses
The following table summarizes our operating expenses for the six months ended June 30, 2011 and January 31, 2010:

Six Months ended June 30, 2011 and January 31, 2010, respectively	2011	2010
Total operating expenses	$4,966,329	$82,399

The increase in operating expenses is attributed to the commencement of our trading platform in May 2010 for clients outside the US, and the consolidation of Triple 8 Limited in the first quarter of 2011.

Net interest income (expense)
The following table summarizes our net interest income for the six months ended June 30, 2011 and January 31, 2010:

Six Months ended June 30, 2011 and January 31, 2010, respectively	2011	2010
Interest income	$86,732	$0
Interest expense	$(349,941)	$(1,130)
Net interest expense	$(263,209)	$(1,130)

The increase in interest expense is attributed to the consolidation of Triple 8 in the first fiscal quarter of 2011.

Liquidity and Capital Resources

As of June 30, 2011, our cash, cash equivalents were $3,696,346 (at December 31, 2010, our cash and cash equivalents were $3,078,339), an increase of approximately $618,007. The increase in our cash and cash equivalents is primarily the result of operating the Triple platform.  In our financial statements included herein, we have consolidated the financial statements of Triple with ours for the six months ended June 30, 2011; thus, the first six months of fiscal 2011 is not comparable to the first six months of fiscal 2010, which does not reflect that consolidation.

Cash flow provided by operating activities for the six months ended June 30, 2011 was $1,832,303. Cash flow used by investing activities for the six months ended June 30, 2011was $3,309,126, and reflects approximately $1,509,126 of fixed asset purchases for Triple, much of which is licensing cost for third-party software.  Cash provided by financing activities in the six months ended June 30, 2011was $2,094,830, and reflects issuances of Preferred Stock (Series A) for the acquisition of an additional 5% of Triple, which brings the ownership percentage for the Company to just under 50%.

Our future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our products, competing technological and market developments, and the development of strategic alliances for the development and marketing of our products.  Our Company intends to try to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. On October 6, 2009, October 20, 2009 and January 29, 2010, Rasel Ltd., a former shareholder of our company, loaned $25,000, $50,000 and $50,000, respectively, to our company.

We expect to use the proceeds to fund our short-term capital requirements including paying administrative expenses associated with maintaining our public company’s filings for the next 12 months.    In order to implement our business plan and pay various administrative expenses on a minimal basis for 12 months, we expect that we will need approximately a minimum of $50,000 per month.   We expect to be able to remain in operation for a period of 12 months with cash on hand.  In the event the Company's plans change or its assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, and problems or otherwise), Forex could be required to obtain additional funds earlier than expected.  Forex does have committed sources of additional financing, though there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale-back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products, or potential markets. If adequate funds are not available, the Company's business, financial condition, and results of operations will be materially and adversely affected.

Until required for operations, the Company policy will be to invest its cash reserves in bank deposits or deploy its cash in short term loans.  Forex expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors, most of which are outside the Company's control.

Debt Financing Arrangements

Rasel, LTD - Affiliated Party (During 2010)
On October 6, 2009 the Company signed a Note Payable for $25,000 payable to Rasel due on October 6, 2010 at 4% per annum.   The proceeds were used to pay for half of an existing Accounts Payable to Stephen Fleming for legal fees incurred at the Company’s inception. On October 20, 2009 the Company signed a Note Payable for $50,000 payable to Rasel due on October 20, 2010 at 4% per annum.  These proceeds were used to pay for startup costs, audit fees and future expenses. On January 22, 2010 the Company signed a Note Payable for $50,000 payable to Rasel due on October 30, 2011 at 4% per annum.  These proceeds will be used for working capital and future expenses. On January 22, 2010 the Company signed an amendment to extend the maturity date of the Promissory Notes in the amount of $50,000 and $25,000 dated October 6, 2009 and October 20, 2009, respectively, to October 30, 2011. On March 2, 2011 the Company and Rasel agreed to extend the maturity of all notes to December 31, 2012 in consideration of adding a conversion feature to said note with either a 5% discount to the market price or a fixed price of $0.60. Said extension of maturity was agreed to be effective as of December 30, 2010,

The accrued balance of the notes including interest as of June30, 2011 is $133,027.

A.T. Limited – Convertible Note and Accrued Interest
On July 8, 2010, the Company issued a Convertible Promissory Note to A.T. Limited (“ATL”) in aggregate principal amounts of $500,000 (the “Forex Note”).  In consideration for the Company issuing the ATL Note, ATL issued the Company a Secured and Collateralized Promissory Note in the principle amount of $400,000 (the “ATL Note”). The Forex Note bears interest at 10%, matures two years from the date of issuance and is convertible into our common stock, at ATL’s option, at a conversion price of $0.20 subject to adjustment.  On the 21st trading day following each conversion, the number of shares of common stock issuable to ATL pursuant to the Forex Note shall be adjusted such that the aggregate number of shares of common stock issuable to ATL is equal to the amount converted divided by 75% of the average of the three lowest closing bid prices during the 20 trading days following delivery of the shares of common stock upon the initial conversion.  Concurrent with the conversion of the Forex Note, ATL must make a payment to the Company reducing a pro rata amount owed to the Company under the ATL Note.  As of July 12, 2010, the Company is received a trading symbol (FXIT) but has not commenced trading.  Based on fixed conversion price of $0.20, the Forex Note in the aggregate amount of $500,000, excluding interest, is convertible into 2,500,000 shares of our common stock.  ATL has agreed to restrict their ability to convert the Forex Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The ATL Note bears interest at the rate of 12% per annum and matures one year from the date of issuance.  No interest or principal payments are required until the maturity date, but both principal and interest may be prepaid prior to maturity date and ATL is required to pay down an amount equal to any amounts converted under the Forex Note.  The ATL Note is secured by shares of common stock of a publicly listed company on the Tel Aviv and London Stock Exchanges with an approximate market value of $400,000 (the “ATL Collateral”).  In the event that ATL defaults on the ATL Note, the Company may take possession of the ATL Collateral and, in the event that the ATL Collateral is insufficient to pay the full debt owed under the ATL Note, the Company may pursue further remedies against ATL. On November 8, 2010, the Company and ATL agreed that various loans in the principal amount of $71,736 (the “Prepaid Amount”) provided by ATL to the Company shall be applied to the ATL Note reducing the principal of the ATL Note by such amount.  Accordingly, upon the initial conversions of the Forex Note, ATL will not be required to make such pro-rata payment reducing the ATL Note until the Prepaid Amount has been exceeded. On or about January 18, 2011 the Company issued 324,234 common shares to ATL to settle the Prepaid Amount in lieu of cash. During the first 6 months of 2011, ATL advanced to the Company the amount of $121,125 (the “Advance”), for which the Company did not issue ATL shares in violation of its agreement. The Company is currently in default on this note, and is working with the debtor to rollover the maturity, and is also negotiating the number of shares it owes to ATL for the Advance. There is no guarantee that the parties will reach an amicable settlement.

The Forex Note was offered and sold to ATL in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. ATL is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

The accrued balance of the Forex note including interest as of June 30, 2011 is $475,189.  The balance of the note was reduced by the Prepaid Amount when the Company paid the Prepaid Amount by issuing 324,324 shares.

APH and HAM – Convertible Notes and Accrued Interest
On April 5, 2011, the Company entered into a Share Exchange Agreement with H.A.M. Group Limited (“HAM”) pursuant to which it acquired 1,996 ordinary shares of Triple from HAM representing 5% of the issued and outstanding ordinary shares of Triple.  After taking into account the effect of this Agreement with HAM, the Company presently owns just under 50% of Triple.  In consideration of the shares, the Company issued HAM 12,000 shares of Series A Preferred Stock and a 6% Convertible Debenture due June 30, 2011 for the amount of $600,000 (the “HAM Note”).  The Series A Preferred Stock has a stated value of $100 per share and is convertible into our common stock at a conversion price of $0.30 per share representing 4,000,000 shares of common stock.  Further, the Series A Preferred Stock votes on an as converted basis and carries standard anti-dilution rights.  The Series A Preferred Stock does not carry preferential liquidation rights.

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

Further, the Series A Preferred Stock votes on an as converted basis and carries standard anti-dilution rights.

In connection with the acquisition of just under 50% of Triple, the Company owes APH on a short-term note payable in the principal amount of $1,000,000, and $36,986 in accrued interest, and owes HAM on a short-term note payable in the principal amount of $600,000, and $8,384 in accrued interest.  The notes and accrued interest are thus classified as a short-term liability on the financial statements included herein reflecting the anticipated extension of maturity (both Notes mature on June 30, 2011 and the Company is in default). The Notes both carry 6% annual interest, and are convertible to common shares.

In lieu of default on the Notes (per APH Note second default), APH and HAM notified the Company that they sold their notes to third parties, yet both negotiating with the Company on behalf of the holders settlement of said notes in default.
There is no guarantee that the parties will reach an amicable settlement.

Dividends
The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since the Date of Inception.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the applicable period to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective for the reporting period ending June 30, 2011.

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

On or about June 13, 2011 the Company initiated a complaint against individual and website for defamation, intentional interference with prospective economic advantage, negligent and violations of business and professions code. The Complaint was filed with the Superior Court of the State Of California, in the County of San Diego and its case number is: 37-2011-00092840-CU-DF-CTL.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Issuances of Unregistered Securities

Between yearend of 2010 and on or around January 5, 2011, the Company issued 3,655,631 restricted shares to accredited investors at an aggregate purchase price of $548,345.  The shares of common stock were offered and sold to the investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act.  The investors are accredited investors as defined in Tule 501 of Regulation D promulgated under the Securities Act.

On January 17, 2011 the Company issued to Core Consulting Group (“Core”) 700,000 restricted shares as part of the Company consideration under consulting agreement. Core is serving as the Company’s Investor relations firm.  The Company has capitalized these expenses.

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

On June 27, 2011, the Company entered into an investment agreement (the "Investment Agreement") with Centurion Private Equity, LLC ("Centurion") pursuant to which the Company may issue registered, tradable shares of its common stock, par value $0.00001 per share (the "Common Stock"), up to $10,000,000 over a 36-month period.   Pursuant to a certain Registration Rights Agreement (the "Registration Rights Agreement"), the Company agreed to register the shares issuable under the Investment Agreement.  Any use of this funding mechanism will be entirely in the Company's discretion.

On June 29, 2011 pursuant to the terms of, and in consideration for Centurion entering into, the Investment Agreement, the Company issued 1,214,224 shares of Common Stock to Centurion as a commitment fee in connection with the Investment Agreement (the "Commitment Shares") and 86,730 shares of the Common Stock representing fees incurred by Centurion in connection with the Investment Agreement (the "Fee Shares"), in each case based upon a deemed valuation per share equal to 100% of the volume-weighted average price of the Company's Common Stock for the 5 trading days immediately preceding the date of the Investment Agreement.

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

Series A Preferred Shares
On April 5, 2011, the Company entered into a Share Exchange Agreement with H.A.M. Group Limited (“HAM”) pursuant to which it acquired 1,996 ordinary shares of Triple from HAM representing 5% of the issued and outstanding ordinary shares of Triple.  After taking into account the effect of this Agreement with HAM, the Company presently owns just fewer than 50% of Triple.  In consideration of the shares, the Company issued HAM 12,000 shares of Series A Preferred Stock and a 6% Convertible Debenture due June 30, 2011 for the amount of $600,000 (the “HAM Note”).  The Series A Preferred Stock has a stated value of $100 per share and is convertible into our common stock at a conversion price of $0.30 per share representing 4,000,000 shares of common stock.  Further, the Series A Preferred Stock votes on an as converted basis multiplied by three and carries standard anti-dilution rights.  The Series A Preferred Stock does not carry preferential liquidation rights.

On April 5, 2011, the Company and AP Holdings Limited (“APH”), which currently owns 33,000,000 shares of common stock and a 6% Convertible Debenture in the amount of $1,000,000 (the “APH Note”), entered into an agreement whereby APH agreed to extend the maturity date of the APH Note from February 15, 2011 to June 30, 2011.  Further, APH agreed that its right to return 16,000,000 shares of common stock to the Company in consideration of 20% of the issued and outstanding securities of Triple is of no force and effect.  In consideration of the above, the Company agreed to return the 33,000,000 shares of common stock held by APH to treasury and issue APH 100,000 shares of Series A Preferred Stock.  The Series A Preferred Stock has a stated value of $100 per share and is convertible into our common stock at a conversion price of $0.30 per share representing 33,333,333 shares of common stock.

The Series A Preferred Stock votes on an as converted basis and carries standard anti-dilution rights.

Director & Officer Agreements
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

Repurchase of Equity Securities by the Issuer

On April 25, 2011, the Company issued a press release announcing that its Board of Directors has approved a share repurchase program as of April 25, 2011. Under the program, the Company is authorized to purchase up to 1,000,000 of its shares of common stock in open market transactions at the discretion of management. All stock repurchases will be subject to the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended and other rules that govern such purchases. As of the date of this filing, the Company repurchased 26,500 of its common shares in the open market, which will be returned to treasury.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Investment Agreement
On June 27, 2011, the Company entered into an investment agreement (the "Investment Agreement") with Centurion Private Equity, LLC ("Centurion") pursuant to which the Company may issue registered, tradable shares of its common stock, par value $0.00001 per share (the "Common Stock"), up to $10,000,000 over a 36-month period.   Pursuant to that certain Registration Rights Agreement (the "Registration Rights Agreement"), the Company agreed to register the shares issuable under the Investment Agreement.  Any use of this funding mechanism will be entirely in the Company's discretion.

Subject to an effective registration statement, the Company may submit a notice to Centurion from time to time, as and when the Company deems appropriate in accordance with the terms and conditions of the Investment Agreement. The maximum amount that the Company is entitled to put in any one notice is such number of shares of common stock as equals $250,000 subject to certain volume limitations.  The put price of the securities to Centurion will equal the lesser of: (i) 98% of the average of the lowest three daily volume weighted average price, or "VWAPs," of our common stock during the fifteen trading day period beginning on the trading day immediately following the date Centurion receives our put notice (the "Market Price") or (ii) the Market Price minus $0.01. The Investment Agreement provides that the Company must deliver an advance put notice to Centurion at least five business days but no more than ten business days prior to any intended put date. The advance put notice must provide the number of shares included in the put and the put date.

Pursuant to the terms of, and in consideration for Centurion entering into, the Investment Agreement, the Company is issuing 1,214,224 shares of Common Stock to Centurion as a commitment fee in connection with the Investment Agreement (the "Commitment Shares") and 86,730 shares of the Common Stock representing fees incurred by Centurion in connection with the Investment Agreement (the "Fee Shares"), in each case based upon a deemed valuation per share equal to 100% of the volume-weighted average price of the Company's Common Stock for the 5 trading days immediately preceding the date of the Investment Agreement.

The Company may terminate the facility at any time for any reason during an Extended Put Period (as defined in the Investment Agreement), provided that such termination shall have no effect on the parties' other rights and obligations under the Investment Agreement and the Registration Rights Agreement. The Investment Agreement contains customary representations and warranties of each of the Company and Centurion. There are circumstances under which we will not be entitled to put shares to Centurion in accordance with the terms and conditions of the Investment Agreement.

In addition, the Company executed a Registration Rights Agreement with Centurion whereby the Company agreed to register a number of shares of its Common Stock equal to the Commitment Shares, the Fee Shares, any shares of Common Stock to be issued in connection with a put and any shares resulting from a dividend, stock split, exchange, reclassification or similar distribution. The Company agreed to file a registration statement with the Securities and Exchange Statement to register such shares within 60 days and to have such registration be effective within 120-150 days and to keep such registration statement, or additional registration statements if necessary, remain effective until either all of the registered shares are sold or the shares may be sold in accordance with Rule 144 of the Securities Act of 1933, as amended.

In connection with the Investment Agreement, we issued the Commitment Shares and the Fee Shares to Centurion. These securities were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  The issuance did not involve any general solicitation or advertising by us. Centurion acknowledged the existence of transfer restrictions applicable to the securities sold by us. Certificates representing the securities sold contain a legend stating the restrictions on transfer to which such securities are subject.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation of Forex International Trading Corp. (6)

3.2	Bylaws of Forex International Trading Corp. (6)

3.3	Certificate of Designation for Series A Preferred Stock (14)

4.1	Convertible Promissory Note issued by the Company to A.T. Limited dated July 8, 2010 (3)

4.2	Secured and Collateralized Promissory Note issued by A.T. Limited to the Company dated July 8, 2010 (3)

4.3	Collateral and Security Agreement by and between Forex International Trading Group and A.T. Limited dated July 7, 2010 (3)

4.4	Promissory Note issued to Rasel Ltd. Dated October 6, 2009(7)

4.5	Promissory Note issued to Rasel Ltd. Dated October 20, 2009 (7)

4.6	Letter Agreement between Rasel Ltd. and Forex International Trading Corp. dated January 22, 2011 (8)

4.7	Letter Agreement by and between Forex International Trading Group and A.T. Limited dated November 8, 2010(9)

4.8	6% Convertible Note issued to AP Holdings Limited (11)

4.9	6% Convertible Debenture issued to HAM Group Limited dated April 5, 2011 (14)

10.1	Software Licensing Agreement dated April 12, 2010, by and between Forex International Trading Corp and Triple 8 Limited (1)

10.2	Employment Agreement dated April 23, 2010, by and between Forex International Trading Corp and Darren Dunckel (2)

10.3	Letter Agreement by and between Forex International Trading Corp. and Anita Atias, dated July 29, 2010 (4)

10.4	Letter Agreement by and between Forex International Trading Corp. and Stewart Reich, dated July 29, 2010 (4)

10.5	Letter Agreement by and between Forex International Trading Corp. and Mr. William Glass, dated August 6, 2010 (5)

10.6	Share Exchange Agreement by and between Forex International Trading Corp. and AP Holdings Limited (10)

10.7	Letter Agreement by and between Forex International Trading Corp., AP Holdings Limited, Medirad Inc. and Rasel Ltd. (11)

10.8	Form of Securities Purchase Agreement by and between Forex International Trading Corp. and Forex New York City, LLC (12)

10.9	Form of Securities Purchase Agreement by and between Forex International Trading Corp. And Wheatley Asset Management , LLC(12)

10.10	Letter Amendment by and between Forex International Trading Corp. and William Glass, dated March 4, 2011 (13)

10.11	Letter Amendment by and between Forex International Trading Corp. and Stewart Reich, dated March 4, 2011 (13)

10.12	Employment Agreement by and between Forex International Trading Corp. and Liat Franco, dated March 7, 2011 (13)

10.13	Agreement between Forex International Trading Corp. and AP Holdings Limited dated April 5, 2011

10.14	Conversion Agreement between Mladen Poropat and Forex International Trading Corp. dated April 5, 2011 (14)

10.15	Share Exchange Agreement between Forex International Trading Corp. and HAM Group Limited dated April 5, 2011 (14)

10.16	Agreement to Unwind and Mutual Release dated as of July 11, 2011 by and between Forex International Trading Corp., Forex New York LLC and Wheatley Asset Management LLC

10.17	Investment Agreement by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)

10.18	Registration Rights Agreement with Centurion by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)

21.1	List of Subsidiaries (15)

31.1	Certification of Chief Executive and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Form of Securities Purchase Agreement by and between Forex International Trading Corp. and Forex New York City, LLC (10)

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2010

(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 28, 2010

(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 13, 2010

(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 3, 2010

(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 9, 2010

(6)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 9, 2009.

(7)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on November 2, 2009.

(8)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on January 29, 2010.

(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 22, 2010

(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 17, 2010

(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2011

(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 2, 2011

(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 9, 2011

(14)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 6, 2011

(15)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 20, 2011

(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 29, 2011

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

FOREX INTERNATIONAL TRADING CORP. (Registrant)

Date: August 17, 2011	By:	/s/ Darren Dunckel
Darren Dunckel
Chief Executive Officer, President,
Chief Financial Officer and Treasurer
(Principal Financial Accounting and
Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/Darren Dunckel	Darren Dunckel	Director	August 17, 2011

/s/William Glass	William Glass	Director	August 17, 2011

/s/Liat Franco	Liat Franco	Secretary	August 17, 2011

/s/ Stewart Reich	Stewart Reich	Director	August 17, 2011