Form 10-Q
period 2011-09-30
Forex International Trading Corp.
filed 2011-11-21
CIK 1471781

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commissions file number: 000-54530

FOREX INTERNATIONAL TRADING CORP.
(Exact name of registrant as specified in its charter)

Nevada	27-0603137
State or other jurisdiction of	I.R.S. Employer Identification Number
incorporation or organization

Moria 30 Avenue, Haifa, Israel 34572
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

Large accelerated filer ☐	Accelerated filer ☐

Non accelerated filer ☐  (Do not check if a smaller reporting company)  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.00001 par value	34,578,319
(Class)	(Outstanding at November 18, 2011)

FOREX INTERNATIONAL TRADING CORP.

INDEX
PART I.	Financial Information

Item 1.	Financial Statements (Un-Audited)	3

	Condensed Consolidated Balance Sheet as of September 30, 2011 (unaudited) and as of December 31, 2010 (audited)	4

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2011(unaudited) and for the three and nine months ended September 30, 2010 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 (unaudited) and for the nine months ended September 30, 2010 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31

Item 4.	Controls and Procedures	31

PART II.	Other Information	31

Signatures		35

PART I.	Financial Information

Item 1.	Financial Statements (Un-Audited)

Management’s Representation of Interim Financial Information

FOREX INTERNATIONAL TRADING CORP. prepared the accompanying financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles may have been shortened or omitted as allowed by such rules and regulations. Management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments that, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2010 included in the Annual Report on Form 10-K, and the associated amendments for the year then ended, as well as footnote 2 to the financial statements relating to the Basis of Consolidation whereby effective as of the date of these financial statements, and as disclosed by the Company on its prior filings, the Company will not consolidate per FIN46R, barring the acquisition of an additional interest in variable interests. The Company’s employee and the sole Director on the Board of Directors of UFX Ltd. (“Asset Subsidiary”), the wholly-owned subsidiary of Triple 8 Ltd. (“Asset”), of which the Company owns approximately 49.90%, was removed from that Board in July 2011. Given that Mr. Offer, our employee, was the sole director of Asset Subsidiary from December 31, 2010, to June 30, 2011, and that the second quarter ended on June 30, 2011, the Company was required, based on FIN46R, to consolidate Asset’s balance sheet, earnings and cash flow in the first and second fiscal quarters of 2011. Given that the Company does not own a majority of Asset, and, in turn, Asset Subsidiary, the Company is not permitted to consolidate Asset’s balance sheet, earnings or cash flow in the third quarter of 2011, or going forward, notwithstanding the acquisition of an additional stake in Asset that would result in the Company owning over 50%.  The results of operations for the periods presented are not indicative of the results we expect for the full fiscal year, particularly due to the changes in our future filings to discontinue the consolidation of the financial statements of Asset and Asset Subsidiary.

Furthermore, in light of the deconsolidation of Asset as a variable interest, the Company has recast its financial statements in fiscal 2011 using the equity method.  The Company is required to use the equity method according to guidance in ASC810, Consolidation, which states that a “one line” restatement is permissible from the beginning of the year in which the equity method becomes appropriate, but not in prior years.  During the first two quarters of 2011, the Company did have significant influence over the Asset.  Accordingly, the prior year balance sheet which was consolidated at December 31, 2010 for the acquisition of Asset at year end remains consolidated.  As the Company included in footnote 3 a table which reflects the Company’s standalone earnings from January 1, 2010 to September 30, 2011, unconsolidated with those of the Asset, though consolidated with Forex Sub, the Company management complies with the instructions of ASC810 and therefore restatement to prior quarterly financials is not needed.

The balance sheet at September 30, 2011 reflects the cost method for its interest in the Asset.  In light of the adversarial situation with Asset, and lacking access to Asset financials, the Company is required to use the cost method to account for the investment going forward.  The basis for this method, when the Company still owns  approximately 49.90%, is that without Mr. Offer’s involvement at the Asset Subsidiary, the Company no longer has operating control, or even significant influence over the Asset, as evidenced by the fact that the Company has not received Asset’s third quarter 2011 operating results as of the date of this filing (see Subsequent Events).

The Company was incorporated on July 22, 2009 as a development stage company under the laws of the State of Nevada. The Company owns and holds title to its securities in Asset.  As disclosed herein, the Company is in default on its acquisition terms with respect to its acquisition of Asset from a third party, but the Company is working with all parties to settle this matter.  The Company is working with the note holders to achieve an amicable solution to the default, though there are no guarantees that an amicable settlement can be reached in the matter. The Company owns title to the Asset through a series of agreements, as well as the acknowledgment of ownership by Asset.

FOREX INTERNATIONAL TRADING CORP.
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

	Consolidated	Consolidated
	September 30, 2011	December 31, 2010
	UNAUDITED	AUDITED
Current Assets
Cash and Cash Equivalents	25,220	3,078,339
Secured Note and Debt Discount	421,941	473,146
Prepaid Expenses and Accounts Receivable	180,000	188,075
Total Current Assets	627,161	3,739,560

Fixed Assets
Property and Equipment, Net	15,325	1,442,222
Goodwill	-	26,594,710
Other Assets	4,834,130	346,755
TOTAL ASSETS	5,476,616	32,123,247

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	434,600	3,416,479
Convertible Notes Payable	1,669,567	1,208,800
Total Current Liabilities	2,104,167	4,625,279

Minority Interest	-	497,361

Long-term Liabilities
Convertible Notes	620,972	654,658
Other Long-term Liabilities	-	75,000
Total Long-term Liabilities	620,972	729,658

Commitments and Contingencies	-	-
TOTAL LIABILITIES	2,725,139	5,852,298

Stockholders' Equity:
Preferred Stock - Series A, par value $0.00001, 20,000,000 and 0 shares authorized at 9/30/11 and 12/31/10 respectively; 112,000 and 0 shares outstanding at 9/30/11 and 12/31/10, respectively	2	-
Common Stock - $0.00001 par value - 400,000,000
shares authorized, 34,578,319 shares issued and
outstanding as of 9/30/11; 63,586,666 issued and
outstanding as of 12/31/10	346	636
Treasury Stock	(10,529)	-
Other Comprehensive (Loss)	(1,533)	-
Additional Paid-In Capital	28,423,033	26,760,664
Accumulated Deficit	(25,659,842)	(490,351)
TOTAL STOCKHOLDERS' EQUITY	2,751,477	26,270,949
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	5,476,616	32,123,247

See accompanying notes to the unaudited condensed consolidated financial statements.

FOREX INTERNATIONAL TRADING CORP.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Consolidated	Consolidated	Consolidated	Consolidated
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	9/30/2011	9/30/2010	9/30/2011	9/30/2010
	UNAUDITED	UNAUDITED	UNAUDITED	UNAUDITED
Revenue
Net gain from foreign currency future operations	-	98,168	616	127,740
Consulting & Services	-	5,000	10,000	5,000
Total Revenue	-	103,168	10,616	132,740
Cost of Revenue	-	-	-	-

Gross Profit	-	103,168	10,616	132,740

Operating Expenses
Salaries	30,000	47,979	132,679	130,958
Rent & Office	3,727	17,980	79,289	22,758
Marketing Expenses	5,480	-	117,164	-
Professional Fees	54,315	43,534	130,568	47,569
Director Fees	7,561	-	31,019	-
Filing Fees	7,813	-	33,920	-
Depreciation & Amortization	27,008	39,512	80,860	39,512
Travel	5,995	11,892	56,110	24,214
IT Expenses	557	-	1,568	-
Other Expenses	37,469	12,817	39,203	14,081
Total Other Operating Expenses	179,925	173,714	702,380	279,092

Net (Loss) from Operations (EBIT)	(179,925)	(70,546)	(691,764)	(146,352)

Income from equity interest in Variable Interests	-	-	394,309	-
Financing Expenses
Interest Income	-	11,095	21,406	13,035
Interest Expense	(26,216)	(10,250)	(93,440)	(50,096)
Net Interest Expense	(26,216)	845	(72,034)	(37,061)

Other Income (Loss)
Impairment expense to goodwill from VI	(24,800,000)	-	(24,800,000)	-
Net Other Income (Loss)	(24,800,000)	-	(24,800,000)	-

Pretax (Loss)	(25,006,141)	(69,701)	(25,169,489)	(183,413)

Income Taxes	-	-	-	-

Net (Loss) after Taxes	(25,006,141)	(69,701)	(25,169,489)	(183,413)
Weighted average number of common shares outstanding
Basic	41,428,796	104,120,000	41,428,796	104,120,000
Diluted	41,428,796	104,120,000	41,428,796	104,120,000

Net (Loss) per share - basic	$(0.60)	$(0.00)	$(0.61)	$(0.00)
Net (Loss) per share - fully diluted	$(0.60)	$(0.00)	$(0.61)	$(0.00)

See accompanying notes to the unaudited condensed consolidated financial statements.

FOREX INTERNATIONAL TRADING CORP.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Consolidated	Consolidated
	Nine Months Ending	Nine Months Ending
	9/30/2011	9/30/2010
	UNAUDITED	UNAUDITED
Cash Flows Provided (Used) by Operating Activities
Net Loss	(25,169,491)	(183,413)

Adjustments to reconcile net loss to
net cash provided (used) by operating activities:
Depreciation & amortization	80,860	39,512
Income from equity interest in VI	(394,309)	-
Impairment expense to goodwill from VI	24,800,000
Change in accounting method for investment in VI - reclassification of goodwill	3,531,487
Other Comprehensive (Loss)	1,533
Increase (Decrease) on accrued interest on APH Note	43,310	-
Increase (Decrease) on accrued interest on HAM Note	17,458	-
Increase (Decrease) on accrued interest on Long-Term Notes payable	38,050	-
Decrease (Increase) in Prepaid Expenses and Accounts Receivable	8,075	(86,577)
Increase (Decrease) in Accounts Payable	(2,981,879)	222,902
Decrease (Increase) in Secured Note and Debt Discount	51,205	-
Increase (Decrease) in Other Current Liabilities	460,767	-
Increase (Decrease) in Accrued Expenses	933,358	-
Increase (Decrease) in Other Liabilities	(75,000)	-
Decrease (Increase) in Other Assets	(4,487,375)	-

Net cash provided (used) by operating activities	(3,141,951)	(7,576)

Cash Flows used by Investing Activities
Purchase of fixed assets	-	(20,097)
Leasehold improvements	-	(40,732)
Acquisition of additional 5% of subsidiary	(1,800,000)	-

Net cash used by investing activities	(1,800,000)	(60,829)

Cash Flows From Financing Activities
Retirement of common shares to purchase subsidiary	(25,800,800)	-
Issuance of Series A preferred shares to replace common shares	25,800,080
Private placement shares	28,345
Issuance of shares to reduce Note	71,736
Purchase of shares on open market, returned to Treasury	(10,529)
Issuance of Series A preferred shares to purchase additional 5% of subsidiary	1,200,000
Issuance of Note to purchase additional 5% of subsidiary	600,000
Issuance of common stock	-	241,201
Issuance of convertible notes to a third party, including accrued interest	-	511,507
Issuance of secured note, including accrued interest	-	(411,047)
Investment in debt discount	-	(100,000)
Investment in Ghana project	-	(33,932)
Investment in licensing and websites	-	(105,359)
Issuance of Notes Payable to affiliate party		54,159
Net cash provided by financing activities	1,888,832	156,529

Net Increase in cash and cash equivalents	(3,053,119)	88,124

Cash and cash equivalents, Beginning of Period	3,078,339	307

Cash and cash equivalents, End of Period	25,220	88,431

Non-cash transactions - Accrued interest on notes payable	137,276	15,666
Non-cash transactions - Issuance of Preferred Shares Series A	1,200,000	-
Non-cash transactions - Issuance of Preferred Shares Series A	25,800,080	-
Non-cash transactions - Accrued interest on notes receivable	32,142	11,047
Non-cash transactions - equity interest from VI, YTD	(24,800,000)
Non-cash transactions - impairment expense from VI	394,309
Non-cash transactions - Issuance of restricted shares		41,200
Non-cash transactions - Issuance of convertible note		500,000
Non-cash transactions - Receipt of secured note		400,000

See accompanying notes to the unaudited condensed consolidated financial statements.

FOREX INTERNATIONAL TRADING CORP.
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1

History and Organization of the Company

Forex International Trading Corp. a development stage company and its subsidiaries and/or variable interests (“Forex”, “FXIT”, or the “Company”), a Nevada corporation, holds a 49.9% interest in Triple 8 Ltd (“Asset”), which is principally engaged in offering foreign currency market trading to non-US residents, professionals and retail clients over its web-based trading systems.

The Company’s shares of common stock currently are quoted on the Over the Counter Bulletin Board under the symbol FXIT. The Company’s headquarters is located in Haifa, Israel. The CUSIP number for the Company is 34631J104 and the ISIN number is – US34631J1043

The Company maintains a corporate website under the domain www.forex-international-trading.com.

Overview

The Company was incorporated on July 22, 2009 as a development stage company under the laws of the State of Nevada. On September 9, 2009 the Company filed Form S-1 Registration Statement  for registration of securities under the Securities Act of 1933 with the SEC, which became effective on March 5, 2010.

On March 24, 2010 the Company incorporated its wholly-owned subsidiary in the State of Israel (“Forex Sub”). To date, Forex Sub has not commenced operations, and only accepts bank deposits on behalf of investors, as authorized by the Company. Forex Sub is fully consolidated into these financial statements. The Company intends to sell Forex Sub or dissolve it as it is presently not in operation.

On April 23, 2010, the Company entered into an Employment Agreement (the “Agreement”) with Darren Dunckel (“Executive”) whereby the Company will employ Executive as its Chief Executive Officer for a term of two years (the “Term”).  Executive does not have any family relationship with any director, executive officer or person nominated or chosen by the Company to become a director or executive officer In addition, Executive has been appointed as a member of the Board of Directors of the Company.  For his services during the Term as Chief Executive Officer, the Company will pay Executive a salary of $120,000 to be paid on a monthly basis at a rate of $10,000 per month.  Executive will also be granted a signing bonus consisting of 4,000,000 shares of common stock of the Company upon signing the Agreement.  Additionally, if the Company generates net income of at least $1,000,000 during any fiscal year during the Term, the Company will pay the Executive an annual bonus in the amount of $100,000.  Executive will also receive during the Term such medical, health and disability insurance as the Company provides to its executive officers, two weeks of vacation in each calendar year and eligibility to participate in such pension, profit-sharing, retirement and other benefits as are available to executive officers of the Company (See Subsequent Events).

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

On March 4, 2011, the Company amended the Director Agreements by and between the Company and William Glass and Stewart Reich whereby Mr. Glass and Mr. Reich will each receive shares of common stock of the Company equal to $12,000 divided by the Company’s market price discounted by 25% on an annual basis.  The shares of common stock will be restricted as required under the Securities Act of 1933, as amended (See Subsequent Events).

On November 17, 2010, the Company entered into a Share Exchange Agreement (the “APH Agreement”) with a third party foreign company A.P. Holdings Limited (“APH”) pursuant to which the Company agreed to acquire 17,924 ordinary shares of Triple 8 Ltd, which is a currency trading platform organized under the laws of Cyprus (“Asset”, “Operation Unit”, “Variable Interests” or “VI”).  The securities acquired from APH represent approximately 45% of the issued and outstanding securities of the Operating Unit.   Pursuant to the APH Agreement, in consideration for the securities of VI, the Company agreed to issue 36,000,000 shares of common stock of the Company as well as a 6% Convertible Note in the principal amount of $1,200,000 due February 15, 2011 (the “APH Note”).  On December 30, 2010, the Company and APH entered into an amendment to the APH Agreement whereby the number of shares to be delivered by the Company was reduced from 36,000,000 to 25,000,000.  Further, on December 30, 2010, in order to expedite the transaction and avoid further dilution of the existing shareholders, Medirad Inc. and Rasel Ltd., both shareholders of the Company, have agreed to return an aggregate of 70,000,000 shares of common stock to the Company for cancellation upon closing of the APH Agreement.  The above transaction closed on December 30, 2010. The Company has since defaulted on its note payable to APH in connection with the acquisition of the Operating Unit.  The note was due on February 15, 2011, but by settlement agreement between the companies, was amended and extended to mature on June 30, 2011. As of the date of these financial statements contained herein, the Company is in default on the APH Note for the second time. The Company been notified by APH that it sold its note to third parties. The Company is in negotiations with APH (for the benefit of the Note Holders - third parties) to resolve the default.  There is no guarantee that a settlement will be reached in this matter.

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

On January 17, 2011 the Company issued to a third party Core Consulting Group (“Core”) 700,000 restricted shares as part of the Company consideration under consulting agreement. Core is serving as the Company Investor relations firm. Core’s efforts to build the Company’s brand in the marketplace and raise awareness about the company were treated as a capitalized expense in these financial statements under Other Assets.

On or about January 18, 2011 the Company issued 324,234 common shares pursuant to the Forex Note to AT Limited (“ATL”) to offset $71,736 of expenses that were paid in cash.  The note payable to ATL was reduced by $71,736 as a result.   The Company did not deliver the shares to ATL (See Subsequent Events).

On January 18, 2011, Mrs. Liat Franco was appointed by the Company to serve as the Secretary of the Company.   On March 4, 2011, the Company entered into an Employment Agreement (the “Employment Agreement”) with Liat Franco whereby the Company will employ Ms. Franco as its Secretary for a term of one year (the “Term”).   For her services during the Term as Secretary, the Company will issue Ms. Franco 15,000 shares of common stock of the Company, which will have a restrictive legend under the Securities Act of 1933, as amended.  In the event that the Term of the Employment Agreement is extended, then the number of shares of common stock will be determined by dividing $6,000 by the market price on the first trading day of the Term (See Subsequent Events).

On February 23, 2011, the Company entered into a Securities Purchase Agreement with a third party, LLC organized under the jurisdiction of New York (“Wheatley”), pursuant to which the Company to acquire fifty percent (50%) of the issued and outstanding   membership interest of Wheatley (the “Wheatley Interest”) on a fully diluted basis. In consideration for the Wheatley Interest, the Company agreed to issue and sell to Wheatley 1,125,000 shares of common stock of the Company. Wheatley is a limited liability company organized under the laws of the State of New York with headquarters located at One Grand Central Place. Wheatley is an NFA Registered Introducing Broker (IB), Forex Firm and Commodity Trading Adviser (CTA).  Prior to that, on December 18, 2010, the Company entered into a Securities Purchase Agreement with affiliated corporation to Wheatley (“Forex NYC”) pursuant to which the Company acquired twenty percent (20%) of the issued and outstanding equity of Forex NYC (the “FNYC Interest”) on a fully diluted basis.  In consideration for the FNYC Interest, the Company issued and sold to Forex NYC 1,000,000 shares of common stock of the Company. On February 23, 2011, the Company entered into additional Securities Purchase Agreement with Forex NYC, pursuant to which the Company agreed to acquire an additional thirty percent (30%) of the issued and outstanding membership interest of Forex NYC (the “FNYC Interest”) on a fully diluted basis. In consideration for the additional FNYC Interest, the Company agreed to issue and sell to Forex NYC 675,000 shares of common stock of the Company.

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

On March 28, 2011 the Company approved issuing to an individual third party William Jordan ("WJ") 10,000 restricted shares as part of the Company consideration under consulting agreement. WJ served as consultant to the Company.

On April 5, 2011, the Company entered into a Share Exchange Agreement with a third party foreign company H.A.M. Group Limited (“HAM”) pursuant to which it acquired 1,996 ordinary shares of VI  from HAM representing 5% of the issued and outstanding ordinary shares of VI.  After taking into account the effect of this Agreement with HAM, the Company presently owns approximately 49.9% of VI.  In consideration of the shares, the Company issued HAM 12,000 shares of Series A Preferred Stock and a 6% Convertible Debenture due June 30, 2011 for the amount of $600,000 (the “HAM Note”).  The Series A Preferred Stock has a stated value of $100 per share and is convertible into our common stock at a conversion price of $0.30 per share representing 4,000,000 shares of common stock.  Further, the Series A Preferred Stock votes on an as-converted basis multiplied by three and carries standard anti-dilution rights.  The Series A Preferred Stock does not carry preferential liquidation rights.  The Company been notified by HAM that it has sold its note to third parties.  The Company is in negotiations with HAM (for the benefit of the third parties) to resolve the default.  There is no guarantee that a settlement will be reached in this matter.

On April 5, 2011, the Company and an individual Mr. Poropat (”MP”), a shareholder of the Company, entered into an agreement whereby the parties agreed to convert a $200,000 6% Convertible Debenture, which was in default and was assigned by APH to MP, into 2,500,000 shares of common stock. MP transferred his shares to a third party.

On April 5, 2011, the Company and APH, which owned 33,000,000 shares of common stock and a 6% Convertible Debenture in the amount of $1,000,000, entered into an agreement whereby APH agreed to extend the maturity date of the APH Note from February 15, 2011 to June 30, 2011.  Furthermore, APH agreed that its right to return 16,000,000 shares of common stock to the Company in the issued and outstanding securities of VI  is of no force and effect.  In consideration of the above, the Company agreed to return the 33,000,000 shares of common stock held by APH to treasury and issue APH 100,000 shares of Series A Preferred Stock.  The Series A Preferred Stock has a stated value of $100 per share and is convertible into our common stock at a conversion price of $0.30 per share representing 33,333,333 shares of common stock.  Further, the Series A Preferred Stock votes on an as-converted basis multiplied by three and carries standard anti-dilution rights.  The Series A Preferred Stock does not carry preferential liquidation rights.

As previously disclosed in the Company’s Quarterly Report for the quarter ended June 30, 2011, the HAM Note and the APH Note were in default and the parties were negotiating a further extension of the maturity date of the HAM Note and the APH Note.  The APH Note was assigned to a third party. On September 29, 2011, the Company received a formal notice of default from the holders of the HAM Note and the APH Note demanding payment of the notes and advising that they intend to take immediate legal action against the Company.  As a result of the default, the holder of the APH Note is entitled to demand the delivery of shares of VI held by the Company as consideration for the cancellation of the APH Note and the return of shares of common and preferred shares, which the Company used to pay for the acquisition, to Treasury. This matter is being negotiated in connection with the settlement talks of the APH and HAM Notes, which are currently in default.

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

Dodd-Frank Act - Other Risks
The Company is principally engaged via its subsidiaries and/or affiliates in offering foreign currency market trading to non-US residents. As such, the Company has blocked traffic from the US and periodically reviews its client list to make sure that US residents are not trading on its platforms. The Company recently received a notice from the Commodities and Future Trading Commission (“CFTC”) alleging that the Company was offering its services to US residents, in violation of CFTC rules.  As a response to that letter, the Company investigated its operations, and identified about 33 US residents which were able to open accounts during gaps while upgrading the platform, and then closed their accounts and returned their money to them. The platforms were also upgraded to close any loopholes and to block US traffic more tightly.  Due to the fact that the Company has no US-based customers, and has blocked US-based customers, the Company position is that it is not subject to the Dodd-Frank Act. As the Company is having intensive negotiations to potentially acquire an interest in a registered Broker Dealer within the US, it is making the following disclosure:

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

NOTE 2

Summary of Significant Accounting Policies

Basis of consolidation
The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary (Forex Sub) without variable interest entities for which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated upon consolidation.  Control is determined based on ownership rights or, when applicable, whether the Company is considered the primary beneficiary of a variable interest entity.

On or around December 31, 2010, the Company acquired 44.9% of Asset and its wholly-owned subsidiary UFX Ltd (“Asset Subsidiary”), which was incorporated in Israel.  Although the Company owned a minority stake of Asset, an employee of the Company, Mr. D. Offer, was  appointed as the sole director of Asset Subsidiary  until June 30, 2011.  Asset Subsidiary is the operational arm of Asset.  Under Israeli corporate law, the Board of Directors of the operating subsidiary have total control over the operations of the operating company, with the authority to hire and fire and open bank accounts to further the aims of the entire company.  Furthermore, Asset Subsidiary held all client accounts for Asset, bank accounts and employed all of Asset’s workers.

Given this set of facts, and under the guidance of FINR46, the Company therefore had to consolidate the results of VI into its financial results.  At December 31, 2010, the Company consolidated only the balance sheet of VI, because the transaction closed at yearend of fiscal 2010.  The Company consolidated the statements of operation and of cash flows thereafter, in addition to the balance sheet, for the periods ended March31, 2011 and June30, 2011.  The Company was forced to consolidate, as the VI was judged to be a variable interest entity, and management of the Company concluded that the Company was in fact the primary beneficiary of the VI’s gains and losses.  The fact that Mr. Offer was the sole director at the operating subsidiary gave the Company de-facto operating control of the VI, through other than voting means.

Go-forward accounting treatment – No consolidation per FIN46R, barring the acquisition of an additional interest in Asset
Due to the fact that Mr. Offer was removed unilaterally from the Board of Directors of Asset Subsidiary by the Directors of Asset, on or around June 30, 2011, and the fact that the Company holds a minority stake in VI, the Company is forced to take the decision to discontinue consolidating the financial statements of VI into its results in the third fiscal quarter of 2011.

The Company is recasting its results to show the equity method from the beginning of the year, as is permitted under ASC810, which states that a restatement to the equity method is permissible to the beginning of the fiscal year in which the de-consolidation occurs, but not to prior fiscal years.   During the first two quarters, the Company did have significant influence over the VI, so the cost method is not appropriate during those first two quarters.

In lieu of the adversarial situation with Asset, and lacking access to Asset financials, the Company is required to use the cost method to account for the investment going forward.  The basis for this method, when the company still owns nearly 50%, is that without Mr. Offer’s involvement at the Asset Subsidiary, the Company no longer has operating control, or even significant influence over the VI, as evidenced by the fact that the Company has not received VI’s third quarter operating results as of the date of this filing (see Subsequent Events).

The rules in ASC810 allow a restatement to the equity method in that case, back to the beginning of the year (2011).  Restatement of the prior year (12/2010) is not permitted under the rules. The Company included in footnote 3 a table which reflects the Company’s standalone earnings from January 1, 2010 to September 30, 2011, unconsolidated with those of the VI, though consolidated with Forex Sub, the Company management is in compliance with the instructions of ASC810, and therefore restatement to prior quarterly financials is not needed.

Given that the Company’s cannot continue to consolidate Asset’s financial statements going forward, we have performed an analysis to assess the impairment to goodwill.  Based on available market data, and on discussions with possible buyers, the Company has determined that it could potentially sell the investment in 49.9% of VI for approximately $4-6MM.  The Company has therefore impaired the goodwill by $24.4MM, and switched the cost method going forward.  The carrying value of the investment (shown in Other Assets) is at the lower end of the probable sale range, which is $4MM.  The Company also evaluated impairment using a combination of publicly-traded comparables and discounted cash flow analysis, but chose to use the sale price method, because of the more conservative carrying value, and because of the diminished value from no longer having operating control, and in fact being denied certain key information such as financial statements for the third fiscal quarter, the consequence of which is to make the equity method of accounting for the investment untenable in this quarter and going forward.

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

For the fiscal quarter ended June 30, 2011, the balance sheet and results of operations of Forex Sub, our wholly owned subsidiary, which is not active in operation and serving as our agent) were consolidated into these financial statements.

Although the Company acquired approximately 45% of Operation Unit at yearend of the fiscal year ended December 31, 2010, the Company determined that Operation Unit was a VIE, and that the Company was the primary beneficiary of the VIE’s residual gains and losses.  For this and other reasons discussed in the prior section regarding consolidation, the Company has therefore consolidated VI’s financial statements for the first and second fiscal quarter of 2011.  Starting in the third fiscal quarter of 2011, the Company has determined that the Company is no longer the primary beneficiary of the entity’s gains and losses.  Therefore, the Company will no longer be consolidating the financial results of VI going forward, for the reasons discussed above, barring the acquisition of an additional interest in VI that would raise the Company’s ownership above 50%.  No such acquisition occurred during the third fiscal quarter, and none is planned in the future.

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

Share Repurchase Program
On April 25, 2011, the Company issued a press release announcing that its Board of Directors has approved a share repurchase program as of April 25, 2011.  Under the program, the Company is authorized to purchase up to 1,000,000 of its shares of common stock in open market transactions at the discretion of management.  All stock repurchases will be subject to the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended and other rules that govern such purchases. As of September 30, 2011 the Company repurchased 32,500 of its common shares in the open market at a total cost of $10,529, which will be returned to treasury stock.

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

Loss per Share
Net loss per share is provided in accordance with ASC Codification Topic 260 Section S99-1 and Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  The Company had 47,990,568 dilutive common stock equivalents, such as stock options or warrants as of the date of these financials.

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

Comprehensive Income
SFAS No. 130, Reporting Comprehensive Income, requires a full set of general-purpose financial statements to be expanded to include the reporting of comprehensive income. Comprehensive income is comprised of two components, net income and other comprehensive income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non owner sources. As of September 30, 2011, foreign currency translation adjustments arising from Asset incomes per equity method were the only items of other comprehensive income for the Company.

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

Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern.   The future of the Company is dependent upon its ability to raise funds, generate revenues and upon future profitable operations from the development of its new business opportunities.   The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 3

Acquisitions
On or around December 31, 2010, the Company acquired approximately 44.9% of Asset. The following reflects the pro-forma income statement if Asset  had been acquired on January 1, 2010, rather than at the end of 2010, and shows the combined income statement for 2010 and the first two quarters of 2011:

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

We have not shown the latest fiscal quarter above ended September 30, 2011 in the schedule above, because we are no longer allowed to consolidate the operating statement of VI going forward for reasons discussed in Footnote 2.

The following reflects the Company’s standalone earnings from January 1, 2010 to September 30, 2011, unconsolidated with those of the VI, though consolidated with Forex Sub:

	Consolidated	Consolidated	Consolidated	Consolidated
	Year Ended	Quarter Ended	Quarter Ended	Quarter Ended
	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011
	AUDITED	UNAUDITED	UNAUDITED	UNAUDITED
Total Revenue	148,281	616	10,000	-
Cost of Revenue	-	-	-	-

Gross Profit	148,281	616	10,000	-

Net Profit (Loss) from Operations (EBIT)	(391,546)	(602,738)	90,899	(179,927)

Net Profit (Loss) after Taxes	(439,654)	(622,488)	64,831	(206,143)
EBITDA	(286,088)	(602,039)	144,052	(179,135)
Weighted average number of common shares outstanding
Basic	48,671,963	49,232,234	49,819,537	41,428,796
Diluted	48,671,963	49,232,234	97,750,527	41,428,796

Net Loss per share - basic	$(0.01)	$(0.01)	$0.00	$(0.00)
Net Loss per share - fully diluted	$(0.01)	$(0.01)	$0.00	$(0.00)

Company's share of profits in unconsolidated subsidiary	$-	$194,724	$199,585	$-
Company's net profit (loss), adjusted for profits in unconsolidated subsidiary	$(439,654)	$(427,764)	$264,416	$(206,143)

Note that for the fiscal quarter ended September 30, 2011, the Company has not received the operating results of VI as of the date of this filing, despite pursuing the matter through its counsel with the VI.  As such, the equity method is untenable going forward, and the Company is forced to switch to the cost method of accounting for the investment going forward.

During December 2010 and during February 2011, the Company entered into series of agreements to acquire 50% of Wheatley and Forex NYC.  A dispute has arisen between the Company and Wheatley and Forex NYC.  Due to the failure of Wheatley and Forex NYC to deliver audited financial statements as required at the closing of the transaction, it is therefore the Company’s position that the closing requirements were not met, and that as a result, the transactions were not consummated.  On July 2011, the Company unwound its agreement with Forex NYC, as well as with Wheatley. Forex NYC surrendered their 1,000,000 shares back to the Company. Due to the fact that the Company knew that there the shares would be surrendered, the shares have been treated as returned to Treasury Stock as of June 30, 2011.  The shares have been returned to the Company.

NOTE 4

Short Term Secured Note & Accrued Interest

On July 8, 2010, the Company issued a Convertible Promissory Note to a foreign corporation, third party - ATL in aggregate principal amounts of $500,000 (the “Forex Note”).  In consideration for the Company issuing the ATL Note, ATL issued the Company a Secured and Collateralized Promissory Note in the principle amount of $400,000 (the “ATL Note”).

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

The Forex Note bears interest at 10%, matures two years from the date of issuance and is convertible into our common stock, at ATL’s option, at a conversion price of $0.20 subject to adjustment.  On the 21st trading day following each conversion, the number of shares of common stock issuable to ATL pursuant to the Forex Note shall be adjusted such that the aggregate number of shares of common stock issuable to ATL is equal to the amount converted divided by 75% of the average of the three lowest closing bid prices during the 20 trading days following delivery of the shares of common stock upon the initial conversion.  Concurrent with the conversion of the Forex Note, ATL must make a payment to the Company reducing a pro rata amount owed to the Company under the ATL Note.   Based on a fixed conversion price of $0.20, the Forex Note in the aggregate amount of $500,000, excluding interest, is convertible into 2,500,000 shares of our common stock.  ATL has agreed to restrict their ability to convert the Forex Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. See Subsequent Events.

NOTE 5

Property and Equipment, Net

Property Plant and Equipment for the Company consists of the following, as of September 30, 2011(consolidated and unaudited), and at December 31, 2010 (consolidated and audited):

At September 30, 2011 (Consolidated, Unaudited)

		Purchase
	Useful Life	Price

Computers and equipment	3	12,539
Furniture	7	9,430
Leasehold Improvments	3	0

Total cost		21,969
Accumulated depreciation and amortization		6,644
Property Plant and Equipment, Net		15,325

At December 31, 2010 (Consolidated, Audited)

		Purchase
	Useful Life	Price

Computers	3	109,294
Software license and development	5	1,574,866
Furniture and equipment	7	128,962
Leasehold Improvements	10	21,133
Vehicle	5	7,221

Total cost		1,841,476
Accumulated depreciation and amortization		399,254
Property Plant and Equipment, Net		1,442,222

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

Capitalization of Offering Costs
The Company determined that it had booked certain costs associated with its offering (mostly legal expenses, and expenses associated with producing its financial statements) as expenses in error, which caused a restatement of the financials in 2010, where the net amount to be capitalized is $50,625 at December 31, 2010 and $410,625 at September 30, 2011.  This amount includes the commitment fee for Centurion Private Equity and $210,000 for brand building and investor relations expense that were erroneously expensed in the prior quarter.

Debt Discount on Convertible Note, Net
The Company recognizes a debt discount for the difference in the face value of the ATL notes issued and received by the Company: $100,000. Said Note Discount will be amortized over the life of the Company note: two years. The current portion of Note Discount was presented as current assets, while in 2010 the remaining long term balance was presented in Other Assets.

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

Goodwill - Acquisition of VI
On November 17, 2010, the Company entered into the APH Agreement with APH.  The goodwill recorded in the transaction was $26,594,710 (as appears on the December 31, 2010 balance sheet).  As part of its due diligence process, the Company hired an outside firm to conduct a fairness opinion on the valuation of Operation Unite.  One of the methods employed by that firm for assessing the fairness of the transaction to the Company was the Net Adjusted Asset method, which assumes as its premise that the fair market value of the assets is equal to the cost and book value of those assets.  VI’s balance sheet was audited at December 31, 2010 by a separate auditing firm, and it was determined that no additional write-up (or write-down) to the value of the assets and liabilities of VI was needed to bring those assets and liabilities from audited book value to fair market value, because there was only one buyer for those assets, and the assets, particularly the Property Plant and Equipment, had a very specific use.  Therefore, the premium in purchase price over the book value of the net assets acquired was allocated entirely to goodwill.

On or around April 6, 2011, the Company acquired approximately an additional 5% interest in VI, and booked an additional $1,736,777 in goodwill as a result of that transaction, bringing the total goodwill in connection with Asset to $28,331,487.
Given that the Company’s cannot continue to consolidate Asset’s financial statements going forward, we have performed an analysis to assess the impairment to goodwill.  Based on available market data, and discussions with possible buyers, the Company has determined that it could potentially sell the investment in 49.9% of VI for approximately $4-6MM.  The Company has therefore impaired the goodwill by $24.4MM, and switched the cost method going forward.  The carrying value of the investment (shown in Other Assets) is at the lower end of the probable sale range, which is $4MM.  The Company also evaluated impairment using a combination of publicly-traded comparables and discounted cash flow analysis, but chose to use the sale price method, because of the more conservative carrying value, and because of the diminished value from no longer having operating control, and in fact being denied certain key information such as financial statements for the third fiscal quarter, the consequence of which is to make the equity method of accounting for the investment untenable in this quarter and going forward.

White Label License & Websites, Net
On April 19, 2010, the Company entered into a Software Licensing Agreement with VI which was dated April 12, 2010, whereby the Company will license Asset’s proprietary trading software (the “Software”) for the purpose of developing a Forex Trading Platform and introducing prospective clients (“End Users”).  Asset created a website for the Company, which was funded by the Company at a cost of $50,000 (the “Setup Fee”).  Upon the Company and Asset generating $100,000 in revenue under the agreement, the Company will be reimbursed 50% of the Setup Fee ($25,000).  The Company will receive 30% of the net profit generated from End Users, which will be increased to 50% in the event that the monthly volume generated by the Company is in excess of $250 million. Said agreement with Asset was considered by the Company as a mid-term-solution and in order to examine the system closely, the Company evaluate the platforms capabilities and flexibility to create a custom trading platform for the Company’s future clients.  While the Company is developing its own custom software platform, it began operating said affiliate program with Asset’s existing trading platform. The custom platform will be designed to help clients evaluate risk not only on a per trade basis, but also from a portfolio perspective.  The Company will then add additional features to their platform such as: (i) Easy deposit and withdrawal or funds transfers between existing banking/investment accounts; (ii) Total portfolio integration of client’s currency accounts with other investment accounts; and (iii) Detailed real time calculations of profits and losses, among others. Costs of software acquired along with payroll costs and consulting fees relating to the development of internal use software, including that used to provide internet solutions, are capitalized.

Total Other Assets as presented in the Balance Sheet, is as follows, as of September 30, 2011 (consolidated, unaudited):

	Consolidated	Consolidated
	September 30, 2011	December 31, 2010
	UNAUDITED	AUDITED
Capitalization of offering costs	410,625	50,625
Acquisition of 20% of FOREX NYC	-	200,000
Debt Discount on Convertible Note, Net	-	25,890
White Label License & Websites	30,729	70,239
Investment in 49.9% of VI	4,000,000	-
Equity interest in Subsidiary	394,309	-
Foreign currency translation for the quarter ended March 31, 2011	(32,272)	-
Foreign currency translation for the quarter ended June 30, 2011	30,739	-
	4,834,130	346,754

NOTE 7

Accounts Payable and Short Term Convertible Notes
As of September 30, 2011 the Company owes $434,600 in payables and accrued expenses.

In connection with the acquisition of just under 50% of VI, the Company owes APH on a short-term note payable in the principal amount of $1,000,000, and $52,110 in accrued interest, and owes HAM on a short-term note payable in the principal amount of $600,000, and $17,458 in accrued interest.  The notes and accrued interest are classified as short-term liabilities on the financial statements included herein reflecting the anticipated extension of maturity (both Notes matured on June 30, 2011 and the Company is in default). The Notes both carry 6% annual interest, and are convertible to common shares. The Company has since defaulted on its notes payable to APH and HAM in connection with the acquisition of the Asset.  These notes were amended and extended to mature in June 30, 2011. As of the date of these financial statements contained herein, the Company is in default on these Notes.  The Company been notified by APH and HAM that they have transferred their notes to third parties.  The Company is in negotiations with APH and HAM (for the benefit of the third parties) to resolve the default.  There is no guarantee that a settlement will be reached in this matter.

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

On or around July 25, 2011 the IRS charged the Company with $20,000 civil penalty for failure to file Form 5471. The Company is contesting this penalty and has notified the IRS accordingly, but has accrued the penalty in the event that its appeal is unsuccessful. The Company is current with its IRS filing requirement and filed its tax returns for the fiscal year of 2010.

NOTE 9

Long-term Convertible Notes Payable:
On October 6, 2009 the Company signed a Note Payable for $25,000 payable to Rasel LTD (“Rasel” an affiliated entity at that time) due on October 6, 2010 at 4% per annum.   The proceeds were used to pay for half of an existing Accounts Payable to for legal fees incurred at the Company’s inception.

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

The accrued balance of the notes including interest as of September 30, 2011 is $134,288.

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

On or about January 18, 2011 the Company issued 324,234 common shares to ATL to settle the Prepaid Amount in lieu of cash. The Company did not deliver the shares to ATL.

The Forex Note was offered and sold to ATL in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. ATL is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

The accrued balance of the Forex note including interest as of September 30, 2011 is $486,684.

See Subsequent Events.

NOTE 10

Stockholders’ Equity

Common Shares:
The Company was authorized to issue 400,000,000 shares of its $0.00001 par value common stock and 20,000,000 shares of its $0.00001 par value preferred stock as of June 30, 2011.

On July 22, 2009 the Company issued 40,000,000 shares of its $0.00001 par value common stock to Medirad Inc. (“Medirad”) and 40,000,000 shares of its $0.00001 par value common stock to Rasel.   Shares were issued at par with no Additional Paid In Capital for a total of $800.

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

On January 17, 2011 the Company issued to Core 700,000 restricted shares as part of the Company consideration under consulting agreement. Core is serving as the Company’s Investor relations firm.

On January 27, 2011, the Company issued 324,234 shares to ATL for certain draws on a note to pay expenses in the amount of $71,736.  The note payable balance to ATL was reduced by the amount of those prepaid expenses. The Company did not deliver the shares to ATL. See Subsequent Events.

On March 28, 2011 the Company approved issuing to WJ 10,000 restricted shares as part of the Company consideration under consulting agreement. WJ served as consultant to the Company in connection with referral to third parties.

On April 5, 2011, the Company and MP, a shareholder of the Company, entered into an agreement whereby the parties agreed to convert the $200,000 6% Convertible Debenture, which was in default and was assigned by APH to MP, into 2,500,000 shares of common stock.

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

Treasury Stock
On April 25, 2011, the Company issued a press release announcing that its Board of Directors approved a share repurchase program as of April 25, 2011. Under the program, the Company is authorized to purchase up to 1,000,000 of its shares of common stock in open market transactions at the discretion of management. All stock repurchases will be subject to the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended and other rules that govern such purchases. As of the date of this filing, the Company repurchased 32,500 of its common shares in the open market, which will be returned to treasury.

Series A Preferred Shares
On April 5, 2011, the Company entered into a Share Exchange Agreement with HAM pursuant to which it acquired 1,996 ordinary shares of Triple from HAM representing 5% of the issued and outstanding ordinary shares of Triple.  After taking into account the effect of this Agreement with HAM, the Company presently owns just under 50% of Triple.  In consideration of the shares, the Company issued HAM 12,000 shares of Series A Preferred Stock and a 6% Convertible Debenture due June 30, 2011 for the amount of $600,000 (the “HAM Note”).  The Series A Preferred Stock has a stated value of $100 per share and is convertible into our common stock at a conversion price of $0.30 per share representing 4,000,000 shares of common stock.  Further, the Series A Preferred Stock votes on an as-converted basis multiplied by three and carries standard anti-dilution rights.  The Series A Preferred Stock does not carry preferential liquidation rights.

On April 5, 2011, the Company and APH, which owned 33,000,000 shares of common stock and a 6% Convertible Debenture in the amount of $1,000,000, entered into an agreement whereby APH agreed to extend the maturity date of the APH Note from February 15, 2011 to June 30, 2011.  Further, APH agreed that its right to return 16,000,000 shares of common stock to the Company in consideration for the issued and outstanding securities of VI is of no force and effect.  In consideration of the above, the Company agreed to return the 33,000,000 shares of common stock held by APH to treasury and issue APH 100,000 shares of Series A Preferred Stock.  The Series A Preferred Stock has a stated value of $100 per share and is convertible into our common stock at a conversion price of $0.30 per share representing 33,333,333 shares of common stock. The Series A Preferred Stock votes on an as- converted basis multiplied by three and carries standard anti-dilution rights.

NOTE 11

Financial Statement restatement
On September 7, 2010, the Company restated previously issued audited financial statements to capitalize prior startup expenses, including mostly legal expenses that were initially booked as expenses as detailed on footnote 6 under Capitalization of Offering Costs

NOTE 12

Commitments and Contingencies

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

Websites
The Company and its affiliates have four websites. All websites are currently under evaluation and further construction, and as such modifications may apply.

Lease Agreement
The Company’s headquarters located at Moria 30 Avenue, Haifa, Israel 34572.

The Company leased two (2) virtual offices in Las Vegas NV and in Dallas TX, paying about $250 per month for each virtual office.

Investor’s Conference Calls
On May 25, 2011, the Company hosted a conference call after the close of the market to discuss its first quarter financials for fiscal 2011 as well as the Company’s business outlook for the remainder of the year. The call was open to all shareholders and interested parties.   A copy of the presentation by Darren Dunckel, CEO of the Company, was filed as Exhibit to the form 8K that was filed by the Company.

The Company hosted a second conference call to discuss its second quarter financials for fiscal 2011, as well as the Company’s business outlook for the remainder of the year. The call took place after the close of the market on Tuesday August 30, 2011 and was open to all shareholders and interested parties. Though the Company announce twice about said conference call, only about 15 people participate on said call.

Due to the fact that the Company can no longer consolidating the results of VI (per FIN46R) starting this third fiscal quarter, the Company may not be having further earnings calls through the end of fiscal 2011.

Acquisition of interests of VI
The Company acquired just under a 50% interest of Operation Unit in a series of transactions. In connection with the Asset acquisition, on November 17, 2010, the Company entered into a Share Exchange Agreement (the “APH Agreement”) with APH pursuant to which the Company agreed to issue 36,000,000 shares of common stock of the Company as well as a 6% Convertible Note in the principal amount of $1,200,000 due February 15, 2011 (the “APH Note”).  On December 30, 2010, the Company and APH entered into an amendment to the APH Agreement whereby the number of shares to be delivered by the Company was reduced from 36,000,000 to 25,000,000.  Further, on December 30, 2010, in order to expedite the transaction and avoid further dilution of the existing shareholders, Medirad and Rasel, both shareholders of the Company, have agreed to return an aggregate of 70,000,000 shares of common stock to the Company for cancellation upon closing of the APH Agreement.  The above transaction closed on December 30, 2010.

In connection with the acquisition of just under 50% of Asset, the Company owes APH on a short-term note payable in the principal amount of $1,000,000, and $52,110 in accrued interest, and owes HAM on a short-term note payable in the principal amount of $600,000, and $17,458 in accrued interest.  The notes and accrued interest are thus classified as short-term liabilities on the financial statements included herein reflecting the anticipated extension of maturity (both Notes mature on June 30, 2011 and the Company is in default). The Notes both carry 6% annual interest, and are convertible to common shares.

The Company has since defaulted on its notes payable to APH and HAM in connection with the acquisition of the VI.  These notes were amended and extended to mature in June 30, 2011. As of the date of these financial statements contained herein, the Company is in default on these Notes. The Company been notified by APH and HAM that they have transferred their notes to third parties. The Company is in negotiations with APH and HAM (for the benefit of the third parties) to resolve the default.  There is no guarantee that a settlement will be reached in this matter.

Nexus LOI
On February 7, 2011, the Company entered into a Letter of Intent ("LOI") to acquire up to 40.1% equity interest in a U.K. regulated investment advisory firm. On March 30, 2011, the LOI was terminated by the Parties.

Pending Transactions and Outstanding Letters of Intent
As a development stage company, the Company pursues acquisitions and joint ventures from time to time, and has a number of Letters of Intent (“LOI”) outstanding for various transactions.  At the LOI stage, the Company attempts to determine if the two companies may be integrated and to assess the synergies of the companies.  If the synergies that may result from the transaction are not acceptable, the LOI is cancelled.

On May 24, 2011, the Company countersigned a Letter of Intent dated May 17, 2011 (the “LOI”) with a foreign corporation (“Paragon”) pursuant to which Paragon agreed to sell and the Company agreed to purchase a 51% interest in Paragon in consideration of $17,595,000 to be paid by the Company in cash and shares of common stock.  Paragon is a provider of advanced Forex trading platform for the online Forex industry, it committed to pioneering the next generation of comprehensive, added-value solutions for Forex operators based on intimate industry experience and cutting-edge technologies. A portion of the consideration shall be paid to the shareholders of Paragon. The Parties have not yet determined how the consideration will be allocated. Except for various miscellaneous provisions, this LOI is non-binding.  Final closing is subject to certain procedures including satisfactory due diligence, and approval of the final definitive agreements by the Boards of Directors of the Company and Paragon, among others.  There is no guarantee that the parties will reach a final agreement, that the Company will be able to raise the required funds to close the transaction. or that the transaction will close on the terms set forth as agreed in the LOI. To date the Company has not concluded its due diligence, and the Paragon LOI has expired without any action of either side.

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

Gold trading project - During the third quarter of 2011, the Company entered negotiation with a domestic party (“DP”) to potentially joint venture on trading actual gold. In essence, DP holds a license from a South American country to trade gold. DP is willing to sign a contract with the Miner Association located in this country to purchase up to 520kg of placer gold per month from private individuals miners, which are members of the Miner Association. The concept is that Placer gold will be collected from private individuals’ miners and purchase the gold will be under the following conditions: (1) Price of Purchase will be changed daily and will be approximately 9% off from London gold market. (2) Purchase will be made after placer gold will be melted, weighted and certified to be done in one place. (3) Payment to the individual miners will be made in cash.

Per the contract with DP, the Miner Association guarantees to provide the following terms and conditions: (a) License (including export license) to purchase and sell gold. (b) Supply placer gold with a minimum amount of 520kg based on monthly purchase. (c) Support to open a private bank for banking operations such as Saving Accounts, Loans, Mortgages, ATM and Debit Card Services to provide payments to private miners.

The Company is in the process of conducting due diligence, as well as evaluating the creation of an internet trading platform specialized in gold. There is no guarantee that the negotiation will be finalized or that we will enter into a definitive agreement.

Investment Agreements
On June 27, 2011, the Company entered into an investment agreement (the "Investment Agreement") with Centurion Private Equity, LLC ("Centurion") pursuant to which the Company may issue registered, tradable shares of its common stock, par value $0.00001 per share (the "Common Stock"), up to $10,000,000 over a 36-month period.   Pursuant to that certain Registration Rights Agreement (the "Registration Rights Agreement"), the Company agreed to register the shares issuable under the Investment Agreement.  Any use of this funding mechanism will be entirely at the Company's discretion.

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

In connection with the Investment Agreement, we issued the Commitment Shares and the Fee Shares to Centurion. These securities were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  The issuance did not involve any general solicitation or advertising by us. Centurion acknowledged the existence of transfer restrictions applicable to the securities sold by us. Certificates representing the securities sold contain a legend stating the restrictions on transfer to which such securities are subject.  The commitment fee for the transaction has been capitalized under Other Assets.

 On July 12, 2011, Forex Sub a wholly owned subsidiary of Forex International Trading Corp. (the “Company”), entered into a Joint Venture Agreement with a third party (the “Partner”) whereby the joint venture shall seek to develop a forex trading platform using the platform licensed to the Company pursuant to the Software Licensing Agreement with VI  dated April 12, 2010.  In accordance with the joint venture, the Partner shall be responsible for all marketing operations.  Forex Sub and the Partner shall split all profit evenly.  The term of the joint venture is six months. In August, 2011 Forex Sub and Partner decided not to continue with this Joint Venture, as such the Joint Venture was cancelled.

Adversarial relationship with Asset
As disclosed (in footnote 2 and 6) - Go-forward accounting treatment – No consolidation per FIN46R, barring the acquisition of an additional interest in Asset Due to the fact that Mr. Offer was removed unilaterally from the Board of Directors of Asset Subsidiary by the Directors of Asset, on or around June 30, 2011, and the fact that the Company holds a minority stake in VI, the Company is forced to take the decision to discontinue consolidating the financial statements of VI into its results in the third fiscal quarter of 2011. On or around August 30, 2011, the Company via its attorney issued a formal letter to Asset and to the Trustee holding Asset Subsidiary’s shares putting them on notice about the position of the Company with the legality of removal the Company’s sole director with Asset Subsidiary. Said detailed letter that put Asset and the substitute directors as well as the Trustee on notice with liability for future consequences was not responded to by Directors of Asset. Moreover, on or around November 10, 2011, the Company issued an additional letter to the current Directors of Asset Subsidiary – see subsequent events.

Legal Proceedings
From time to time, we may be a party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are involved currently in any legal proceeding that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. On or about June 13, 2011 the Company initiated a complaint against an individual and website for defamation, intentional interference with prospective economic advantage, negligent and violations of business and professions code. The Complaint was filled with the Superior Court of the State of California - For the County of San Diego and its case number is 37-2011-00092840-CU-DF-CTL. On or about September 14, 2011, the Company withdrew its complaint.  On or about August 16, 2011, one of the defendants filed a notice of motion and motion to strike the complaint under the anti-slapp statute. On or about November 3, 2011, the Company’s agent for service was served with the motion in which the defendant is seeking approximately $20,988 in legal fees.

NOTE 13

Related Parties Transactions
Per the Dunckel Agreement whereby the Company is employing Darren Dunckel as its Chief Executive Officer, the Company accrued $90,000 as salary and related compensation for the nine months ended on September 30, 2011.

Per the Officer and Directors agreements, the Company accrued $31,019 as compensation for the period ended on September 30, 2011 since commencement.

Rasel - Affiliated Party during 2010 - On October 6, 2009 the Company signed a Note Payable for $25,000 payable to Rasel (an affiliated entity during 2010) due on October 6, 2010 at 4% per annum.   The proceeds were used to pay for half of an existing Accounts Payable to Stephen Fleming for legal fees incurred at the Company’s inception. On October 20, 2009 the Company signed a Note Payable for $50,000 payable to Rasel (a Company Shareholder) due on October 20, 2010 at 4% per annum.   These proceeds were used to pay for startup costs, audit fees and future expenses. On January 22, 2010 the Company signed a Note Payable for $50,000 payable to Rasel (a Company Shareholder) due on October 30, 2011 at 4% per annum.   These proceeds will be used for working capital and future expenses. On January 22, 2010 the Company signed an amendment to extend the maturity date of the Promissory Notes in the amount of $50,000 and $25,000 dated October 6, 2009 and October 20, 2009, respectively, to October 30, 2011. On March 2, 2011 the Company and Rasel agreed to extend the maturity of all notes to December 31, 2012 in consideration of adding a conversion feature to the notes with either a 5% discount to the market price or a fixed price of $0.60. The extension of maturity was agreed to be effective as of December 30, 2010.  The accrued balance of the notes including interest as of September 30, 2011 is $134,288.

In connection with the acquisition of just under 50% of the VI, the Company owes APH on a short-term note payable in the principal amount of $1,000,000, and $52,100 in accrued interest, and owes HAM on a short-term note payable in the principal amount of $600,000, and $17,458 in accrued interest.  The notes and accrued interest are classified as short-term liabilities on the financial statements included herein reflecting the anticipated extension of maturity (both Notes mature on June 30, 2011 and the Company is in default). The Notes both carry 6% annual interest, and are convertible to common shares.

The Company has since defaulted on its note payable to APH in connection with the acquisition of the Asset.  The note was amended and extended to mature in June 30, 2011. As of the date of these financial statements contained herein, the Company is in default on the APH Note. The Company been notified by APH that it sold or transfer its note to third parties. The Company is in negotiations with APH (for the benefit of the third parties) to resolve the default.  There is no guarantee that a settlement will be reached in this matter.

NOTE 14

Earnings per share
Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the quarter.  Diluted net loss per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock.  At September 30, 2011 and September 30, 2010, there were 47,990,568 and 0 potentially dilutive common stock equivalents, respectively.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share.

Below are earnings (loss) per share and weighted average common shares outstanding for purposes of calculating basic and diluted earnings (loss) per share:

	Consolidated	Consolidated	Consolidated	Consolidated
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	9/30/2011	9/30/2010	9/30/2011	9/30/2010
	UNAUDITED	UNAUDITED	UNAUDITED	UNAUDITED
Net Profit (Loss) after Taxes	(25,006,143)	(69,701)	(25,169,491)	(183,413)
Weighted average number of common shares outstanding
Basic	41,428,796	104,120,000	41,428,796	104,120,000
Diluted	41,428,796	104,120,000	41,428,796	104,120,000

Net Profit (Loss) per share - basic	$(0.60)	$(0.00)	$(0.61)	$(0.00)
Net Profit (Loss) per share - fully diluted	$(0.60)	$(0.00)	$(0.61)	$(0.00)

NOTE 15

Subsequent Events

On July 8, 2010, the Company issued a Convertible Promissory Note to ATL in the aggregate principal amount of $500,000 (the "Forex Note"). In consideration for the Company issuing the Forex Note, ATL issued the Company a Secured and Collateralized Promissory Note in the principle amount of $400,000 (the "ATL Note"). Concurrent with the conversion of the Forex Note, ATL was to make a payment to the Company reducing a pro rata amount owed to the Company under the ATL Note. On November 8, 2010, ATL agreed that various loans in the principal amount of $71,736 (the "Prepaid Amount") provided by ATL to the Company should be converted into shares of common stock On January 18, 2011, the Company issued 324,234 common shares of the Company to ATL in settlement of the Prepaid Amount in lieu of cash payment in the amount of the Prepaid Amount, but such shares were not delivered to ATL (the "Undelivered Shares"). As of October 27, 2011, ATL had advanced to the Company an additional amount of $159,495 under the ATL Note, resulting in the Company being indebted to ATL in the aggregate amount of $231,231 (the "Total Debt").

On April 7, 2011, ATL assigned two thirds of the Total Debt to Watford Holding Inc. and James Bay Holdings, Inc., (collectively the "Indebted Parties"). As of October 27, 2011, the Indebted Parties had threatened to commence litigation against the Company for breach of the Forex Note and non-payment of the Total Debt.

In efforts to reduce debt and cure the default, on November 1, 2011, the Company and the Indebted Parties entered into a Settlement Agreement (the "Agreement") whereby without admitting any wrongdoing on either part, settling all previous agreements and resolved any existing disputes. Under the terms of the Agreement, the Company agreed to issue the Indebted Parties 45,000 shares of Series B Preferred Stock of the Company on a pro-rata basis and the Undelivered Shares were returned to the treasury of the Company. The Series B Preferred Stock has a stated value of $100 per share and is convertible into our common stock at a conversion price of $0.30 per share representing 150,000 common shares. Further, the Series B Preferred Stock votes on an as converted basis and carries standard anti-dilution rights. The issuance will represent issuance for cash consideration of approximately $5.14 for each share of Series B Preferred Stock and the Total Debt amount will be recorded as equity. ATL agreed to return the Undelivered Shares for cancellation.

Following the issuance and delivery of the shares of Series B Preferred Stock to the Indebted Parties, as well as surrendering the Undelivered Shares, the Agreement resulted in the settlement of all debts, liabilities and obligations between the parties and that all balances between the Company and Indebted Parties will be off set, so no party has any balance with the other party.

On or about November 10, 2011 the Company through its attorney issued an additional formal letter to Directors of Asset Subsidiary putting them on notice, stating that the Company has made several attempts to obtain the financial statements for the nine months ended September 30, 20 11 for Asset and  Asset Subsidiary. To date, the Directors of Asset Subsidiary have not provided the financial statements for Asset and Asset Subsidiary, and have advised that they do not intend to provide such financial statements. As they have refused to provide the financial statements for Asset and Asset Subsidiary, the Company intends to file its quarterly report without the financial statements for Asset and Asset Subsidiary.

In its letter to the Directors of Asset Subsidiary, Company requested that the recipients immediately appoint Ms. Liat Franco, a member of the Company’s Board of Directors, to the Board of Directors of Asset Subsidiary, replacing Mr. D. Offer, for the purpose of reinstating Company’s operating control over the Asset’s activities.  As of the date of this filing, the Directors of Asset Subsidiary have not responded affirmatively to that request.

 On November 15, 2011, Liat Franco was appointed by the Company to serve as the Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a director of the Company.  As management of the Asset, which the Company owns approximately 49.90%, has refused to provide the financial statements for Triple resulting in an increased adversarial relationship, the Board of Directors elected to appoint Ms. Franco, who is an attorney licensed in the United States and Israel, as an executive officer and director to handle this matter.  Further, on November 15, 2011, Darren Dunckel resigned as an executive officer and director of the Company and William Glass and Stewart Reich also resigned as directors.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the nine months ended September 30, 2011. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2010 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

This section of the report should be read together with Notes of the Company consolidated financials. The consolidated statements of operations for the period ended September 30, 2011 and September 30, 2010 are compared (subject to the above description) in the sections below:

General Overview
Forex was formed as a development stage company with the express intent of providing online trading services to retail customers giving them access to online foreign currency trading.  The Company holds a 49.90% interest in Triple 8 Ltd which offers online trading services to non-US residents only, who are professional and retail clients over a web-based live and real-time proprietary trading system.  The Company corporate website can be found at www.forex-international-trading.com.   The website is under further development and construction and modifications may apply.  The Company is incorporated in the State of Nevada, and its corporate headquarters and principal offices are located in New York, NY metro area.

2011 and 2010 Results of Operations:
We are presenting our statement of operations as standalone (which consolidates Forex Sub financials), without consolidating the operations of VI from the beginning of the year, for the reasons explained above in Footnote 2.  In doing so, we are showing the income from the VI subsidiary using the equity method from the beginning of fiscal 2011, as dictated by US GAAP, Topic ASC810, Consolidation.

Three Months Period Ended September 30, 2011 Compared to Three Months Period Ended September 30, 2010

Revenues
The following table summarizes our revenues for the three months ended September 30, 2011 and September30, 2010:

Three Months ended September 30, 2011 and September 30,2010, respectively	2011	2010
Total revenues	$0	$103,168

The decrease in revenues is attributed to the commencement of our trading platform in May 2010 for clients outside the US, and the consolidation of Triple in 2011.

The following table summarizes our cost of revenues for the three months ended September 30, 2011 and  September 30,2010:

Three Months ended September 30, 2011 and September 30, 2010, respectively	2011	2010
Total cost of revenues	$0	$0

The two periods were the same for cost of revenues.

Operating Expenses
The following table summarizes our operating expenses for the three months ended September 30, 2011 and September 30, 2010:

Three Months ended September 30, 2011 September 30, 2010, respectively	2011	2010
Total operating expenses	$179,927	$173,714

The two periods were roughly comparable in terms of operating expenses.

Net interest income (expense)
The following table summarizes our net interest income for the three months ended September 30, 2011 and January 31 2010:

Three Months ended September 30, 2011 and September 30,2010, respectively	2011	2010
Interest income	$0	$11,095
Interest expense	$(26,216)	$(10,250)
Net interest expense	$(26,216)	$845

The increase in interest expense is attributed to the consolidation of VI in the first fiscal quarter of 2011, part of which was funded by the issuance of debt.  Those interest costs are still accruing to the Company, despite the fact that the Company is no longer consolidating VI into its results.

Nine Months Period Ended September 30, 2011 Compared to Nine Months Period Ended September 30, 2010

Revenues
The following table summarizes our revenues for the nine months ended September 30, 2011 and September 30, 2010:

Nine Months ended September 30, 2011 and September 30, 2010, respectively	2011	2010
Total revenues	$10,616	$132,740

The increase in revenues is attributed to the commencement of our trading platform in May 2010 for clients outside the US, and the consolidation of Triple in fiscal 2011.

The following table summarizes our cost of revenues for the nine months ended September 30, 2011 and September 30, 2010:

Nine Months ended September 30, 2011 and September 31, 2010, respectively	2011	2010
Total cost of revenues	$0	$0

The two periods were comparable for cost of revenues.

Operating Expenses
The following table summarizes our operating expenses for the nine months ended September 30, 2011 and September 30, 2010:

Nine Months ended September 30, 2011 and September 30, 2010, respectively	2011	2010
Total operating expenses	$702,382	$279,092

The increase in operating expenses in fiscal 2011  arose mostly from the greater scope and complexity of running a bigger company that has its operations outside the US, as well as increased advertising and promotional costs.

Net interest income (expense)
The following table summarizes our net interest income for the nine months ended September 30, 2011 and September 30, 2010:

Nine Months ended September 30, 2011 and September 30, 2010, respectively	2011	2010
Interest income	$21,406	$13,035
Interest expense	$(93,440)	$(50,096)
Net interest expense	$(72,035)	$(37,061)

The increase in interest expense is attributed to the consolidation of VI in the first fiscal quarter of 2011, part of which was funded by the issuance of debt.

Liquidity and Capital Resources

As of September 30, 2011, our cash, cash equivalents were $25,220 (at December 31, 2010, our cash and cash equivalents were $3,078,339), a decrease of approximately $3,053,119. The decrease in our cash and cash equivalents is primarily the result of operating our business, and the fact that the Company is no longer consolidating the financial results of VI.  Due to the consolidation of VI in the first 6 months of 2011, and the fact that that was the main operating platform for the Company during that period, the nine month period ended September 30, 2010 is not comparable to our current statement of cash flows for the nine months ended September 30, 2011.

Cash flow used by operating activities for the nine months ended September 30, 2011 was $3,141,951.  This use of cash flow reflects the fact that the Company is no longer consolidating the balance sheet, and hence the working capital, of VI.  Cash flow used by investing activities for the nine months ended September 30, 2011was $1,800,000, and reflects the acquisition of an additional 5% of VI.  Cash provided by financing activities in the nine months ended September 30, 2011 was $1,888,832, and reflects issuances of Preferred Stock (Series A) and a note payable for $600,000 for the acquisition of an additional 5% of VI, which brought the ownership percentage held by the Company to just under 50%.  The Company still owns 49.9% of VI, but can no longer consolidate its results, for reasons explained in footnote 2.

Our future capital requirements and the adequacy of available funds will depend on numerous factors, including the ability of raising funds, the successful commercialization of our products, competing technological and market developments, and the development of strategic alliances for the development and marketing of our products.  Our Company intends to try to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. On October 6, 2009, October 20, 2009 and January 29, 2010, Rasel Ltd., a former shareholder of our company, loaned $25,000, $50,000 and $50,000, respectively, to our company.

We expect to use the proceeds to fund our short-term capital requirements including paying administrative expenses associated with maintaining our public company’s filings for the next 12 months.  In order to implement our business plan and pay various administrative expenses on a minimal basis for 12 months, we expect that we will need approximately a minimum of $15,000 per month.   We expect to be able to remain in operation for a period of 12 months with cash on hand.  In the event the Company's plans change or its assumptions change or prove to be inaccurate or the funds available prove to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, and problems or otherwise), Forex could be required to obtain additional funds earlier than expected.  Forex does have committed sources of additional financing, though there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale-back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products, or potential markets. If adequate funds are not available, the Company's business, financial condition, and results of operations will be materially and adversely affected.

Until required for operations, the Company policy will be to invest its cash reserves in bank deposits or deploy its cash in short term loans.  Forex expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors, most of which are outside the Company's control.

Debt Financing Arrangements

Rasel - Affiliated Party (During 2010)
On October 6, 2009 the Company signed a Note Payable for $25,000 payable to Rasel due on October 6, 2010 at 4% per annum.   The proceeds were used to pay for half of an existing Accounts Payable for legal fees incurred at the Company’s inception. On October 20, 2009 the Company signed a Note Payable for $50,000 payable to Rasel due on October 20, 2010 at 4% per annum.  These proceeds were used to pay for startup costs, audit fees and future expenses. On January 22, 2010 the Company signed a Note Payable for $50,000 payable to Rasel due on October 30, 2011 at 4% per annum.  These proceeds will be used for working capital and future expenses. On January 22, 2010 the Company signed an amendment to extend the maturity date of the Promissory Notes in the amount of $50,000 and $25,000 dated October 6, 2009 and October 20, 2009, respectively, to October 30, 2011. On March 2, 2011 the Company and Rasel agreed to extend the maturity of all notes to December 31, 2012 in consideration of adding a conversion feature to said note with either a 5% discount to the market price or a fixed price of $0.60. Said extension of maturity was agreed to be effective as of December 30, 2010,

The accrued balance of the notes including interest as of June30, 2011 is $134,288.

Convertible Note and Accrued Interest
On July 8, 2010, the Company issued a Convertible Promissory Note to a third party - ATL in aggregate principal amounts of $500,000 (the “Forex Note”).  In consideration for the Company issuing the ATL Note, ATL issued the Company a Secured and Collateralized Promissory Note in the principle amount of $400,000 (the “ATL Note”). The Forex Note bears interest at 10%, matures two years from the date of issuance and is convertible into our common stock, at ATL’s option, at a conversion price of $0.20 subject to adjustment.  On the 21st trading day following each conversion, the number of shares of common stock issuable to ATL pursuant to the Forex Note shall be adjusted such that the aggregate number of shares of common stock issuable to ATL is equal to the amount converted divided by 75% of the average of the three lowest closing bid prices during the 20 trading days following delivery of the shares of common stock upon the initial conversion.  Concurrent with the conversion of the Forex Note, ATL must make a payment to the Company reducing a pro rata amount owed to the Company under the ATL Note.   As of July 12, 2010, the Company is received a trading symbol (FXIT) but has not commenced trading.  Based on fixed conversion price of $0.20, the Forex Note in the aggregate amount of $500,000, excluding interest, is convertible into 2,500,000 shares of our common stock.  ATL has agreed to restrict their ability to convert the Forex Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The ATL Note bears interest at the rate of 12% per annum and matures one year from the date of issuance.  No interest or principal payments are required until the maturity date, but both principal and interest may be prepaid prior to maturity date and ATL is required to pay down an amount equal to any amounts converted under the Forex Note.  The ATL Note is secured by shares of common stock of a publicly listed company on the Tel Aviv and London Stock Exchanges with an approximate market value of $400,000 (the “ATL Collateral”).  In the event that ATL defaults on the ATL Note, the Company may take possession of the ATL Collateral and, in the event that the ATL Collateral is insufficient to pay the full debt owed under the ATL Note, the Company may pursue further remedies against ATL. On November 8, 2010, the Company and ATL agreed that various loans in the principal amount of $71,736 (the “Prepaid Amount”) provided by ATL to the Company shall be applied to the ATL Note reducing the principal of the ATL Note by such amount.  Accordingly, upon the initial conversions of the Forex Note, ATL will not be required to make such pro-rata payment reducing the ATL Note until the Prepaid Amount has been exceeded. On or about January 18, 2011 the Company issued 324,234 common shares to ATL to settle the Prepaid Amount in lieu of cash, but the Company did not deliver the shares to ATL. During the first 6 months of 2011, ATL advanced to the Company the amount of $121,125 (the “Advance”), for which the Company did not issue ATL shares in violation of its agreement. The parties have structured and entered a Settlement Agreement to terminate any and all agreements between them and to resolve all disputes whereby the Company agreed to issue 45,000 shares of Series B Preferred Stock to the holders on a pro-rata basis.  The Series B Preferred Stock has a stated value of $100 per share and is convertible into our common stock at a conversion price of $0.30 per share representing 15,000,000 shares of common stock.  Further, the Series B Preferred Stock votes on an as-converted basis and carries standard anti-dilution rights.  The Series B Preferred Stock does not carry preferential liquidation rights

The Forex Note was offered and sold to ATL in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. ATL is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

The accrued balance of the Forex note including interest as of September 30, 2011 is $486,684.

APH and HAM – Convertible Notes and Accrued Interest
On April 5, 2011, the Company entered into a Share Exchange Agreement with HAM pursuant to which it acquired 1,996 ordinary shares of VI  from HAM representing 5% of the issued and outstanding ordinary shares of VI..  After taking into account the effect of this Agreement with HAM, the Company presently owns just under 50% of VI.  In consideration of the shares, the Company issued HAM 12,000 shares of Series A Preferred Stock and a 6% Convertible Debenture due June 30, 2011 for the amount of $600,000 (the “HAM Note”).  The Series A Preferred Stock has a stated value of $100 per share and is convertible into our common stock at a conversion price of $0.30 per share representing 4,000,000 shares of common stock.  Further, the Series A Preferred Stock votes on an as-converted basis times three and carries standard anti-dilution rights.  The Series A Preferred Stock does not carry preferential liquidation rights.

On April 5, 2011, the Company and APH, which  owned then  33,000,000 shares of common stock and a 6% Convertible Debenture in the amount of $1,000,000 (the “APH Note”) entered into an agreement whereby APH agreed to extend the maturity date of the APH Note from February 15, 2011 to June 30, 2011.  Further, APH agreed that its right to return 16,000,000 shares of common stock to the Company in consideration of 20% of the issued and outstanding securities of VI  is of no force and effect.  In consideration of the above, the Company agreed to return the 33,000,000 shares of common stock held by APH to treasury and issue APH 100,000 shares of Series A Preferred Stock.  The Series A Preferred Stock has a stated value of $100 per share and is convertible into our common stock at a conversion price of $0.30 per share representing 33,333,333 shares of common stock. Further, the Series A Preferred Stock votes on an as-converted basis times three and carries standard anti-dilution rights.

In connection with the acquisition of just under 50% of VI, the Company owes APH on a short-term note payable in the principal amount of $1,000,000, and $52,110 in accrued interest, and owes HAM on a short-term note payable in the principal amount of $600,000, and $17,458 in accrued interest.  The notes and accrued interest are thus classified as a short-term liability on the financial statements included herein reflecting the anticipated extension of maturity (both Notes mature on June 30, 2011 and the Company is in default). The Notes both carry 6% annual interest, and are convertible to common shares.

The Company has since defaulted on its note payable to APH in connection with the acquisition of VI.  The note was amended and extended to mature in June 30, 2011. As of the date of these financial statements contained herein, the Company is in default on the APH Note. The Company been notified by APH that it transferred its note to third parties. The Company is in negotiations with APH (for the benefit of the third parties) to resolve the default.  There is no guarantee that a settlement will be reached in this matter.

Dividends
The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since the Date of Inception.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the applicable period to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective for the reporting period ending September 30, 2011.

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

On or about June 13, 2011 the Company initiated a complaint against individual and website for defamation, intentional interference with prospective economic advantage, negligent and violations of business and professions code. The Complaint was filed with the Superior Court of the State Of California, in the County of San Diego and its case number is: 37-2011-00092840-CU-DF-CTL.  On or about September 14, 2011 the Company dropped its complaint.  On or about August 16, 2011, one of the defendants filed a notice of motion and motion to strike the complaint under the anti-slapp statute. On or about November 3, 2011, the Company’s agent for service was served with the motion in which the defendant is seeking approximately $20,988 in legal fees.

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

On January 17, 2011 the Company issued to Core 700,000 restricted shares as part of the Company consideration under consulting agreement. Core is serving as the Company’s Investor relations firm.  The Company has capitalized these expenses.

On January 27, 2011, the Company issued 324,234 shares to ATL for certain draws on a note to pay expenses in the amount of $71,736.  The note payable balance to ATL was reduced by the amount of those prepaid expenses.

On March 28, 2011 the Company approved issuing to WJ 10,000 restricted shares as part of the Company consideration under consulting agreement. WJ served as consultant to the Company in connection with referral to third parties.

On April 5, 2011, the Company and MP, a shareholder of the Company, entered into an agreement whereby the parties agreed to convert the $200,000 6% Convertible Debenture, which was in default and was assigned by APH to MP, into 2,500,000 shares of common stock.

On June 27, 2011, the Company entered into an investment agreement (the "Investment Agreement") with Centurion Private Equity, LLC ("Centurion") pursuant to which the Company may issue registered, tradable shares of its common stock, par value $0.00001 per share (the "Common Stock"), up to $10,000,000 over a 36-month period.   Pursuant to a certain Registration Rights Agreement (the "Registration Rights Agreement"), the Company agreed to register the shares issuable under the Investment Agreement.  Any use of this funding mechanism will be entirely at the Company's discretion.

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

Series A Preferred Shares
On April 5, 2011, the Company entered into a Share Exchange Agreement with HAM pursuant to which it acquired 1,996 ordinary shares of Triple from HAM representing 5% of the issued and outstanding ordinary shares of VI.  After taking into account the effect of this Agreement with HAM, the Company presently owns just under 50% of the VI.  In consideration of the shares, the Company issued HAM 12,000 shares of Series A Preferred Stock and a 6% Convertible Debenture due June 30, 2011 for the amount of $600,000 (the “HAM Note”).  The Series A Preferred Stock has a stated value of $100 per share and is convertible into our common stock at a conversion price of $0.30 per share representing 4,000,000 shares of common stock.  Further, the Series A Preferred Stock votes on an as-converted basis times three and carries standard anti-dilution rights.  The Series A Preferred Stock does not carry preferential liquidation rights.

On April 5, 2011, the Company and APH, which  owned then  33,000,000 shares of common stock and a 6% Convertible Debenture in the amount of $1,000,000 (the “APH Note”) entered into an agreement whereby APH agreed to extend the maturity date of the APH Note from February 15, 2011 to June 30, 2011.  Further, APH agreed that its right to return 16,000,000 shares of common stock to the Company in consideration of 20% of the issued and outstanding securities of Triple is of no force and effect.  In consideration of the above, the Company agreed to return the 33,000,000 shares of common stock held by APH to treasury and issue APH 100,000 shares of Series A Preferred Stock.  The Series A Preferred Stock has a stated value of $100 per share and is convertible into our common stock at a conversion price of $0.30 per share representing 33,333,333 shares of common stock. Further, the Series A Preferred Stock votes on an as-converted basis times three and carries standard anti-dilution rights.

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

Repurchase of Equity Securities by the Issuer

On April 25, 2011, the Company issued a press release announcing that its Board of Directors has approved a share repurchase program as of April 25, 2011. Under the program, the Company is authorized to purchase up to 1,000,000 of its shares of common stock in open market transactions at the discretion of management. All stock repurchases will be subject to the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended and other rules that govern such purchases. As of the date of this filing, the Company repurchased 32,500 of its common shares in the open market, which will be returned to treasury.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

In connection with the acquisition of just under 50% of VI, the Company owes APH on a short-term note payable in the principal amount of $1,000,000, and $52,110 in accrued interest, and owes HAM on a short-term note payable in the principal amount of $600,000, and $17,458 in accrued interest.  The notes and accrued interest are classified as short-term liabilities on the financial statements included herein reflecting the anticipated extension of maturity (both Notes matured on June 30, 2011 and the Company is in default). The Notes both carry 6% annual interest, and are convertible to common shares. The Company has since defaulted on its notes payable to APH and HAM in connection with the acquisition of Asset.  These notes were amended and extended to mature in June 30, 2011. As of the date of these financial statements contained herein, the Company is in default on these Notes. The Company been notified by APH and HAM that they have transferred their notes to third parties. The Company is in negotiations with APH and HAM (for the benefit of the third parties) to resolve the default.  There is no guarantee that a settlement will be reached in this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Investment Agreement
On June 27, 2011, the Company entered into an investment agreement (the "Investment Agreement") with Centurion Private Equity, LLC ("Centurion") pursuant to which the Company may issue registered, tradable shares of its common stock, par value $0.00001 per share (the "Common Stock"), up to $10,000,000 over a 36-month period.   Pursuant to that certain Registration Rights Agreement (the "Registration Rights Agreement"), the Company agreed to register the shares issuable under the Investment Agreement.  Any use of this funding mechanism will be entirely at the Company's discretion.

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

In connection with the Investment Agreement, we issued the Commitment Shares and the Fee Shares to Centurion. These securities were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  The issuance did not involve any general solicitation or advertising by us. Centurion acknowledged the existence of transfer restrictions applicable to the securities sold by us. Certificates representing the securities sold contain a legend stating the restrictions on transfer to which such securities are subject.  The commitment fee for the transaction has been recorded under Other Assets, because Centurion has not yet provided funding to the Company.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation of Forex International Trading Corp. (6)
3.2	Bylaws of Forex International Trading Corp. (6)
3.3	Certificate of Designation for Series A Preferred Stock (14)
3.4	Certificate of Designation for Series B Preferred Stock
4.1	Convertible Promissory Note issued by the Company to ATL dated July 8, 2010 (3)
4.2	Secured and Collateralized Promissory Note issued by ATL to the Company dated July 8, 2010 (3)
4.3	Collateral and Security Agreement by and between Forex International Trading Group and ATL dated July 7, 2010 (3)
4.4	Promissory Note issued to Rasel Ltd. Dated October 6, 2009(7)
4.5	Promissory Note issued to Rasel Ltd. Dated October 20, 2009 (7)
4.6	Letter Agreement between Rasel Ltd. and Forex International Trading Corp. dated January 22, 2011 (8)
4.7	Letter Agreement by and between Forex International Trading Group and ATL dated November 8, 2010(9)
4.8	6% Convertible Note issued to APH (11)
4.9	6% Convertible Debenture issued to HAM dated April 5, 2011 (14)
10.1	Software Licensing Agreement dated April 12, 2010, by and between Forex International Trading Corp and Triple (1)
10.2	Employment Agreement dated April 23, 2010, by and between Forex International Trading Corp and Darren Dunckel (2)
10.3	Letter Agreement by and between Forex International Trading Corp. and Anita Atias, dated July 29, 2010 (4)
10.4	Letter Agreement by and between Forex International Trading Corp. and Stewart Reich, dated July 29, 2010 (4)
10.5	Letter Agreement by and between Forex International Trading Corp. and Mr. William Glass, dated August 6, 2010 (5)
10.6	Share Exchange Agreement by and between Forex International Trading Corp. and APH (10)
10.7	Letter Agreement by and between Forex International Trading Corp., APH, Medirad Inc. and Rasel Ltd. (11)
10.8	Letter Amendment by and between Forex International Trading Corp. and William Glass, dated March 4, 2011 (13)
10.9	Letter Amendment by and between Forex International Trading Corp. and Stewart Reich, dated March 4, 2011 (13)
10.10	Employment Agreement by and between Forex International Trading Corp. and Liat Franco, dated March 7, 2011 (13)
10.11	Agreement between Forex International Trading Corp. and APH dated April 5, 2011 (14)
10.12	Conversion Agreement between MP and Forex International Trading Corp. dated April 5, 2011 (14)
10.13	Share Exchange Agreement between Forex International Trading Corp. and dated April 5, 2011 (14)
10.14
Agreement to Unwind and Mutual Release dated as of July 11, 2011 by and between Forex International Trading Corp., Forex NYC and Wheatley Investment Agreement by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)

10.15	Registration Rights Agreement with Centurion by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)
10.16	Settlement Agreement between AT Limited and Forex International Trading Corp.
21.1	List of Subsidiaries (15)
31.1	Certification of Chief Executive and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2010
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 28, 2010
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 13, 2010
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 3, 2010
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 9, 2010
(6)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 9, 2009.
(7)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on November 2, 2009.
(8)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on January 29, 2010.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 22, 2010
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 17, 2010
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2011
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 2, 2011
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 9, 2011
(14)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 6, 2011
(15)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 20, 2011
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 29, 2011

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

FOREX INTERNATIONAL TRADING CORP. (Registrant)

Date: November 21, 2011	By:	/s/ Liat Franco
Liat Franco
Chief Executive Officer, President,
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Accounting and
Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/Liat Franco	Liat Franco	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer	November 21, 2011
and Director