Form 10-K
period 2011-12-31
Forex International Trading Corp.
filed 2012-04-13
CIK 1471781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
 1934

For the fiscal year ended: December 31, 2011

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

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.00001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes  ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐ No ☒

The market value of our common stock held by non-affiliates was approximately $3,058,732 which is computed using the closing price as of the last business day of the registrant’s most recently completed second quarter of $0.10 per share.

As of April 5, 2012, 34,248,585 shares of common stock, $.00001 par value per share, of the registrant were outstanding.

Documents incorporated by reference:  None

 FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

PART I

ITEM 1. BUSINESS
General
Forex International Trading Corp and its subsidiaries and/or variable interests (“Forex”, “FXIT”, or the “Company”), a Nevada corporation, is principally engaged in offering foreign currency market trading to non-US resident clients, professionals and retail clients over its web-based trading systems.

The Company’s common stock trade on the Over the Counter Bulletin Board listings (OTCQB & OTCBB: FXIT). The Company’s headquarters and operating offices are located at 30 Moria Avenue, Haifa Israel 34572. The CUSIP number for the Company is 34631J104 and the ISIA number for FXIT is US34631J1043.

Overview and Material Events
The Company was incorporated on July 22, 2009  under the laws of the State of Nevada. On September 9, 2009 the Company filed Form S-1 Registration Statement for registration of securities under the Securities Act of 1933 with the SEC, which became effective on March 5, 2010.

On April 19, 2010, the Company entered into a Software Licensing Agreement with Triple 8 Limited (“Triple 8”) which is a currency trading platform organized under the laws of Cyprus. The agreement dated April 12, 2010 whereby the Company licensed Triple 8’s proprietary trading software (the “Software”) for the purpose of developing a Forex Trading Platform and introducing prospective clients (“End Users  Triple 8 created a website for the Company under the domain www.4xint.com which is blocked for US and Canadian clients. The Company maintains a corporate website under the domain www.forex-international-trading.com.

On November 17, 2010, the Company entered into a Share Exchange Agreement (the “APH Agreement”) with a third party foreign company A.P. Holdings Limited (“APH”) pursuant to which the Company agreed to acquire 17,924 ordinary shares of Triple 8 (“Triple 8” or “Asset” or “Operation Unit”).  The securities acquired from APH represented approximately 45% of the issued and outstanding securities of the Triple 8.   Pursuant to the APH Agreement, in consideration for the securities of Triple 8 the Company agreed to issue 36,000,000 shares of common stock of the Company as well as a 6% Convertible Note in the principal amount of $1,200,000 due February 15, 2011 (the “APH Note”).  On December 30, 2010, the Company and APH entered into an amendment to the APH Agreement whereby the number of shares to be delivered by the Company was reduced from 36,000,000 to 25,000,000.  Furthermore, on December 30, 2010, in order to expedite the transaction and avoid further dilution of the existing shareholders, Medirad Inc. and Rasel Ltd., both shareholders of the Company, have agreed to return an aggregate of 70,000,000 shares of common stock to the Company for cancellation upon closing of the APH Agreement.  The above transaction closed on December 30, 2010.

On April 5, 2011, the Company entered into a Share Exchange Agreement with a third party foreign company H.A.M. Group Limited (“HAM”) pursuant to which it acquired 1,996 ordinary shares of Triple 8  from HAM representing approximately 5% of the issued and outstanding ordinary shares of Triple 8.  After taking into account the effect of this Agreement with HAM, the Company owned approximately 49.9% of Triple 8.  In consideration of the shares, the Company issued HAM 12,000 shares of Series A Preferred Stock (“HAM Stocks”) and a 6% Convertible Debenture due June 30, 2011 for the amount of $600,000 (the “HAM Note”).  The Series A Preferred Stock has a stated value of $100 per share and is convertible into our common stock at a conversion price of $0.30 per share representing 4,000,000 shares of common stock.  Furthermore, the Series A Preferred Stock votes on an as-converted basis multiplied by three and carries standard anti-dilution rights.  The Series A Preferred Stock does not carry preferential liquidation rights.

On April 5, 2011, the Company and APH, which owned 33,000,000 shares of common stock and a 6% Convertible Debenture in the amount of $1,000,000, entered into an agreement whereby APH agreed to extend the maturity date of the APH Note from February 15, 2011 to June 30, 2011.  The Company agreed to return the 33,000,000 shares of common stock held by APH to treasury and issue APH 100,000 shares of Series A Preferred Stock.  The Series A Preferred Stock has a stated value of $100 per share and is convertible into our common stock at a conversion price of $0.30 per share representing 33,333,333 shares of common stock.  Furthermore, the Series A Preferred Stock votes on an as-converted basis multiplied by three and carries standard anti-dilution rights.  The Series A Preferred Stock does not carry preferential liquidation rights (“APH Stocks”).

As previously disclosed in the Company’s Quarterly Report for the quarters ended September 30, 2011 and June 30, 2011, the HAM Note and the APH Note were in default and the parties were negotiating a further extension of the maturity date of the HAM Note and the APH Note.  The APH Note was assigned to a third party. On September 29, 2011, the Company received a formal notice of default from the holders of the HAM Note and the APH Note demanding payment of the notes and advising that they intend to take immediate legal action against the Company.  As a result of the default, the holder of the APH Note was entitled to demand the delivery of shares of Triple 8 held by the Company as consideration for the cancellation of the APH Note and the return of shares of common and preferred shares, which the Company used to pay for the acquisition. In order to avoid costly litigation and the potential detrimental impact of a judgment to the Company as a result of two defaults, the Company agreed to enter into that certain Annulment of Share Purchase Agreement with Triple 8, APH, HAM and 888 Markets (Jersey) Limited dated December 6, 2011 (the "Annulment") whereby, as a result of the parties agreement to unwind the ownership interest in Triple 8, Triple 8 has agreed to pay the Company $2,001,000 over time with the initial payment of $732,000 within three days of the Annulment, $68,214 in January 2012, $73,214 per month from February 2012 through October 2012 and final payment of $541,860 in November 2012 (the "Triple Payments"). If Triple 8 fails to make any of the Triple Payments for a period of 60 days, and then Triple 8 will transfer 17,924 ordinary shares of Triple 8 (representing approximately 44.9% of Triple) to the Company and Triple 8 will not be entitled to have the previous Triple 8 Payments returned. On December 7, 2011, the Annulment closed and the Company received from Triple cash in the amount of $670,000 and additional amount of approximately $62,000 from Paragonex Limited. As such, the effective date of closing by all parties set to be December 7, 2011.

In order to expedite the closing of the Annulment, the Company, APH, HAM and Cordellia d.o.o., a Croatian company ("CDOO"), third party which is not affiliated with the Company entered into a Settlement and Foreclosure Agreement (the "Settlement Agreement"), whereby the Company provided CDOO, as the assignee of HAM and APH, with the ability to foreclose on all shares of Triple 8 held by the Company in consideration of the termination of the APH Note and the HAM Note, which were in default, and the issuance of a new promissory note in the name of CDOO in the principal amount of $1,000,000 (the "CDOO Note"). The CDOO note bears interest at the rate of ten percent (10%) per annum and is due and payable in full on November 30, 2012. In the event that Triple 8 fails to make the Triple Payments, then the amount payable under the CDOO Note shall be reduced by half of the amount of the missed payment. In addition, APH and HAM have also agreed to return to the Company for cancellation all of the APH Stock and all of the HAM Stock and APH, HAM and CDOO have provided a full release of the Company. As a result of the cancellation of the APH Stocks and the HAM Stocks, APH and HAM  no longer own securities in the Company.

On January 18, 2011, Mrs. Liat Franco was appointed by the Company to serve as the Secretary of the Company.   On March 4, 2011, the Company entered into an Employment Agreement (the “Employment Agreement”) with Liat Franco whereby the Company will employ Ms. Franco as its Secretary for a term of one year (the “Term”).   For her services during the Term as Secretary, the Company issued Ms. Franco 15,000 shares of common stock of the Company, which will have a restrictive legend under the Securities Act of 1933, as amended.  In the event that the Term of the Employment Agreement is extended, then the number of shares of common stock will be determined by dividing $6,000 by the market price on the first trading day of the Term. On November 15, 2011, Liat Franco was appointed by the Company to serve as the Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a director of the Company.

On February 23, 2011, the Company entered into a Securities Purchase Agreement with a third party, Wheatley Asset Management LLC organized under the jurisdiction of New York (“Wheatley”), pursuant to which the Company to acquire fifty percent (50%) of the issued and outstanding   membership interest of Wheatley (the “Wheatley Interest”) on a fully diluted basis. In consideration for the Wheatley Interest, the Company agreed to issue and sell to Wheatley 1,125,000 shares of common stock of the Company. Prior to that, on December 18, 2010, the Company entered into a Securities Purchase Agreement with affiliated corporation to Wheatley (“Forex NYC”) pursuant to which the Company acquired twenty percent (20%) of the issued and outstanding equity of Forex NYC (the “FNYC Interest”) on a fully diluted basis.  In consideration for the FNYC Interest, the Company issued and sold to Forex NYC 1,000,000 shares of common stock of the Company. On February 23, 2011, the Company entered into additional Securities Purchase Agreement with Forex NYC, pursuant to which the Company agreed to acquire an additional thirty percent (30%) of the issued and outstanding membership interest of Forex NYC (the “FNYC Interest”) on a fully diluted basis. In consideration for the additional FNYC Interest, the Company agreed to issue and sell to Forex NYC 675,000 shares of common stock of the Company. On July 2011, the Company and the Forex NYC and Wheatley parties unwound the above transactions. Forex NYC returned their 1,000,000 shares to the Company for cancellation.

On December 13, 2011, the Company loaned Fortune Market Media Inc. (the “FTMK”) $150,000.  In consideration of such loan, the Borrower issued to the Company a promissory note which bears interest at 12% per annum and matures on February 13, 2012 secured by the securities of an existing public company (the “Public Company”).  In addition, FTMK agreed to transfer 100,000 shares of the Public Company to the Company. On February 13, 2012, FTMK defaulted on the loan.  As of March 31, 2012, the Company has received $10,000 as a partial repayment under the note issued to FTMK.

On December 28, 2011, the Company formed Direct JV Investments Inc., a Nevada corporation, which is a wholly owned subsidiary of the Company. For the period December 28 to December 31, 2011, Direct JV was inactive and had no assets or liabilities as of December 31, 2011.

•
Effective January 2, 2012, Erik Klinger was appointed by the Company to serve as the Chief Financial Officer and a Director of the Company.  Mr. Klinger’s principal objectives will be to assist in the deployment of the Corporation’s assets, management and oversight of the Corporation’s financial statements and filings with the Securities and Exchange Commission and to perform due diligence on proposed acquisition targets, if any. Since his appointment in January 2012, a company controlled by Mr. Klinger has received monthly compensation of s $3,500 for a part-time arrangement..

Operations
Our company offers online brokerage services in financial instruments using our Forex trading platform. Forex's targeted customer base for brokerage services includes active individual, professional and institutional traders.  Customers are entitled to open accounts directly with Triple 8 subsidiaries or affiliate through our web site.    We also provide a `demo' trading system and an e-learning center that may be accessed by registering on the website.  We also seek to deploy our resources to achieve a reasonable financial return. Before closing the Annulment during 2011, our company, through our partial ownership interest in our affiliates, offered online brokerage services in financial instruments using our Forex trading platform to non-US based customers.

To date, the Company has two websites: the corporate website, www.forex-international-trading.com, and the trading platform, (under the affiliate licensing agreement) www.4xint.com.  Both websites are currently under construction, examination and constant development so modifications may apply.  The Company has blocked the ability of potential subscribers in the United States and Canada from engaging in any transactions.  This restriction will be lifted once the Company has obtained the required licenses, if any.

 Clients and Customers
Forex's targeted customer base (on a white label basis for Triple 8) for brokerage services includes active individual, professional and institutional traders.  The entirety of the Company’s customer base is outside of the United States and Canada.

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

Many of our existing and potential competitors, which may include online discount and traditional brokerage firms, and financial institutions that are focusing more closely on online services, including direct-access services for active traders, have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than we will. Furthermore, there is the risk that larger financial institutions which offer online brokerage services as only one of many financial services may decide to use extremely low pricing rates in the foreign currency market to acquire and accumulate customer accounts and assets to derive interest income and income from their other financial services. Though we do plan to offer other financial services; such pricing techniques, should they become common in our industry, could have a material, adverse effect on our results of operations, financial condition and business model.

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

Corporate Headquarters
Our executive, administrative and operating offices are located at 30 Moria Avenue, Haifa Israel 34572

Government Regulation
Our business and industry are highly regulated. In the United States (where the Company currently does not operate), regulatory bodies are charged with safeguarding the integrity of the forex and other financial markets and with protecting the interest of customers participating in those markets.  In recent years, the financial services industry in the United States has been subject to increasing regulatory oversight. The regulatory bodies that regulate our business and industry in the United States have proposed and may consider additional legislative and regulatory initiatives and may adopt new or revised regulations that may affect the way in which we conduct our business. Prior to commencing operations in the United States, we will be required to register as a Futures Commission Merchant (FCM) and Forex Dealer Merchant (FDM) and/or Introducing Broker (IB) with the Commodity Futures Trading Commission and as a member of the National Futures Association, which serves as its designated self regulatory examining authority.  The Company initially registered through its former Chief Executive Officer (“CEO”) as an Introducing Broker.  In order to be accepted as an Introducing Broker, the Company’s CEO filed an application with the Commodity Futures Trading Commission and paid a nominal fee.  The Commodity Futures Trading Commission evaluated the application and determined that the Company’s CEO is eligible.  Prior to obtaining the required registrations in the United States or other applicable jurisdiction, we will block any traffic from the United States and will not allow any trading by US citizens.  Upon being accepted as an Introductory Broker, we will be required to comply with various ongoing compliance issues including maintaining and having available for inspection books and records that support and explain all aspects of our commodity futures business.  These records must be maintained in an orderly fashion at our main business.  All required books and records must be kept for five years and readily accessible for the most recent two years.  Additionally, we will have continuing responsibility to have the necessary policies and procedures in place to diligently supervise our employees and agents.  We expect that we will be audited at various times to ensure that we are maintaining our compliance with the foregoing.

Upon commencing operations in the United States, if at all, we also will be regulated by governmental bodies and/or self-regulatory organizations in jurisdictions outside of the United States in which we operate.  For example, assuming that we operate in each of these jurisdictions, of which there is no guarantee, we will be regulated by the Financial Services Authority in the United Kingdom, the Monetary Authority of Singapore in Singapore, the Australian Securities and Investments Commission in Australia and the Securities and Futures Commission in Hong Kong, assuming we operate in these jurisdictions.  We have not commenced the process to register in any of these countries.  Many of the regulations we will be governed by are intended to protect the public, our customers and the integrity of the markets.  These regulators and self-regulatory organizations regulate the conduct of our business in many ways and conduct regular examinations to monitor our compliance with these regulations. Among other things, we will be subject to laws, rules and regulations that cover all aspects of the Forex business, including:

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

Officer and Directors
As of November 15, 2011: Darren Dunckel, William Glass, Stewart Reich and Liat Franco comprised the officers and directors of the Company.  Following the resignation of Mr. Dunckel, Mr. William Glass and Mr. Stewart Reich on November 15, 2011, Mrs. Franco was the only officer of the Company through year end December 2011.  As of the date of this filing, the Company has two officers: Mrs. Franco (our CEO, President and Director) and Mr. Erik Klinger (our CFO and Director).

ITEM 1A. RISK FACTORS
As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 1A. Risk Factors.  Despite the fact that we are not required to provide risk factors, we consider the following factors to be risks to our continued growth and development:

We will be required to raise additional capital in order to implement any growth plans.

Our working capital is positive and will allow conducting our business in the next eight months. In order to increase our minimal presence in the markets we will have to borrow funds and the receipt of proceeds from the sale of our product range of which there is no guarantee.  If adequate funds are not available, we may not be able to fund our expansion, take advantage of acquisition opportunities, develop or enhance products or services, respond to competitive pressures or maintain our public filings. Such inability could have a material adverse effect on our business, results of operations and financial condition.

We may need and be unable to obtain additional funding on satisfactory terms, which could dilute our shareholders or impose burdensome financial restrictions on our business.

Unforeseeable circumstances may occur which could compel us to seek additional funds. Furthermore, future events, including the problems, delays, expenses and other difficulties frequently encountered by start-up companies may lead to cost increases that could make the net proceeds of this offering insufficient to fund our proposed business plan. Thus, the proceeds of the offering may be insufficient to accomplish our objectives and we may have to borrow or otherwise raise additional funds to accomplish such objectives. We may seek additional sources of capital, including an additional offering of our equity securities, an offering of debt securities or obtaining financing through a bank or other entity. This may not be available on a timely basis, in sufficient amounts or on terms acceptable to us. Our inability to raise additional equity capital or borrow funds required to affect our business plan, may have a material adverse effect on our financial condition and future prospects. Additionally, to the extent that further funding ultimately proves to be available, both debt and equity financing involve risks. Debt financing may require us to pay significant amounts of interest and principal payments, reducing the resources available to us to expand our existing businesses. Some types of equity financing may be highly dilative to our stockholders' interest in our assets and earnings. Any debt financing or other financing of securities senior to common stock will likely include financial and other covenants that will restrict our flexibility.

We will have inadequate capital to pay significant additional expenses we expect to incur as a public company and, as a result, we will be required to raise additional capital further diluting investors that participated in prior offerings.

We are a reporting company subject to the requirements of the Exchange Act.  In order to comply with such reporting requirements, we will incur additional administrative expenses including substantial legal and accounting expenses.  We expect such fees to be approximately $50,000 per year.  As a result, we will be required to raise additional debt or equity financing, of which there is no guarantee that such financing will be available or available on acceptable terms.   On January 5, 2011, the Company closed a private placement memorandum and issued 3,655,635 restricted shares to accredited investors at an aggregate purchase price of $548,345 and is due net proceeds of approximately $1,000,000 in connection with the annulment.  If we are required to raise additional funds or do not deploy our capital in the appropriate manner and if we raise such proceeds in the form of equity, our shareholders will be further diluted.

Our success will be dependent on attracting key and other personnel, particularly in the areas of management, technical services and customer support.

We believe that our success will depend on the continued efforts of management for the development of our platform and to pursue financial transactions to earn a return on capital. Such experience will be important to the establishment of our business. Our success also depends on having highly trained technical and customer support personnel.

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

Our common stock price is highly volatile.

The market price of our common stock is highly volatile, as the stock market in general, and the market for Internet-related and technology companies in particular, has been highly volatile. Our shareholders may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to this volatility.  Factors that could cause this volatility may include, among other things:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 1B. Unresolved Staff Comments. However, at this time, there are no unresolved staff comments.

ITEM 2. PROPERTIES

The Company’s headquarters and operations office is located at Moria 30 Avenue, Haifa, Israel 34572 c/o Mrs. Franco the Company CEO and President.  The Company is not paying rent to Mrs. Franco for using this facility, as such future minimum payments of obligations under the commitment to contribute to the operating lease are $0.  During 2011 the Company leased two virtual offices in Las Vegas Nevada and in Dallas, Texas paying approximately $250 per month for each virtual office.  The virtual leases have terminated.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business.   There is currently no litigation that management believes will have a material impact on the financial position of the Company.

On or about June 13, 2011 the Company initiated a complaint against an individual and website for defamation, intentional interference with prospective economic advantage, negligent and violations of business and professions code. The Complaint was filled with the Superior Court of the State of California - County of San Diego. .  On August 22, 2011, the defendants filed a notice of motion to strike the complaint under the anti-slapp statute. On September 14, 2011, a request for dismissal, without prejudice was submitted to the court by the Company.

On January 20, 2012 the defendant’s motion was heard by the court and the judge ruled in favor of the defendant as a default judgment and awarded attorney fees and court costs in the amount of $21,462.  The Company has retained an attorney and has filed a motion to vacate the judgment.

Other than the above, we are currently unaware of any such additional legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 4. MINE SAFERY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On December 29, 2010, our common stock began trading on the OTC Bulletin Board under the symbol “FXIT”.   The Company is authorized to issue 400,000,000 of its $0.00001 par value common stock and 20,000,000 shares of its $0.00001 par value preferred stock.  As of December 31, 2010, 63,586,666 shares of common stock were issued and outstanding and no shares of preferred stock were issued and outstanding.  As of December 31, 2011, 34,248,585 shares of common stock were issued and outstanding and 45,000 shares of preferred stock Series B were issued and outstanding. As of April 5, 2012, 34,248,585 shares of common stock were issued and outstanding and 45,000 shares of preferred stock Series B were issued and outstanding. The Board of Directors reserves the right to issue shares of preferred stock in the future indicating preference or rights as appropriate.

Market Information
Our common stock commenced quotation on the OTCBB and OTCQB under the symbol “FXIT” as of December 29, 2010. The following table sets forth the range of high and low prices per share of our common stock for each period indicated.

Quarters Ended	Mar 31				Jun 30				Sept 30				Dec 31
	High		Low		High		Low		High		Low		High	Low
2011		$0.57		$0.30		$0.50		$0.10		$0.12		$0.03	$0.07	$0.007
2010	$	n/a	$	n/a	$	n/a	$	n/a	$	n/a	$	n/a	$0.32	$0.28

Record Holders

The number of holders of record for our common stock as of December 31, 2010 was approximately 31, and as of December 31, 2011 approximately 47.

Dividends
The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since the Date of Inception.

Securities Authorized for Issuance Under Equity Compensation Plans

We presently do not have equity compensation plans authorized.

Recent Issuances of Unregistered Securities

The Company was authorized to issue 400,000,000 shares of its $0.00001 par value common stock and 20,000,000 shares of its $0.00001 par value preferred stock as of December 31, 2011.

Common Shares:

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

On April 23, 2010, the Company entered into an Employment Agreement (the “Dunckel Agreement”) with Darren Dunckel (“Executive”) whereby the Company will employ Executive as its Chief Executive Officer for a term of two years (the “Term”).  Executive was granted a signing bonus consisting of 4,000,000 shares of common stock of the Company upon signing the Dunckel Agreement

On December 18, 2010, the Company entered into a Securities Purchase Agreement with Forex NYC pursuant to which the Company acquired twenty percent (20%) of the issued and outstanding equity of Forex NYC (the “FNYC Interest”) on a fully diluted basis.  In consideration for the Forex NYC Interest, the Company issued and sold to Forex NYC 1,000,000 shares of common stock of the Company. The transaction was unwound during July 2011.

Between December 2010 and on or around January 5, 2011, the Company issued 3,655,631 restricted shares to accredited investors at an aggregate purchase price of $548,345.

On January 17, 2011 the Company issued to Core Consulting Group (“Core”) 700,000 restricted shares as part of the Company consideration under consulting agreement. Core is was serving as the Company’s Investor relations firm.

On January 27, 2011, the Company issued 324,234 shares to AT Limited (“ATL”) for certain draws on a note to pay expenses in the amount of $71,736.  The note payable balance to ATL was reduced by the amount of those prepaid expenses. The Company did not deliver the shares to ATL (“Undelivered Shares”). Based on settlement agreement said 324,234 common shares been surrendered back to the Company. (See below Preferred shares Series B).

On March 28, 2011 the Company issued to William Jordan (“WJ”) 10,000 restricted shares under a consulting agreement. WJ served as consultant to the Company in connection with referral to third parties.

On April 5, 2011, the Company and Mladen Poropot, a shareholder of the Company, entered into an agreement whereby the parties agreed to convert the $200,000 6% Convertible Debenture, which was in default, and was assigned by APH to Mladen Poropot, into 2,500,000 shares of common stock.

On June 29, 2011, pursuant to the terms of, and in consideration for Centurion entering into, the Investment Agreement, the Company issued 1,214,224 shares of Common Stock to Centurion as a commitment fee in connection with the Investment Agreement (the "Commitment Shares") and 86,730 shares of the Common Stock representing fees incurred by Centurion in connection with the Investment Agreement (the "Fee Shares"), in each case based upon a deemed valuation per share equal to 100% of the volume-weighted average price of the Company's Common Stock for the 5 trading days immediately preceding the date of the Investment Agreement.

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

Series A Preferred Shares (cancelled at yearend)
On April 5, 2011, the Company entered into a Share Exchange Agreement with HAM pursuant to which it acquired 1,996 ordinary shares of Triple from HAM representing 5% of the issued and outstanding ordinary shares of Triple.  After taking into account the effect of this Agreement with HAM, the Company presently owns just under 50% of Triple.  In consideration of the shares, the Company issued HAM 12,000 shares of Series A Preferred Stock and a 6% Convertible Debenture due June 30, 2011 for the amount of $600,000 (the “HAM Note”).  The Series A Preferred Stock has a stated value of $100 per share and is convertible into our common stock at a conversion price of $0.30 per share representing 4,000,000 shares of common stock.  Furthermore, the Series A Preferred Stock votes on an as-converted basis multiplied by three and carries standard anti-dilution rights.  The Series A Preferred Stock does not carry preferential liquidation rights.

On April 5, 2011, the Company and APH, which owned 33,000,000 shares of common stock and a 6% Convertible Debenture in the amount of $1,000,000, entered into an agreement whereby APH agreed to extend the maturity date of the APH Note from February 15, 2011 to June 30, 2011.  Further, APH agreed that its right to return 16,000,000 shares of common stock to the Company in consideration for the issued and outstanding securities of Triple 8 is of no force and effect.  In consideration of the above, the Company agreed to return the 33,000,000 shares of common stock held by APH  and issue APH 100,000 shares of Series A Preferred Stock.  The Series A Preferred Stock has a stated value of $100 per share and is convertible into our common stock at a conversion price of $0.30 per share representing 33,333,333 shares of common stock. The Series A Preferred Stock votes on an as- converted basis multiplied by three and carries standard anti-dilution rights.

In order to expedite the closing of the Annulment, the Company, APH, HAM and CDOO entered into a Settlement and Foreclosure Agreement. As part of said settlement and Foreclosure Agreement, APH and HAM have also agreed to return to the Company for cancellation all of the APH Stock and all of the HAM Stock. As a result of the cancellation of the APH Stock and the HAM Stock, APH and HAM will no longer own securities in the Company and the  Series A Preferred Stock has been cancelled.

Series B Preferred Shares
On July 8, 2010, the Company issued a Convertible Promissory Note to AT Limited (“ATL”) in the aggregate principal amount of $500,000 (the "Forex Note"). In consideration for the Company issuing the Forex Note, ATL issued the Company a Secured and Collateralized Promissory Note in the principle amount of $400,000 (the "ATL Note"). Concurrent with the conversion of the Forex Note, ATL was to make a payment to the Company reducing a pro rata amount owed to the Company under the ATL Note. On November 8, 2010, ATL agreed that various loans in the principal amount of $71,736 (the "Prepaid Amount") provided by ATL to the Company should be converted into shares of common stock. On January 18, 2011, the Company issued 324,234 common shares of the Company to ATL in settlement of the Prepaid Amount in lieu of cash payment in the amount of the Prepaid Amount, but such shares were not delivered to ATL (the "Undelivered Shares"). The Company did not deliver the shares to ATL.

On November 1, 2011, the Company and the ATL Indebted Parties entered into a Settlement Agreement (the "Agreement") whereby without admitting any wrongdoing on either part, the parties thereby settled all previous agreements and resolved any existing disputes. Under the terms of the Agreement, the Company agreed to issue the Indebted Parties 45,000 shares of Series B Preferred Stock of the Company on a pro-rata basis, and the Undelivered Shares were returned to the treasury of the Company. The Series B Preferred Stock has a stated value of $100 per share and is convertible into our common stock at a conversion price of $0.30 per share representing 15,000,000 common shares. Furthermore, the Series B Preferred Stock votes on an as converted basis and carries standard anti-dilution rights.

Director Agreements

On April 23, 2010, the Company issued Mr. Dunckel, former Chief Executive Officer, 4,000,000 shares of common stock in conjunction with his April 2010 employment agreement.

In conjunction with their respective Board of Directors’ agreements with the Company, in 2010, the Company agreed to issue Mr. Glass, and Mr. Reich shares of common stock of the Company registered on a Form S-8 Registration Statement equal to $6,000 divided by the Company’s market price discounted by 25% on an annual basis at the commencement of each term.

On March 7, 2011, Mr. Reich and Mr. Glass each had their agreements with the Company modified to receive restricted shares of common stock of the Company equal to $12,000 divided by the Company’s market price discounted by 25%.

On January 18, 2011, Mrs. Liat Franco was appointed by the Company to serve as the Secretary of the Company.   On March 4, 2011, the Company entered into an Employment Agreement with Liat Franco whereby the Company will employ Ms. Franco as its Secretary for a term of one year (the “Term”).   For her services during the Term as Secretary, the Company will issue Ms. Franco 15,000 shares of common stock of the Company, which will have a restrictive legend under the Securities Act of 1933, as amended.  In the event that the Term of the Employment Agreement is extended, then the number of shares of common stock will be determined by dividing $6,000 by the market price on the first trading day of the Term. On November 15, 2011, Liat Franco was appointed by the Company to serve as the Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a director of the Company. The total compensation package to Mrs. Liat for 2011 (which including her time devoting for the Annulment agreement) was set to $50,000.

The above issued securities were offered and sold in transactions made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder. As of the date hereof, other than 4,000,000 shares of common stock in conjunction with Mr. Dunckel April 2010 employment agreement, the Company has not issued the shares of common stock to its directors.

Issuer Purchases of Equity Securities

Treasury Stock
On April 25, 2011, the Company issued a press release announcing that its Board of Directors approved a share repurchase program as of April 25, 2011. Under the program, the Company is authorized to purchase up to 1,000,000 of its shares of common stock in open market transactions at the discretion of management. All stock repurchases will be subject to the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended and other rules that govern such purchases. As of the date of this filing, the Company repurchased 38,000 of its common shares in the open market, which will be returned to treasury.

	Total Number of Share Purchased	Average Price Paid	Shares Purchased Under Repurchase Plan	Shares Remaining Under Repurchase

Month

May 2011	23,500	$0.4095	23,500	976,500
August 2011	9000	$0.1007	9,000	967,500
November 2011	5500	$0.0964	5,500	962,000
Weighted-average price paid per share	38,000	$0.2910	38,000

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

General Overview

On April 19, 2010, the Company entered into a Software Licensing Agreement with Triple 8 Limited (“Triple 8”) which is a currency trading platform organized under the laws of Cyprus. The agreement dated April 12, 2010 whereby the Company licensed Triple 8’s proprietary trading software (the “Software”) for the purpose of developing a Forex Trading Platform and introducing prospective clients (“End Users”).  Triple 8 created a website for the Company under the domain www.4xint.com which is blocked for US and Canadian clients. The Company maintains a corporate website under the domain www.forex-international-trading.com.

Triple 8 Acquisitions and Divestiture

On November 17, 2010,we entered into a Share Exchange Agreement (the transaction was effectively closed on December 30, 2010) to acquire 17,924 common shares, representing 44.9% of the issued and outstanding shares of Triple 8 Limited (“Triple 8”) from A.P. Holdings Limited (“APH”) (the “APH Agreement”).  In consideration for its purchase, Forex issued 25,000,000 shares of common stock and a Note Payable (the “APH Note”) in the principal amount of $1,200,000, bearing interest at an annual rate of 6% and was convertible into 6 million shares of common stock.  The APH Note was originally due on February 15, 2011.  Concurrently, certain shareholders of Forex agreed to surrender 70,000,000 shares of the Company’s common stock for cancellation to avoid diluting the ownership of other existing shareholders.

Following the purchase of Triple 8 shares from APH, we entered into another Share Exchange Agreement to acquire 1,996 common shares, or 5% of the issued and outstanding common shares of Triple 8, from the H.A.M. Group Limited (“HAM”).  As a result, our ownership of Triple 8 increased to 49.9% of the issued and outstanding common shares.  As consideration for its purchase, Forex issued HAM 12,000 shares of Series A Preferred Stock and a 6% Convertible Debenture for $600,000, due June 30, 2011 (the “HAM Note”).  The Series A Preferred Stock has a stated value of $100 per share and is convertible into our common stock at a conversion price of $0.30 per share, thus representing 4,000,000 shares of common stock of the Company.

Forex defaulted on both its note payable to APH and on its obligation under the HAM Note.  In order to avoid costly litigation and the potential detrimental impact of a judgment to the Company, Forex entered into an agreement to annul its purchases of Triple 8 stock.  As a part of the Annulment:

•
Triple 8 has agreed to pay Forex $2,001,000 (the “Triple Payments”) over time through November 2012.  If Triple 8 fails to make any of the payments for a period of 60 days, it must transfer the original number of its common shares (17,924) purchased back to the Company.  In addition, Triple 8 is not entitled to have any previous payments returned.

•
Forex issued a new $1,000,000 promissory note (the "CDOO Note") to an assignee of HAM and APH as consideration for the termination of the APH Note and the HAM Note which were both in default.  The assignee has the ability to foreclose on all shares of Triple 8 held by the Company.  The CDOO note bears interest at an annual rate of ten percent (10%) and is due and payable in full on November 30, 2012.  In the event that Triple 8 fails to make the Triple Payments, then the amount payable under the CDOO Note is to be reduced by half of the amount of any missed payment.

•	APH and HAM have agreed to return all of their stock holdings to the Company for cancellation.

The Annulment closed on December 7, 2011, and Forex received its initial Triple Payment of $732,000 in cash at that time. Subsequently, the Company has received Triple payments of $73,214, $68,214 and $78,214 for the months of January, February and March 2012,

Forex initially accounted for its acquisition of Triple 8 using the acquisition method as prescribed by GAAP.  Under the acquisition method, the acquirer must recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their acquisition date fair values.  Although the Company acquired less than 50% of the ownership of Triple 8, the use of the acquisition method and the accounting treatment of Triple 8 was considered appropriate because Forex believed that it had both significant influence over the operations of Triple 8 as well as equity investment risk as the Triple 8’s primary beneficiary.  The basis behind the determination that Forex had acquired control of Triple 8 even though it owned a minority stake in Triple 8, was that an employee of the Company became the sole member of the Board of Triple 8’s operating subsidiary and continued to be in that role until late June  2011.  In addition, Forex believed that Triple 8 was subject to consolidation under GAAP as a Variable Interest Entity.

However in June 2011, Triple 8’s operating subsidiary’s management unilaterally removed our Company’s employee from its Board and asserted its control over business operations.  Since then, the Company has reevaluated its determinations that it had acquired control of Triple 8 and that Triple 8 was subject to consolidation as Variable Interest Entity. As a result, management has concluded that it never really had control and that the use of the acquisition method of accounting was not appropriate.  Upon reconsideration, management also concluded that Triple 8 was not subject to consolidation as a Variable Interest Entity essentially because the Company had no equity investment at risk. In coming to these conclusions, Forex considered the following:

1.
The fair value of the consideration paid in both of the Share Exchange Agreements is questionable.  The original consideration included the Company’s stock and notes payable.  Given that the fair value of the Company’s stock and the fair value of Triple 8 was difficult to determine and that the Company never made any cash payments for its obligations under the notes payable, there is a legitimate argument that no consideration was paid for the Triple 8 stock received under the Share Exchange Agreements.

a.
With respect to exchange value of the Company’s stock, management takes into account that at the time of the Share Exchange Agreements the Company’s stock was not trading.  [Since then, the Company’s stock has been a thinly traded penny stock that has had a high level of price volatility with respect to what stock has been traded and has not been rated by any analysts.]

b.
With respect to value in use of the would-be acquiree, management takes into account that at the time of the Share Exchange Agreements Triple 8 was a newly formed entity in business for only 2 years.  Under the circumstances, any valuation of Triple 8 would be highly subjective.  A market or cost approach to valuing Triple 8 was not feasible and an income approach requires highly subjective estimates about future operations, profits, and cash flows.

c.	The Company’s failure to make debt payments and the continuing revisions indicate that the Company’s Notes Payable were of little value to Triple 8’s sellers.

2.
The unilateral removal of the Company’s employee from the Triple 8 Board and Triple 8’s operating subsidiary management assertion of its control over business operations indicates the Company’s inability to control Triple 8.

These considerations have led the Company to conclude that the purchase of Triple 8 involved no consideration.  Furthermore, the Share Exchange Agreement transactions do not meet the conditions necessary to qualify as a business combination achieved without the transfer of consideration under GAAP.

The Company has also considered the use of the equity method and the cost method of accounting in connection with the Share Exchange Agreement transactions for the purchase of Triple 8.  Generally, GAAP requires that investments in common stock or in entities over which the investor can exercise significant influence, but not control, be accounted for using the equity method.  Otherwise, an investment should be accounted for at cost. In addition, the Company believes that its investment in Triple 8 should be accounted for at cost during the period from the closing of the APH Agreement through to the date of the annulment agreement.  While the Company did not have significant influence over Triple 8 during that period, the counterparties to the annulment agreement acknowledged the Company’s investment by entering into the annulment agreement.  Therefore, these financial statements have been restated to present the investment in Triple 8 on a cost basis, as cost being determined by the market value of the Company’s stock paid and the stated value of the note payable issued under the APH Agreement.  The gain on settlement of Triple 8 is accounted for as other income in the 2011 statement of operations.

Forex NYC & Wheatley Acquisitions and Divestitures:

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

As part of finalizing the Wheatley and Forex NYC acquisitions, on February 24, 2011 the Company entered into a consulting agreement for M&A activities with Cross Point Capital Advisors (“Cross Point”).  The Company agreed to pay Cross Point a consulting fee of $150,000 in cash plus retainer of $9,500 per month for the next 18 months commencing on April 1, 2011 for bringing the Company M&A-related opportunities, and for structuring and advising the Company on those opportunities, pending the closing of the Wheatley and FOREX NYC transactions.  Due to the fact that the Wheatley and FOREX NYC transactions did not close, the Company has not commenced paying the agreed-upon monthly fees to Cross Point. The Company paid the $150,000 fee.

The Company continues to operate its website under www.4xint.com which is blocked for US and Canadian clients in accordance with the Software Licensing Agreement entered with Triple 8 in April 2010.

2011 and 2010 Results of Operations:
This section of the report should be read together with Notes of the Company’s consolidated financials as well as the disclosures in this filing.

The consolidated statements of operations for the years ended December 31, 2011 and December 31, 2010 are compared (subject to the above description) in the sections below:

Revenues
The following table summarizes our revenues for the years ended December 31, 2011 and December 31, 2010:

Year ended December 31,	2011	2010
Total revenues	$10,616	$148,281

The Company earned $616 and $128,281 income from foreign currency operations for the years ended 2011 and 2010, respectively.
The Company had had significantly lower revenues from foreign currency operations in 2011, as compared to 2010, as the Company relied on Triple 8 to handle the transactions and did not desire to compete with Triple 8 through its website. The Company’s Triple 8 investment was acquired on December 30, 2010 and sold on December 7, 2011.

The Company entered into a six month consulting agreement in September 2010. The Company earned $10,000 and $20,000 in consulting income for the years ended in 2011 and 2010, respectively. The Company recorded bad debts of $30,000 in 2011, as the Company was unable to collect the consulting revenues.

Operating Expenses
The following table summarizes our operating expenses for the years ended December 31, 2011 and December 31, 2010:

Year ended December 31,	2011	2010
Total operating expenses	$$1,527,321	$515,717

The Company had significant operating costs (including professional and consulting fees, compensation and travel costs) associated with the Company’s investment in Triple 8 in 2011, as compared to 2010. In addition, the Company recorded bad debt expense of $170,000 in 2011 for a non-performing loan and uncollectible consulting fee.

Net interest income (expense)
The following table summarizes our net interest income for the years ended December 31, 2011 and December31, 2010:

Year ended December 31,	2011	2010
Interest income	$36,844	$0
Interest expense	$(165,298)	$(72,818)
Net interest expense	$(128,454)	$(72,818)

On November 1, 2011, the Company swapped its existing convertible notes outstanding to Series B Preferred Stock.  The Series B Preferred Stock has a stated value of $100 per share and is convertible into our common stock at a conversion price of $0.30 per share representing 15,000,000 shares of common stock.  We anticipate that interest expense in fiscal 2012 should be lower as a result of exchanging the convertible debt for Preferred Shares.

Liquidity and Capital Resources

Our cash and cash equivalents were $411,656 and $460,149 for the years ended December 31, 2011 and 2010, a decrease of $48,493.  The decrease in our cash and cash equivalents is primarily the result of a larger operating loss in fiscal 2011.

Cash flows used in operating activities for the years ended December 31, 2011 and 2010 was $(646,244), and $(108,100), respectively. The Company had significant operating costs (including professional and consulting fees, and compensation and travel costs) associated with the Company’s investment in Triple 8 in 2011, as compared to 2010.

Cash flows provided by (used in) investing activities for the years ended December 31, 2011 and 2010 was $580,465 and $(61,187), respectively. In 2011, the Company received $731,980 in proceeds from the sale of the Company’s 49.9% interest in Triple 8, which was partially offset by $150,000 note issued to Fortune Marketing Media, Inc.

Cash flows provided by financing activities for the years ended December 31, 2011 and 2010 was $17,286 and $629,129, respectively. .  During 2010, the Company completed restricted registered offering of common stock to accredited investors, raising $200,000, and issued advances on equity in the amount of $520,000 for a private placement. The Company also received $28,345 from the remainder of the private placement shares that were issued in January 2011.

Our future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our products, competing technological and market developments, and the development of strategic alliances for the development and marketing of our products.  Our Company intends  to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources.  There is no guarantee that these sources will be available at all or available on acceptable terms.

We expect to use the proceeds to fund our short-term capital requirements including paying administrative expenses associated with maintaining our public company’s filings for the next 12 months.    In order to implement our business plan and pay various administrative expenses on a minimal basis for 12 months, we expect that we will need approximately $50,000 per month, minimum.   We expect to be able to remain in operation for a period of 8 months with cash on hand. We also expect to receive monthly collections from our settlement agreement with Triple 8 to support our operations in 2012. It is likely that the Company will have to raise additional capital in the next 8 months to continue operations. The required funds may not be available on acceptable terms, which would adversely affect the financial performance and continuing operation of the Company.

Until required for operations, Forex's policy will be to invest its cash reserves in bank deposits or deploy its cash in short term loans.  Forex expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors including the state of the worldwide economy and financial markets, which are outside Forex's control.

Debt Financing Arrangements

Rasel, LTD - Affiliated Party (During 2010)
On October 6, 2009 the Company signed a Note Payable for $25,000 payable to Rasel due on October 6, 2010 at 4% per annum.   The proceeds were used to pay for half of an existing Accounts Payable for legal fees incurred at the Company’s inception. On October 20, 2009 the Company signed a Note Payable for $50,000 payable to Rasel due on October 20, 2010 at 4% per annum.  These proceeds were used to pay for startup costs, audit fees and future expenses. On January 22, 2010 the Company signed a Note Payable for $50,000 payable to Rasel due on October 30, 2011 at 4% per annum.  These proceeds will be used for working capital and future expenses. On January 22, 2010 the Company signed an amendment to extend the maturity date of the Promissory Notes in the amount of $50,000 and $25,000 dated October 6, 2009 and October 20, 2009, respectively, to October 30, 2011. On March 2, 2011 the Company and Rasel agreed to extend the maturity of all notes to December 31, 2012 in consideration of adding a conversion feature to said note with either a 5% discount to the market price or a fixed price of $0.60. The extension of maturity was agreed to be effective as of December 30, 2010,

The accrued balance of the notes including interest as of December 31, 2011 is $135,548.

A.T. Limited, APH Note, H.A.M Note – Convertibles Note and Accrued Interest

APH Note and H.A.M Note:
As partial payments for the Triple 8 interest’s acquisitions (see disclosure in prior sections of this filling) the Company issued convertible Note to APH and HAM. A 6% Convertible Note in the principal amount of $1,200,000 due February 15, 2011 (the “APH Note”) and a 6% Convertible Debenture due June 30, 2011 for the amount of $600,000 (the “HAM Note”). As previously disclosed in the Company’s Quarterly Report for the quarters ended September 30, 2011 and June 30, 2011, the HAM Note and the APH Note were in default and the parties were negotiating a further extension of the maturity date of the HAM Note and the APH Note.  The APH Note was assigned to a third party. On September 29, 2011, the Company received a formal notice of default from the holders of the HAM Note and the APH Note demanding payment of the notes and advising that they intend to take immediate legal action against the Company. In order to expedite the closing of the Annulment, the Company, APH, HAM and Cordellia d.o.o., a Croatian company ("CDOO"), third party which is not affiliated with the Company entered into a Settlement and Foreclosure Agreement (the "Settlement Agreement"), whereby the Company provided CDOO, as the assignee of HAM and APH, with the ability to foreclose on all shares of Triple 8 held by the Company in consideration of the termination of the APH Note and the HAM Note, which were in default, and the issuance of a new promissory note in the name of CDOO in the principal amount of $1,000,000 (the "CDOO Note").

ATL Note:
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

On November 1, 2011, the Company and the ATL Indebted Parties entered into a Settlement Agreement (the "Agreement") whereby without admitting any wrongdoing on either part, the parties thereby settled all previous agreements and resolved any existing disputes. Under the terms of the Agreement, the Company agreed to issue the Indebted Parties 45,000 shares of Series B Preferred Stock of the Company on a pro-rata basis, and the Undelivered Shares were returned to the treasury of the Company. The Series B Preferred Stock has a stated value of $100 per share and is convertible into our common stock at a conversion price of $0.30 per share representing 15,000,000 common shares. Furthermore, the Series B Preferred Stock votes on an as converted basis and carries standard anti-dilution rights.

Through various settlement agreements described herein, all convertible notes have been cancelled as of the date of this filing.

Cordellia d.o.o.:
As disclosed above, in order to expedite the closing of the Triple 8 Annulment, the Company, APH, HAM and Cordellia d.o.o., a Croatian company ("CDOO"), third party which is not affiliated with the Company entered into a Settlement and Foreclosure Agreement (the "Settlement Agreement"), whereby the Company provided CDOO, as the assignee of HAM and APH, with the ability to foreclose on all shares of Triple 8 held by the Company in consideration of the termination of the APH Note and the HAM Note, which were in default, and the issuance of a new promissory note in the name of CDOO in the principal amount of $1,000,000 (the "CDOO Note"). The CDOO note bears interest at the rate of ten percent (10%) per annum and is due and payable in full on November 30, 2012. In the event that Triple 8 fails to make the Triple Payments, then the amount payable under the CDOO Note shall be reduced by half of the amount of the missed payment. In addition, APH and HAM have also agreed to return to the Company for cancellation all of the APH Stock and all of the HAM Stock and APH, HAM and CDOO have provided a full release of the Company. As a result of the cancellation of the APH Stocks and the HAM Stocks, APH and HAM will no longer own securities in the Company.

Via various settlement agreements described herein, all convertible notes have been cancelled as of the date of this filing.

Critical Accounting Policies and Use of Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements in accordance with U.S. GAAP requires us to make certain estimates, judgments and assumptions that affect the reported amount of assets and liabilities as of the date of the financial statements, the reported amounts and classification of revenues and expenses during the periods presented, and the disclosure of contingent assets and liabilities. We evaluate our estimates and assumptions on an ongoing basis and material changes in these estimates or assumptions could occur in the future. Changes in estimates are recorded on the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances and at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates if past experience or other assumptions doe not turn out to be substantially accurate.

We believe that the accounting policies described below are critical to understanding out business, results of operations, and financial condition because they involve significant judgments and estimates used in the preparation of our consolidated financial statements. An accounting is deemed to be critical if it requires a judgment or accounting estimate to be made based on assumptions about matters that are highly uncertain , and if different estimates that could have been used, or if changes in the accounting estimates that are reasonably likely to occur periodically , could materially impact our consolidated financial statements. Other significant accounting policies, primarily those with lower levels of uncertainty than those discussed below, are also critical to understanding our consolidated financial statements. The notes to our consolidated financial statements contain additional information related to our accounting policies and should be read in conjunction with this discussion.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include valuation of goodwill, the useful lives of tangible and intangible assets, depreciation and amortization, allowances for doubtful account and credit losses, valuation of common and preferred stock issuances, and the valuation allowance on deferred tax assets. Although management believes these estimates and assumptions are adequate, actual results could differ from the estimates and assumptions used.

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

Notes and Short-Term Receivable

The note and short-term receivable are carried at cost, which approximates fair value.  The Company measures the impairment of loans based on its historical loan collection experience and existing economic conditions.  Impairment of the loan is recognized when management believes it is probable that payments will not be received on some portion of the loan, which is determined on an individual loan basis. When management determines that a loan is impaired it is placed on non-accrual status, and an allowance for loan losses is established to recognize the estimated amount of impairment.  Payments received on non-accrual loans are generally applied to the outstanding principal balance.  Loans are removed from non-accrual status when management believes that the borrower will resume making the payments required by the loan agreement.

Impairment of long lived assets

The Company evaluates the fair value of long-lived assets on an annual basis or whenever events or changes in circumstances indicate that its carrying amounts may not be recoverable. Accordingly, any impairment of value is recognized when the carrying amount of a long-lived asset exceeds its fair value. No impairment losses have been recognized at December 31, 2011 and 2010.

Revenue Recognition
Income from foreign currency operations is earned by referring potential customers to foreign exchange trading companies.  The Company’s websites identify potential customers with a short-term foreign exchange trading need.  Foreign exchange trading companies remit a percentage of their revenues to the Company in exchange for customer leads, which the Company recognizes when the exchange trading occurs.

The Company recognizes consulting fees when services have been rendered.

Share-Based Compensation

The Company calculates stock-based compensation expense including compensation expense for all share-based payment awards made to employees and directors including employee stock options, stock appreciation rights and restricted stock awards based on their estimated grant date fair values.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense on a straight-line basis over any required service period.  No such expenses were recognized during the year ended December 31, 2011 and $40,000 was recognized during the year ended December 31, 2010.

New Accounting Pronouncements

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, is required for periods beginning on or after December 15, 2010. The Company has included the required disclosures in its consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect that are applicable.   These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 30, 2011 (the “Dismissal Date”), the Company advised Eugene M. Egeberg, CPA (the “Former Auditor”) that he was dismissed as the Company’s independent registered public accounting firm.  The decision to dismiss the Former Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on December 30, 2011.  The reports of the Former Auditor on the Company’s consolidated financial statements for the years ended December 31, 2010 and July 31, 2010 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

During the years ended December 31, 2010 and July 31, 2010, and through the Dismissal Date, the Company has not had any disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the Former Auditor’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s consolidated financial statements for such years.

During the years ended December 31, 2010 and July 31, 2010, and through the Dismissal Date, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company has requested that Former Auditor furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements.  A copy of this letter was filed as Exhibit 16.1 to the Form 8KA filed January 6, 2012.

New independent registered public accounting firm

On December 28, 2011 (the “Engagement Date”), the Company engaged Rosen, Seymour, Shapss, Martin & Company LLP (“New Auditor”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2011.  The decision to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

During the two most recent fiscal years and through the Engagement Date, the Company has not consulted with the New Auditor regarding either:

1.
application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that the New Auditor concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.	any matter that was either the subject of a disagreement (as defined in Regulation S-K, Item 304(a)(1)(iv) and the related instructions) or reportable event (as defined in Regulation S-K, Item 304

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the applicable period to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

As a smaller reporting company, without a viable business and revenues, the Company does not have the resources to install a dedicated staff with deep expertise in all facets of SEC disclosure and GAAP compliance. As is the case with many smaller reporting companies, the Company will continue to work with its external auditors and attorneys as it relates to new accounting principles and changes to SEC disclosure requirements. The Company has found that this approach worked well in the past and believes it to be the most cost effective solution available for the foreseeable future.  The Company will conduct a review of existing sign-off and review procedures as well as document control protocols for critical accounting spreadsheets. The Company will also increase management's review of key financial documents and records.

As a small business, the Company does not have the resources to fund sufficient staff to ensure a complete segregation of responsibilities within the accounting function. However, Company management does review, and will increase the review of, financial statements on a monthly basis, and the Company's external auditor conducts reviews on a quarterly basis. These actions, in addition to the improvements identified above, will minimize any risk of a potential material misstatement occurring.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. This assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, other than the control weakness mentioned above, we believe that as of December 31, 2011 the Company’s internal control over financial reporting was not effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In connection with the Investment Agreement, the Company issued the Commitment Shares and the Fee Shares to Centurion. These securities were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  The issuance did not involve any general solicitation or advertising by us. Centurion acknowledged the existence of transfer restrictions applicable to the securities sold by us. Certificates representing the securities sold contain a legend stating the restrictions on transfer to which such securities are subject.  The commitment fee for the transaction has been capitalized under Other Assets.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Below are the names and certain information regarding our executive officers and directors:

Name	Age	Position with the Company

Liat Franco	36	Chief Executive Officer, President, Treasurer, Secretary and Director
Erik Klinger	42	Chief Financial Officer and Director

 Liat Franco - On January 18, 2011, Mrs. Liat Franco was appointed by the Company to serve as the Secretary of the Company.   Mrs. Franco graduated with a B.A. Magna Cum Laude from the University of California at Los Angeles and holds a J.D. from the UCLA School of Law in California where she specialized in corporate law, which she received in 2003.  Prior to joining the Company, Mrs. Franco served as a Security Officer for foreign consulate in Beverly Hills, California, from 2003 until 2009.  From 2009 to the present Mrs. Franco has served as a lecturer on contract law and evidence law at foreign college. On March 4, 2011, the Company entered into an Employment Agreement (the “Employment Agreement”) with Liat Franco whereby the Company will employ Ms. Franco as its Secretary for a term of one year (the “Term”).   On November 15, 2011, Liat Franco was appointed by the Company to serve as the Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a director of the Company.

Erik Klinger - On December 20, 2011, effective January 2, 2012, Erik Klinger was appointed by the Company to serve as the Chief Financial Officer and a Director of the Company.  Mr. Klinger’s principal objectives will be to assist in the deployment of the Corporation’s assets, management and oversight of the Corporation’s financial statements and filings with the Securities and Exchange Commission and to perform due diligence on proposed acquisition targets, if any. Mr. Klinger has extensive experience in Private Equity, Management Consulting, and Entrepreneurship. During his career, Mr. Klinger has worked with small companies to Fortune 500 companies.  From May 2011 to present, Mr. Klinger has served as a partner at Ocelot Partners in Los Angeles, California, a company that provides due diligence services both on the buy side and on the sell side of transactions.  From the years 2004 to 2011, Mr. Klinger was a Partner at Mindshift Partners, which focused on providing pre-audit preparation to public and private companies.  As a Private Equity Associate at Orchard Capital from 1999 - 2001, he analyzed, structured, and helped to close leveraged buyouts of companies, and served on the Board of Directors of a large private airfreight carrier.  Formerly, Mr. Klinger worked at Price Waterhouse (New York office) from 1994 - 1997, where his client work focused on process improvement and systems integration. Mr. Klinger earned a Masters of Business Administration from the Anderson School at UCLA in 1999 and earned a Bachelor’s Degree in Engineering Sciences modified with Economics from Dartmouth College in 1992.

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

CORPORATE GOVERNANCE

Committees

As we increase the number of Directors in the future, we intend to appoint an audit committee. Accordingly, we will designate a director as an "audit committee financial expert", as that term is defined in the rules of the Securities and Exchange Commission, at such time.

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

Agreements with Officers and Directors

On April 23, 2010, the Company entered into the Dunckel Agreement with Darren Dunckel (“Dunckel”) whereby the Company will employ Dunckel as its Chief Executive Officer for a term of two years (the “Term”).   For his services during the Term as Chief Executive Officer of the Company,  Dunckel received annual compensation  of $120,000  or $10,000 per month.  Dunckel was also granted a signing bonus consisting of 4,000,000 shares of common stock of the Company upon signing the Dunckel Agreement, of which he assigned or sold 1,000,000.    Dunckel also received during the Term such medical, health and disability insurance as the Company provides to its executive officers, two weeks of vacation in each calendar year and eligibility to participate in such pension, profit-sharing, retirement and other benefits as are available to executive officers of the Company. On November 15, 2011, Darren Dunckel resigned as an executive officer and director of the Company.

On July 29, 2010, Anita Atias and Stewart Reich were elected as members of the Board of Directors of the Company.  On August 5, 2010, Mr. William Glass was elected as a member of the Board of Directors.  Mr. Reich and Mr. Glass were each to initially receive on an annual basis at the commencement of each term shares of common stock of the Company registered on a Form S-8 Registration Statement equal to $6,000 divided by the Company’s market price discounted by 25%.  On March 4, 2011, the Company amended the Director Agreements by and between the Company and William Glass and Stewart Reich whereby Mr. Glass and Mr. Reich will each receive shares of common stock of the Company equal to $12,000 divided by the Company’s market price discounted by 25% on an annual basis.  The shares of common stock will be restricted as required under the Securities Act of 1933, as amended. On November 15, 2011, William Glass and Stewart Reich resigned as directors.

On January 18, 2011, Mrs. Liat Franco was appointed by the Company to serve as the Secretary of the Company.  For her services during the Term as Secretary, the Company will  issue Ms. Franco 15,000 shares of common stock of the Company, which will have a restrictive legend under the Securities Act of 1933, as amended.  In the event that the Term of the Employment Agreement is extended, then the number of shares of common stock will be determined by dividing $6,000 by the market price on the first trading day of the Term. On November 15, 2011, Liat Franco was appointed by the Company to serve as the Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a director of the Company.   The entire compensation of Mrs. Franco as the Company’s President (on top of her compensation as the Company’s Secretary) was set as $50,000 for the year ended December 31, 2011.

Effective January 2, 2012, Erik Klinger was appointed by the Company to serve as the Chief Financial Officer and a Director of the Company.  Mr. Klinger’s principal objectives will be to assist in the deployment of the Corporation’s assets, management and oversight of the Corporation’s financial statements and filings with the Securities and Exchange Commission and to perform due diligence on proposed acquisition targets, if any. Since his appointment in January, a company controlled by Mr. Klinger has received compensation  of $3,500 per month for part-time services..

Compliance with Section 16(a) of the Securities Exchange Act of 1934
Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. During the fiscal year ended December 31, 2011, our Chief Executive Officer and Chief Financial Officer did not file the required reports under Section 16.

Code of Ethics
We have adopted a Code of Ethics that applies to all officers, directors and employees. The Company will provide to any person without charge a copy of such code of ethics upon written request to the Company at its registered offices.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth all compensation paid in respect of our Chief Executive Officer and our most highly compensated three executive officers (collectively, the "Named Executive Officers") for the year ended December 31, 2011 and for the year ended December 31, 2010.

Summary Compensation Table

Name and		Salary	Bonus	Restricted Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	( $)	($)	($)

Moshe J. Schnapp CEO(1)	2010	28,286	0	0	0	0	0	0	28,286

Darren Dunckel CEO (2)	2010	88,459		40,000	0	0	0	0	128,459

Darren Dunckel CEO (2)	2011	107,500	0	0	0	0	0	107,500	107,500

Liat Franco	2011	50,000	0	4,159	0	0	0	0	54,159

(1)	Resigned as an executive officer and director in 2010.
(2)	Resigned as an executive officer and director in 2011 (during 2011 the Company disbursed Mr. Dunckel $37,014 for travel expenses which is not included in his $107,500 base compensation).

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer.

Per the Dunckel Agreement whereby the Company employed Darren Dunckel as its Chief Executive Officer until November 15, 2011 when he resigned, the Company paid  $107,500 as compensation and additional $37,014 for travel costs for the year ended on December 31, 2011.

Per the Officer and Directors agreements, the Company accrued $34,800 as compensation for the year ended on December 31, 2011 since commencement.

Per the Franco Agreement whereby the Company employed Liat Franco as its Chief Executive Officer, the Company accrued $50,000 as salary and related compensation for the year ended on December 31, 2011.

Per the Klinger Agreement whereby the Company employed Erik Klinger as its Chief Financial Officer, the Company accrued $6,500 as salary and related compensation for the year ended on December 31, 2011.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole officer and director other than as described herein.

Director Compensation

Pursuant to the respective board of directors'  agreements between the Company and each director, Mr. Reich, and Mr. Glass will each receive shares of common stock of the Company equal to $12,000 divided by the Company’s market price discounted by 25% on an annual basis.  The shares of common stock will be restricted as required under the Securities Act of 1933, as amended.

For services during the Term as Secretary, the Company will issue Ms. Franco 15,000 shares of common stock of the Company, which will have a restrictive legend under the Securities Act of 1933, as amended.  In the event that the Term of the Employment Agreement is extended, then the number of shares of common stock will be determined by dividing $6,000 by the market price on the first trading day of the Term. The entire compensation of Mrs. Franco as the Company’s President (in addition to her compensation as the Company’s Secretary) was set as $50,000 for the year ended December 31, 2011.

On December 29, 2010, Mrs. Atias resigned as a director of the Company due to a potential conflict of interest.  Ms. Atias is currently the Operations Manager for Online Trading Academy, and the Company operates in a similar industry. Ms. Atias was not compensated by the Company for her services.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Stock Options ($)	Non-equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Darren Dunckel*	107,500		0	0	0	0	107,500
William Glass	0	15,321	0	0	0	0	15,321
Stewart Reich	0	15,321	0	0	0	0	15,321
Liat Franco	50,000	5,159	0	0	0	0	54,159

*) During 2011 the Company reimbursed Mr. Dunckel $37,014 for his traveling expenses on top of his $107,500 base salary.

Outstanding Equity Awards at Fiscal Year-End

Other than the above disclosure there are no outstanding equity awards outstanding at December 31, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our company's common stock as of April 5, 2012, as to

•	each person known to beneficially own more than 5% of the Company's common stock

•	each of our directors

•	each executive officer

•	all directors and officers as a group

Unless otherwise indicated, each of the stockholders can be reached at our principal executive offices located at  Moria 30 Ave., Haifa, Israel 34572.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock (1)
Darren Dunckel (3)	3,000,000	8.76%
Stewart Reich (3)	0	*
William Glass (3)	0	*
Liat Franco (2)	0	*
Erik Klinger (2)	0	*
A. T. Limited (4)	5,000,000	10.15%
Watford Holding Inc. (4)	5,000,000	10.15%
James Bay Holding Inc. (4)	5,000,000	10.15%
Mladen Poropot	2,833,333	8.27%

Total Officers and Directors (2 persons)	3,000,000	8.76%

* less than 1%,

(1) Beneficial ownership is determined in accordance with the Rule 13d-3(d)(1) of the Exchange Act, as amended and generally includes voting or investment power with respect to securities. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table. The above is based on 34,248,585 shares of common stock outstanding as of April 5, 2012.

(2) Officer and/or director of the Company.

(3) Resigned as an executive officer and/or director.

(4) Assumes the full conversion of Series B Preferred Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On April 23, 2010, the Company entered into the Dunckel Agreement to employ Dunckel as its Chief Executive Officer for a term of two years (the “Term”).   For his services during the Term as Chief Executive Officer, the Company will pay Dunckel compensation of  $120,000 to be paid on a monthly basis at a rate of $10,000 per month.  Dunckel was also granted a signing bonus consisting of 4,000,000 shares of common stock of the Company upon signing the Dunckel Agreement.   Dunckel will also receive during the Term such medical, health and disability insurance as the Company provides to its executive officers, two weeks of vacation in each calendar year and eligibility to participate in such pension, profit-sharing, retirement and other benefits as are available to executive officers of the Company. Mr. Dunckel resigned from his duties as an officer and director with the Company on November 15, 2011.

On July 29, 2010, Anita Atias and Stewart Reich were elected as members of the Board of Directors of the Company.  On August 5, 2010, Mr. William Glass was elected as a member of the Board of Directors.  Mr. Reich and Mr. Glass will each receive on an annual basis at the commencement of each term shares of common stock of the Company registered on a Form S-8 Registration Statement equal to $6,000 divided by the Company’s market price discounted by 25%.  Mrs. Atias has since resigned from the Board due to a conflict of interest. On March 4, 2011, the Company amended the Director Agreements by and between the Company and William Glass and Stewart Reich whereby Mr. Glass and Mr. Reich will each receive shares of common stock of the Company equal to $12,000 divided by the Company’s market price discounted by 25% on an annual basis.  The shares of common stock will be restricted as required under the Securities Act of 1933, as amended. Mr. Glass and Mr. Reich resigned as Directors of the Company on November 15, 2011.

On January 18, 2011, Mrs. L. Franco was appointed by the Company to serve as the Secretary of the Company.  For her services during the Term as Secretary, the Company will issue Ms. Franco 15,000 shares of common stock of the Company, which will have a restrictive legend under the Securities Act of 1933, as amended.  In the event that the Term of the Employment Agreement is extended, then the number of shares of common stock will be determined by dividing $6,000 by the market price on the first trading day of the Term. The entire compensation of Mrs. Franco as the Company’s President (on top of her compensation as the Company’s Secretary) was set as $50,000 for the year ended December 31, 2011.

Effective January 2, 2012, Erik Klinger was appointed by the Company to serve as the Chief Financial Officer and a Director of the Company.  Mr. Klinger’s principal objectives will be to assist in the deployment of the Corporation’s assets, management and oversight of the Corporation’s financial statements and filings with the Securities and Exchange Commission and to perform due diligence on proposed acquisition targets, if any. Since his appointment in January, a company controlled by Mr. Klinger has received compensation of $3,500 per month for part-time services.

Rasel, LTD - Affiliated Party (During 2010)

On October 6, 2009 the Company signed a Note Payable for $25,000 payable to RASEL, LTD (“Rasel”) (an affiliated entity) due on October 6, 2010 at 4% per annum.   The proceeds were used to pay for half of an existing accounts payable to Stephen Fleming for legal fees incurred at the Company’s inception. On October 20, 2009 the Company signed a Note Payable for $50,000 payable to Rasel (a Company Shareholder) due on October 20, 2010 at 4% per annum.   These proceeds were used to pay for startup costs, audit fees and future expenses. On January 22, 2010 the Company signed a Note Payable for $50,000 payable to Rasel (a Company Shareholder) due on October 30, 2011 at 4% per annum.   These proceeds will be used for working capital and future expenses. On January 22, 2010 the Company signed an amendment to extend the maturity date of the Promissory Notes in the amount of $50,000 and $25,000 dated October 6, 2009 and October 20, 2009, respectively, to October 30, 2011. On March 2, 2011 the Company and Rasel agreed to extend the maturity of all notes to December 31, 2012 in consideration of adding a conversion feature to said note with either a 5% discount to the market price or a fixed price of $0.60. Said extension of maturity was agreed to be effective as of December 30, 2010, the accrued balance of the notes including interest as of December 31, 2011 is $135,548.

Procedures for Approval of Related Party Transactions

Our Board of Directors is charged with reviewing and approving all potential related party transactions.  All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

In 2011 Board of Directors has determined that Mrs. Franco and Mr. Klinger are each independent directors as of December 31, 2011 based on the definition of independence in the listing standards of the NASDAQ Corporate Governance Rules.  Mr. Klinger was, subsequent to the year end, appointed as the Chief Financial Officer of the Company and, as a result, Mr. Klinger is no longer considered independent.  In 2010, Board of Directors has determined that Mr. Reich and Mr. Glass  are each independent directors as of December 31, 2010 based on the definition of independence in the listing standards of the NASDAQ Corporate Governance Rules.  The Board of Directors is currently evaluating committee charters with the goal of establishing a Compensation Committee, Governance and Nominating Committee and an Audit Committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We engaged Eugene M. Egeberg, CPA as our auditor for the fiscal year ended December 31, 2010 (and 2009).

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

On December 30, 2011 (the "Dismissal Date"), we dismissed Eugene M. Egeberg, CPA (the "Former Auditor") as the Company's independent registered public accounting firm. The decision to dismiss the Former Auditor as the Company's independent registered public accounting firm was approved by the Company's Board of Directors on December 30, 2011. The reports of the Former Auditor on the Company's consolidated financial statements for the years ended December 31, 2010 and July 31, 2010 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle. During 2011 and until Dismissal Date we incurred $9,000 in fees for professional services rendered for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q.

On December 28, 2011 (the "Engagement Date"), the Company engaged Rosen, Seymour, Shapss, Martin & Company LLP ("New Auditor") as its independent registered public accounting firm for the Company's fiscal year ended December 31, 2011. The decision to engage the New Auditor as the Company's independent registered public accounting firm was approved by the Company's Board of Directors.

The aggregate fees accrued for  professional services rendered for the audit of our annual financial statements for the years ended December 31, 2011 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during these fiscal years were $9,000 for 2011 for the Former Auditor. In fiscal 2012, in lieu of additional work required by the New Auditor that relate to restatement of prior year’s financials, the Company and the New Auditors agreed to modify their fees to $55,000 from $30,000.

We incurred $12,500 fees to an accountant for tax advice and tax compliance services during the fiscal years ended December 31, 2010.

The Company’s board has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1	Certificate of Incorporation of Forex International Trading Corp. (6)
3.2	Bylaws of Forex International Trading Corp. (6)
3.3	Certificate of Designation for Series A Preferred Stock (14)
3.4	Certificate of Designation for Series B Preferred Stock
4.1	Convertible Promissory Note issued by the Company to ATL dated July 8, 2010 (3)
4.2	Secured and Collateralized Promissory Note issued by ATL to the Company dated July 8, 2010 (3)
4.3	Collateral and Security Agreement by and between Forex International Trading Group and ATL dated July 7, 2010 (3)
4.4	Promissory Note issued to Rasel Ltd. Dated October 6, 2009(7)
4.5	Promissory Note issued to Rasel Ltd. Dated October 20, 2009 (7)
4.6	Letter Agreement between Rasel Ltd. and Forex International Trading Corp. dated January 22, 2011 (8)
4.7	Letter Agreement by and between Forex International Trading Group and ATL dated November 8, 2010(9)
4.8	6% Convertible Note issued to APH (11)
4.9 4.10	6% Convertible Debenture issued to HAM dated April 5, 2011 (14) Promissory Note dated November 30, 2011 issued to Cordellia d.o.o. in the amount of $1,000,000 (18)
10.1	Software Licensing Agreement dated April 12, 2010, by and between Forex International Trading Corp and Triple (1)
10.2	Employment Agreement dated April 23, 2010, by and between Forex International Trading Corp and Darren Dunckel (2)
10.3	Letter Agreement by and between Forex International Trading Corp. and Anita Atias, dated July 29, 2010 (4)
10.4	Letter Agreement by and between Forex International Trading Corp. and Stewart Reich, dated July 29, 2010 (4)
10.5	Letter Agreement by and between Forex International Trading Corp. and Mr. William Glass, dated August 6, 2010 (5)
10.6	Share Exchange Agreement by and between Forex International Trading Corp. and APH (10)
10.7	Letter Agreement by and between Forex International Trading Corp., APH, Medirad Inc. and Rasel Ltd. (11)
10.8	Letter Amendment by and between Forex International Trading Corp. and William Glass, dated March 4, 2011 (13)
10.9	Letter Amendment by and between Forex International Trading Corp. and Stewart Reich, dated March 4, 2011 (13)
10.10	Employment Agreement by and between Forex International Trading Corp. and Liat Franco, dated March 7, 2011 (13)
10.11	Agreement between Forex International Trading Corp. and APH dated April 5, 2011 (14)
10.12	Conversion Agreement between MP and Forex International Trading Corp. dated April 5, 2011 (14)
10.13	Share Exchange Agreement between Forex International Trading Corp. and dated April 5, 2011 (14)
10.14
Agreement to Unwind and Mutual Release dated as of July 11, 2011 by and between Forex International Trading Corp., Forex NYC and Wheatley Investment Agreement by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)

10.15	Registration Rights Agreement with Centurion by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)
10.16	Settlement Agreement between AT Limited and Forex International Trading Corp.
10.17	Settlement Agreement by and between Forex International Trading Corp., A.T. Limited, Watford Holding Inc. and James Bay Holdings, Inc. dated November 1, 2011 (17)
10.18	Settlement and Foreclosure Agreement between Forex International Trading Corp., AP Holdings Limited, H.A.M Group Limited and Cordellia d.o.o.(18)
10.19	Annulment of Share Purchase Agreement dated December 5, 2011 between Triple 8 Limited, AP Holdings Limited, H.A.M Group Limited and 888 Markets (Jersey) Limited (18)
10.20	Promissory Note issued to Forex International Trading Corp. dated December 13, 2011 (19)
10.21	Stock Pledge Agreement executed by Fortune Market Media Inc. dated December 13, 2011 (19)
21.1	List of Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2010
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 28, 2010
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 13, 2010
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 3, 2010
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 9, 2010
(6)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 9, 2009.
(7)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on November 2, 2009.
(8)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on January 29, 2010.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 22, 2010
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 17, 2010
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2011
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 2, 2011
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 9, 2011
(14)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 6, 2011
(15)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 20, 2011
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 29, 2011
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 9, 2011
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 12, 2011
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 16, 2011

 SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

FOREX INTERNATIONAL TRADING CORP. (Registrant)

Date: April 13, 2012	By:	/s/ Liat Franco
Liat Franco
Chief Executive Officer, President,
Secretary, Treasurer and Director
(Principal Executive
Officer)

	By:	/s/ Erik Klinger
Erik Klinger
Chief Financial Officer and Director

(Principal Financial Accounting and
Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/Liat Franco	Liat Franco	Director, CEO, President, Treasurer and Secretary	April 13, 2012

/s/ Erik Klinger	Erik Klinger	Director and CFO	April 13, 2012

FOREX INTERNATIONALTRADING CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

TABLE OF CONTENTS

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F-2 – F-3

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 2011 and 2010	F-4

Consolidated Statements of Operations for the Two Years Ended December 31, 2011	F-5

Consolidated Statements of Changes in Stockholders’ Equity for the Two Years Ended December 31, 2011	F-6

Consolidated Statements of Cash Flows for the Two Years Ended December 31, 2011	F-7 – F-8

Notes to Consolidated Financial Statements	F-9 – F-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Forex International Trading Corp.

We have audited the accompanying consolidated balance sheet of Forex International Trading Corp. and Subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forex International Trading Corp. as of December 31, 2011 and the consolidated results of its operations and its cash flows for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also audited the restatements as described in Note 3 that were applied to the Company’s consolidated balances sheet as of December 31, 2010 and the related consolidated statements of stockholders’ equity and cash flows for the year then ended.  In our opinion, such restatements are appropriate and have been properly applied.

/s/ Rosen Seymour Shapss Martin & Company LLP CERTIFIED PUBLIC ACCOUNTANTS New York, New York April 9, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Forex International Trading Corp.

We have audited, before the effects of the adjustments for the correction of the errors described in Note 3, the accompanying consolidated balance sheet of Forex International Trading Corp. as of December 31, 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2010.  The 2010 consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, except for the errors described in Note 3, the 2010 consolidated financial statements present fairly, in all material respects, the consolidated financial position of Forex International Trading Corp. as of December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments for the correction of the errors described in Note 3 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Rosen Seymour Shapss Martin & Company LLP.

/s/Eugene M Egeberg
Eugene M Egeberg
Certified Public Accountant

Baltimore, Maryland
April 5, 2012

FOREX INTERNATIONALTRADING CORP.
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010

	December 31,

	2011	2010
		(Restated)
ASSETS

Current assets :
Cash and cash equivalents	$411,656	$460,149
Accounts receivable	-	20,000
Note and short term receivables, net of allowance for credit losses of
$100,000 and $0 as of December 31, 2011 and 2010, respectively	1,319,900	423,148
Prepaid expenses and other current assets	10,655	3,236
Total current assets	1,742,211	906,533

Property and equipment, net	13,944	17,661

Investment in private company	-	8,700,000

Other assets	17,560	270,239

Total assets	$1,773,715	$9,894,433

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities :
Accounts payable and accrued expenses	$501,016	$186,541
Notes payable and accrued interest	1,142,492	1,208,800
Total current liabilities	1,643,508	1,395,341

Long-term liabilities:
Notes payable and accrued interest, net of debt discount of
$0 and $75,890 in 2011 and 2010, respectively	-	578,768

Total liabilities	1,643,508	1,974,109

Commitments and contingencies

Stockholders' equity:
Series A Preferred stock, $0.00001 par value, 20,000,000 and 0 shares authorized;
0 shares issued as of December 31, 2011 and 2010, respectively	-	-

Series B Preferred stock, $0.00001 par value, 20,000,000 and 0 shares authorized;
45,000 and 0 shares issued as of December 31, 2011 and 2010, respectively	-	-

Common stock - $0.00001 par value, 400,000,000 shares authorized; 34,248,585 and 63,586,666 shares issued and outstanding as of December 31, 2011
and 2010, respectively	343	636

Treasury stock at cost; 38,000 and 0 at December 31, 2011 and 2010, respectively	(11,059)	-
Additional paid-in capital	1,372,333	8,410,039
Accumulated deficit	(1,231,410)	(490,351)

Total stockholders' equity	130,207	7,920,324

Total liabilities and stockholders' equity	$1,773,715	$9,894,433

The accompanying notes are an integral part of these consolidated financial statements.

FOREX INTERNATIONALTRADING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
Two Years Ended December 31, 2011

	2011	2010

Revenue :
Income from foreign currency operations	$616	$128,281
Consulting and services	10,000	20,000
Total revenue	10,616	148,281

General and administrative expenses	1,527,321	515,717

Loss from operations	(1,516,705)	(367,436)

Other income (expense):
Gain on sale of investment in private	904,100	-
Interest expense, net of interest income of $36,844 and $0
in 2011 and 2010, respectively	(128,454)	(72,218)
Total other income (expense)	775,646	(72,218)

Loss before income taxes	(741,059)	(439,654)

Income tax expense	-	-

Net loss	$(741,059)	$(439,654)

Net loss per share:
Basic and diluted	$(0.02)	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	41,795,274	95,827,580

The accompanying notes are an integral part of these consolidated financial statements.

FOREX INTERNATIONALTRADING CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Two Years Ended December 31, 2011

	Series A		Series B				Treasury
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Stock at Cost
	Shares	Amount	Preferred Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total
Balances at December 31, 2009	-	$-	-	$-	80,000,000	$800	-	$-	$-	$(50,697)	$(49,897)

Stock issued in private placement, net of offering costs of $50,625	-	-	-	-	20,000,000	200	-	-	149,175	-	149,375
Restricted common shares issued to an executive	-	-	-	-	4,000,000	40	-	-	39,960	-	40,000
Restricted common shares issued to a consultant	-	-	-	-	120,000	1	-	-	1,199	-	1,200
Restricted common shares issued in investment of 44.5 % of Triple 8 Limited	-	-	-	-	25,000,000	250	-	-	7,499,750	-	7,500,000
Restricted common shares issued to acquire a 20% interest in Forex NYC	-	-	-	-	1,000,000	10	-	-	199,990	-	200,000
Return and cancellation of Medirad shares	-	-	-	-	(30,000,000)	(300)	-	-	-	-	(300)
Return and cancellation of Rasel LTD shares	-	-	-	-	(40,000,000)	(400)	-	-	-	-	(400)
Private placement shares issued	-	-	-	-	3,466,666	35	-	-	519,965	-	520,000
Net loss	-	-	-	-	-	-	-	-	-	(439,654)	(439,654)
Balances at December 31, 2010 - Restated	-	$-	-	$-	63,586,666	$636	-	$-	$8,410,039	$(490,351)	$7,920,324

Additional private placement shares issued	-	-	-	-	188,965	2	-	-	28,343	-	28,345
Restricted common shares issued for consulting services	-	-	-	-	10,000	-	-	-	2,000	-	2,000
Restricted common shares issued to ATL for certain draws on a note to pay certain expenses	-	-	-	-	324,234	3	-	-	71,733	-	71,736
Restricted common shares issued to investor relations firm	-	-	-	-	700,000	7	-	-	209,993	-	210,000
Mladen Poropat conversion of debt to common shares	-	-	-	-	2,500,000	25	-	-	199,975	-	200,000
Restricted common shares issued for commitment fee in investment	-	-	-	-	1,300,954	13	-	-	149,987	-	150,000
Issuance of Series A preferred shares to HAM pursuant to share exchange agreement to acquire an additional 5% of Triple 8 Limited	12,000	-	-	-		-	-	-	1,200,000	-	1,200,000
Issuance of Series A preferred shares to APH pursuant to share exchange agreement and cancellation of related common shares	100,000	1	-	-	(33,000,000)	(330)	-	-	329	-	-
Return and cancellation of common shares issued for Forex NYC	-	-	-	-	(1,000,000)	(10)	-	-	(199,990)	-	(200,000)
Repurchase of common shares on open market	-	-	-	-	(38,000)	-	38,000	(11,059)	-	-	(11,059)
Issuance of Series B preferred shares to ATL and in exchange cancellation of common shares as per settlement agreement	-	-	45,000	-	(324,234)	(3)	-	-	3	-	-
Annulment of 49.5 % investment in Triple 8 Limited	-	-	-	-	-	-	-	-	(7,499,750)	-	(7,499,750)
Cancellation of Series A preferred shares of HAM pursuant to Triple 8 settlement agreement	(12,000)	-	-	-	-	-	-	-	(1,200,000)	-	(1,200,000)
Cancellation of common stock Series A preferred shares issued to APH pursuant to Triple 8 Limited settlement agreement	(100,000)	(1)	-	-	-	-	-	-	(329)	-	(330)
Net loss	-	-	-	-	-	-	-	-	-	(741,059)	(741,059)
Balances at December 31, 2011	-	$-	45,000	$-	34,248,585	$343	38,000	$(11,059)	$1,372,333	$(1,231,410)	$130,207

The accompanying notes are an integral part of these consolidated financial statements.

FOREX INTERNATIONAL TRADING CORP.
STATEMENTS OF CASH FLOWS
 TWO YEARS ENDED DECEMBER 31, 2011

	2011	2010
		(Restated)
Cash Flows From Operating Activities:
Net loss	$(741,059)	$(439,654)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Loss on termination of lease	-	32,809
Loss on disposition of joint venture	-	35,512
Depreciation of property and equipment	5,232	10,717
Amortization of intangible assets	52,679	35,120
Amortization of debt discount	41,668	24,110
Bad debts	130,000	-
Gain on sale of disposition of interest in private company	(904,100)	-
Common stock issued to consultants for services rendered	362,000	1,200
Common stock issued to an executive	-	40,000
Changes in assets and liabilities:
Accounts receivable	(10,000)	(20,000)
Prepaid expenses and other current assets	(7,419)	(3,236)
Accrued interest on notes receivable	(36,657)	(23,148)
Accounts payable and accrued expenses	319,071	160,141
Accrued interest on notes payable	142,341	38,329

Net cash used in operating activities	(646,244)	(108,100)

Cash flows from investing activities:
Purchase of fixed assets	(1,515)	(20,455)
Issuance of a note receivable	(150,000)	-
Proceeds received from sale of interest in private company	731,980	-
Leasehold improvements	-	(40,732)

Net cash provided by (used in) investing activities	580,465	(61,187)

Cash flows from financing activities:
Issuance of common stock in private placement	28,345	720,000
Purchase of shares returned to treasury	(11,059)	-
Issuance of notes payable to affiliate party	-	50,000
Investment in joint venture	-	(35,512)
Investment in licensing and websites	-	(105,359)

Net cash provided by financing activities	17,286	629,129

Net (decrease) increase in cash and cash equivalents	(48,493)	459,842

Cash and cash equivalents, beginning of year	460,149	307

Cash and cash equivalents, end of year	$411,656	$460,149

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-

Income taxes	$-	$-

NON-CASH INVESTING ACTIVITIES:
Issuance of common stock in connection with investment
in private company	$-	$7,500,000
Issuance of note payable in connection with investment
in private company	$-	$1,200,000
Issuance of restricted shares	$-	$41,200
Issuance of convertible note	$-	$500,000
Receipt of secured note	$-	$400,000
Debt discount on issuance of convertible note	$-	$100,000
Restricted common shares issued to acquire a 20% interest in Forex NYC	$-	$200,000
Restricted common shares issued to ATL for certain draws on a note
to pay certain expenses	$71,736	$-
Issuance of Series A preferred shares issued to HAM pursuant to share exchange Convertible Preferred Share issued to HAM
to acquire an additional 5% of private company	$1,200,000	$-
Return and cancellation of common shares issued to FOREX NYC	$200,000	$-
Mladen Poropat conversion of debt to common shares	$200,000	$-
Issuance of Series B preferred shares to ATL in exchange for
cancellation of common shares as per settlement agreement	$159,495	$-
Cancellation of Series A convertible preferred shares issued to APH
pursuant to private company settlement agreement	$7,499,750	$-
Cancellation of Series A convertible preferred shares issued to HAM
pursuant to private company settlement agreement	$1,200,000	$-
Recording of short-term receivable as part of private company settlement	$1,269,000	$-
Issuance of a note payable to Cordelia as part of private company settlement	$1,000,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

FOREX INTERNATIONAL TRADING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 TWO YEARS ENDED DECEMBER 31, 2011

1.      Organization and Nature of Business

Forex International Trading Corp. (the “Company”) was incorporated on July 22, 2009 under the laws of the State of Nevada and is headquartered in Haifa, Israel.  On September 9, 2009 the Company filed Form S-1 Registration Statement to provide for the registration of securities under the Securities Act of 1933.  The Company’s principal business activities have been to engage in foreign currency market trading for non-US resident professionals and retail clients over its web-based trading systems.

2.      Summary of Significant Accounting Policies

Presentation and Basis of Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  These consolidated financial statements include the accounts of Forex International Trading Corp. and all of its consolidated subsidiaries (collectively the “Company”).  All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  Significant estimates include the useful lives of tangible and intangible assets, depreciation and amortization, allowances for doubtful accounts and loan losses, valuation of common and preferred stock issuances, and the valuation allowance on deferred tax assets.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

Notes and Short-Term Receivable

The note and short-term receivable are carried at cost, which approximates fair value.  The Company measures the impairment of loans based on its historical loan collection experience and existing economic conditions.  Impairment is recognized when management believes it is probable that payments will not be received on some portion of the loan, which is determined on an individual loan basis.  The Company evaluates loans for impairment on an annual basis or when there are indications that the loan may not be collected.  When management determines that a loan is impaired it is placed on non-accrual status, and an allowance for loan losses is established to recognize the estimated amount of impairment.  Payments received on non-accrual loans are generally applied to the outstanding principal balance.  Loans are removed from non-accrual status when management believes that the borrower will resume making the payments required by the loan agreement.

Property and Equipment

Property and equipment are stated at cost and the related depreciation is computed using the straight-line method over the estimated useful lives of the respective assets.  Expenditures for repairs and maintenance are charged to operations as incurred.  Renewals and betterments are capitalized.  Upon the sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized in the results of operations.

Leasehold improvements are amortized over the lesser of the estimated life of the asset or the lease term.

As required by GAAP for long-lived assets, the Company evaluates the fair value of its property and equipment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  Any impairment of value is recognized when the carrying amount of the asset exceeds its fair value.  There were no impairment losses during either of the years ended December 31, 2011 and 2010.

Fair value measurements

Financial instruments and certain non-financial assets and liabilities are measured at their fair value as determined based on the assets highest and best use.  GAAP has established a framework for measuring fair value that is based on a hierarchy which requires that the valuation technique used be based on the most objective inputs available for measuring a particular asset or liability.  There are three broad levels in the fair value hierarchy which describe the degree of objectivity of the inputs used to determine fair value.  The fair value hierarchy is set forth below:

Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

FOREX INTERNATIONAL TRADING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 TWO YEARS ENDED DECEMBER 31, 2011

Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement. They are based on best information available in the absence of level 1 and 2 inputs.

The carrying value of financial instruments, which include cash and cash equivalents, notes receivable, notes payable, and accrued expenses, approximate their fair values due to the short-term nature of these financial instruments.

Treasury Stock

Treasury stock is recorded at cost.  The re-issuance of treasury shares is accounted for on a first-in, first-out basis and any difference between the cost of treasury shares and the re-issuance proceeds are charged to additional paid-in capital.

Income Taxes

The Company accounts for income taxes using the liability method, which provides for an asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are recorded for future tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities, and measured using the current tax rates and laws that are expected to be in effect when the underlying assets or liabilities are anticipated to be recovered or settled.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount of tax benefits expected to be realized.

GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur.  Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that would likely be sustained under examination.

Revenue Recognition

Income from foreign currency operations is earned by referring potential customers to foreign exchange trading companies.  The Company’s websites identify potential customers with a short-term foreign exchange trading need.  Foreign exchange trading companies remit a percentage of their revenues to the Company in exchange for customer leads, which the Company recognizes when the exchange trading occurs.

The Company recognizes consulting fees when services have been rendered.

Share-Based Compensation

The Company calculates stock-based compensation expense including compensation expense for all share-based payment awards made to employees and directors including employee stock options, stock appreciation rights and restricted stock awards based on their estimated grant date fair values.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense on a straight-line basis over any required service period.  No such expenses were recognized during the year ended December 31, 2011 and $40,000 was recognized during the year ended December 31, 2010.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings (loss) per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or could otherwise cause the issuance of common stock, such as options, convertible notes and convertible preferred stock, were exercised or converted into common stock or could otherwise cause the issuance of common stock that then shared in earnings (loss).  Such potential additional common shares are included in the computation of diluted earnings per share.  Diluted loss per share is not computed because any potential additional common shares would reduce the reported loss per share and therefore have an antidilutive effect.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The future of the Company is dependent upon its ability to raise funds, generate revenues and upon future profitable operations from the development of new business opportunities.  The financial statements do not include any adjustments relating to the recoverability of the Company’s assets or the payment of its liabilities in the event the Company cannot continue in existence.

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year’s presentation.

FOREX INTERNATIONAL TRADING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 TWO YEARS ENDED DECEMBER 31, 2011

3.      Acquisition and Divestiture

Investment in Private Company—Triple 8

On November 17, 2010, the Company entered into a Share Exchange Agreement, which closed on December 30, 2010, to acquire 17,924 common shares, representing 44.9% of the issued and outstanding shares of Triple 8 Limited (“Triple 8”) from A.P. Holdings Limited (“APH”) (the “APH Agreement”).  In consideration for its purchase the Company issued 25,000,000 shares of common stock and a Note Payable (the “APH Note”) in the principal amount of $1,200,000, bearing interest at an annual rate of 6% and convertible into 6 million shares of common stock.  The APH Note was originally due on February 15, 2011.  Concurrently, certain shareholders agreed to surrender 70,000,000 shares of the Company’s common stock for cancellation to avoid diluting the ownership of the other existing shareholders.

Following the purchase of Triple 8 shares from APH, the Company entered into another Share Exchange Agreement to acquire 1,996 common shares, or 5% of the issued and outstanding common shares of Triple 8, from the H.A.M. Group Limited (“HAM”).  As a result, the Company’s ownership of Triple 8 increased to 49.9% of the issued and outstanding common shares.  As consideration for its purchase, the Company issued HAM 12,000 shares of Series A Preferred Stock and a 6% Convertible Debenture for $600,000, due June 30, 2011 (the “HAM Note”).  The Series A Preferred Stock has a stated value of $100 per share and is convertible into common stock at a conversion price of $0.30 per share, thus representing 4,000,000 shares of common stock of the Company.

The Company has defaulted on its note payable to APH and on its obligation under the HAM Note.  In order to avoid costly litigation and the potential detrimental impact of a judgment to the Company as a result of two defaults, the Company entered into an agreement to annul its purchases of Triple 8 stock.  As a part of the Annulment:

•
Triple 8 has agreed to pay the Company $2,001,000 (the “Triple Payments”) over time through November 2012.  If Triple 8 fails to make any of the payments for a period of 60 days, it must transfer the original number of its common shares (17,924) purchased back to the Company.  In addition, Triple 8 is not entitled to have any previous payments returned.

•
The Company issued a new $1,000,000 promissory note (the "CDOO Note") to an assignee of HAM and APH as consideration for the termination of the APH Note and the HAM Note, which were both in default.  The assignee has the ability to foreclose on all shares of Triple 8 held by the Company.  The CDOO note bears interest at an annual rate of ten percent (10%) and is due and payable in full on November 30, 2012.  In the event that Triple 8 fails to make the Triple Payments, then the amount payable under the CDOO Note is to be reduced by half of the amount of any missed payment.

•	APH and HAM have agreed to return all of their stock holdings to the Company for cancellation.

The Annulment closed on December 7, 2011, and the Company received its initial Triple Payment of $732,000 in cash at that time. Subsequently, the Company received Triple Payments of $73,214, $68,214 and $78,214 for the months of January, February and March 2012.

The Company initially accounted for its acquisition of Triple 8 using the acquisition method as prescribed by GAAP.  Under the acquisition method, the acquirer must recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their acquisition date fair values.  Although the Company acquired less than 50% of the ownership of Triple 8, the use of the acquisition method and the accounting treatment of Triple 8 was considered appropriate because the Company believed that it had acquired control of Triple 8.  The basis behind the determination that the Company acquired control of Triple 8 even though it owned a minority stake, was that an employee of the Company became the sole member of the Board of Triple 8’s operating subsidiary and continued to be in that role until June 2011.  In addition, the Company believed that Triple 8 was subject to consolidation under GAAP as a Variable Interest Entity.

However, in June 2011, Triple 8’s operating subsidiary’s management unilaterally removed the Company’s employee from its Board and asserted its control over business operations.  Since then, the Company has reevaluated its determinations that it had acquired control of Triple 8 and that Triple 8 was subject to consolidation as a Variable Interest Entity.  As a result, management has concluded that it never really had control and that the use of the acquisition method of accounting was not appropriate.  Upon reconsideration, management also has concluded that Triple 8 was not subject to consolidation as a Variable Interest Entity essentially because the Company had no equity investment at risk.  In coming to these conclusions, the Company considered the following:

1.
The fair value of the consideration paid in both of the Share Exchange Agreements is questionable.  The original consideration included the Company’s stock and notes payable.  Given that the fair value of the Company’s stock and the fair value of Triple 8 was difficult to determine and that the Company never made any cash payments for its obligations under the notes payable, there is a legitimate argument that no consideration was paid for the Triple 8 stock received under the Share Exchange Agreements.

a.
With respect to exchange value of the company’s stock, management takes into account that at the time of the Share Exchange Agreements the Company’s stock was not trading.  [Since then, the Company’s stock has been a thinly traded penny stock that has had a high level of price volatility with respect to what stock has been traded and has not been rated by any analysts.]

b.
With respect to value in use of the would-be acquiree, management takes into account that at the time of the Share Exchange Agreements Triple 8 was a newly formed entity in business for only 2 years.  Under the circumstances, any valuation of Triple 8 would be highly subjective.  A market or cost approach to valuing Triple 8 was not feasible and an income approach requires highly subjective estimates about future operations, profits, and cash flows.

c.	The Company’s failure to make debt payments and the continuing revisions indicate that the Company’s Notes Payable were of little value to Triple 8’s sellers.

FOREX INTERNATIONAL TRADING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 TWO YEARS ENDED DECEMBER 31, 2011

2.
The unilateral removal of the Company’s employee from the Triple 8 Board and Triple 8’s operating subsidiary management assertion of its control over business operations indicates the Company’s inability to control Triple 8.

These considerations have led the Company to conclude that the purchase of Triple 8 involved no consideration.  Furthermore, the Share Exchange Agreement transactions do not meet the conditions necessary to qualify as a business combination achieved without the transfer of consideration under GAAP.

The Company has also considered the use of the equity method and the cost method of accounting in connection with the Share Exchange Agreement transactions for the purchase of Triple 8.  Generally, GAAP requires that investments in common stock or in entities over which the investor can exercise significant influence, but not control, be accounted for using the equity method.  Otherwise, an investment should be accounted for at cost.  In addition, the Company believes that its investment in Triple 8 should be accounted for at cost because it did not have significant influence over the period from the closing of the APH Agreement through to date of the annulment agreement.  While the Company did not have significant influence over Triple 8 during that period, the counterparties to the annulment agreement acknowledged the Company’s investment by entering into the annulment agreement.  Therefore, these financial statements have been restated to present the investment in Triple 8 on a cost basis, with cost being determined by the market value of the Company’s stock paid and the stated value of the note payable issued under the APH Agreement.  The gain on settlement of Triple 8 is accounted for as other income in the 2011 statement of operations.

A restated and reclassified consolidated balance sheet as of December 31, 2010 along with a restated and reclassified consolidated statement of cash flows for the year then ended are presented below. The Company had no change to its 2010 statement of operations since the Share Exchange Agreement effectively closed on December 30, 2010.

FOREX INTERNATIONAL TRADING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 TWO YEARS ENDED DECEMBER 31, 2011

	As Previously Reported	Net Change	As Restated

ASSETS

Current assets :
Cash and cash equivalents	$3,078,339	$(2,618,190)	$460,149
Accounts receivable	-	20,000	20,000
Notes and short term receivables	473,146	(49,998)	423,148
Prepaid expenses and other current assets	188,075	(184,839)	3,236
Total current assets	3,739,560	(2,833,027)	906,533

Property and equipment, net	1,442,222	(1,424,561)	17,661

Goodwill	26,594,710	(26,594,710)	-

Investment in Triple 8 Limited	-	8,700,000	8,700,000

Other assets	346,755	(76,516)	270,239

Total assets	$32,123,247	$(22,228,814)	$9,894,433

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities :
Accounts payable and accrued expenses	$3,416,480	$(3,229,939)	$186,541
Notes payable and accrued interest, current portion	1,208,800	-	1,208,800
Total current liabilities	4,625,280	(3,229,939)	1,395,341

Long-term liabilities:
Notes payable and accrued interest, net of current portion	654,658	(75,890)	578,768
Other long-term liabilities	75,000	(75,000)	-

Total liabilities	5,354,938	(3,380,829)	1,974,109

Stockholders' equity:
Series A Preferred stock	-	-	-
Series B Preferred stock	-	-	-
Common stock	636	-	636
Non-controlling Interest	497,360	(497,360)	-
Treasury stock at cost	-	-	-
Additional paid-in capital	26,760,664	(18,350,625)	8,410,039
Accumulated deficit	(490,351)	-	(490,351)
Total stockholders' equity	26,768,309	(18,847,985)	7,920,324

Total liabilities and stockholders' equity	$32,123,247	$(22,228,814)	$9,894,433

FOREX INTERNATIONAL TRADING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 TWO YEARS ENDED DECEMBER 31, 2011

	As Previously Reported	Net Change	As Restated

Cash Flows From Operating Activities:
Net loss	$(439,654)	$-	$(439,654)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:		-
Loss on termination of lease	-	32,809	32,809
Loss on disposition of joint venture	-	35,512	35,512
Depreciation of property and equipment	105,458	(94,741)	10,717
Amortization of intangible assets	-	35,120	35,120
Amortization of debt discount	-	24,110	24,110
Common stock issued to consultants for services rendered	-	1,200	1,200
Common stock issued to an executive	-	40,000	40,000
Other adjustments	(158,566)	158,566	-
Changes in assets and liabilities:
Accounts receivable	(23,236)	3,236	(20,000)
Prepaid expenses and other current assets	-	(3,236)	(3,236)
Accrued interest on notes receivable	-	(23,148)	(23,148)
Accounts payable and accrued expenses	160,841	(700)	160,141
Accrued interest on notes payable	-	38,329	38,329

Net cash used in operating activities	(355,157)	247,057	(108,100)

Cash flows from investing activities:
Purchase of fixed assets	(20,097)	(358)	(20,455)
Cash received from investment in subsidiary	2,618,190	(2,618,190)
Acquisition of private company	(27,000,000)	27,000,000
Leasehold improvements	(40,732)	-	(40,732)

Net cash provided by (used in) investing activities	(24,442,639)	24,381,452	(61,187)

Cash flows from financing activities:
Issuance of common stock in private placement	441,200	278,800	720,000
Advance on issuance of common stock	520,000	(520,000)	-
Issuance of note payable in connection wih acquisition	1,200,000	(1,200,000)	-
Issuance of shares in connection with acquisition	25,800,000	(25,800,000)	-
Issuance of notes payable to affiliate party	54,159	(4,159)	50,000
Issuance of convertible notes to third-party	511,507	(511,507)	-
Consideration returned for return of shares	(700)	700	-
Investment in securied note	(411,047)	411,047	-
Investment in debt discount	(100,000)	100,000	-
Investment in project	(33,932)	33,932	-
Investment in joint venture	-	(35,512)	(35,512)
Investment in licensing and websites	(105,359)	-	(105,359)

Net cash provided by financing activities	27,875,828	(27,246,699)	629,129

Net (decrease) increase in cash and cash equivalents	3,078,032	(2,618,190)	459,842

Cash and cash equivalents, beginning of year	307	-	307

Cash and cash equivalents, end of year	$3,078,339	$(2,618,190)	$460,149

FOREX INTERNATIONAL TRADING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 TWO YEARS ENDED DECEMBER 31, 2011

4.      Notes and Short-term Receivables

At December 31, 2011 and 2010, notes and short-term receivables consisted of:

	December 31,
	2,011	2,010

Note receivable for annulment of Triple 8 acquisition	$1,269,000	$-	a.
Commercial note receivable, net of impairment	50,900	-	b.
Foreign company promissory note	-	423,148	c.

Total notes and short-term receivables	$1,319,900	$423,148

a.
In connection with the Triple 8 annulment agreement, the Company has a short term receivable of $1,269,000 which requires monthly payments of $68,914 in January 2012, $73,214 per month from February 2012 through October 2012, and a final payment of $541,860 in November 2012.  This receivable bears no interest and is the remaining portion, after the initial payment of $732,000, of the total $2,001,000 that Triple 8 agreed to pay the Company under the annulment of the share purchase agreements.

b.
Note receivable from Fortune Market Media Inc. (the “FTMK”), original principal of $150,000, interest at a 12% annual rate, maturing on February 13, 2012.  The Company established a reserve for loan losses of $100,000 in anticipation of a default.  The Company evaluated the loan impairment of the FTMK note based on relevant information about the ability of borrower to service its debt such as: current financial information, historical collections experience, credit documentation, public information and current economic trends.

c.
Promissory note receivable with an original principal amount of $400,000 due from a foreign corporation, A.T. Limited (the “ATL Note”), plus accrued interest of $23,148 at December 31, 2010.  This note had an annual interest rate of 12%.

The Company’s investment in impaired loans is as follows as of December 31, 2011 and 2010:

	2011	2010

Investment in impaired loans	$150,000	$-

Investment in impaired loans that have a
related allowance for credit losses	$150,000	$-

Investment in impaired loans that do not have a
related allowance for credit losses	$-	$-

Total allowance of credit losses on impaired loans	$100,000	$-

Total unpaid principal balance	$150,000	$-

The Company’s related interest income on these impaired loans is as follows:

	2011	2010

Average recorded investment in impaired loans	$150,000	$-

Related amount of interest income recognized
for the time the loans were impaired	$900	$-

Total reserve on accrued interest income	$900	$-

FOREX INTERNATIONAL TRADING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 TWO YEARS ENDED DECEMBER 31, 2011

5.      Property and Equipment, Net

Property and equipment consisted of the following as of December 31, 2011 and 2010:

	Estimated
	Useful
	Lives	2011	2010
Computers and equipment	3 years	$12,539	$11,025
Furniture	7 years	9,430	9,430
		21,969	20,455
Less: Accumulated depreciation		(8,025)	(2,794)
		$13,944	$17,661

Depreciation and amortization expense for the years ended December 31, 2011 and 2010 was $5,232 and $10,717, respectively.

6.      Other Assets

Other assets consisted of the following as of December 31, 2011 and 2010:

	2011	2010
Investment in FOREX NYC - 20% interest	$-	$200,000
White label licenses and websites	17,560	70,239
	$17,560	$270,239

Investment in FOREX NYC

On December 18, 2010, the Company acquired 20% of the issued and outstanding equity of Forex New York City, LLC (“Forex NYC”) in exchange for 1,000,000 shares of the Company’s common stock, then valued at $200,000.  On July 2011, the Company unwound its agreement with Forex NYC and the 1,000,000 shares were returned to the Company.

Websites development ,net

On April 19, 2010, the Company entered into a Software Licensing Agreement whereby the Company will license proprietary trading software (the “Software”) for the purpose of developing a Forex Trading Platform and introducing prospective clients (“End Users”).  In return, the Company received a newly created website, at cost of $105,359.  The costs of the website includes the vendor’s normal set-up fee plus payroll costs and consulting fees incurred by the Company relating to the development of internal use software.  The total $105,359 cost was capitalized and is being amortized over a 2 year life.  Amortization expense for the years ended December 31, 2011 and 2010 was $52,679 and $35,120, respectively.  The remaining amortization expense $17,560 will be recognized in 2012.

FOREX INTERNATIONAL TRADING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 TWO YEARS ENDED DECEMBER 31, 2011

7.      Notes Payable

At December 31, 2011 and 2010, notes payable and accrued interest consisted of:

	2011	2010

Current:
APH Note payable and accrued interest	$-	$1,208,800
Rasel Note payable and accrued interest	135,548	-
Cordelia Note payable and accrued interest	1,006,944	-

Total current notes payable and accrued interest	$1,142,492	$1,208,800

Long-term:
ATL Note payable and accrued interest	-	448,220
Rasel Note payable and accrued interest	-	130,548

Total long-term notes payable and accrued interest	$-	$578,768

A.P. Holdings Limited (“APH”)

Note payable (the “APH Note”) in consideration for the purchase of Triple 8, in the principal amount of $1,200,000, bearing interest at an annual rate of 6% and convertible into 6 million shares of common stock.  Originally due on February 15, 2011.

Rasel LTD - Convertible Notes Payable

On October 6, 2009 the Company signed a note payable for $25,000 to Rasel (an affiliated entity of Moshe Schnapp, a former director and officer of the Company in 2010) due on October 6, 2010 bearing interest at 4% per annum.  The proceeds were used to pay for half of an existing accounts payable for legal fees incurred at the Company’s inception.  On October 20, 2009 the Company signed a note payable for $50,000 payable to Rasel due on October 20, 2010 bearing interest at 4% per annum.  These proceeds were used to pay for startup costs, audit fees and future expenses.  On January 22, 2010 the Company signed a note payable for $50,000 payable to Rasel due on October 30, 2011 bearing interest at 4% per annum.  These proceeds were used for working capital and expenditures.  On January 22, 2010 the Company signed an amendment to extend the maturity date of the promissory notes in the amount of $25,000 and $50,000 dated October 6, 2009 and October 20, 2009, respectively, to October 30, 2011.  On March 2, 2011 the Company and Rasel agreed to extend the maturity of all notes to December 31, 2012 in consideration of adding a conversion feature to the notes with either a 5% discount to the market price or a fixed price of $0.60.  The extension of maturity was agreed to be effective as of December 30, 2010.

The balance of the notes as of December 31, 2011 and 2010 was $135,548 and $130,548, respectively, which includes accrued interest in the amounts of $10,548 and $5,548 at December 31, 2011 and 2010, respectively.

AT Limited – Convertible Note and Accrued Interest

On July 8, 2010, the Company issued a convertible promissory note to A.T. Limited (“ATL”) in the principal amount of $500,000 (the “Forex Note”).  The Forex Note bears interest at 10%, matures two years from the date of issuance and is convertible into the Company’s common stock, at ATL’s option, at a conversion price of $0.20 per share subject to adjustment.  On the 21st trading day following each conversion, the number of shares of common stock issuable to ATL pursuant to the Forex Note is to be adjusted such that the aggregate number of shares of common stock issuable to ATL is equal to the amount converted divided by 75% of the average of the three lowest closing bid prices during the 20 trading days following delivery of the shares of common stock upon the initial conversion.  Concurrent with the conversion of the Forex Note, ATL must make a payment to the Company reducing a pro rata amount owed to the Company under the ATL Note.  Based on a fixed conversion price of $0.20, the Forex Note in the aggregate amount of $500,000, excluding interest, is convertible into 2,500,000 shares of the Company’s common stock.  ATL has agreed to restrict their ability to convert the Forex Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

In efforts to reduce debt and cure defaults, on November 1, 2011, the Company and the indebted parties entered into a Settlement Agreement (the “Agreement”) whereby without admitting any wrong doing on either part, settling all previous agreements and resolved any existing disputes.  Under the terms of the Agreement, the Company agreed to issue ATL 45,000 shares of Series B Preferred Stock of the Company on a pro-rata basis.  The Series B Preferred Stock has a stated value of $100 per share and is convertible into the Company’s common stock at a conversion price of $0.30 per share representing.  Further, the Series B Preferred Stock votes on an as converted basis and carries standard anti-dilution rights.  The issuance will represent issuance for cash consideration of approximately $5.14 for each share of Series B Preferred Stock and the total debt amount will be recorded as equity.

FOREX INTERNATIONAL TRADING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 TWO YEARS ENDED DECEMBER 31, 2011

Following the issuance and delivery of the shares of Series B Preferred Stock to ATL, the Agreement resulted in the settlement of all debts, liabilities and obligations between the parties and that all balances between the Company and ATL will be offset, so no party has any balance with the other party.

The Company recognized a debt discount for the difference in the face value of a note issued and a note received from the same party. The original amount of the debt discount was $100,000 and was amortized over the life of the two year note until the November 1, 2011 settlement agreement. The amortization of the debt discount was $41,668 and $25,890 for 2011 and 2010, respectively, and was recorded as interest expense.

ATL’s note payable balance as of December 31, 2011 and 2010 was $0 and $448,220, which included accrued interest in the amount of $0 and $24,110, and debt discount of $0 and $75,890, respectively.

Cordelia (CDOO) note payable

As disclosed in Note 3, the Company entered into a settlement agreement to annul its purchase of Triple 8 stock and the Company issued a new promissory note to CDOO in the principal amount of $1,000,000.  The CDOO note bears interest at the rate of ten percent (10%) per annum and is due and payable in full on November 30, 2012.  The balance due at December 31, 2011 on the CDOO note is $1,006,944, which includes accrued interest in the amount of $6,944.

8.      Income Taxes

The Company has accumulated net operating losses, which can be used to offset future earnings.  Accordingly, no provision for income taxes is recorded in the consolidated financial statements. A deferred tax asset for the future benefits of net operating losses and other differences is offset by a 100% valuation allowance due to the uncertainty of the Company’s ability to utilize the losses. These net operating losses will expire in the years 2029 through 2031.

The Company had net operating loss carryforwards of approximately $1,030,000 at December 31, 2011.  These net operating loss carryforwards may be limited in accordance with Section 382 of the Internal Revenue Code of 1986, as amended, based on certain changes in ownership that have occurred and that could occur in the future.

The tax effects (computed at 40%) of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

		Current
		period
	2010	changes	2011
Deferrred tax assets:
Net operating loss carryforwards	$196,000	$215,000	$411,000
Loan receivable	-	56,000	56,000
Accounts payable and accrued expenses	-	39,000	39,000
Valuation allowance	(196,000)	(310,000)	(506,000)
Net deferred tax assets	$-	$-	$-

FOREX INTERNATIONAL TRADING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 TWO YEARS ENDED DECEMBER 31, 2011

A reconciliation of income benefit provided at the federal statutory rate of 34% to income tax benefit is as follows:

	2011	2010
Income tax benefit computed at federal statutory rate	34%	34%
State taxes, net of federal tax benefit	6%	6%
Valuation allowance	(40)%	(40)%
Effective tax rate	0%	0%

9.      Stockholders’ Equity

Authorized Shares

The Company has 400,000,000 authorized shares of its $0.00001 par value common stock and 20,000,000 shares of its $0.00001 par value Preferred Stock Series A and  Bas of December 31, 2011.

Common Shares

On March 26, 2010 the Company entered into agreement with Island Capital Management, LLC for the purpose of obtaining DTC Corporate Eligibility. The Company paid a consulting fee of $2,000 in cash and issued 120,000 shares of restricted common stock.  The Company received DTC eligibility in December 2010.

On April 23, 2010, the Company entered into an Employment Agreement (the “Agreement”) with Darren Dunckel (“Executive”) whereby the Company will employ Executive as its Chief Executive Officer for a term of two years (the “Term”).  Executive was granted a signing bonus consisting of 4,000,000 shares of common stock of the Company upon signing the Agreement. Mr. Dunckel sold/assigned 1,000,000 shares to a third party.

On May 4, 2010, the Company completed an equity offering in which 20,000,000 shares of par value common stock were sold for $0.01 per share for an aggregate raise of $200,000.  A total of 42 investors were solicited, all of which invested in the Company.

On December 18, 2010, the Company entered into a Securities Purchase Agreement with Forex NYC pursuant to which the Company acquired twenty percent (20%) of the issued and outstanding equity of Forex NYC (the “FNYC Interest”) on a fully diluted basis.  In consideration for the Forex NYC Interest, the Company issued and sold to Forex NYC 1,000,000 shares of common stock of the Company. In July 2011 the transaction was unwound and the shares were returned to the Company.

As part of a private placement issuance of 3,655,631 restricted shares to accredited investors, the Company issued in December 2010 3,466,666 shares and on January 5, 2011 the balance of 188,965 shares were issued. The aggregate purchase price amounted to $548,345.  The shares of common stock were offered and sold to the investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act.   On January 17, 2011, the Company issued to Core Consulting Group700,000  restricted common shares as part of the Company consideration under a consulting agreement. Core served as the Company’s Investor relations firm. The amount charged to consulting fees was $210,000.

On January 27, 2011, the Company issued 324,234 shares to ATL for certain draws on a note to pay expenses in the amount of $71,736.  The note payable balance to ATL was reduced by the amount of those expenses. The Company did not deliver the shares to ATL (“Undelivered Shares”).

On March 28, 2011 the Company issued to a consultant 10,000 restricted shares as part of the Company consideration under a consulting agreement. The amount charged to consulting fees was $10,000.

On April 5, 2011, the Company and, a shareholder of the Company, entered into an agreement whereby the parties agreed that a $200,000 6% Convertible note payable of the Company which had been assigned to said shareholder and was now in default by the Company would be satisfied by the issuance of 2,500,000 shares of common stock to the shareholder.

On June 29, 2011, pursuant to the terms of, and in consideration for Centurion entering into, the Investment Agreement, the Company issued 1,214,224 shares of Common Stock to Centurion as a commitment fee in connection with the Investment Agreement (the "Commitment Shares") and 86,730 shares of the Common Stock representing fees incurred by Centurion in connection with the Investment Agreement (the "Fee Shares"), in each case based upon a deemed valuation per share equal to 100% of the volume-weighted average price of the Company's Common Stock for the 5 trading days immediately preceding the date of the Investment Agreement.

FOREX INTERNATIONAL TRADING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 TWO YEARS ENDED DECEMBER 31, 2011

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

Treasury Stock

On April 25, 2011, the Company issued a press release announcing that its Board of Directors approved a share repurchase program.  Under the program, the Company is authorized to purchase up to 1,000,000 of its shares of common stock in open market transactions at the discretion of management.  All stock repurchases will be subject to the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended and other rules that govern such purchases.  As of December 31, 2011, the Company repurchased 38,000 of its common shares in the open market, which were returned to treasury.

Series A Preferred Shares (cancelled at year-end)

The Series A Preferred Stock was issued as a part of the Share Exchange Agreements relating to the Triple 8 purchase and had a stated value of $100 per share and was convertible into the Company’s common stock at a conversion price of $0.30 per share representing 4,000,000 shares of common stock.  The Series A Preferred Stock voted on an as-converted basis multiplied by three and carries standard anti-dilution rights.  The Series A Preferred Stock did not carry preferential liquidation rights.  As part of the annulment of the Triple 8 Share Exchange Agreements share all of the outstanding Series A Preferred shares were returned to the Company and the stock has been canceled.

Series B Preferred Shares

On November 1, 2011, the Company and certain creditors entered into a Settlement Agreement (the "Agreement") whereby without admitting any wrongdoing on either part, the parties settled all previous agreements and resolved any existing disputes.  Under the terms of the Agreement, the Company agreed to issue the creditors 45,000 shares of Series B Preferred Stock of the Company on a pro-rata basis.  Following the issuance and delivery of the shares of Series B Preferred Stock to said creditors, as well as surrendering the undelivered shares, the Agreement resulted in the settlement of all debts, liabilities and obligations between the parties.

The Series B Preferred Stock has a stated value of $100 per share and is convertible into the Company’s common stock at a conversion price of $0.30 per share representing 15,000,000 common shares. Furthermore, the Series B Preferred Stock votes on an as converted basis and carries standard anti-dilution rights.

10.      Related Parties

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the party in making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences.

On April 23, 2010, the Company issued 4,000,000 shares of common stock to its former Chief Executive Officer in conjunction with his April 2010 employment agreement.

In conjunction with their respective director agreements with the Company, in July and August 2010 the Company agreed to issue William Glass, and Stewart Reich shares of restricted common stock of the Company registered on a Form S-8 Registration Statement equal to $6,000 divided by the Company’s market price discounted by 25% on an annual basis at the commencement of each term. On March 7, 2011, Mr. Glass and Mr. Reich each had their agreements with the Company modified to receive restricted shares of common stock of the Company equal to $12,000 divided by the Company’s market price discounted by 25%. Mr. Glass and Mr. Reich resigned as Directors of the Company as of November 15, 2011.  As of March 31, 2012, no Company shares had been delivered.

On January 18, 2011, Mrs. Liat Franco was appointed by the Company to serve as the Secretary of the Company.  For her services during her term as Secretary, the Company is to issue Ms. Franco 15,000 shares of common stock of the Company, which will have a restrictive legend under the Securities Act of 1933, as amended.  In the event Ms. Franco’s employment agreement is extended, then the number of shares of common stock will be determined by dividing $6,000 by the market price on the first trading day of the term.  On November 15, 2011, Liat Franco was appointed by the Company to serve as the Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a director of the Company.  The Board of Directors elected to appoint Ms. Franco, who is an attorney licensed in the United States and Israel, as an executive officer and director to handle the Triple 8 settlement agreement.  As of March 31, 2012, no Company shares had been delivered.

Effective January 2, 2012, Erik Klinger was appointed by the Company to serve as the Chief Financial Officer, on a part-time basis, and a Director of the Company.  A company controlled by Mr. Klinger receives a monthly fee of $3,500 for his services.

As of December 31, 2011, the Company owed Ms. Franco $50,000, a company controlled by Mr. Klinger $6,500, and the former CEO $17,409 in compensation, and accrued directors’ fees of $15,321, $15,321 and $4,159 to Ms. Franco, Mr. Glass, and Mr. Reich, respectively (recorded in accounts payable and accrued expenses) and will be settled in cash.

FOREX INTERNATIONAL TRADING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 TWO YEARS ENDED DECEMBER 31, 2011

11.      Commitments and Contingencies

Lease Agreement

The Company’s headquarters is located in Haifa, Israel.  The Company is not charged any rent to use this facility since the amount is immaterial.

During 2011 and 2010, the Company had also paid rent for space in California and New York.  The Company leased two virtual offices in Las Vegas, Nevada, and in Dallas, Texas, paying about $250 per month for each virtual office.

The Company had no future minimum payments on lease obligations as of December 31, 2011.

Rent expense for the years ended December 31, 2011 and 2010 was $42,333 and $73,525, respectively.

Legal Proceedings

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business.  There is currently no litigation that management believes will have a material impact on the financial position of the Company.

On or about June 13, 2011 the Company initiated a complaint against an individual and website for defamation, intentional interference with prospective economic advantage, negligent and violations of business and professions codes.  The Complaint was filled with the Superior Court of the State of California - County of San Diego.  On August 22, 2011, the defendants filed a notice of motion to strike the complaint under the anti-slapp statute.  On September 14, 2011, a request for dismissal, without prejudice was submitted to the court by the Company.

On January 20, 2012 the defendants’ motion was heard by the court and the judge ruled in favor of the defendant and awarded attorney fees and court costs in the amount of $21,462, which was recorded in accounts payable and accrued expenses.  The Company has retained an attorney and has filed a motion to vacate the judgment.

12.      Per Share Information

Loss per share

Basic loss per share of common stock is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding.  Diluted loss per share of common stock (“Diluted EPS”) is computed by dividing the net loss by the weighted-average number of shares of common stock, and dilutive common stock equivalents and convertible securities then outstanding.  At December 31, 2011 and 2010, there were 15,217,578 and 8,544,000, respectively, of potentially dilutive common stock equivalents outstanding.  The 15,217,758 potentially dilutive common stock equivalents at December 31, 2011 arise from the issuance on December 7, 2011 of 45,000 Series B Preferred Shares convertible into 15 million shares and the issuance of the Rasel note convertible into 217,578 shares.  The 8,544,000 potentially dilutive common stock equivalents at December 31, 2010 arise from the issuance of the APH and ATL notes convertible into 6,044,000 and 2.5 million shares, respectively. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share.

13.      Subsequent Events

On February 13, 2012, Direct JV Investments Inc, a wholly-owned subsidiary of the Company, entered into a Joint Venture Agreement  with Vulcan Oil & Gas Inc. (“Vulcan”), whereby the Company will from time to time provide financing to certain Vulcan alternative, green and solar energy projects (the “Projects”) with the goal of sharing in any rebates awarded by the government on any of the Projects.  For all Projects in the U.S. residential market, profits and losses from each of the Projects will be allocated at the conclusion of each fiscal year at a ratio of 60% to Vulcan and 40% to the Company.  For all other projects, the profit and loss allocation will be determined on a case by case basis.  There is no guarantee that the Projects will generate any revenues.

On or about June 13, 2011 the Company initiated a complaint against an individual and website for defamation, intentional interference with prospective economic advantage, negligent and violations of business and professions code. The Complaint was filled with the Superior Court of the State of California - County of San Diego.  On August 22, 2011, the defendants filed a notice of motion to strike the complaint under the anti-slapp statute. On September 14, 2011, a request for dismissal, without prejudice was submitted to the court by the Company.

On January 20, 2012 the defendant’s motion was heard by the court and the judge ruled in favor of the defendant and awarded attorney fees and court costs in the amount of $21,462.  The Company has retained an attorney and has filed a motion to vacate the judgment.