Form 10-Q
period 2012-03-31
Forex International Trading Corp.
filed 2012-05-14
CIK 1471781

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commissions file number: 000-54530

FOREX INTERNATIONAL TRADING CORP.
(Exact name of registrant as specified in its charter)

Nevada	27-0603137
State or other jurisdiction of	I.R.S. Employer Identification Number
incorporation or organization

2506 Campbell Place, Kensington MD 20895-3131
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

Large accelerated filer ☐	Accelerated filer ☐

Non accelerated filer ☐  (Do not check if a smaller reporting company)  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.00001 par value	34,248,585
(Class)	(Outstanding at May 9, 2012)

FOREX INTERNATIONAL TRADING CORP.

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

PART I.	Financial Information

Item 1.	Financial Statements

FOREX INTERNATIONAL TRADING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$36,104	$411,656
Note and short term receivables, net of allowance for credit losses of
$100,000 as of March 31, 2012 and December 31, 2011	1,120,480	1,319,900
Accounts receivable and prepaid expenses	13,499	10,655
Total current assets	1,170,083	1,742,211

Property and equipment, net	12,562	13,944

Other assets	12,390	17,560

Total assets	$1,195,035	$1,773,715

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$330,054	$501,016
Notes payable and accrued interest	864,177	1,142,492
Total current liabilities	1,194,231	1,643,508

Total liabilities	1,194,231	1,643,508

Contingencies

Stockholders' equity:
Series A Preferred stock, $0.00001 par value, 20,000,000 shares authorized;
0 shares issued as of March 31, 2012 and December 31, 2011	-	-

Series B Preferred stock, $0.00001 par value, 20,000,000 shares authorized;
45,000 shares issued as of March 31, 2012 and December 31, 2011	-	-

Common stock - $0.00001 par value, 400,000,000 shares authorized; 34,248,585
issued and outstanding as of March 31, 2012 and December 31, 2011	343	343

Treasury stock at cost; 38,000 shares as of March 31, 2012 and December 31, 2011	(11,059)	(11,059)
Additional paid-in capital	1,372,333	1,372,333
Accumulated deficit	(1,360,813)	(1,231,410)

Total stockholders' equity	804	130,207

Total liabilities and stockholders' equity	$1,195,035	$1,773,715

The accompanying notes are an integral part of these condensed consolidated financial statements

FOREX INTERNATIONAL TRADING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31,

	2012	2011
		(Restated)

Revenues:
Income from foreign currency operations	$7,106	$616
Total revenues	7,106	616

General and administrative expenses	115,047	468,105

Loss from operations	(107,941)	(467,489)

Other income (expenses):
Interest expense, net of interest income of $222 and $21,406
in 2012 and 2011, respectively	(21,462)	(10,344)
Total other income (expenses)	(21,462)	(10,344)

Loss before income taxes	(129,403)	(477,833)

Income tax expense	-	-

Net loss	$(129,403)	$(477,833)

Net loss per share:
Basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	34,248,585	64,609,492

The accompanying notes are an integral part of these condensed consolidated financial statements

FOREX INTERNATIONAL TRADING CORP.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31,

	2012	2011
		( Restated )
Cash flows from operating activities:
Net loss	$(129,403)	$(477,833)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation of property and equipment	1,382	698
Amortization of intangible assets	13,170	-
Common shares issued to consultants for services	-	212,000
Changes in assets and liabilities:
Accrued interest on notes receivable	(222)	(21,403)
Accounts receivable and prepaid expenses	(2,844)	-
Accounts payable and accrued expenses	(170,962)	(65,965)
Accrued interest on notes payable	21,685	31,750

Net cash used in operating activities	(267,194)	(320,753)

Cash flows from investing activities:
Investment in joint venture	(8,000)	-
Issuance of a note receivable	(15,000)	-
Issuance of a short-term receivable	-	(150,000)
Collection of short-term receivables	214,642	-

Net cash provided by (used in ) investing activities	191,642	(150,000)

Cash flows from financing activities:
Repayments of notes payable	(300,000)	-
Issuance of common stock in private placement	-	28,345

Net cash (used in ) provided by financing activities	(300,000)	28,345

Net (decrease) in cash and cash equivalents	(375,552)	(442,408)

Cash and cash equivalents, beginning of period	411,656	460,149

Cash and cash equivalents, end of period	$36,104	$17,741

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Restricted common shares issued to AT Limited for certain draws
on a note to pay certain expenses	$-	$71,736

The accompanying notes are an integral part of these condensed consolidated financial statements

FOREX INTERNATIONAL TRADING CORP.
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS (UNAUDITED)

1.      Organization and Nature of Business

Forex International Trading Corp. (the “Company”) was incorporated on July 22, 2009 under the laws of the State of Nevada and is headquartered in Kensington, Maryland.  On September 9, 2009 the Company filed Form S-1 Registration Statement to provide for the registration of securities under the Securities Act of 1933.  The Company’s principal business activities have been to engage in foreign currency market trading for non-US resident professionals and retail clients over its web-based trading systems.  In addition, the Company is analyzing investments in joint ventures and is selectively pursuing acquisitions.

2.      Summary of Significant Accounting Policies

Presentation and Basis of Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of Forex International Trading Corp. and its consolidated subsidiaries (“Forex” or the Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and reports and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X for scaled disclosures for smaller reporting companies. Accordingly, they do not include all, or include a condensed version of, the information and footnotes required by U.S. GAAP for complete financial statements. The Company believes, however, that the disclosures are adequate to make the information presented not misleading. The Company’s condensed consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations of the Company for the periods shown. Results shown for the interim periods are no necessarily indicative of the results to be obtained for a full fiscal year or for any future period. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the condensed financial statements. Actual results might differ from management’s estimates.

The consolidated balance sheet information as of December 31, 2011 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with Securities and Exchange Commission (“SEC”) for the fiscal year ended December 31, 2011, These interim condensed consolidated financial statements should be read in conjunction with the Company’s most recently audited financial statements and the notes thereto in such above referenced Annual Report on Form 10-K.

All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  Significant estimates include the useful lives of tangible and intangible assets, depreciation and amortization, allowances for doubtful accounts and loan losses, valuation of common and preferred stock issuances, and the valuation allowance on deferred tax assets.  Actual results could differ from those estimates.

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

As required by U.S. GAAP for long-lived assets, the Company evaluates the fair value of its property and equipment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  Any impairment of value is recognized when the carrying amount of the asset exceeds its fair value.  There were no impairment losses for three months ended March 31, 2012 and 2011.

Treasury Stock

Treasury stock is recorded at cost.  The re-issuance of treasury shares is accounted for on a first in, first-out basis and any difference between the cost of treasury shares and the re-issuance proceeds are charged to additional paid-in capital.

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

U.S. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur.  Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that would likely be sustained under examination.  The Company had no uncertain tax positions in 2012 or 2011.

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

Share-Based Compensation

The Company calculates stock-based compensation expense including compensation expense for all share-based payment awards made to employees and directors including employee stock options, stock appreciation rights and restricted stock awards based on their estimated grant date fair values.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense on a straight-line basis over any required service period.  No such expenses were recognized for the three months ended March 31, 2012 and 2011.

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

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated condensed financial statements to conform to the current year’s presentation.

3.      Acquisition and Divestiture/Restatements

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

The Company defaulted on its note payable to APH and on its obligation under the HAM Note.  In order to avoid costly litigation and the potential detrimental impact of a judgment against the Company, as a result of two defaults, the Company entered into an agreement to annul its purchases of its ownership interest in Triple 8.  As a part of the Annulment:

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

The Annulment closed on December 7, 2011, and the Company received its initial Triple Payment of $732,000 in cash at that time. Subsequently, the Company received Triple Payments in the aggregate amount of $214,642 for the months of January, February and March 2012 per the terms of the agreement.

The Company initially accounted for its acquisition of Triple 8 using the acquisition method as prescribed by U.S. GAAP.  Under the acquisition method, the acquirer must recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their acquisition date fair values.  Although the Company acquired less than 50% of the ownership of Triple 8, the use of the acquisition method and the accounting treatment of Triple 8 were considered appropriate because the Company believed that it had acquired control of Triple 8.  The basis behind the determination that the Company acquired control of Triple 8 even though it owned a minority stake, was that an employee of the Company became the sole member of the Board of Triple 8’s operating subsidiary and continued to be in that role until June 2011.  In addition, the Company believed that Triple 8 was subject to consolidation under U.S. GAAP as a Variable Interest Entity.

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

These considerations have led the Company to conclude that the purchase of Triple 8 involved no consideration.  Furthermore, the Share Exchange Agreement transactions do not meet the conditions necessary to qualify as a business combination achieved without the transfer of consideration under U.S. GAAP.

The Company has also considered the use of the equity method and the cost method of accounting in connection with the Share Exchange Agreement transactions for the purchase of Triple 8.  Generally, U.S. GAAP requires that investments in common stock or in entities over which the investor can exercise significant influence, but not control, be accounted for using the equity method.  Otherwise, an investment should be accounted for at cost.  In addition, the Company believes that its investment in Triple 8 should be accounted for at cost because it did not have significant influence over the period from the closing of the APH Agreement through to date of the annulment agreement.  While the Company did not have significant influence over Triple 8 during that period, the counterparties to the annulment agreement acknowledged the Company’s investment by entering into the annulment agreement.  Therefore, these financial statements have been restated to present the investment in Triple 8 on a cost basis, with cost being determined by the market value of the Company’s stock paid and the stated value of the note payable issued under the APH Agreement.

Presented below are restatements of the statement of operations, and statement of cash flows for the three months ended March 31, 2011 to reflect the deconsolidation of Triple 8 and also a restatement for shares issued for services of $210,000 that had been previously been capitalized,.

	As Previously
	Reported	Net Change	As Restated

Revenue :
Income from foreign currency operations	$3,178,233	$(3,177,617)	$616
Consulting and services	14,232	(14,232)	-
Total revenue	3,192,465	(3,191,849)	616

Cost of goods sold	601,832	(601,832)	-

General and administrative expenses	2,616,906	(2,148,802)	468,105

Loss from operations	(26,273)	(441,215)	(467,489)

Minority interest	238,960	(238,960)	-

Other income (expense):
Interest expense, net of interest income	(139,404)	129,060	(10,344)
Total other income (expense)	(139,404)	129,060	(10,344)

Loss before income taxes	(404,637)	(73,196)	(477,833)

Income tax expense	(23,126)	23,126	-

Net loss	$(427,763)	$(50,070)	$(477,833)

Net loss per share:
Basic and diluted	$(0.01)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	63,826,663	782,829	64,609,492

	As Previously
	Reported	Net Change	As Restated
Cash flows from operating activities:
Net loss	$(427,763)	$(50,070)	$(477,833)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation of property and equipment	154,891	(154,193)	698
Minority interest in subsidiary	238,960	(238,960)	-
Common shares issued to consultants for services	212,000	-	212,000
Foreign currency adjustment	(71,876)	71,876	-
Changes in assets and liabilities:
Accounts receivable and prepaid expenses	(491,420)	491,420	-
Accrued interest on notes receivable	-	(21,403)	(21,403)
Accounts payable and accrued expenses	1,094,145	(1,160,110)	(65,965)
Accrued interest on note payable	31,750	-	31,750

Net cash provided by (used in) operating activities	740,686	(1,061,439)	(320,753)

Cash flows from investing activities:
Issuance of a short-term receivable	-	(150,000)	(150,000)
Purchase of fixed assets	(1,404,628)	1,404,628	-

Net cash provided by (used in) investing activities	(1,404,628)	1,254,628	(150,000)

Cash flows from financing activities:
Issuance of common stock in private placement	28,345	-	28,345
Issuance of shares to reduce a note payable	71,736	(71,736)	-

Net cash provided by (used in) financing activities	100,081	(71,736)	28,345

Net (decrease) increase in cash and cash equivalents	(563,862)	121,454	(442,408)
Cash and cash equivalents, beginning of period	3,078,339	(2,618,190)	460,149

Cash and cash equivalents, end of period	$2,514,478	$(2,496,737)	$17,741

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued interest on notes payable	$31,750	$(31,750)	$-
Accrued interest on notes receivable	$12,000	$(12,000)	$-
Restricted common shares issued to ATL for certain draws
on a note to pay certain expenses	$71,736	$-	$71,736
Issuance of shares for services	$212,000	$(212,000)	$-

4.      Notes and Short-term Receivables

At March 31, 2012 and December 31, 2011, notes and short-term receivables, including accrued interest, consist of:

	2012	2011
Note receivable for annulment of Triple 8 investment	$1,054,358	$1,269,000	a.
Commercial note receivable, net of allowance
of $100,000	50,900	50,900	b.
Note receivable - Apel Design	15,222	-	c.

Total notes and short-term receivables	$1,120,480	$1,319,900

a.
In connection with the Triple 8 annulment agreement, the Company has a short term receivable of $1,269,000 which requires monthly payments of $68,914 in January 2012, $73,214 per month from February 2012 through October 2012, and a final payment of $541,860 in November 2012.  This receivable bears no interest and is the remaining portion, after the initial payment of $732,000, of the total $2,001,000 that Triple 8 agreed to pay the Company under the annulment of the share purchase agreements.  For the three months ended March 31, 2012 the Company has received payments amounting to $214,642.

b.
Note receivable from Fortune Market Media Inc. (“FTMK”), original principal of $150,000, interest at a 12% annual rate, maturing on February 13, 2012.  FTMK has defaulted on the loan and the Company has established a reserve for loan losses of $100,000.  In April and May 2012, the Company collected $10,000 and $12,500 in two separate wires. The Company has evaluated the loan impairment of the FTMK note based on relevant information about the ability of borrower to service its debt such as: current financial information, historical collections experience, credit documentation, public information and current economic trends.

c.	Note receivable from Amit Apel Design, Inc. (“Apel Design”) original principal of $15,000, interest at a 12% annual rate, maturing on August 13, 2012. The note is secured by Apel Design’s inventory.

5.      Property and Equipment, Net

Property and equipment consisted of the following as of March 31, 2012 and December 31, 2011:

	Estimated
	Useful
	Lives	2012	2011
Computers and equipment	3 years	$12,539	$12,539
Furniture	7 years	9,430	9,430
		21,969	21,969
Less accumulated depreciation		9,407	8,025
		$12,562	$13,944

Depreciation expense was $1,382 and $698 for the three months ended March 31, 2012 and 2011, respectively.

6.      Other Assets

Other assets consist of the following as of March 31, 2012 and December 31, 2011:

	2012	2011

White label licenses and websites	$4,390	$17,560
Investment in joint venture	8,000	-
	$12,390	$17,560

Websites development, net

On April 19, 2010, the Company entered into a Software Licensing Agreement whereby the Company will license proprietary trading software (the “Software”) for the purpose of developing a Forex Trading Platform and introducing prospective clients (“End Users”).  In return, the Company received a newly created website, at cost of $105,359.  The costs of the website includes the vendor’s normal set-up fee plus payroll costs and consulting fees incurred by the Company relating to the development of internal use software.  The total $105,359 cost was capitalized and is being amortized over a 2-year life.  Amortization expense amounted to $13,170 and $0 for the three months ended March 31, 2012 and 2011, respectively.

Investment in Joint Venture

On February 13, 2012, Direct JV Investments Inc, a wholly-owned subsidiary of the Company (“Direct JV”), entered into a Joint Venture Agreement with Vulcan Oil & Gas Inc. (“Vulcan”), whereby the Company will from time to time provide financing to certain Vulcan alternative, green and solar energy projects (the “Projects”) with the goal of sharing in any rebates awarded by the government on any of the Projects.  For all the Projects in the U.S. residential market, profits and losses of each of the Projects will be allocated at the conclusion of each fiscal year at a ratio of 60% to Vulcan and 40% to the Company.  For all other projects, the profit and loss allocation will be determined on a case by case basis.  There is no guarantee that the Projects will generate any revenues. As of March 31, 2012 Direct JV advanced Vulcan $8,000 per the agreements on specific projects. The Projects had no income or loss for the three months ended March 31, 2012.

7.      Notes Payable

At March 31, 2012 and at December 31, 2011, notes payable and accrued interest consisted of:

	2012	2011
Rasel notes payable and accrued interest	$136,795	$135,548
Cordelia note payable and accrued interest	727,382	1,006,944

Total notes and short-term receivables	$864,177	$1,142,492

Rasel LTD - Convertible Notes Payable

On October 6, 2009 the Company signed a note payable for $25,000 to Rasel (an affiliated entity of Moshe Schnapp, a former director and officer of the Company in 2010) due on October 6, 2010 bearing interest at 4% per annum.  The proceeds were used to pay for half of existing accounts payable for legal fees incurred at the Company’s inception.  On October 20, 2009 the Company signed a note payable for $50,000 payable to Rasel due on October 20, 2010 bearing interest at 4% per annum.  These proceeds were used to pay for startup costs, audit fees and future expenses.  On January 22, 2010 the Company signed a note payable for $50,000 payable to Rasel due on October 30, 2011 bearing interest at 4% per annum.  These proceeds were used for working capital and expenditures.  On January 22, 2010 the Company signed an amendment to extend the maturity date of the promissory notes in the amount of $25,000 and $50,000 dated October 6, 2009 and October 20, 2009, respectively, to October 30, 2011.  On March 2, 2011 the Company and Rasel agreed to extend the maturity of all notes to December 31, 2012 in consideration of adding a conversion feature to the notes with either a 5% discount to the market price or a fixed price of $0.60.  The extension of maturity was effective as of December 30, 2010.

The balance of the notes as of March 31, 2012 and December 31, 2011was $136,795 and $135,548, respectively, which includes accrued interest in the amounts of $11,795 and $10,548 at March 31, 2012 and December 31, 2011, respectively.

Cordelia (CDOO) Note Payable

The Company entered into a settlement agreement to annul its purchase of Triple 8 stock and issued a new promissory note to CDOO in the principal amount of $1,000,000.  The CDOO note bears interest at the rate of ten percent (10%) per annum and is due and payable in full on November 30, 2012.  The balance due at March 31, 2012 on the CDOO note is $727,382, which includes accrued interest in the amount of $27,382.  The balance due as of December 31, 2011 on the CDOO note was $1,006,944, which included accrued interest in the amount of $6,944.

8.      Stockholders’ Equity

Authorized Shares

The Company has 400,000,000 authorized shares of its $0.00001 par value common stock and 20,000,000 shares of its $0.00001 par value Preferred Stock Series A and B as of March 31, 2012 and December 31, 2011.

Common Shares:

Three months ended March 31, 2011:

On January 17, 2011, the Company issued to Core Consulting Group 700,000 restricted shares for serving as the Company’s investor relations firm. The amount charged to consulting fees was $210,000.

On January 27, 2011, the Company issued 324,234 shares to ATL for certain draws on a note to pay expenses in the amount of $71,736.  The note payable balance to ATL was reduced by the amount of those expenses. The Company did not deliver the shares to ATL. Based on the Triple 8 settlement agreement, these shares have been surrendered back to the Company.

On March 28, 2011 the Company issued to a consultant 10,000 restricted shares as part of the Company’s consideration under a consulting agreement. The amount charged to consulting fees was $2,000.

There were no stock issuances for the three months ended March 31, 2012.

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

Treasury Stock

On April 25, 2011, the Company issued a press release announcing that its Board of Directors approved a share repurchase program.  Under the program, the Company is authorized to purchase up to 1,000,000 of its shares of common stock in open market transactions at the discretion of management.  All stock repurchases will be subject to the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended and other rules that govern such purchases.  As of March 31, 2012 and December 31, 2011, the Company had repurchased 38,000 of its common shares in the open market, which were returned to treasury.

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

9.      Related Parties

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

As of December 31 2011 the Company owed Ms. Franco $50,000, a company controlled by Mr. Klinger $6,500 and the former CEO $17,409. As of March 31, 2012 Ms. Franco was paid in full, and the Company owed the former CEO $2,409.  As of March 31, 2012 and December 31, 2011 the Company had accrued directors’ fees of $15,321, $15,321 and $4,159 to Ms. Franco, Mr. Glass, and Mr. Reich, respectively (recorded in accounts payable and accrued expenses) which will be settled in cash.

10.       Contingencies

Legal Proceedings

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business.  There is currently no litigation that management believes will have a material impact on the financial position of the Company.

On or about June 13, 2011 the Company initiated a complaint against an individual and website for defamation, intentional interference with prospective economic advantage, negligent and violations of business and professions codes.  The Complaint was filled with the Superior Court of the State of California - County of San Diego.  On August 22, 2011, the defendants filed a notice of motion to strike the complaint under the anti-slapp statute.  On September 14, 2011, the Company submitted a request for dismissal, without prejudice to the court.  On January 20, 2012 the court heard the defendants’ motion (where the Company failed to appear) and the judge ruled in favor of the defendant and awarded attorney fees and court costs in the amount of $21,462, which was recorded and is reflected in accounts payable and accrued expenses.  The Company has retained an attorney and has filed a motion to vacate the judgment.

11.      Per Share Information

Loss per share

Basic loss per share of common stock is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding.  Diluted loss per share of common stock (“Diluted EPS”) is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents and convertible securities then outstanding.  At March 31, 2012 and March 31, 2011 (restated), there were 15,217,578 and 8,761,578, respectively, of potentially dilutive common stock equivalents outstanding.  The potentially dilutive common stock equivalents at March 31, 2012 arise from the issuance on December 7, 2011 of 45,000 Series B Preferred Shares which are convertible into 15 million shares, and the issuance of the Rasel note which is convertible into 225,913 shares.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share.

12.      Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date of the accompanying condensed consolidated financial statements became available to be issued.

On April 23, 2012, Robert Morris Price was appointed by the Company to serve as the President, Chief Executive Officer, and Treasurer as well as Chairman of the Company.  Liat Franco resigned as an executive officer of the Company, but will continue on as Director of the Board and Secretary of the Company.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three months ended March 31, 2012. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2011 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

This section of the report should be read together with Notes of the Company consolidated financials. The consolidated statements of operations for the period ended March 30, 2012 and March 31, 2011 are compared (subject to the above description and the restatement of the financials for the period ended March 31, 2011 – as detailed in footnote 3 and in this report) in the sections below:

General Overview

On April 19, 2010, the Company entered into a Software Licensing Agreement with Triple 8 Limited (“Triple 8”), which is a currency trading platform, organized under the laws of Cyprus whereby the Company licensed Triple 8’s proprietary trading software (the “Software”) for the purpose of developing a Forex Trading Platform and introducing prospective clients (“End Users”).  Triple 8 created a website for the Company under the domain www.4xint.com which is blocked for US and Canadian clients. The Company maintains a corporate website under the domain www.forex-international-trading.com.

Triple 8 Investments and Settlement

On November 17, 2010, we entered into a Share Exchange Agreement (the transaction was effectively closed on December 30, 2010) to acquire 17,924 common shares, representing 44.9% of the issued and outstanding shares of Triple 8 Limited (“Triple 8”) from A.P. Holdings Limited (“APH”) (the “APH Agreement”).  In consideration for its purchase, Forex issued 25,000,000 shares of common stock and a Note Payable (the “APH Note”) in the principal amount of $1,200,000, bearing interest at an annual rate of 6% and was convertible into 6 million shares of common stock.  The APH Note was originally due on February 15, 2011.  Concurrently, certain shareholders of Forex agreed to surrender 70,000,000 shares of the Company’s common stock for cancellation to avoid diluting the ownership of other existing shareholders.

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

The Company defaulted on its note payable to APH and on its obligation under the HAM Note.  In order to avoid costly litigation and the potential detrimental impact of a judgment against the Company, as a result of two defaults, entered into an agreement to annul its purchases of its ownership interest in Triple 8.  As a part of the Annulment:

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

The Annulment closed on December 7, 2011, and the Company received its initial Triple Payment of $732,000 in cash at that time. Subsequently, the Company received Triple Payments in the aggregate amount of $214,642 for the months of January, February and March 2012 per the terms of the agreement.

Forex initially accounted for its acquisition of Triple 8 using the acquisition method as prescribed by U.S.   Under the acquisition method, the acquirer must recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their acquisition date fair values.  Although the Company acquired less than 50% of the ownership of Triple 8, the use of the acquisition method and the accounting treatment of Triple 8 were considered appropriate because Forex believed that it had both significant influences over the operations of Triple 8 as well as equity investment risk as the Triple 8’s primary beneficiary.  The basis behind the determination that Forex had acquired control of Triple 8 even though it owned a minority stake in Triple 8, was that an employee of the Company became the sole member of the Board of Triple 8’s operating subsidiary and continued to be in that role until late June 2011.  In addition, Forex believed that Triple 8 was subject to consolidation under U.S. GAAP as a Variable Interest Entity.

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

d.
With respect to exchange value of the Company’s stock, management takes into account that at the time of the Share Exchange Agreements the Company’s stock was not trading.  [Since then, the Company’s stock has been a thinly traded penny stock that has had a high level of price volatility with respect to what stock has been traded and has not been rated by any analysts.]

e.
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

f.	The Company’s failure to make debt payments and the continuing revisions indicate that the Company’s Notes Payable were of little value to Triple 8’s sellers.

2.
The unilateral removal of the Company’s employee from the Triple 8 Board and Triple 8’s operating subsidiary management assertion of its control over business operations indicates the Company’s inability to control Triple 8.

These considerations have led the Company to conclude that the purchase of Triple 8 involved no consideration.  Furthermore, the Share Exchange Agreement transactions do not meet the conditions necessary to qualify as a business combination achieved without the transfer of consideration under U.S. GAAP.

The Company has also considered the use of the equity method and the cost method of accounting in connection with the Share Exchange Agreement transactions for the purchase of Triple 8.  Generally, U.S. GAAP requires that investments in common stock or in entities over which the investor can exercise significant influence, but not control, be accounted for using the equity method.  Otherwise, an investment should be accounted for at cost. In addition, the Company believes that its investment in Triple 8 should be accounted for at cost during the period from the closing of the APH Agreement through to the date of the annulment agreement.  While the Company did not have significant influence over Triple 8 during that period, the counterparties to the annulment agreement acknowledged the Company’s investment by entering into the annulment agreement.  Therefore, these financial statements have been restated to present the investment in Triple 8 on a cost basis, as cost being determined by the market value of the Company’s stock paid and the stated value of the note payable issued under the APH Agreement.  The gain on settlement of Triple 8 is accounted for as other income in the 2011 statement of operations.

Three months ended March 31, 2012 and 2011 Results of Operations:

This section of the report should be read together with Notes of the Company’s consolidated financials as well as the disclosures in this filing.

The consolidated statements of operations for the three months ended March 31, 2012 and March 31, 2011 are compared (subject to the above description) in the sections below:

Revenues:
The following table summarizes our revenues for the three months ended March 31, 2012 and March 31, 2011:

Three months ended March 31,	2012	2011
Total revenues	$7,106	$616

The Company earned insignificant revenues in both periods.

Operating expenses:
The following table summarizes our operating expenses for the three months ended March 31, 2012 and March 31, 2011:

Three months ended March 31,	2012	2011
Total operating expenses	$115,407	$468,105

The Company had significant operating costs (including professional and consulting fees, compensation and travel costs) associated with the Company’s investment in Triple 8 for the three months ended 2011, as compared to the same period in 2012. In addition, the Company recorded lower advertising expense in the first quarter of 2012, and salaries were lower due to the departure of the former CEO.

Net interest income (expense):
The following table summarizes our net interest income for the three months ended March 31, 2012 and March 31, 2011:

Three months ended March 31,	2012	2011
Interest income	$222	$21,406
Interest expense	(21,684)	(31,750)
Net interest expense	$(21,462)	$(10,344)

On November 1, 2011, the Company swapped its existing convertible notes outstanding to Series B Preferred Stock.  The Series B Preferred Stock has a stated value of $100 per share and is convertible into our common stock at a conversion price of $0.30 per share representing 15,000,000 shares of common stock.  We anticipate that interest expense in fiscal 2012 should be lower as a result of exchanging the convertible debt for Preferred Shares.  In the first three months of 2011, the Company had a note receivable balance of approximately $400,000 and a note payable balance of approximately $500,000, which resulted in the Company having a higher (non-cash) interest income and interest expense, as compared to the first three months of 2012.

Liquidity and Capital Resources

Our cash and cash equivalents were $36,104 and $411,656 for the period ended March 31, 2012 and as of December 31, 2011, a decrease of $375,552.  The decrease in our cash and cash equivalents is primarily the result of the decrease in our accounts payable, our accrual expenses, and the restructuring and payoff of our debt and accrued interest, particularly the Cordellia note.

Cash flows used in operating activities for the three months ended March 31, 2012 and 2011 was $(267,194), and $(320,753), respectively. The Company had a larger loss for the three months ended March 31, 2011(which included $212,000 in non-cash expenditures for common shares issued to consultants for services), as compared to March 31, 2012, due to higher expenses related to the Company’s investment in Triple 8.

Cash flows provided by (used in) investing activities for the three months ended March 31, 2012 and 2011 was $191,642 and $(150,000), respectively. During the three months ended March 31, 2012, the Company collected $214,462 from the settlement of the Triple 8 investment and invested $8,000 in a joint venture in the solar industry. The Company issued short-term receivables of $15,000 and $150,000 for the three months ended March 31, 2012 and 2011, respectively.

Cash flows (used in) provided by financing activities for the three months ended March 31, 2012 and 2011 was $(300,000) and $28,345, respectively.  During the three months ended March 31, 2012, the Company paid $300,000 to reduce Cordellia note balance.  During the first quarter of 2011, the Company received $28,345 in proceeds from the private placement which began in December 2010.

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

We expect to use the proceeds to fund our short-term capital requirements including paying administrative expenses associated with maintaining our public company’s filings for the next 12 months.    In order to implement our business plan and pay various administrative expenses on a minimal basis for 12 months, we expect that we will need approximately $50,000 per month, minimum.   We expect to be able to remain in operation for a period of 12 months with cash on hand and/or cash from collecting receivables and/or other debts. We also expect to receive monthly collections from our settlement agreement with Triple 8 to support our operations in 2012. It is likely that the Company will have to raise additional capital in the next 12 months to continue operations. The required funds may not be available on acceptable terms, which would adversely affect the financial performance and continuing operation of the Company.

Until required for operations, Forex's policy will be to invest its cash reserves in bank deposits or deploy its cash in short term loans.  Forex expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors including the state of the worldwide economy and financial markets, which are outside Forex's control.

Debt Financing Arrangements

Rasel, LTD -
On October 6, 2009 the Company signed a Note Payable for $25,000 payable to Rasel due on October 6, 2010 at 4% per annum.   The proceeds were used to pay for half of an existing Accounts Payable for legal fees incurred at the Company’s inception. On October 20, 2009 the Company signed a Note Payable for $50,000 payable to Rasel due on October 20, 2010 at 4% per annum.  These proceeds were used to pay for startup costs, audit fees and future expenses. On January 22, 2010 the Company signed a Note Payable for $50,000 payable to Rasel due on October 30, 2011 at 4% per annum.  These proceeds will be used for working capital and future expenses. On January 22, 2010 the Company signed an amendment to extend the maturity date of the Promissory Notes in the amount of $50,000 and $25,000 dated October 6, 2009 and October 20, 2009, respectively, to October 30, 2011. On March 2, 2011 the Company and Rasel agreed to extend the maturity of all notes to December 31, 2012 in consideration of adding a conversion feature to said note with either a 5% discount to the market price or a fixed price of $0.60. The extension of maturity was agreed to be effective as of December 30, 2010,

The balance of the Rasel notes including interest as of March 31, 2012 is $136,795.

Cordellia d.o.o.:
In order to expedite the closing of the Triple 8 Annulment, the Company, A.P. Holdings (“APH")  H.A. M. Group Limited (“HAM“) and Cordellia d.o.o., a Croatian company ("CDOO"), third party which is not affiliated with the Company, entered into a Settlement and Foreclosure Agreement (the "Settlement Agreement"), whereby the Company provided CDOO, as the assignee of HAM and APH, with the ability to foreclose on all shares of Triple 8 held by the Company in consideration of the termination of the APH Note and the HAM Note, which were in default, and the issuance of a new promissory note in the name of CDOO in the principal amount of $1,000,000 (the "CDOO Note"). The CDOO note bears interest at the rate of ten percent (10%) per annum and is due and payable in full on November 30, 2012. In the event that Triple 8 fails to make the Triple Payments, then the amount payable under the CDOO Note shall be reduced by half of the amount of the missed payment.

The balance of the CDOO note including interest as of March 31, 2012 is $727,382.

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

As a smaller reporting company, without a viable business and material revenues, the Company does not have the resources to install a dedicated staff with deep expertise in all facets of SEC disclosure and U.S. GAAP compliance. As is the case with many smaller reporting companies, the Company will continue to work with its external auditors and attorneys as it relates to new accounting principles and changes to SEC disclosure requirements. The Company has found that this approach worked well in the past and believes it to be the most cost effective solution available for the foreseeable future.  The Company will conduct a review of existing sign-off and review procedures as well as document control protocols for critical accounting spreadsheets. The Company will also increase management's review of key financial documents and records.

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

Changes in Internal Control over Financial Reporting
Other than as set forth above, there were no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

 From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business.   There is currently no litigation that management believes will have a material impact on the financial position of the Company.

On or about June 13, 2011 the Company initiated a complaint against an individual and website for defamation, intentional interference with prospective economic advantage, negligent and violations of business and professions code. The Complaint was filled with the Superior Court of the State of California - County of San Diego.   On August 22, 2011, the defendants filed a notice of motion to strike the complaint under the anti-slapp statute. On September 14, 2011, the Company submitted a request for dismissal, without prejudice to the court.

On January 20, 2012 the court heard the defendant’s motion (the Company failed to appear) and the judge ruled in favor of the defendant as a default judgment and awarded attorney fees and court costs in the amount of $21,462.  The Company has retained an attorney and has filed a motion to vacate the judgment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Issuances of Unregistered Securities

Common Shares

On January 17, 2011, the Company issued to Core Consulting Group 700,000 restricted shares for serving as the Company’s investor relations firm. The amount charged to consulting fees was $210,000.

On January 27, 2011, the Company issued 324,234 shares to ATL for certain draws on a note to pay expenses in the amount of $71,736.  The note payable balance to ATL was reduced by the amount of those expenses. The Company did not deliver the shares to ATL. Based on the Triple 8 settlement agreement, these shares have been surrendered back to the Company.

On March 28, 2011 the Company issued to a consultant 10,000 restricted shares as part of the Company’s consideration under a consulting agreement. The amount charged to consulting fees was $2,000.

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

Series A Preferred Shares (cancelled as of December 2011)

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

On April 23, 2012, Robert Morris Price was appointed by the Company to serve as the President, Chief Executive Officer, and Treasurer as well as Chairman of the Company. Liat Franco resigned as an executive officer of the Company but will continue on as Director of the Board and Secretary of the Company. There is no understanding or arrangement between Mr. Price and any other person pursuant to which he was appointed as an executive officer and director. Mr. Price does not have any family relationship with any director, executive officer or person nominated or chosen by us to become a director or an executive officer. Mr. Price has not had direct or indirect material interest in any transaction or proposed transaction, in which the Company was or is a proposed participant, exceeding $120,000. Mr. Price has been involved in the private practice of law for the last 50 years and was admitted to the District of Columbia Bar in 1963, to the U.S. Supreme Court in 1967, and to Maryland and U.S. Court of Appeals, Fourth Circuit in 1976. Mr. Price received an AB from the University of South Carolina in 1959 and his law degree from the George Washington University in 1962.

There is no understanding or arrangement between Mr. Price and any other person pursuant to which he was appointed as an executive officer and director.  Mr. Price does not have any family relationship with any director, executive officer or person nominated or chosen by the Company to become a director or an executive officer.  Mr. Price has not had direct or indirect material interest in any transaction or proposed transaction, in which the Company was or is a proposed participant, exceeding $120,000.

Repurchase of Equity Securities by the Issuer

On April 25, 2011, the Company issued a press release announcing that its Board of Directors approved a share repurchase program.  Under the program, the Company is authorized to purchase up to 1,000,000 of its shares of common stock in open market transactions at the discretion of management.  All stock repurchases will be subject to the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended and other rules that govern such purchases.  As of March 31, 2012 and as of December 31, 2011, the Company repurchased 38,000 of its common shares in the open market, which were returned to treasury.

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

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation of Forex International Trading Corp. (6)
3.2	Bylaws of Forex International Trading Corp. (6)
3.3	Certificate of Designation for Series A Preferred Stock (14)
3.4	Certificate of Designation for Series B Preferred Stock
4.1	Convertible Promissory Note issued by the Company to ATL dated July 8, 2010 (3)
4.2	Secured and Collateralized Promissory Note issued by ATL to the Company dated July 8, 2010 (3)
4.3	Collateral and Security Agreement by and between Forex International Trading Group and ATL dated July 7, 2010 (3)
4.4	Promissory Note issued to Rasel Ltd. Dated October 6, 2009(7)
4.5	Promissory Note issued to Rasel Ltd. Dated October 20, 2009 (7)
4.6	Letter Agreement between Rasel Ltd. and Forex International Trading Corp. dated January 22, 2011 (8)
4.7	Letter Agreement by and between Forex International Trading Group and ATL dated November 8, 2010(9)
4.8	6% Convertible Note issued to APH (11)
4.9	6% Convertible Debenture issued to HAM dated April 5, 2011 (14)
4.10	Promissory Note dated November 30, 2011 issued to Cordellia d.o.o. in the amount of $1,000,000 (18)
10.1	Software Licensing Agreement dated April 12, 2010, by and between Forex International Trading Corp and Triple (1)
10.2	Employment Agreement dated April 23, 2010, by and between Forex International Trading Corp and Darren Dunckel (2)
10.3	Letter Agreement by and between Forex International Trading Corp. and Anita Atias, dated July 29, 2010 (4)
10.4	Letter Agreement by and between Forex International Trading Corp. and Stewart Reich, dated July 29, 2010 (4)
10.5	Letter Agreement by and between Forex International Trading Corp. and Mr. William Glass, dated August 6, 2010 (5)
10.6	Share Exchange Agreement by and between Forex International Trading Corp. and APH (10)
10.7	Letter Agreement by and between Forex International Trading Corp., APH, Medirad Inc. and Rasel Ltd. (11)
10.8	Letter Amendment by and between Forex International Trading Corp. and William Glass, dated March 4, 2011 (13)
10.9	Letter Amendment by and between Forex International Trading Corp. and Stewart Reich, dated March 4, 2011 (13)
10.10	Employment Agreement by and between Forex International Trading Corp. and Liat Franco, dated March 7, 2011 (13)
10.11	Agreement between Forex International Trading Corp. and APH dated April 5, 2011 (14)
10.12	Conversion Agreement between MP and Forex International Trading Corp. dated April 5, 2011 (14)
10.13	Share Exchange Agreement between Forex International Trading Corp. and dated April 5, 2011 (14)
10.14
Agreement to Unwind and Mutual Release dated as of July 11, 2011 by and between Forex International Trading Corp., Forex NYC and Wheatley Investment Agreement by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)

10.15	Registration Rights Agreement with Centurion by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)
10.16	Intentionally Left Blank
10.17	Settlement Agreement by and between Forex International Trading Corp., A.T. Limited, Watford Holding Inc. and James Bay Holdings, Inc. dated November 1, 2011 (17)
10.18	Settlement and Foreclosure Agreement between Forex International Trading Corp., AP Holdings Limited, H.A.M Group Limited and Cordellia d.o.o.(18)
10.19	Annulment of Share Purchase Agreement dated December 5, 2011 between Triple 8 Limited, AP Holdings Limited, H.A.M Group Limited and 888 Markets (Jersey) Limited (18)
10.20	Promissory Note issued to Forex International Trading Corp. dated December 13, 2011 (19)
10.21	Stock Pledge Agreement executed by Fortune Market Media Inc. dated December 13, 2011 (19)
21.1	List of Subsidiaries (20)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2010
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 28, 2010
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 13, 2010
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 3, 2010
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 9, 2010
(6)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 9, 2009.
(7)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on November 2, 2009.
(8)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on January 29, 2010.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 22, 2010
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 17, 2010
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2011
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 2, 2011
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 9, 2011
(14)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 6, 2011
(15)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 20, 2011
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 29, 2011
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 9, 2011
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 12, 2011
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 16, 2011
(20)	Incorporated by refenced to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 13, 2012

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

FOREX INTERNATIONAL TRADING CORP. (Registrant)

Date: May 14, 2012	By:	/s/ Robert Morris Price
Robert Morris Price
Chief Executive Officer, President,
Treasurer and Director
(Principal Executive
Officer)
	By:	/s/ Erik Klinger
Erik Klinger
Chief Financial Officer and Director

(Principal Financial Accounting and
Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/Robert Morris Price	Robert Morris Price	Director, CEO, President and Treasurer	May 14, 2012

/s/Liat Franco	Liat Franco	Director and Secretary	May 14, 2012

/s/ Erik Klinger	Erik Klinger	Director and CFO	May 14, 2012