Form 10-Q
period 2012-06-30
Forex International Trading Corp.
filed 2012-08-20
CIK 1471781

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Issuer's telephone number: 888-426-4780

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

Large accelerated filer ☐	Accelerated filer ☐
Non accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.00001 par value	34,248,585
(Class)	(Outstanding at August 20, 2012)

FOREX INTERNATIONAL TRADING CORP.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to “Forex,” “FXIT,” “the Company,” “we,” “us,” and “our” refer to Forex International Trading Corp.

Except for the historical information contained herein, some of the statements in this report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosures about Market Risk." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to our ability to successfully market our services to customers; our ability to generate customer demand for our services in our target markets; the development of our target markets and market opportunities; our ability to provide services at a competitive cost; market pricing for our services and for competing services; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under U.S. federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

PART I.	Financial Information

Item 1.	Financial Statements

FOREX INTERNATIONAL TRADING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,

	2012	2011
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$4,025	$411,656
Note and short term receivables, net of allowance for credit losses of
$0 and $100,000 as of June 30, 2012 and December 31, 2011	850,387	1,319,900
Accounts receivable and prepaid expenses	9,237	10,655
Total current assets	863,649	1,742,211

Property and equipment, net	11,180	13,944

Other assets	8,000	17,560

Total assets	$882,829	$1,773,715

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
Accounts payable and accrued expenses	$291,499	$501,016
Notes payable and accrued interest	627,407	1,142,492
Total current liabilities	918,906	1,643,508

Total liabilities	918,906	1,643,508

Contingencies

Stockholders' (deficit) equity:
Series A Preferred stock, $0.00001 par value, 20,000,000 shares authorized;
0 shares issued as of June 30, 2012 and December 31, 2011	-	-

Series B Preferred stock, $0.00001 par value, 20,000,000 shares authorized;
45,000 shares issued as of June 30, 2012 and December 31, 2011	-	-

Common stock - $0.00001 par value, 400,000,000 shares authorized; 34,248,585
issued and outstanding as of June 30, 2012 and December 31, 2011	343	343

Treasury stock at cost; 38,000 shares as of June 30, 2012 and December 31, 2011	(11,059)	(11,059)
Additional paid-in capital	1,372,333	1,372,333
Accumulated deficit	(1,397,694)	(1,231,410)

Total stockholders' (deficit) equity	(36,077)	130,207

Total liabilities and stockholders' (deficit) equity	$882,829	$1,773,715

The accompanying notes are an integral part of these condensed consolidated financial statements

FOREX INTERNATIONAL TRADING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30,

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
		(Restated)		(Restated)

Revenues:
Income from foreign currency operations	$-	$10,000	$7,106	$10,616
Total revenues	-	10,000	7,106	10,616

General and administrative expenses	122,923	414,350	237,970	882,455

Loss from operations	(122,923)	(404,350)	(230,864)	(871,839)

Other income (expenses):
Interest expense, net of interest income	(13,958)	(35,474)	(35,420)	(45,818)
Recovery of allowance for credit losses	100,000	-	100,000	-
Total other income (expenses)	86,042	(35,474)	64,580	(45,818)

Loss before income taxes	(36,881)	(439,824)	(166,284)	(917,657)

Income tax expense	-	-	-	-

Net loss	$(36,881)	$(439,824)	$(166,284)	$(917,657)

Net loss per share:
Basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average number of
common shares outstanding:
Basic and diluted	34,248,585	35,090,072	34,248,585	49,761,049

The accompanying notes are an integral part of these condensed consolidated  financial statements

FOREX INTERNATIONAL TRADING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30,

	2012	2011
		( Restated )
Cash flows from operating activities:
Net loss	$(166,284)	$(917,656)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Recovery of allowance for credit loss	(100,000)	-
Depreciation of property and equipment	2,764	2,511
Amortization of intangible assets	17,560	26,340
Amortization of debt discount	-	25,000
Common shares issued to consultants for services	-	362,000
Changes in assets and liabilities:
Accrued interest on notes receivable	229	(21,403)
Accounts receivable and prepaid expenses	1,418	(6,764)
Accounts payable and accrued expenses	(209,517)	177,204
Accrued interest on notes payable	(4,477)	54,723

Net cash used in operating activities	(458,307)	(298,045)

Cash flows from investing activities:
Investment in joint venture	(8,000)	-
Issuance of a note receivable	(15,000)	(150,000)
Collection of short-term and note receivables	584,284	-

Net cash provided by (used in ) investing activities	561,284	(150,000)

Cash flows from financing activities:
Issuance of common stock in private placement	-	28,345
Purchase of shares returned to treasury	-	(9,623)
Repayment of a note payable	(510,608)	-

Net cash (used in) provided by financing activities	(510,608)	18,722

Net decrease in cash and cash equivalents	(407,631)	(429,323)

Cash and cash equivalents, beginning of period	411,656	460,149

Cash and cash equivalents, end of period	$4,025	$30,826

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$43,482	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Restricted common shares issued to pay expenses	$71,736	$71,736
Note issued to fund acquisition of additional 5% interest in a
private company	$-	$600,000
Issuance of Series A preferred shares to acquire an
additional 5% in a private company	$-	$1,200,000
Conversion of debt to common shares	$-	$200,000
Cancellation of common shares issued to Forex NYC	$-	$200,000

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

2.      Summary of Significant Accounting Policies

Presentation and Basis of Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of Forex International Trading Corp. and its consolidated subsidiaries (“Forex” or the Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and reports and pursuant to the requirements for reporting on Form 10-Q under Regulation S-X. Accordingly, they do not include all, or include a condensed version of, the information and footnotes required by U.S. GAAP for complete financial statements. The Company believes, however, that the disclosures are adequate to make the information presented not misleading. The Company’s condensed consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations of the Company for the periods shown. Results shown for the interim periods are not necessarily indicative of the results to be obtained for a full fiscal year or for any future period. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the condensed financial statements. Actual results might differ from management’s estimates.

The consolidated balance sheet information as of December 31, 2011 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with Securities and Exchange Commission (“SEC”) for the fiscal year ended December 31, 2011. These interim condensed consolidated financial statements should be read in conjunction with the Company’s most recently audited financial statements and in the above referenced Annual Report on Form 10-K.

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

As required by U.S. GAAP for long-lived assets, the Company evaluates the fair value of its property and equipment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  Any impairment of value is recognized when the carrying amount of the asset exceeds its fair value.  There were no impairment losses for the three and six months ended June 30, 2012 and 2011.

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

U.S. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur.  Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that would likely be sustained under examination.  The Company had no uncertain tax positions for the six and three months ended June 30, 2012 and 2011.

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

Share-Based Compensation

The Company calculates stock-based compensation expense including compensation expense for all share-based payment awards made to employees and directors including employee stock options, stock appreciation rights and restricted stock awards based on their estimated grant date fair values.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense on a straight-line basis over any required service period.  No such expenses were recognized for the three and six months ended June 30, 2012 and 2011.

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

The Annulment closed on December 7, 2011, and the Company received its initial Triple Payment of $732,000 in cash at that time. Subsequently, the Company received Triple Payments in the aggregate amount of $434,284 for the six months ended June 30, 2012 per the terms of the agreement.

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

However, in June 2011, Triple 8’s operating subsidiary’s management unilaterally removed the Company’s employee from its Board and asserted its control over business operations.  Since then, the Company has reevaluated its determination that it had acquired control of Triple 8 and that Triple 8 was subject to consolidation as a Variable Interest Entity.  As a result, management has concluded that it never really had control and that the use of the acquisition method of accounting was not appropriate.  Upon reconsideration, management also has concluded that Triple 8 was not subject to consolidation as a Variable Interest Entity essentially because the Company had no equity investment at risk.  In coming to these conclusions, the Company considered the following:

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

These considerations have led the Company to conclude that the purchase of Triple 8 involved no real consideration.  Furthermore, the Share Exchange Agreement transactions do not meet the conditions necessary to qualify as a business combination achieved without the transfer of consideration under U.S. GAAP.

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

Presented below are restatements of the statement of operations for the three and six months ended June 30, 2011 and statements of cash flows for the six months ended June 30, 2011 to reflect the deconsolidation of Triple 8, a restatement for shares issued for services of $360,000 that had been previously been capitalized and correction of the weighted average common shares outstanding.

	Three months ended June 30,2011			Six months ended June 30,2011
	As Previously			As Previously
	Reported	Net Change	As Restated	Reported	Net Change	As Restated
Revenues:
Income from foreign currency operations	$3,865,455	$(3,865,455)	$-	$7,043,688	$(7,043,688)	$-
Consulting and services	65,061	(55,061)	10,000	79,293	5,629,598	10,616
	3,930,516	(3,920,516)	10,000	7,122,981	(1,414,090)	10,616
Cost of revenues	891,551	(891,551)	-	1,493,383	(1,493,383)	-
	3,038,965	(3,028,965)	10,000	5,629,598	79,293	10,616

General and administrative expenses	2,349,422	(1,935,072)	414,350	4,966,329	(4,083,874)	882,455
					`
Income (loss) from operations	689,543	(1,093,893)	(404,350)	663,269	4,163,167	(871,839)

Minority interest	(200,384)	200,384	-	(439,344)	(439,344)	-

Other income (expenses):
Interest expense, net of interest income	(123,805)	88,331	(35,474)	(263,209)	(263,209)	(45,818)
Total other income (expenses)	(123,805)	88,331	(35,474)	(263,209)	(263,209)	(45,818)

Income (loss) before income taxes	365,354	(805,178)	(439,824)	(39,284)	3,460,614	(917,657)

Income tax expense	100,938	(100,938)	-	124,064	(124,064)	-

Net income (loss)	$264,416	$(704,240)	$(439,824)	$(163,348)	$3,584,678	$(917,657)

Net income (loss) per share:
Basic	$0.01	$(0.02)	$(0.01)	$-	$(0.02)	$(0.02)
Diluted	$-	$(0.01)	$(0.01)	$-	$(0.02)	$(0.02)

Weighted average number of common
shares outstanding:
Basic	49,819,537	(14,729,465)	35,090,072	49,819,537	(58,488)	49,761,049
Diluted	97,750,527	(62,660,455)	35,090,072	97,750,527	(47,989,478)	49,761,049

	As Previously
	Reported	Net Change	As Restated
Cash flows from operating activities:
Net loss	$(163,348)	$(754,308)	$(917,656)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation of property and equipment	367,931	(365,420)	2,511
Amortization of intangible assets	-	26,340	26,340
Amortization of debt discount	-	25,000	25,000
Common shares issued to consultants for services	-	362,000	362,000
Minority interest	439,344	(439,344)	-
Foreign currency adjustment	(10,274)	10,274	-
Changes in assets and liabilities:
Accrued interest on notes receivable	-	(21,403)	(21,403)
Accounts receivable and prepaid expenses	(571,215)	564,451	(6,764)
Secured note and debt discount	50,332	(50,332)	-
Accounts payable and accrued expenses	1,123,573	(946,369)	177,204
Client accounts liability	557,056	(557,056)	-
Accrued interest on notes payable	38,904	15,819	54,723

Net cash provided by (used in) operating activities	1,832,303	(2,130,348)	(298,045)

Cash flows from investing activities:
Purchase of fixed assets	(1,509,126)	1,509,126	-
Investment in additional 5% of Triple 8 Limited	(1,800,000)	1,800,000	-
Issuance of a short-term receivable	-	(150,000)	(150,000)

Net cash (used in) provided by investing activities	(3,309,126)	3,159,126	(150,000)

Cash flows from financing activities:
Issuance of common stock in private placement	28,345	-	28,345
Purchase of shares returned to treasury	(9,623)	-	(9,623)
Retirement of common shares to purchase Triple 8 Limited	(25,800,800)	25,800,800	-
Issuance of Series A preferred shares to replace common shares	25,800,080	(25,800,080)	-
Issuance of shares to reduce note	71,736	(71,736)	-
Short-term credit from bank	205,092	(205,092)	-
Series A shares issued to fund acquisition of additional 5% of Triple 8 Limited	1,200,000	(1,200,000)	-
Note payable issued to fund acquisition of additional 5% of Triple 8 Limited	600,000	(600,000)	-

Net cash provided by (used in) financing activities	2,094,830	(2,076,108)	18,722

Net increase (decrease) in cash and cash equivalents	618,007	(1,047,330)	(429,323)
Cash and cash equivalents, beginning of period	3,078,339	(2,618,190)	460,149

Cash and cash equivalents, end of period	$3,696,346	$(3,665,520)	$30,826

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Restricted common shares issued to pay expenses	$-	$71,736	$71,736
Note issued to fund acquisition of additional 5% interest in
Triple 8 Limited	$-	$600,000	$600,000
Issuance of Series A preferred shares to acquire an
additional 5% in Triple 8 Limited	$1,200,000	$-	$1,200,000
Conversion of debt to common shares	$-	$200,000	$200,000
Cancellation of common shares issued to Forex NYC	$-	$200,000	$200,000
Accrued interest on notes payable	$38,904	$(38,904)	$-
Accrued interest on notes receivable	$30,247	$(30,247)	$-

4.Notes and Short-term Receivables

At June 30, 2012 and December 31, 2011, notes and short-term receivables, including accrued interest, consisted of:

	2012	2011
Note receivable for annulment of Triple 8 investment	$834,716	$1,269,000	a.
Commercial note receivable, net of allowance
of $100,000	-	50,900	b.
Note receivable - Apel Design	15,671	-	c.

Total notes and short-term receivables	$850,387	$1,319,900

a.
In connection with the Triple 8 annulment agreement, the Company has a short term receivable of $1,269,000 which requires monthly payments of $68,914 in January 2012, $73,214 per month from February 2012 through October 2012, and a final payment of $541,860 in November 2012.  This receivable bears no interest and is the remaining portion, after the initial payment of $732,000, of the total $2,001,000 that Triple 8 agreed to pay the Company under the annulment of the share purchase agreements.  For the six months ended June 30, 2012 the Company has received payments amounting to $434,284.

b.
Note receivable from Fortune Market Media Inc. (“FTMK”), original principal of $150,000, interest at a 12% annual rate, maturing on February 13, 2012.   FTMK had defaulted on the loan and the Company had established a reserve for loan losses of $100,000 at December 31, 2011. During the six months ended June 30, 2012 the Company has been able to collect the entire amount of the original receivable plus accrued interest. At June 30, 2012 the Company has reflected the reversal of the $100,000 allowance for credit losses that had been established as other income in the accompanying financial statements.

c.	Note receivable from Amit Apel Design, Inc. (“Apel Design”) original principal of $15,000, interest at a 12% annual rate, maturing on August 13, 2012. The note is secured by Apel Design’s inventory.

5.      Property and Equipment, Net

Property and equipment consisted of the following as of June 30, 2012 and December 31, 2011:

	Estimated
	Useful
	Lives	2012	2011
Computers and equipment	3 years	$12,539	$12,539
Furniture	7 years	9,430	9,430
		21,969	21,969
Less accumulated depreciation		10,789	8,025
		$11,180	$13,944

Depreciation expense was $2,764 and $2,511 for the six months ended June 30, 2012 and 2011, respectively.

6.      Other Assets

Other assets consisted of the following as of June 30, 2012 and December 31, 2011:

	2012	2011
White label licensing and websites	$-	$17,560
Investment in joint venture	8,000
Total Other Assets	$8,000	$17,560

Websites development, net

On April 19, 2010, the Company entered into a Software Licensing Agreement whereby the Company licensed proprietary trading software (the “Software”) for the purpose of developing a Forex Trading Platform and introducing prospective clients (“End Users”).  In return, the Company received a newly created website, at cost of $105,359.  The costs of the website includes the vendor’s normal set-up fee plus payroll costs and consulting fees incurred by the Company relating to the development of internal use software.  The total cost of $105,359 cost was capitalized and is being amortized over a 2-year life.  Amortization expense amounted to $17,560 and $26,340 for the six months ended June 30, 2012 and 2011, respectively.

Investment in Joint Venture

On February 13, 2012, Direct JV Investments Inc (“Direct JV”), a wholly-owned subsidiary of the Company (“Direct JV”), entered into a Joint Venture Agreement with Vulcan Oil & Gas Inc. (“Vulcan”), whereby the Company will from time to time provide financing to certain Vulcan alternative, green and solar energy projects (the “Projects”) with the goal of sharing in any rebates awarded by the government on any of the Projects.  For all the Projects in the U.S. residential market, profits and losses of each of the Projects will be allocated at the conclusion of each fiscal year at a ratio of 60% to Vulcan and 40% to the Company.  For all other projects, the profit and loss allocation will be determined on a case by case basis.  There is no guarantee that the Projects will generate any revenues. As of June 30, 2012, Direct JV advanced Vulcan $8,000 per the agreements on specific projects. The Projects had no income or loss for the six months ended June 30, 2012.

7.      Notes Payable

At June 30, 2012 and at December 31, 2011, notes payable and accrued interest consisted of:

	2012	2011
Rasel notes payable and accrued interest	$138,041	$135,548
Cordelia note payable and accrued interest	489,366	1,006,944

Total notes payable	$627,407	$1,142,492

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

The balance of the notes as of June 30, 2012 and December 31, 2011was $138,041 and $135,548, respectively, which includes accrued interest in the amounts of $13,041 and $10,548 at June 30, 2012 and December 31, 2011, respectively.

Cordelia (CDOO) Note Payable

The Company entered into a settlement agreement to annul its purchase of Triple 8 stock and issued a new promissory note to CDOO in the principal amount of $1,000,000.  The CDOO note bears interest at the rate of ten percent (10%) per annum and is due and payable in full on November 30, 2012.  Payments made for the six months ended June 30, 2012 amounted to $554,116 of which $43,482 was for accrued interest. The balance due at June 30, 2012 on the CDOO note is $489,366.   The balance due as of December 31, 2011 on the CDOO note was $1,006,944, which included accrued interest in the amount of $6,944.

8.      Stockholders’ Equity

Authorized Shares

The Company has 400,000,000 authorized shares of its $0.00001 par value common stock and 20,000,000 shares of its $0.00001 par value Preferred Stock Series A and B as of June 30, 2012 and December 31, 2011.

Common Shares:

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

There were no stock issuances for the six months ended June 30, 2012.

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

Treasury Stock

On April 25, 2011, the Company issued a press release announcing that its Board of Directors approved a share repurchase program.  Under the program, the Company is authorized to purchase up to 1,000,000 of its shares of common stock in open market transactions at the discretion of management.  All stock repurchases will be subject to the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended and other rules that govern such purchases.  As of June 30, 2012 and December 31, 2011, the Company had repurchased 38,000 of its common shares in the open market, which were returned to treasury.

Series A Preferred Shares (cancelled in December 2011)

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

On January 18, 2011, Liat Franco was appointed by the Company to serve as the Secretary of the Company.  For her services during her term as Secretary, the Company is to issue Ms. Franco 15,000 shares of common stock of the Company, which will have a restrictive legend under the Securities Act of 1933, as amended.  In the event Ms. Franco’s employment agreement is extended, then the number of shares of common stock will be determined by dividing $6,000 by the market price on the first trading day of the term.  On November 15, 2011, Ms. Franco was appointed by the Company to serve as the Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a director of the Company.  The Board of Directors elected to appoint Ms. Franco, who is an attorney licensed in the United States and Israel, as an executive officer and director to handle the Triple 8 settlement agreement.  As of June 30, 2012, no Company shares had been delivered.  On April 23, 2012, Ms. Franco resigned as an executive officer of the Company, but  continued on as Director of the Board and Secretary of the Company.  On May 23, 2012, Ms. Franco resigned as Director of the Company to pursue other interests.

Effective January 2, 2012, Erik Klinger was appointed by the Company to serve as the Chief Financial Officer, on a part-time basis, and a Director of the Company.  A company controlled by Mr. Klinger receives a monthly fee of $3,500 for his services.

As of December 31 2011 the Company owed Ms. Franco $50,000, a company controlled by Mr. Klinger $6,500 and the former CEO $17,409. As of March 31, 2012 Ms. Franco was paid in full, and the Company owed the former CEO $2,409.  As of June 30, 2012 the Company had accrued directors’ fees of $15,321, $15,321 and $4,159 to Ms. Franco, Mr. Glass, and Mr. Reich, respectively (recorded in accounts payable and accrued expenses) which will be settled in cash.

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

On or about June 13, 2011 the Company initiated a complaint against an individual and website for defamation, intentional interference with prospective economic advantage, negligent and violations of business and professions codes.  The Complaint was filled with the Superior Court of the State of California - County of San Diego.  On August 22, 2011, the defendants filed a notice of motion to strike the complaint under the anti-slapp statute.  On September 14, 2011, the Company submitted a request for dismissal, without prejudice to the court.  On January 20, 2012 the court heard the defendants’ motion (where the Company failed to appear) and the judge ruled in favor of the defendant and awarded attorney fees and court costs in the amount of $21,462, which was recorded and is reflected in accounts payable and accrued expenses.  The Company has retained an attorney and has filed a motion to vacate the judgment. The motion was vacated and a new trial date is set for September 2012.

11.      Per Share Information

Loss per share

Basic loss per share of common stock is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding.  Diluted loss per share of common stock (“Diluted EPS”) is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents and convertible securities then outstanding.  At June 30, 2012 and June 30, 2011 (restated), there were 15,217,578 and 5,093,215, respectively, of potentially dilutive common stock equivalents outstanding.  The potentially dilutive common stock equivalents at June 30, 2012 arise from the issuance on December 7, 2011 of 45,000 Series B Preferred Shares which are convertible into 15 million shares, and the issuance of the Rasel note which is convertible into 230,068 shares.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share.

12.      Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the accompanying condensed consolidated financial statements became available to be issued. There are no subsequent events to be disclosed at this time.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three and six months ended June 30, 2012. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2011 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

This section of the report should be read together with Notes of the Company consolidated financials. The consolidated statements of operations for the three and six month periods ended June  30, 2012 and June 30, 2011 are compared (subject to the above description and the restatement of the financials for the period ended June 30, 2011 – as detailed in footnote 3 and in this report) in the sections below:

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

The Annulment closed on December 7, 2011, and the Company received its initial Triple Payment of $732,000 in cash at that time. Subsequently, the Company received Triple Payments in the aggregate amount of $432,284 for the six months ended June 30, 2012 per the terms of the agreement.

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

However in June 2011, Triple 8’s operating subsidiary’s management unilaterally removed our Company’s employee from its Board and asserted its control over business operations.  Since then, the Company has reevaluated its determination that it had acquired control of Triple 8 and that Triple 8 was subject to consolidation as Variable Interest Entity. As a result, management has concluded that it never really had control and that the use of the acquisition method of accounting was not appropriate.  Upon reconsideration, management also concluded that Triple 8 was not subject to consolidation as a Variable Interest Entity essentially because the Company had no equity investment at risk. In coming to these conclusions, Forex considered the following:

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

These considerations have led the Company to conclude that the purchase of Triple 8 involved no real consideration.  Furthermore, the Share Exchange Agreement transactions do not meet the conditions necessary to qualify as a business combination achieved without the transfer of consideration under U.S. GAAP.

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

This section of the report should be read together with Notes of the Company’s consolidated financials as well as the other matters described in this filing.

Results of Operations:
Three months ended June 30, 2012 and 2011

A comparison of the consolidated statements of operations for the three months ended June 30, 2012 and 2011 is as follows:

Revenues:
The following table summarizes our revenues for the three months ended June 30, 2012 and 2011:

Three months ended June 30,	2012	2011
Total revenues	$0	$10,000

The Company earned insignificant revenues in both periods.

Operating expenses:
The following table summarizes our operating expenses for the three months ended June 30, 2012 and 2011:

Three months ended June 30,	2012	2011
Total operating expenses	$122,923	$414,350

The Company had significant operating costs (including professional and consulting fees, compensation and travel costs) associated with the Company’s involvement with Triple 8 for the second quarter ended 2011, as compared to the same period in 2012. In addition, the Company recorded lower advertising expense in the second quarter of 2012 and salaries were lower due to the departure of the former CEO.

Other income (expenses):

The following table summarizes our other income for the three months ended June 30, 2012 and 2011:

Three months ended June 30,	2012	2011
Interest income	$3,611	$21,406
Interest expense	(17,569)	(56,880)
Net interest expense	(13,958)	(35,474)
Recovery of allowance for credit losses		-
Total other income (expenses)	$86,042	$(35,474)

On November 1, 2011, the Company swapped its existing convertible notes outstanding to Series B Preferred Stock.  The Series B Preferred Stock has a stated value of $100 per share and is convertible into our common stock at a conversion price of $0.30 per share representing 15,000,000 shares of common stock.  We anticipate that interest expense in fiscal 2012 should be lower as a result of exchanging the convertible debt for Preferred Shares.  In the second quarter of 2011, the Company had a note receivable balance of approximately $400,000 and a note payable balance of approximately $500,000, which resulted in the Company having a higher (non-cash) interest income and interest expense, as compared to the same period of 2012.

We recorded a recovery of allowance for credit losses in the second quarter of 2012 when we received full collection of a $150,000 note that previously had been reserved for.

Six months ended June 30, 2012 and 2011 Results of Operations:

A comparison of the consolidated statements of operations for the three months ended June 30, 2012 and 2011 is as follows:

Revenues:
The following table summarizes our revenues for the six months ended June 30, 2012 and 2011:

Six months ended June 30,	2012	2011
Total revenues	$7,106	$10,616

The Company earned insignificant revenues in both periods.

Operating expenses:
The following table summarizes our operating expenses for the six months ended June 30, 2012 and 2011:

Six months ended June 30,	2012	2011
Total operating expenses	$237,970	$882,455

The Company had significant operating costs (including professional and consulting fees, compensation and travel costs) associated with the Company’s involvement with Triple 8 for the first six months ended 2011, as compared to the same period in 2012. In addition, the Company recorded lower advertising expense in the first six months of 2012, and salaries were lower due to the departure of the former CEO.

Other income (expenses):
The following table summarizes our other income (expense) for the six months ended June 30, 2012 and June 30, 2011:

Six months ended June 30,	2012	2011
Interest income	$3,611	$21,406
Interest expense	(39,031)	(67,224)
Net interest expense	(35,420)	(45,818)
Recovery of allowance for credit losses	100,000	-
Total other income (expenses)	$64,580	$(45,418)

On November 1, 2011, the Company swapped its existing convertible notes outstanding to Series B Preferred Stock.  The Series B Preferred Stock has a stated value of $100 per share and is convertible into our common stock at a conversion price of $0.30 per share representing 15,000,000 shares of common stock.  We anticipate that interest expense in fiscal 2012 should be lower as a result of exchanging the convertible debt for Preferred Shares.  In the first six months of 2011, the Company had a note receivable balance of approximately $400,000 and a note payable balance of approximately $500,000, which resulted in the Company having a higher (non-cash) interest income and interest expense, as compared to the same period of 2012.

We recorded a recovery of allowance for credit losses in the second quarter of 2012 when we received full collection of a $150,000 note that previously had been reserved for.

Liquidity and Capital Resources

Our cash and cash equivalents were $4,025 and $411,656 for the period ended June 30, 2012 and as of December 31, 2011, a decrease of $407,631.  The decrease in our cash and cash equivalents is primarily the result of payments of accounts payable and accrued expenses, and the restructuring and payoff of our debt and accrued interest, particularly the Cordellia note.

Cash used in operating activities for the six months ended June 30, 2012 and 2011 was $(458,307), and $(298,045), respectively. The Company had substantial losses for the six months ended June 30, 2012 and 2011. In addition the Company has made payments to reduce their accounts payable and accrued expense balances in the current period.

Cash provided by (used in) investing activities for the six months ended June 30, 2012 and 2011 was $561,284 and $(150,000), respectively. During the six months ended June 30, 2012, the Company collected $150,000 note receivable and $434,284 from the settlement of the Triple 8 investment, and invested $8,000 in a joint venture in the solar industry. The Company issued short-term receivables of $15,000 and $150,000 for the six months ended June 30, 2012 and 2011, respectively.

Cash (used in) provided by financing activities for the six months ended June 30, 2012 and 2011 was $(510,608) and $18,722, respectively.  During the six months ended June 30, 2012, the Company paid $510,608 to reduce the Cordellia note balance.  During the first quarter of 2011, the Company received $28,345 in proceeds from the private placement which began in December 2010 and bought back treasury shares in the amount of $9,623.

Our future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our products, competing technological and market developments, and the development of strategic alliances for the development and marketing of our products.  Our Company must obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources.  There is no guarantee that these sources would be available at all or available on acceptable terms.

We expect to use the proceeds to fund our short-term capital requirements including paying administrative expenses associated with maintaining our public company’s filings for the next 12 months.    In order to implement our business plan and pay various administrative expenses on a minimal basis for 12 months, we expect that we will need approximately $50,000 per month, minimum.   We expect to be able to remain in operation for a period of 12 months with cash on hand and/or cash from collecting receivables and/or other debts. We also expect to receive monthly collections from our settlement agreement with Triple 8 to support our operations for the remainder 2012.  The Company expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors including the state of the worldwide economy and financial markets, which are outside the Company's control.

Debt Financing Arrangements

Rasel, LTD -
On October 6, 2009 the Company signed a Note Payable for $25,000 payable to Rasel due on October 6, 2010 at 4% per annum.   The proceeds were used to pay for half of an existing Accounts Payable for legal fees incurred at the Company’s inception. On October 20, 2009 the Company signed a Note Payable for $50,000 payable to Rasel due on October 20, 2010 at 4% per annum.  These proceeds were used to pay for startup costs, audit fees and future expenses. On January 22, 2010 the Company signed a Note Payable for $50,000 payable to Rasel due on October 30, 2011 at 4% per annum.  These proceeds will be used for working capital and future expenses. On January 22, 2010 the Company signed an amendment to extend the maturity date of the Promissory Notes in the amount of $50,000 and $25,000 dated October 6, 2009 and October 20, 2009, respectively, to October 30, 2011. On March 2, 2011 the Company and Rasel agreed to extend the maturity of all notes to December 31, 2012 in consideration of adding a conversion feature to said note with either a 5% discount to the market price or a fixed price of $0.60. The extension of maturity was agreed to be effective as of December 30, 2010,

The balance of the Rasel notes including accrued interest as of June 30, 2012 is $138,041.

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

The balance of the CDOO note including accrued interest as of June 30, 2012 is $489,366.

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

Changes in Internal Control over Financial Reporting
Other than as set forth above, there were no changes in the Company’s internal controls over financial reporting during the fiscal period ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On January 20, 2012 the court heard the defendant’s motion (the Company failed to appear) and the judge ruled in favor of the defendant as a default judgment and awarded attorney fees and court costs in the amount of $21,462.  The Company has retained an attorney and has filed a motion to vacate the judgment. The motion was vacated, and a new trial date was set for September2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Issuances of Unregistered Securities

The Company has not sold securities during the quarter ended June 30, 2012 that were not registered under the Securities Act of 1933, as amended.

Repurchase of Equity Securities by the Issuer

On April 25, 2011, the Company issued a press release announcing that its Board of Directors approved a share repurchase program.  Under the program, the Company is authorized to purchase up to 1,000,000 of its shares of common stock in open market transactions at the discretion of management.  All stock repurchases will be subject to the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended and other rules that govern such purchases.  As of June 30, 2012 and as of December 31, 2011, the Company repurchased 38,000 of its common shares in the open market, which were returned to treasury.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

On April 23, 2012, Ms. Franco resigned as an executive officer of the Company, but continued on as Director of the Board and Secretary of the Company.  On May 23, 2012, Ms. Franco resigned as Director of the Company to pursue other interests.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation of Forex International Trading Corp. (6)
3.2	Bylaws of Forex International Trading Corp. (6)
3.3	Certificate of Designation for Series A Preferred Stock (14)
3.4	Certificate of Designation for Series B Preferred Stock (21)
4.1	Convertible Promissory Note issued by the Company to ATL dated July 8, 2010 (3)
4.2	Secured and Collateralized Promissory Note issued by ATL to the Company dated July 8, 2010 (3)
4.3	Collateral and Security Agreement by and between Forex International Trading Group and ATL dated July 7, 2010 (3)
4.4	Promissory Note issued to Rasel Ltd. Dated October 6, 2009(7)
4.5	Promissory Note issued to Rasel Ltd. Dated October 20, 2009 (7)
4.6	Letter Agreement between Rasel Ltd. and Forex International Trading Corp. dated January 22, 2011 (8)
4.7	Letter Agreement by and between Forex International Trading Group and ATL dated November 8, 2010(9)
4.8	6% Convertible Note issued to APH (11)
4.9 4.10	6% Convertible Debenture issued to HAM dated April 5, 2011 (14) Promissory Note dated November 30, 2011 issued to Cordellia d.o.o. in the amount of $1,000,000 (18)
10.1	Software Licensing Agreement dated April 12, 2010, by and between Forex International Trading Corp and Triple (1)

10.2	Employment Agreement dated April 23, 2010, by and between Forex International Trading Corp and Darren Dunckel (2)
10.3	Letter Agreement by and between Forex International Trading Corp. and Anita Atias, dated July 29, 2010 (4)
10.4	Letter Agreement by and between Forex International Trading Corp. and Stewart Reich, dated July 29, 2010 (4)
10.5	Letter Agreement by and between Forex International Trading Corp. and Mr. William Glass, dated August 6, 2010 (5)
10.6	Share Exchange Agreement by and between Forex International Trading Corp. and APH (10)
10.7	Letter Agreement by and between Forex International Trading Corp., APH, Medirad Inc. and Rasel Ltd. (11)
10.8	Letter Amendment by and between Forex International Trading Corp. and William Glass, dated March 4, 2011 (13)
10.9	Letter Amendment by and between Forex International Trading Corp. and Stewart Reich, dated March 4, 2011 (13)
10.10	Employment Agreement by and between Forex International Trading Corp. and Liat Franco, dated March 7, 2011 (13)
10.11	Agreement between Forex International Trading Corp. and APH dated April 5, 2011 (14)
10.12	Conversion Agreement between MP and Forex International Trading Corp. dated April 5, 2011 (14)
10.13	Share Exchange Agreement between Forex International Trading Corp. and dated April 5, 2011 (14)
10.14
Agreement to Unwind and Mutual Release dated as of July 11, 2011 by and between Forex International Trading Corp., Forex NYC and Wheatley Investment Agreement by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)

10.15	Registration Rights Agreement with Centurion by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)
10.16	Settlement Agreement between AT Limited and Forex International Trading Corp.
10.17	Settlement Agreement by and between Forex International Trading Corp., A.T. Limited, Watford Holding Inc. and James Bay Holdings, Inc. dated November 1, 2011 (17)
10.18	Settlement and Foreclosure Agreement between Forex International Trading Corp., AP Holdings Limited, H.A.M Group Limited and Cordellia d.o.o.(18)
10.19	Annulment of Share Purchase Agreement dated December 5, 2011 between Triple 8 Limited, AP Holdings Limited, H.A.M Group Limited and 888 Markets (Jersey) Limited (18)
10.20	Promissory Note issued to Forex International Trading Corp. dated December 13, 2011 (19)
10.21	Stock Pledge Agreement executed by Fortune Market Media Inc. dated December 13, 2011 (19)
21.1	List of Subsidiaries (20)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2010

(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 28, 2010

(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 13, 2010

(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 3, 2010

(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 9, 2010

(6)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 9, 2009.

(7)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on November 2, 2009.

(8)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on January 29, 2010.

(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 22, 2010

(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 17, 2010

(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2011

(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 2, 2011

(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 9, 2011

(14)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 6, 2011

(15)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 20, 2011

(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 29, 2011

(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 9, 2011

(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 12, 2011

(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 16, 2011

(20)	Incorporated by referenced to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 13, 2012

(21)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 14, 2012

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

FOREX INTERNATIONAL TRADING CORP. (Registrant)

Date: August 20, 2012	By:	/s/ Robert Morris Price
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

SIGNATURE	NAME	TITLE	DATE

/s/Robert Morris Price	Robert Morris Price	Director, CEO, President and Treasurer	August 20, 2012

/s/ Erik Klinger	Erik Klinger	Director and CFO	August 20, 2012