Form 10-Q/A
period 2012-06-30
Forex International Trading Corp.
filed 2012-08-27
CIK 1471781

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q /A
(Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment No. 1 to Forex International Trading Corp.’s Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012, is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the condensed consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

FOREX INTERNATIONAL TRADING CORP.

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

The accompanying notes are an integral part of these condensed consolidated  financial statements

FOREX INTERNATIONAL TRADING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30,

	2012	2011
		( Restated )
Cash flows from operating activities:
Net loss	$(166,284)	$(917,657)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Recovery of allowance for credit loss	(100,000)	-
Depreciation of property and equipment	2,764	2,511
Amortization of intangible assets	17,560	26,340
Amortization of debt discount	-	25,000
Common shares issued to consultants for services	-	362,000
Changes in assets and liabilities:
Accrued interest on notes receivable	229	(21,403)
Accounts receivable and prepaid expenses	1,418	(6,763)
Accounts payable and accrued expenses	(209,517)	177,204
Accrued interest on notes payable	(4,477)	54,723

Net cash used in operating activities	(458,307)	(298,045)

Cash flows from investing activities:
Investment in joint venture	(8,000)	-
Issuance of a note receivable	(15,000)	(150,000)
Collection of short-term and note receivables	584,284	-

Net cash provided by (used in ) investing activities	561,284	(150,000)

Cash flows from financing activities:
Issuance of common stock in private placement	-	28,345
Purchase of shares returned to treasury	-	(9,623)
Repayment of a note payable	(510,608)	-

Net cash (used in) provided by financing activities	(510,608)	18,722

Net decrease in cash and cash equivalents	(407,631)	(429,323)

Cash and cash equivalents, beginning of period	411,656	460,149

Cash and cash equivalents, end of period	$4,025	$30,826

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$43,482	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Restricted common shares issued to pay expenses	$71,736	$71,736
Note issued to fund acquisition of additional 5% interest in a
private company	$-	$600,000
Issuance of Series A preferred shares to acquire an
additional 5% in a private company	$-	$1,200,000
Conversion of debt to common shares	$-	$200,000
Cancellation of common shares issued to Forex NYC	$-	$200,000

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

	Three months ended June 30,2011			Six months ended June 30,2011
	As Previously			As Previously
	Reported	Net Change	As Restated	Reported	Net Change	As Restated
Revenues:
Income from foreign currency operations	$3,865,455	$(3,865,455)	$-	$7,043,688	$(7,043,688)	$-
Consulting and services	65,061	(55,061)	10,000	79,293	5,629,598	10,616
	3,930,516	(3,920,516)	10,000	7,122,981	(1,414,090)	10,616
Cost of revenues	891,551	(891,551)	-	1,493,383	(1,493,383)	-
	3,038,965	(3,028,965)	10,000	5,629,598	79,293	10,616

General and administrative expenses	2,349,422	(1,935,072)	414,350	4,966,329	(4,083,874)	882,455
					`
Income (loss) from operations	689,543	(1,093,893)	(404,350)	663,269	4,163,167	(871,839)

Minority interest	(200,384)	200,384	-	(439,344)	(439,344)	-

Other income (expenses):
Interest expense, net of interest income	(123,805)	88,331	(35,474)	(263,209)	(263,209)	(45,818)
Total other income (expenses)	(123,805)	88,331	(35,474)	(263,209)	(263,209)	(45,818)

Income (loss) before income taxes	365,354	(805,178)	(439,824)	(39,284)	3,460,614	(917,657)

Income tax expense	100,938	(100,938)	-	124,064	(124,064)	-

Net income (loss)	$264,416	$(704,240)	$(439,824)	$(163,348)	$3,584,678	$(917,657)

Net income (loss) per share:
Basic	$0.01	$(0.02)	$(0.01)	$-	$(0.02)	$(0.02)
Diluted	$-	$(0.01)	$(0.01)	$-	$(0.02)	$(0.02)

Weighted average number of common
shares outstanding:
Basic	49,819,537	(14,729,465)	35,090,072	49,819,537	(58,488)	49,761,049
Diluted	97,750,527	(62,660,455)	35,090,072	97,750,527	(47,989,478)	49,761,049

	As Previously
	Reported	Net Change	As Restated
Cash flows from operating activities:
Net loss	$(163,348)	$(754,309)	$(917,657)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation of property and equipment	367,931	(365,420)	2,511
Amortization of intangible assets	-	26,340	26,340
Amortization of debt discount	-	25,000	25,000
Common shares issued to consultants for services	-	362,000	362,000
Minority interest	439,344	(439,344)	-
Foreign currency adjustment	(10,274)	10,274	-
Changes in assets and liabilities:
Accrued interest on notes receivable	-	(21,403)	(21,403)
Accounts receivable and prepaid expenses	(571,215)	564,452	(6,763)
Secured note and debt discount	50,332	(50,332)	-
Accounts payable and accrued expenses	1,123,573	(946,369)	177,204
Client accounts liability	557,056	(557,056)	-
Accrued interest on notes payable	38,904	15,819	54,723

Net cash provided by (used in) operating activities	1,832,303	(2,130,348)	(298,045)

Cash flows from investing activities:
Purchase of fixed assets	(1,509,126)	1,509,126	-
Investment in additional 5% of Triple 8 Limited	(1,800,000)	1,800,000	-
Issuance of a short-term receivable	-	(150,000)	(150,000)

Net cash (used in) provided by investing activities	(3,309,126)	3,159,126	(150,000)

Cash flows from financing activities:
Issuance of common stock in private placement	28,345	-	28,345
Purchase of shares returned to treasury	(9,623)	-	(9,623)
Retirement of common shares to purchase Triple 8 Limited	(25,800,800)	25,800,800	-
Issuance of Series A preferred shares to replace common shares	25,800,080	(25,800,080)	-
Issuance of shares to reduce note	71,736	(71,736)	-
Short-term credit from bank	205,092	(205,092)	-
Series A shares issued to fund acquisition of additional 5% of Triple 8 Limited	1,200,000	(1,200,000)	-
Note payable issued to fund acquisition of additional 5% of Triple 8 Limited	600,000	(600,000)	-

Net cash provided by (used in) financing activities	2,094,830	(2,076,108)	18,722

Net increase (decrease) in cash and cash equivalents	618,007	(1,047,330)	(429,323)
Cash and cash equivalents, beginning of period	3,078,339	(2,618,190)	460,149

Cash and cash equivalents, end of period	$3,696,346	$(3,665,520)	$30,826

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Restricted common shares issued to pay expenses	$-	$71,736	$71,736
Note issued to fund acquisition of additional 5% interest in
Triple 8 Limited	$-	$600,000	$600,000
Issuance of Series A preferred shares to acquire an
additional 5% in Triple 8 Limited	$1,200,000	$-	$1,200,000
Conversion of debt to common shares	$-	$200,000	$200,000
Cancellation of common shares issued to Forex NYC	$-	$200,000	$200,000
Accrued interest on notes payable	$38,904	$(38,904)	$-
Accrued interest on notes receivable	$30,247	$(30,247)	$-

4.Notes and Short-term Receivables

At June 30, 2012 and December 31, 2011, notes and short-term receivables, including accrued interest, consisted of:

	2012	2011
Note receivable for annulment of Triple 8 investment	$834,716	$1,269,000	a.
Commercial note receivable, net of allowance
of $100,000	-	50,900	b.
Note receivable - Apel Design	15,671	-	c.

Total notes and short-term receivables	$850,387	$1,319,900

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

10.15	Registration Rights Agreement with Centurion by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)
10.16	Settlement Agreement between AT Limited and Forex International Trading Corp.
10.17	Settlement Agreement by and between Forex International Trading Corp., A.T. Limited, Watford Holding Inc. and James Bay Holdings, Inc. dated November 1, 2011 (17)
10.18	Settlement and Foreclosure Agreement between Forex International Trading Corp., AP Holdings Limited, H.A.M Group Limited and Cordellia d.o.o.(18)
10.19	Annulment of Share Purchase Agreement dated December 5, 2011 between Triple 8 Limited, AP Holdings Limited, H.A.M Group Limited and 888 Markets (Jersey) Limited (18)
10.20	Promissory Note issued to Forex International Trading Corp. dated December 13, 2011 (19)
10.21	Stock Pledge Agreement executed by Fortune Market Media Inc. dated December 13, 2011 (19)
21.1	List of Subsidiaries (20)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

* These exhibits were previously included in the Company’s Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012.

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

FOREX INTERNATIONAL TRADING CORP. (Registrant)

Date: August 27 , 2012	By:	/s/ Robert Morris Price
Robert Morris Price
Chief Executive Officer, President, Treasurer and Director
(Principal Executive Officer)

	By:	/s/ Erik Klinger
Erik Klinger
Chief Financial Officer and Director
(Principal Financial Accounting and Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/Robert Morris Price	Robert Morris Price	Director, CEO, President and Treasurer	August 27 , 2012

/s/ Erik Klinger	Erik Klinger	Director and CFO	August 27 , 2012