Form 10-Q
period 2012-09-30
Forex International Trading Corp.
filed 2012-11-20
CIK 1471781

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer 	Accelerated filer 

Non accelerated filer   (Do not check if a smaller reporting company)  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.00001 par value	34,248,585
(Class)	(Outstanding at November 20, 2012)

Explanatory Note:  Forex International Trading Corp. (“Forex”)  is filing this Form 10-Q in reliance upon Order Under Section 17A and Section 36 of the Securities Exchange Act of 1934 Granting Exemptions From Specified Provisions of the Exchange Act and Certain Rules Thereunder (Release No. 68224/November 14, 2012)(the “Order”).  Due to the location of certain professional advisors in the area impacted by Hurricane Sandy and their unavailability during such storm and the related aftermath, Forex has been unable to file this report by the filing deadline of November 14, 2012.  As discussed in the Order, the Securities and Exchange Commission has provided companies that have been impacted by this event and have a report due during the period from October 29, 2012 through November 20, 2012 with the ability to file such report on or before November 21, 2012.

FOREX INTERNATIONAL TRADING CORP.

PART I.	Financial Information

Item 1.	Financial Statements

FOREX INTERNATIONAL TRADING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$1,920	$411,656
Note and short term receivables, net of allowance for credit losses of
$0 and $100,000 as of September 30, 2012 and December 31, 2011	631,198	1,319,900
Accounts receivable and prepaid expenses	23,405	10,655
Total current assets	656,523	1,742,211

Property and equipment, net	9,798	13,944
	-
Other assets	31,328	17,560

Total assets	$697,649	$1,773,715

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$110,829	$501,016
Notes payable and accrued interest	573,666	1,142,492
Total current liabilities	684,495	1,643,508

Total liabilities	684,495	1,643,508

Contingencies

Stockholders' equity:

Series B Preferred stock, $0.00001 par value, 20,000,000 shares authorized;
45,000 shares issued as of September 30, 2012 and December 31, 2011	-	-
Series C Preferred stock, $0.00001 par value, 10,000 shares authorized;
10,000 shares and 0 shares issued as of September 30, 2012 and December 31, 2011, respectively	-	-
Common stock - $0.00001 par value, 400,000,000 shares authorized; 34,248,585
issued and outstanding as of September 30, 2012 and December 31, 2011	343	343
Treasury stock, at cost; 38,000 shares as of September 30, 2012 and December 31, 2011	(11,059)	(11,059)
Additional paid-in capital	1,594,673	1,372,333
Accumulated deficit	(1,570,803)	(1,231,410)

Total stockholders' equity	13,154	130,207

Total liabilities and stockholders' equity	$697,649	$1,773,715

The accompanying notes are an integral part of these condensed consolidated financial statements

FOREX INTERNATIONAL TRADING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2012

	Three months ended September 30,		Nine months ended Sepetmber 30,
	2012	2011	2012	2011
		(Restated)		(Restated)

Revenues:
Income from foreign currency operations	$-	$-	$7,106	$10,616
Total revenues	-	-	7,106	10,616

General and administrative expenses	49,733	180,379	287,703	1,062,834

Loss from operations	(49,733)	(180,379)	(280,597)	(1,052,218)

Other income (expenses):
Interest expense, net of interest income of $4,065 and $21,406
in 2012 and 2011, respectively	(12,036)	(26,216)	(47,456)	(72,034)
Other income (expenses)	(111,340)	-	(11,340)	-
Total other income (expenses)	(123,376)	(26,216)	(58,796)	(72,034)

Loss before income taxes	(173,109)	(206,595)	(339,393)	(1,124,252)

Income tax expense	-	-	-	-

Net loss	$(173,109)	$(206,595)	$(339,393)	$(1,124,252)

Net loss per share:
Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Weighted average number of common shares outstanding:
Basic and diluted	34,248,585	34,584,384	34,248,585	44,646,568

The accompanying notes are an integral part of these condensed consolidated  financial statements

FOREX INTERNATIONAL TRADING CORP.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30,

	2012	2011
		( Restated )
Cash flows from operating activities:
Net loss	$(339,393)	$(1,124,252)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Recovery of allowance for credit loss	(100,000)	-
Depreciation of property and equipment	4,146	4,303
Amortization of intangible assets	17,560	39,510
Amortization of debt discount	-	36,875
Common shares issued to consultants for services	-	362,000
Loss on settlement of GV Global payable	111,340	-
Changes in assets and liabilities:
Accrued interest on notes receivable	(224)	(32,138)
Accounts receivable and prepaid expenses	(12,750)	(6,764)
Accounts payable and accrued expenses	(123,945)	326,936
Accrued interest on notes payable	49,664	90,785

Net cash used in operating activities	(393,602)	(302,745)

Cash flows from investing activities:
Investment in joint venture	(31,328)	-
Issuance of notes receivable	(15,000)	(150,000)
Collection of short-term and notes receivables	803,926	-

Net cash provided by (used in) investing activities	757,598	(150,000)

Cash flows from financing activities:
Issuance of common stock in private placement	-	28,345
Purchase of shares returned to treasury	-	(10,529)
Repayment of notes payable	(773,732)	-

Net cash (used in ) provided by financing activities	(773,732)	17,816

Net decrease in cash and cash equivalents	(409,736)	(434,929)

Cash and cash equivalents, beginning of period	411,656	460,149

Cash and cash equivalents, end of period	$1,920	$25,220

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$52,855	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Restricted common shares issued to pay certain expenses	$-	$71,736
Conversion of GV Global payable to Series C Preferred Stock	$111,000	$-

Conversion of accrued expense to note payable	$155,242	$-
Note issued to fund acquisition of additional 5% interest in a
private company	$-	$600,000
Issuance of Series A preferred shares to HAM pursuant to share exchange
agreement to acquire an additional 5% in a private company	$-	$1,200,000
Conversion of debt to common shares	$-	$200,000
Cancellation of common shares issued to Forex NYC	$-	$200,000

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

2.      Summary of Significant Accounting Policies

Presentation and Basis of Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of Forex International Trading Corp. and its consolidated subsidiaries (“Forex” or the Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and reports and with the instructions to  Form 10-Q and Rule 10-01 of  Regulation S-X. Accordingly, they do not include all, or include a condensed version of, the information and footnotes required by U.S. GAAP for complete financial statements. The Company believes, however, that the disclosures are adequate to make the information presented not misleading. The Company’s condensed consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations of the Company for the periods shown. Results shown for the interim periods are not necessarily indicative of the results to be obtained for a full fiscal year or for any future period. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the condensed financial statements. Actual results might differ from management’s estimates.

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

As required by U.S. GAAP for long-lived assets, the Company evaluates the fair value of its property and equipment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  Any impairment of value is recognized when the carrying amount of the asset exceeds its fair value.  There were no impairment losses for the three and nine months ended September 30, 2012 and 2011.

Treasury Stock

Treasury stock is recorded at cost.  The re-issuance of treasury shares is accounted for on a first in, first-out basis and any difference between the cost of treasury shares and the re-issuance proceeds are charged or credited to additional paid-in capital.

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

U.S. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur.  Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that would likely be sustained under examination.  The Company had no uncertain tax positions as of September 30, 2012, and is current in its tax filings...

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

Share-Based Compensation

The Company calculates stock-based compensation expense including compensation expense for all share-based payment awards made to employees and directors including employee stock options, stock appreciation rights and restricted stock awards based on their estimated grant date fair values.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense on a straight-line basis over any required service period.  No such expenses were recognized for the three and nine months ended September 30, 2012 and 2011.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings (loss) per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or could otherwise cause the issuance of common stock, such as options, convertible notes and convertible preferred stock, were exercised or converted into common stock or could otherwise cause the issuance of common stock that then shared in earnings (loss).  Such potential additional common shares are included in the computation of diluted earnings per share.  Diluted loss per share has  not been computed for the three and nine months ended September 30, 2012 and 2011 because any potential additional common shares would reduce the reported loss per share and therefore have an antidilutive effect.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The future of the Company is dependent upon its ability to raise equity and debt financing, generate revenues and upon future profitable operations from the development of new business opportunities.  The financial statements do not include any adjustments relating to the recoverability of the Company’s assets or the payment of its liabilities in the event the Company cannot continue in existence.

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated condensed financial statements to conform to the current year’s presentation.

3.      Acquisition and Divestiture/Restatements

Investment in Private Company—Triple 8

On November 17, 2010, the Company entered into a Share Exchange Agreement, which closed on December 30, 2010, to acquire 17,924 common shares, representing 44.9% of the issued and outstanding shares of Triple 8 Limited (“Triple 8”) from A.P. Holdings Limited (“APH”) (the “APH Agreement”).  In consideration for its purchase the Company issued 25,000,000 shares of common stock and a Note Payable (the “APH Note”) in the principal amount of $1,200,000, bearing interest at an annual rate of 6% and convertible into 6 million shares of common stock.  The APH Note was originally due on February 15, 2011.  Concurrently, certain shareholders agreed to surrender 70,000,000 shares of the Company’s common stock for cancellation to avoid diluting the ownership of the other existing shareholders. Following the purchase of Triple 8 shares from APH, the Company entered into another Share Exchange Agreement to acquire 1,996 common shares, or 5% of the issued and outstanding common shares of Triple 8, from the H.A.M. Group Limited (“HAM”).  As a result, the Company’s ownership of Triple 8 increased to 49.9% of the issued and outstanding common shares.  As consideration for its purchase, the Company issued HAM 12,000 shares of Series A Preferred Stock and a 6% Convertible Debenture for $600,000, due September 30, 2011 (the “HAM Note”).  The Series A Preferred Stock has a stated value of $100 per share and is convertible into common stock at a conversion price of $0.30 per share, thus representing 4,000,000 shares of common stock of the Company.

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

•	APH and HAM agreed to return all of their stock holdings to the Company for cancellation.

The Annulment closed on December 7, 2011, and the Company received its initial Triple Payment of $732,000 in cash at that time. Subsequently, the Company received Triple Payments in the aggregate amount of $653,926 for the nine months ended September 30, 2012 per the terms of the agreement.

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

However, in June 2011, Triple 8’s operating subsidiary’s management unilaterally removed the Company’s employee from its Board and asserted its control over business operations.  Since then, the Company has reevaluated its determination that it had acquired control of Triple 8 and that Triple 8 was subject to consolidation as a Variable Interest Entity.  As a result, management  concluded that it never really had control and that the use of the acquisition method of accounting was not appropriate.  Upon reconsideration, management also concluded that Triple 8 was not subject to consolidation as a Variable Interest Entity essentially because the Company had no equity investment at risk.  In coming to these conclusions, the Company considered the following:

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

Presented below are restatements of the statement of operations for the three and nine months ended September 30, 2011 and statements of cash flows for the nine months ended September 30, 2011 to reflect the deconsolidation of Triple 8, a restatement for shares issued for services of $360,000 that had been previously been capitalized and correction of the weighted average common shares outstanding.

FOREX INTERNATIONAL TRADING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

	Three months ended September 30,2011			Nine months ended September 30,2011
	As Previously			As Previously
	Reported	Net Change	As Restated	Reported	Net Change	As Restated
Revenues:
Income from foreign currency operations	$-	$-	$-	$616	$-	$616
Consulting and services	-	-	-	10,000	-	10,000
	-	-	-	10,616	-	10,616
Cost of revenues	-	-	-	-	-	-
	-	-	-	10,616	-	10,616
General and administrative expenses	179,925	454	180,379	702,380	360,454	1,062,834
Loss from operations	(179,925)	(454)	(180,379)	(691,764)	(360,454)	(1,052,218)

Other income (expenses):
Interest expense, net of interest income	(26,216)	-	(26,216)	(72,034)	-	(72,034)
Impairment expense to goodwill from Variable Interests	(24,800,000)	24,800,000	-	(24,800,000)	24,800,000	-
Income from equity interest in Variable Interests	-	-	-	394,309	(394,309)	-
Total other income (expenses)	(24,826,216)	24,800,000	(26,216)	(24,477,725)	24,405,691	(72,034)

(Loss) income before income taxes	(25,006,141)	24,799,546	(206,595)	(25,169,489)	24,045,237	(1,124,252)

Income tax expense	-	-	-	-	-	-

Net (loss) income	$(25,006,141)	$24,799,546	$(206,595)	$(25,169,489)	$24,045,237	$(1,124,252)

Net (loss) income per share:
Basic and diluted	$(0.60)	$0.59	$(0.01)	$(0.61)	$0.58	$(0.03)

Weighted average number of common
shares outstanding:
Basic and diluted	41,428,796	(6,844,412)	34,584,384	41,428,796	3,217,772	44,646,568

FOREX INTERNATIONAL TRADING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2011

	As Previously
	Reported	Net Change	As Restated
Cash flows from operating activities:
Net loss	$(25,169,491)	$24,045,239	$(1,124,252)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation of property and equipment	4,303	-	4,303
Amortization of intangible assets	39,682	(172)	39,510
Amortization of debt discount	38,390	(1,515)	36,875
Common shares issued to consultants for services	-	362,000	362,000
Income fron equity interest in Triple 8 Limited	(394,309)	394,309	-
Impairment expense to goodwill from variable interest	24,800,000	(24,800,000)	-
Change in accounting method for investment in variable interest -
reclassification of goodwill	3,531,487	(3,531,487)	-
Foreign currency adjustment	1,533	(1,533)	-
Changes in assets and liabilities:
Accrued interest on notes receivable	-	(32,138)	(32,138)
Accounts receivable and prepaid expenses	8,075	(14,839)	(6,764)
Other assets	(4,487,375)	4,487,375	-
Secured note and debt discount	51,205	(51,205)	-
Accounts payable and accrued expenses	(2,048,521)	2,375,457	326,936
Other current liabilities	460,767	(460,767)	-
Other liabilities	(75,000)	75,000	-
Accrued interest on notes payable	98,818	(8,033)	90,785

Net cash provided by (used in) operating activities	(3,140,436)	2,837,691	(302,745)

Cash flows from investing activities:
Investment in additional 5% of Triple 8 Limited	(1,800,000)	1,800,000	-
Issuance of a short-term receivable	-	(150,000)	(150,000)

Net cash (used in) provided by investing activities	(1,800,000)	3,600,000	(150,000)

Cash flows from financing activities:
Issuance of common stock in private placement	28,345	-	28,345
Purchase of shares returned to treasury	(10,529)	-	(10,529)
Retirement of common shares to purchase Triple 8 Limited	(25,800,800)	25,800,800	-
Issuance of Series A preferred shares to replace common shares	25,800,080	(25,800,080)	-
Issuance of shares to reduce note	71,736	(71,736)	-
Series A shares issued to fund acquisition of additional 5% of Triple 8 Limited	1,200,000	(1,200,000)	-
Note payable issued to fund acquisition of additional 5% of Triple 8 Limited	600,000	(600,000)	-

Net cash provided by (used in) financing activities	1,888,832	(1,871,016)	17,816

Net increase (decrease) in cash and cash equivalents	(3,051,604)	2,616,675	(434,929)
Cash and cash equivalents, beginning of period	3,078,339	(2,618,190)	460,149

Cash and cash equivalents, end of period	$26,735	$(1,515)	$25,220

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Restricted common shares issued to pay certain expenses	$-	$71,736	$71,736
Note issued to fund acquisition of additional 5% interest in
Triple 8 Limited	$-	$600,000	$600,000
Issuance of Preferred Shares Series A - Triple 8 limited	$25,800,080	$(25,800,080)	$-
Equity interest from Triple 8 limited, YTD	$(25,800,000)	$25,800,000	$-
Impairment expense from variable interest	$394,309	$(394,309)	$-
Issuance of Series A preferred shares to acquire an
additional 5% in Triple 8 Limited	$1,200,000	$-	$1,200,000
Conversion of debt to common shares	$-	$200,000	$200,000
Cancellation of common shares issued to Forex NYC	$-	$200,000	$200,000
Accrued interest on notes payable	$137,276	$137,276	$-
Accrued interest on notes receivable	$32,142	$32,142	$-

4.Notes and Short-term Receivables

At September 30, 2012 and December 31, 2011, notes and short-term receivables, including accrued interest, consisted of:

	2012	2011
Note receivable for annulment of Triple 8 investment	$615,074	$1,269,000	a.
Commercial note receivable, net of allowance
of $100,000	-	50,900	b.
Note receivable - Apel Design	16,124	-	c.

Total notes and short-term receivables	$631,198	$1,319,900

a.
In connection with the Triple 8 annulment agreement, the Company has a short term receivable of $1,269,000 which requires monthly payments of $68,914 in January 2012, $73,214 per month from February 2012 through October 2012, and a final payment of $541,860 in November 2012.  This receivable bears no interest and is the remaining portion, after the initial payment of $732,000, of the total $2,001,000 that Triple 8 agreed to pay the Company under the annulment of the share purchase agreements.  For the nine months ended September 30, 2012 the Company has received payments amounting to $653,926.

b.
Note receivable from Fortune Market Media Inc. (“FTMK”), original principal of $150,000, interest at a 12% annual rate, maturing on February 13, 2012.   FTMK had defaulted on the loan and the Company had established a reserve for loan losses of $100,000 at December 31, 2011. During the nine months ended September 30, 2012 the Company collected the entire amount of the original receivable plus accrued interest. At September 30, 2012 the Company has reflected the reversal of the $100,000 allowance for credit losses that had been established as other income in the accompanying financial statements.

c.
Note receivable from Amit Apel Design, Inc. (“Apel Design”) original principal of $15,000, interest at a 12% annual rate, maturing on August 13, 2012. Subsequently, the parties agreed to extend the maturity of the note to December 31, 2012. The note is secured by Apel Design’s inventory. As of September 30, 2012, the amount owed the Company by Apel including accrued interest is $16,124.

5.      Property and Equipment, Net

Property and equipment consisted of the following as of September 30, 2012 and December 31, 2011:

	Estimated
	Useful
	Lives	2012	2011
Computers and equipment	3 years	$12,539	$12,539
Furniture	7 years	9,430	9,430
		21,969	21,969
Less accumulated depreciation		12,171	8,025
		$9,798	$13,944

Depreciation expense was $4,146 and $4,303 for the nine months ended September 30, 2012 and 2011, respectively.

6.      Other Assets

Other assets consisted of the following as of September 30, 2012 and December 31, 2011:

	2012	2011
White label licensing and websites	$-	$17,560
Investment in joint venture	31,328	-

	$31,328	$17,560

Websites development, net

On April 19, 2010, the Company entered into a Software Licensing Agreement whereby the Company licensed proprietary trading software (the “Software”) for the purpose of developing a Forex Trading Platform and introducing prospective clients (“End Users”).  In return, the Company received a newly created website, at cost of $105,359.  The cost of the website includes the vendor’s normal set-up fee plus payroll costs and consulting fees incurred by the Company relating to the development of internal use software.  The total cost of $105,359 cost was capitalized and is being amortized over a 2-year life. At September 30, 2012, the asset has been fully amortized. Amortization expense amounted to $17,560 and $39,510 for the nine months ended September 30, 2012 and 2011, respectively.

Investment in Joint Venture

On February 13, 2012, Direct JV Investments Inc (“Direct JV”), a wholly-owned subsidiary of the Company (“Direct JV”), entered into a Joint Venture Agreement with Vulcan Oil & Gas Inc. (“Vulcan”), whereby the Company will from time to time provide financing to certain Vulcan alternative, green and solar energy projects (the “Projects”) with the goal of sharing in any rebates awarded by the government on any of the Projects.  For all the Projects in the U.S. residential market, profits and losses of each of the Projects will be allocated at the conclusion of each fiscal year at a ratio of 60% to Vulcan and 40% to the Company.  For all other projects, the profit and loss allocation will be determined on a case by case basis.  There is no guarantee that the Projects will generate any revenues. As of September 30, 2012, Direct JV advanced Vulcan $31,328 per the agreements on specific projects.

On September 30, 2012, Vulcan entered into a cooperative joint venture with two other companies to forrn the entity Project Day4 Marketing (“PD4M”), Vulcan’s share of PD4M’s profits and losses is 40%. Per the joint venture agreement formed between the Company and Vulcan, the Company’s share of Vulcan’s profits and losses is 40%. Therefore, the Company’s share of the profits and losses for PD4M is 16%.

The Company had no income or loss from the joint ventures for the nine months ended September 30, 2012.

7.           Notes Payable

At September 30, 2012 and at December 31, 2011, notes payable and accrued interest consisted of:

	2012	2011
Rasel notes payable and accrued interest	$139,301	$135,548
Glendon note payable	155,242	-
Cordelia note payable and accrued interest	279,123	1,006,944

	$573,666	$1,142,492

Rasel LTD - Convertible Notes Payable

On October 6, 2009 the Company signed a note payable for $25,000 to Rasel due on October 6, 2010 bearing interest at 4% per annum.  The proceeds were used to pay for half of existing accounts payable for legal fees incurred at the Company’s inception.  On October 20, 2009 the Company signed a note payable for $50,000 payable to Rasel due on October 20, 2010 bearing interest at 4% per annum.  These proceeds were used to pay for startup costs, audit fees and future expenses.  On January 22, 2010 the Company signed a note payable for $50,000 payable to Rasel due on October 30, 2011 bearing interest at 4% per annum.  These proceeds were used for working capital and expenditures.  On January 22, 2010 the Company signed an amendment to extend the maturity date of the promissory notes in the amount of $25,000 and $50,000 dated October 6, 2009 and October 20, 2009, respectively, to October 30, 2011.  On March 2, 2011 the Company and Rasel agreed to extend the maturity of all notes to December 31, 2012 in consideration of adding a conversion feature to the notes with either a 5% discount to the market price or a fixed price of $0.60.  The extension of maturity was effective as of December 30, 2010.

The balance of the notes as of September 30, 2012 and December 31, 2011was $139,301 and $135,548, respectively, which includes accrued interest in the amounts of $14,301 and $10,548 at September 30, 2012 and December 31, 2011, respectively.

Glendon Note Payable

On September 30, 2012, the Company converted a payable in the amount of $155,242 to a note payable. This note bears annual interest at 10%, and matures on December 31, 2012.

Cordelia (CDOO) Note Payable

The Company entered into a settlement agreement to annul its purchase of Triple 8 stock and issued a new promissory note to CDOO in the principal amount of $1,000,000.  The CDOO note bears interest at the rate of ten percent (10%) per annum and is due and payable in full on November 30, 2012.  Payments made for the nine months ended September 30, 2012 amounted to $$773,732  of which $45,911 was for accrued interest. The balance due at September 30, 2012 on the CDOO note is $279,123.   The balance due as of December 31, 2011 on the CDOO note was $1,006,944, which included accrued interest in the amount of $6,944.

8.      Stockholders’ Equity

Authorized Shares

The Company has 400,000,000 authorized shares of its $0.00001 par value common stock and 20,000,000 shares of its $0.00001 par value Preferred Stock Series  B as of September 30, 2012 and December 31, 2011. On September 26, 2012, the Company authorized 10,000  Preferred Stock Series C shares, par value $0.00001.

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

There were no common stock issuances for the nine months ended September 30, 2012.

Treasury Stock

On April 25, 2011, the Company issued a press release announcing that its Board of Directors approved a share repurchase program.  Under the program, the Company is authorized to purchase up to 1,000,000 of its shares of common stock in open market transactions at the discretion of management.  All stock repurchases will be subject to the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended and other rules that govern such purchases.  As of September 30, 2012 and December 31, 2011, the Company had repurchased 38,000 of its common shares in the open market, which were returned to treasury.

Series A Preferred Shares (cancelled in December 2011)

The Series A Preferred Stock was issued as a part of the Share Exchange Agreements relating to the Triple 8 purchase and had a stated value of $100 per share and was convertible into the Company’s common stock at a conversion price of $0.30 per share representing 4,000,000 shares of common stock.  The Series A Preferred Stock voted on an as-converted basis multiplied by three and carried standard anti-dilution rights.  The Series A Preferred Stock did not carry preferential liquidation rights.  As part of the annulment of the Triple 8 Share Exchange Agreements share all of the outstanding Series A Preferred shares were returned to the Company and the stock has been canceled.

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

The Series B Preferred Stock has a stated value of $100 per share and is convertible into the Company’s common stock at a conversion price of $0.30 per share representing 15,000,000 common shares. Furthermore, the Series B Preferred Stock votes on an as converted basis and carries standard anti-dilution rights. These rights were subsequently removed, except in cases of stock dividends or splits.

Series C Preferred Shares

On April 29, 2011, GV Global Communications, Inc. (“GV”) provided funding to the Company in the aggregate principal amount of $111,000 (the “Loan”).  On September 25, 2012, the Company and GV entered into a Conversion Agreement pursuant to which the Company agreed to convert the Loan into 10,000 shares of Series C Preferred Stock of the Company, which was approved by the Board of Directors.

Each share of Series C Preferred Stock is convertible, at the option of GV, into such number of shares of common stock of the Company as determined by dividing the Stated Value (as defined below) by the Conversion Price (as defined below).  The Conversion Price for each share is equal to a 50% discount to the average of the lowest three lowest closing bid prices of the Company’s common stock during the 10 day trading period prior to the conversion with a minimum conversion price of $0.001.  The stated value is $11.00 per share (the “Stated Value”).  The Series C Preferred Stock has no liquidation preference, does not pay dividends and the holder of Series C Preferred Stock shall be entitled to one vote for each share of common stock that the Series C Preferred Stock shall be convertible into.   GV has contractually agreed to restrict its ability to convert the Series C Preferred Stock and receive shares of the Company's common stock such that the number of shares of the Company's common stock held by it and its affiliates after such conversion does not exceed 4.9% of the then issued and outstanding shares of the Company's common stock.

The issuance of the Series C Preferred Stock was made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder.  GV is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

9.      Related Parties

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the party in making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences.

On January 18, 2011, Liat Franco was appointed by the Company to serve as the Secretary of the Company.  For her services during her term as Secretary, the Company is to issue Ms. Franco 15,000 shares of common stock of the Company, which will have a restrictive legend under the Securities Act of 1933, as amended.  In the event Ms. Franco’s employment agreement is extended, then the number of shares of common stock will be determined by dividing $6,000 by the market price on the first trading day of the term.  On November 15, 2011, Ms. Franco was appointed by the Company to serve as the Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a director of the Company.  The Board of Directors elected to appoint Ms. Franco, who is an attorney licensed in the United States and Israel, as an executive officer and director to handle the Triple 8 settlement agreement.  As of September 30, 2012, no Company shares had been delivered.  On April 23, 2012, Ms. Franco resigned as an executive officer of the Company, but continued on as Director of the Board and Secretary of the Company.  On May 23, 2012, Ms. Franco resigned as Director of the Company to pursue other interests.

Effective January 2, 2012, Erik Klinger was appointed by the Company to serve as the Chief Financial Officer, on a part-time basis, and a Director of the Company.  A company controlled by Mr. Klinger receives a monthly fee of $3,500 for his services.

As of December 31 2011 the Company owed Ms. Franco $50,000, a company controlled by Mr. Klinger $6,500 and the former CEO $17,409. As of March 31, 2012 Ms. Franco was paid in full, and the Company owed the former CEO $2,409.  As of September 30, 2012, the payables outstanding have been paid in full, and the Company had accrued directors’ fees of $15,321, $15,321 and $4,159 to Ms. Franco, Mr. Glass, and Mr. Reich, respectively (recorded in accounts payable and accrued expenses), which will be settled in cash.

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

On or about June 13, 2011 the Company initiated a complaint against an individual and website for defamation, intentional interference with prospective economic advantage, negligent and violations of business and professions codes.  The Complaint was filled with the Superior Court of the State of California - County of San Diego.  On August 22, 2011, the defendants filed a notice of motion to strike the complaint under the anti-slapp statute.  On September 14, 2011, the Company submitted a request for dismissal, without prejudice to the court.  On January 20, 2012 the court heard the defendants’ motion (where the Company failed to appear) and the judge ruled in favor of the defendant and awarded attorney fees and court costs in the amount of $21,462. The Company filed a motion to vacate the judgment and the motion was vacated..

On or around September 14, 2012, the judged awarded the defendant $12,000 in fees. The Company believes it is owed approximately the same amount by buying  the interest in a different lawsuit which  involved the same defendant. In that lawsuit, the rights to attorney fees and costs were awarded to the Company. The Company believes that the amounts due them from that particular lawsuit approximately equals the amount that it owes to satisfy the judgment against them.

11.      Per Share Information

Loss per share

Basic loss per share of common stock is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding.  Diluted loss per share of common stock (“Diluted EPS”) is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents and convertible securities then outstanding.  At September 30, 2012 and September 30, 2011 (restated), there were 26,232,169 and 11,005,071, respectively, of potentially dilutive common stock equivalents outstanding.  The potentially dilutive common stock equivalents at September 30, 2012 arise from (x) the issuance on December 7, 2011 of 45,000 Series B Preferred Shares which are convertible into 15 million shares, (y) the issuance of the Rasel note which is convertible into 230,068 shares, and (z) the issuance of 10,000 Series C Preferred Shares having a stated value of $100 per share which are convertible into 11,000,000 common shares, given recent market prices, and notwithstanding a restriction against owning more than 4.99% of the Company’s stock.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share.

12.      Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the accompanying condensed consolidated financial statements became available to be issued. There are no subsequent events to be disclosed at this time.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three and nine months ended September 30, 2012. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2011 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

This section of the report should be read together with Notes of the Company consolidated financials. The consolidated statements of operations for the three and nine month periods ended September 30, 2012 and September 30, 2011 are compared (subject to the above description and the restatement of the financials for the period ended September 30, 2011 – as detailed in footnote 3 and in this report) in the sections below:

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

Following the purchase of Triple 8 shares from APH, we entered into another Share Exchange Agreement to acquire 1,996 common shares, or 5% of the issued and outstanding common shares of Triple 8, from the H.A.M. Group Limited (“HAM”).  As a result, our ownership of Triple 8 increased to 49.9% of the issued and outstanding common shares.  As consideration for its purchase, Forex issued HAM 12,000 shares of Series A Preferred Stock and a 6% Convertible Debenture for $600,000, due September 30, 2011 (the “HAM Note”).  The Series A Preferred Stock has a stated value of $100 per share and is convertible into our common stock at a conversion price of $0.30 per share, thus representing 4,000,000 shares of common stock of the Company.

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

•	APH and HAM agreed to return all of their stock holdings to the Company for cancellation.

The Annulment closed on December 7, 2011, and the Company received its initial Triple Payment of $732,000 in cash at that time. Subsequently, the Company received Triple Payments in the aggregate amount of $653,926 for the nine months ended September 30, 2012 per the terms of the agreement.

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

The Company has also considered the use of the equity method and the cost method of accounting in connection with the Share Exchange Agreement transactions for the purchase of Triple 8.  Generally, U.S. GAAP requires that investments in common stock or in entities, over which the investor can exercise significant influence, but not control, be accounted for using the equity method.  Otherwise, an investment should be accounted for at cost. In addition, the Company believes that its investment in Triple 8 should be accounted for at cost during the period from the closing of the APH Agreement through to the date of the annulment agreement.  While the Company did not have significant influence over Triple 8 during that period, the counterparties to the annulment agreement acknowledged the Company’s investment by entering into the annulment agreement.  Therefore, these financial statements have been restated to present the investment in Triple 8 on a cost basis, as cost being determined by the market value of the Company’s stock paid and the stated value of the note payable issued under the APH Agreement.  The gain on settlement of Triple 8 is accounted for as other income in the 2011 statement of operations.

This section of the report should be read together with Notes of the Company’s consolidated financials as well as the other matters described in this filing.

Results of Operations:

Three months ended September 30, 2012 and 2011

A comparison of the consolidated statements of operations for the three months ended September 30, 2012 and 2011 is as follows:

Revenues:
The following table summarizes our revenues for the three months ended September 30, 2012 and 2011:

Three months ended September 30,	2012	2011
Total revenues	$0	$0

The Company had no revenues in both periods.

Operating expenses:
The following table summarizes our operating expenses for the three months ended September 30, 2012 and 2011:

Three months ended September 30,	2012	2011
Total operating expenses	$49,733	$180,379

The Company had significant operating costs (including professional and consulting fees, compensation and travel costs) associated with the Company’s involvement with Triple 8 for the third quarter ended 2011, as compared to the same period in 2012. In addition, the Company recorded lower advertising expense in the third quarter of 2012, and salaries were lower due to the departure of the former CEO.

Other income (expenses):

The following table summarizes our other income (expenses) for the three months ended September 30, 2012 and 2011:

Three months ended September 30,	2012	2011
Interest income	$4,065	$21,406
Interest expense	(16,101)	(47,622)
Net interest expense	(12,036)	(26,216)
Other income (expenses) - net	111,340	-
	$(123,376)	$(26,216)

On November 1, 2011, the Company swapped its existing convertible notes outstanding to Series B Preferred Stock.  The Series B Preferred Stock has a stated value of $100 per share and is convertible into our common stock at a conversion price of $0.30 per share representing 15,000,000 shares of common stock. Interest expense in fiscal 2012 is lower as a result of exchanging the convertible debt for Preferred Series B Shares.  On April 29, 2011, GV Global Communications, Inc. (“GV”) provided funding to the Company in the aggregate principal amount of $111,000 (the “Loan”).  On September 25, 2012, the Company and GV entered into a separate conversion agreement pursuant to which the Company agreed to convert the loan into 10,000 shares of Series C Preferred Stock of the Company, which resulted in a loss on settlement of debt in the amount of $111,340 and is reflected in other income (expenses).

Nine months ended September 30, 2012 and 2011 Results of Operations:

A comparison of the consolidated statements of operations for the nine months ended September 30, 2012 and 2011 is as follows:

Revenues:
The following table summarizes our revenues for the nine months ended September 30, 2012 and 2011:

Nine months ended September 30,	2012	2011
Total revenues	$7,106	$10,616

The Company earned insignificant revenues in both periods.

Operating expenses:
The following table summarizes our operating expenses for the nine months ended September 30, 2012 and 2011:

Nine months ended September 30,	2012	2011
Total operating expenses	$287,703	$1,062,834

The Company had significant operating costs (including professional and consulting fees, compensation and travel costs) associated with the Company’s involvement with Triple 8 for the nine months ended September 30, 2011, as compared to the same period in 2012. In addition, the Company recorded lower advertising expense in the first nine months of 2012, and salaries were lower due to the departure of the former CEO.

Other income (expenses):
The following table summarizes our other income (expense) for the nine months ended September 30, 2012 and September 30, 2011:

Nine months ended September 30,	2012	2011
Interest income	$4,065	$21,406
Interest expense	(51,521)	(93,440)
Net interest expense	(47,456	(72,034)
Other income (expenses) - net	(11,340)	-
	$(58,796)	$(72,034)

On November 1, 2011, the Company swapped its existing convertible notes outstanding to Series B Preferred Stock.  The Series B Preferred Stock has a stated value of $100 per share and is convertible into our common stock at a conversion price of $0.30 per share representing 15,000,000 shares of common stock.  Interest expense in fiscal 2012 is e lower as a result of exchanging the convertible debt for Preferred Series B Shares.  On April 29, 2011, GV provided the Loan to the Company.  On September 25, 2012, the Company and GV entered into a separate Conversion Agreement pursuant to which the Company agreed to convert the Loan into 10,000 shares of Series C Preferred Stock of the Company, which resulted in a loss on settlement of debt in the amount of $111,340. In the second quarter of 2012, we recorded a $100,000 recovery of a previously written off note receivable. We recorded a recovery of allowance for credit losses of $100,000 in the second quarter of 2012 when we received full collection of a $150,000 note that previously had been reserved for.

Liquidity and Capital Resources

Our cash and cash equivalents were $1,920 and $411,656 for the periods ended September 30, 2012 and  December 31, 2011, respectively, a decrease of $409,736.

Cash used by operating activities for the nine months ended September 30, 2012 and 2011 was $(393,602), and $(302,745), respectively. The primary reason for the use of cash in operations was the net loss incurred at September 30, 2012 and 2011; respectively   Additionally, for the nine months ended September 30, 2012, the Company recorded a non cash loss on the settlement of a note payable converted to Series C preferred stock, and reduced its accounts payable and accrued expenses.  For the period ending September 30, 2011, the Company had non- cash issuances of common shares of $362,000 for services, as well as an increase in its accounts payable and accrued expenses.

Cash provided by (used in) investing activities for the nine months ended September 30, 2012 and 2011 was $757,598 and $(150,000), respectively. During the nine months ended September 30, 2012, the Company collected a $150,000 note receivable and $653,926 from the settlement  of the Triple 8 investment, and invested $31,328 in a joint venture in the solar industry. The Company issued a short-term receivable of $15,000 for the nine months ended September 30, 2012.

Cash (used in) provided by financing activities for the nine months ended September 30, 2012 and 2011 was $(773,732) and $17,816, respectively.  During the nine months ended September 30, 2012, the Company paid $773,732 to reduce the Cordellia note balance. During the first quarter of 2011, the Company received $28,345 in proceeds from the private placement which began in December 2010 and bought back treasury shares in the amount of $10,529.

On February 13, 2012, Direct JV Investments Inc (“Direct JV”), a wholly-owned subsidiary of the Company (“Direct JV”), entered into a Joint Venture Agreement with Vulcan Oil & Gas Inc. (“Vulcan”), whereby the Company will from time to time provide financing to certain Vulcan alternative, green and solar energy projects (the “Projects”) with the goal of sharing in any rebates awarded by the government on any of the Projects.  For all the Projects in the U.S. residential market, profits and losses of each of the Projects will be allocated at the conclusion of each fiscal year at a ratio of 60% to Vulcan and 40% to the Company.  For all other projects, the profit and loss allocation will be determined on a case by case basis.  There is no guarantee that the Projects will generate any revenues. As of September 30, 2012, Direct JV advanced Vulcan $31,328 per the agreements on specific projects.

On September 30, 2012, Vulcan entered into a cooperative joint venture with two other companies to form the entity Project Day4 Marketing (“PD4M”), Vulcan’s share of PD4M’s profits and losses is 40%. Per the joint venture agreement formed between the Company and Vulcan, the Company’s share of Vulcan’s profits and losses is 40%. Therefore, the Company’s share of the profits and losses for PD4M is 16%.

The Company had no income or loss from the joint ventures for the nine months ended September 30, 2012.

Vulcan, in connection with its solar activities, imported from Canada approximately 50KW of solar panels (“Basis Inventory”) during the third quarter of 2012. Vulcan intends to commence marketing the Basis Inventory through cooperative agreement with third parties, with which the Company is not affiliated, and its own operation, in order to penetrate the Los Angeles market. Vulcan estimates that its cost for penetrating the market will be approximately $135,000 per month, and its costs consist of a small direct sales force, promotional expense, and overhead expenses.

The Company intends to invest approximately $242,000 by the end of the year in Vulcan to partially offset Vulcan’s expenses incurred in penetrating the Los Angeles market. The Company may invest up to $750,000 more in the Joint Venture in the next 12 months, depending on how quickly revenues ramp up. The subsequent investment may be a combination of cash and securities, and will be determined taking into account market conditions at the time that the investment is made.

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

The investment in Vulcan is expected to generate profit and loss activity in 2013, which may partially offset our need to raise funds to generate operating capital. Our investment in Vulcan will be offset by extending the maturity of the Glendon and Rasel notes payable. As of September 30, 2012, we cannot guarantee our ability to be able to extend the maturity of those notes at yearend.

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

The balance of the Rasel notes including accrued interest as of September 30, 2012 is $139,301.

Glendon Note Payable

On September 30, 2012, the Company converted a payable in the amount of $155,241 to a note payable. This note bears annual interest at 10%, and matures on December 31, 2012.

Cordellia d.o.o.:
In order to expedite the closing of the Triple 8 Annulment, the Company, A.P. Holdings (“APH")  H.A.M. Group Limited (“HAM“) and Cordellia d.o.o., a Croatian company ("CDOO"), third party which is not affiliated with the Company, entered into a Settlement and Foreclosure Agreement (the "Settlement Agreement"), whereby the Company provided CDOO, as the assignee of HAM and APH, with the ability to foreclose on all shares of Triple 8 held by the Company in consideration of the termination of the APH Note and the HAM Note, which were in default, and the issuance of a new promissory note in the name of CDOO in the principal amount of $1,000,000 (the "CDOO Note"). The CDOO note bears interest at the rate of ten percent (10%) per annum and is due and payable in full on November 30, 2012. In the event that Triple 8 fails to make the Triple Payments, then the amount payable under the CDOO Note shall be reduced by half of the amount of the missed payment.

The balance of the CDOO note including accrued interest as of September 30, 2012 is $279,123.

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

As a smaller reporting company, without material revenues, the Company does not have the resources to install a dedicated staff with deep expertise in all facets of SEC disclosure and U.S. GAAP compliance. As is the case with many smaller reporting companies, the Company will continue to work with its external auditors and attorneys as it relates to new accounting principles and changes to SEC disclosure requirements. The Company has found that this approach worked well in the past and believes it to be the most cost effective solution available for the foreseeable future.  The Company will conduct a review of existing sign-off and review procedures as well as document control protocols for critical accounting spreadsheets. The Company will also increase management's review of key financial documents and records.

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

Changes in Internal Control over Financial Reporting

Other than as set forth above, there were no changes in the Company’s internal controls over financial reporting during the fiscal period ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On January 20, 2012 the court heard the defendant’s motion (the Company failed to appear) and the judge ruled in favor of the defendant as a default judgment and awarded attorney fees and court costs in the amount of $21,462.  The Company filed a motion to vacate the judgment and the motion was vacated.

On or around September 14, 2012, the judged awarded the defendant $12,000 in fees. The Company believes it is owed approximately the same amount by buying  the interest in a different lawsuit which  involved the same defendant. In that lawsuit, the rights to attorney fees and costs were awarded to the Company. The Company believes that the amounts due them from that particular lawsuit approximately equals the amount that it ows to satisfy the judgement against them.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Issuances of Unregistered Securities

The Company has not sold securities during the quarter ended September 30, 2012 that were not registered under the Securities Act of 1933, as amended.

Repurchase of Equity Securities by the Issuer

On April 25, 2011, the Company issued a press release announcing that its Board of Directors approved a share repurchase program.  Under the program, the Company is authorized to purchase up to 1,000,000 of its shares of common stock in open market transactions at the discretion of management.  All stock repurchases will be subject to the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended and other rules that govern such purchases.  As of September 30, 2012 and as of December 31, 2011, the Company repurchased 38,000 of its common shares in the open market, which were returned to treasury.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

 None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation of Forex International Trading Corp. (6)
3.2	Bylaws of Forex International Trading Corp. (6)
3.3	Certificate of Designation for Series A Preferred Stock (14)
3.4	Certificate of Designation for Series B Preferred Stock (21)
3.5	Certificate of Designation – Series C Preferred Stock (22)
3.6	Amendment to the Certificate of Designation for the Series B Preferred Stock
3.7	Amendment to the Certificate of Designation for the Series C Preferred Stock
4.1	Convertible Promissory Note issued by the Company to ATL dated July 8, 2010 (3)
4.2	Secured and Collateralized Promissory Note issued by ATL to the Company dated July 8, 2010 (3)
4.3	Collateral and Security Agreement by and between Forex International Trading Group and ATL dated July 7, 2010 (3)
4.4	Promissory Note issued to Rasel Ltd. Dated October 6, 2009(7)
4.5	Promissory Note issued to Rasel Ltd. Dated October 20, 2009 (7)
4.6	Letter Agreement between Rasel Ltd. and Forex International Trading Corp. dated January 22, 2011 (8)
4.7	Letter Agreement by and between Forex International Trading Group and ATL dated November 8, 2010(9)
4.8	6% Convertible Note issued to APH (11)
4.9	6% Convertible Debenture issued to HAM dated April 5, 2011 (14)
4.10	Promissory Note dated November 30, 2011 issued to Cordellia d.o.o. in the amount of $1,000,000 (18)
10.1	Software Licensing Agreement dated April 12, 2010, by and between Forex International Trading Corp and Triple (1)
10.2	Employment Agreement dated April 23, 2010, by and between Forex International Trading Corp and Darren Dunckel (2)
10.3	Letter Agreement by and between Forex International Trading Corp. and Anita Atias, dated July 29, 2010 (4)
10.4	Letter Agreement by and between Forex International Trading Corp. and Stewart Reich, dated July 29, 2010 (4)
10.5	Letter Agreement by and between Forex International Trading Corp. and Mr. William Glass, dated August 6, 2010 (5)
10.6	Share Exchange Agreement by and between Forex International Trading Corp. and APH (10)
10.7	Letter Agreement by and between Forex International Trading Corp., APH, Medirad Inc. and Rasel Ltd. (11)
10.8	Letter Amendment by and between Forex International Trading Corp. and William Glass, dated March 4, 2011 (13)
10.9	Letter Amendment by and between Forex International Trading Corp. and Stewart Reich, dated March 4, 2011 (13)
10.10	Employment Agreement by and between Forex International Trading Corp. and Liat Franco, dated March 7, 2011 (13)
10.11	Agreement between Forex International Trading Corp. and APH dated April 5, 2011 (14)
10.12	Conversion Agreement between MP and Forex International Trading Corp. dated April 5, 2011 (14)
10.13	Share Exchange Agreement between Forex International Trading Corp. and dated April 5, 2011 (14)
10.14
Agreement to Unwind and Mutual Release dated as of July 11, 2011 by and between Forex International Trading Corp., Forex NYC and Wheatley Investment Agreement by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)

10.15	Registration Rights Agreement with Centurion by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)
10.16	Intentionally Left Blank
10.17	Settlement Agreement by and between Forex International Trading Corp., A.T. Limited, Watford Holding Inc. and James Bay Holdings, Inc. dated November 1, 2011 (17)
10.18	Settlement and Foreclosure Agreement between Forex International Trading Corp., AP Holdings Limited, H.A.M Group Limited and Cordellia d.o.o.(18)
10.19	Annulment of Share Purchase Agreement dated December 5, 2011 between Triple 8 Limited, AP Holdings Limited, H.A.M Group Limited and 888 Markets (Jersey) Limited (18)
10.20	Promissory Note issued to Forex International Trading Corp. dated December 13, 2011 (19)
10.21	Stock Pledge Agreement executed by Fortune Market Media Inc. dated December 13, 2011 (19)
10.22	Conversion Agreement between the Company and GV Global Communications, Inc. (22)
21.1	List of Subsidiaries (20)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2010

(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 28, 2010

(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 13, 2010

(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 3, 2010

(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 9, 2010

(6)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 9, 2009.

(7)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on November 2, 2009.

(8)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on January 29, 2010.

(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 22, 2010

(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 17, 2010

(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2011

(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 2, 2011

(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 9, 2011

(14)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 6, 2011

(15)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 20, 2011

(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 29, 2011

(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 9, 2011

(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 12, 2011

(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 16, 2011

(20)	Incorporated by referenced to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 13, 2012

(21)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 14, 2012

(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 27, 2012.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

FOREX INTERNATIONAL TRADING CORP. (Registrant)

Date: November 20, 2012	By:	/s/ Robert Morris Price
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

SIGNATURE	NAME	TITLE	DATE

/s/Robert Morris Price	Robert Morris Price	Director, CEO, President and Treasurer	November 20, 2012

/s/ Erik Klinger	Erik Klinger	Director and CFO	November 20, 2012