Form 10-K
period 2012-12-31
Forex International Trading Corp.
filed 2013-04-15
CIK 1471781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
 1934

For the fiscal year ended: December 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

Commission File Number: 000-54530

FOREX INTERNATIONAL TRADING CORP.

(Exact name of registrant as specified in its charter)

Nevada	27-0603137
State or other jurisdiction of	I.R.S. Employer Identification Number
incorporation or organization

2506 Campbell Place, Kensington MD 20895-3131
(Address of principal executive offices)

Issuer's telephone number: 888-426-4780
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☒ No ☐

The market value of our common stock held by non-affiliates was approximately $311,286 which is computed using the closing price as of the last business day of the registrant’s most recently completed second quarter of $0.009.

As of April 15, 2013, 38,888,585 shares of common stock, $.00001 par value per share, of the registrant were outstanding.

Documents incorporated by reference:  None

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

PART I

ITEM 1. BUSINESS

General
Forex International Trading Corp and its subsidiary (“Forex”, “FXIT”, or the “Company”), a Nevada corporation, had been principally engaged in offering consulting for foreign currency market trading to non-US resident clients, professionals and retail clients. At December 31, 2012, the Company was focused on consulting in the trading of foreign currency, as well as reviewing and facilitating acquisitions of companies with promising business models. In some cases, those acquisitions may be outside the foreign exchange industry.

The Company’s common stock trade on the Over the Counter Bulletin Board (OTCQB & OTCBB: FXIT). The Company’s headquarters is located at 2506 Campbell Place, Kensington MD 20895-3131. The CUSIP number for the Company is 34631J104 and the ISIA number for FXIT is US34631J1043.

Overview and Material Events
The Company was incorporated on July 22, 2009 under the laws of the State of Nevada. On September 9, 2009, the Company filed Form S-1 Registration Statement for registration of securities under the Securities Act of 1933 with the SEC, which became effective on March 5, 2010.

On April 19, 2010, the Company entered into a Software Licensing Agreement with Triple 8 Limited (“Triple 8”) which is a currency trading platform organized under the laws of Cyprus. The agreement dated April 12, 2010, whereby the Company licensed Triple 8’s proprietary trading software (the “Software”) for the purpose of developing a Forex Trading Platform and introducing prospective clients (“End Users"). Triple 8 created a website for the Company under the domain www.4xint.com which is blocked for US and Canadian clients. The Company maintains a corporate website under the domain www.forex-international-trading.com.

On November 17, 2010, the Company entered into a Share Exchange Agreement (the “APH Agreement”) with a third party foreign company, A.P. Holdings Limited (“APH”), pursuant to which the Company agreed to acquire 17,924 ordinary shares of Triple 8 (“Triple 8” or “Asset” or “Operation Unit”).  The securities acquired from APH represented approximately 45% of the issued and outstanding securities of the Triple 8.   Pursuant to the APH Agreement, in consideration for the securities of Triple 8 the Company agreed to issue 36,000,000 shares of common stock of the Company as well as a 6% Convertible Note in the principal amount of $1,200,000 due February 15, 2011 (the “APH Note”).  On December 30, 2010, the Company and APH entered into an amendment to the APH Agreement whereby the number of shares to be delivered by the Company was reduced from 36,000,000 to 25,000,000.  Furthermore, on December 30, 2010, in order to expedite the transaction and avoid further dilution of the existing shareholders, Medirad Inc. and Rasel Ltd., both shareholders of the Company, have agreed to return an aggregate of 70,000,000 shares of common stock to the Company for cancellation upon closing of the APH Agreement. The above transaction closed on December 30, 2010.

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

As previously disclosed in the Company’s Quarterly Report for the quarters ended September 30, 2011 and June 30, 2011, the HAM Note and the APH Note were in default and the parties were negotiating a further extension of the maturity date of the HAM Note and the APH Note.  The APH Note was assigned to a third party. On September 29, 2011, the Company received a formal notice of default from the holders of the HAM Note and the APH Note demanding payment of the notes and advising that they intend to take immediate legal action against the Company.  As a result of the default, the holder of the APH Note was entitled to demand the delivery of shares of Triple 8 held by the Company as consideration for the cancellation of the APH Note and the return of shares of common and preferred shares, which the Company used to pay for the acquisition. In order to avoid costly litigation and the potential detrimental impact of a judgment to the Company as a result of two defaults, the Company agreed to enter into that certain Annulment of Share Purchase Agreement with Triple 8, APH, HAM and 888 Markets (Jersey) Limited dated December 6, 2011 (the "Annulment") whereby, as a result of the parties agreement to unwind the ownership interest in Triple 8, Triple 8 agreed to pay the Company $2,001,000 over time with the initial payment of $732,000 within three days of the Annulment, $68,214 in January 2012, $73,214 per month from February 2012 through October 2012 and final payment of $541,860 in November 2012 (the "Triple Payments"). If Triple 8 fails to make any of the Triple Payments for a period of 60 days and Triple 8 will transfer 17,924 ordinary shares of Triple 8 (representing approximately 44.9% of Triple) to the Company and Triple 8 will not be entitled to have the previous Triple 8 Payments returned. On December 7, 2011, the Annulment closed and the Company received from Triple cash in the amount of $670,000 and additional amount of approximately $62,000 from Paragonex Limited. As such, the effective date of closing was December 7, 2011.

Since the unwinding of the Triple 8 transaction at the end of 2011, the Company decided to exit the trading business because of the unsuccessful integration of Triple 8 into the Company’s activities, and the highly regulated and competitive nature of that business. The Company was also blocked from doing business in the US, which is one of the world’s largest markets for those services. At December 31, 2012, the Company was focused on consulting in the trading of foreign currency, as well as reviewing and facilitating acquisitions of companies with promising business models. In some cases, those acquisitions may be outside the foreign exchange industry.

On December 28, 2011, the Company formed Direct JV Investments Inc., a Nevada corporation, which is a wholly owned subsidiary of the Company (“DirectJV”). For the period December 28, 2011 to December 31, 2011, Direct JV was inactive. In 2012, DirectJV’s business activities were to review acquisitions of companies with promising business models into the Company.

On February 13, 2012, DirectJV entered into a Joint Venture Agreement (the "JV Agreement") with Vulcan Oil & Gas Inc. ("Vulcan"), whereby the Company would from time to time provide financing to certain Vulcan alternative, green and solar energy projects (the "Projects") with the goal of sharing in any rebates awarded by the government on any of the Projects. Pursuant to the JV Agreement, JV provided Vulcan with $68,000 in cash (the “Funding") and credit for inventory valued at $31,327.93 for a total investment value of $99,327.93 (the "Investment").

On January 7, 2013, effective December 31, 2012, the Company, DirectJV and Vulcan entered an agreement (the "Agreement") pursuant to which the DirectJV Agreement was terminated, the Company issued to Vulcan a 4% convertible promissory note in the principal amount of $500,000 (the "Forex Note") and Vulcan issued to the Company a 10% Secured Promissory Note in the principal amount of $400,000 (the "Vulcan Note" and collectively with the Forex Note, the "Notes") in consideration of the Forex Note. On December 31, 2012, the Investment of $99,327.93 was written off.

The Forex Note maturity date is December 31, 2013, which can be extended by the Company for an additional one year at which point the 4% interest rate will increase to 10% per annum. The Forex Note may be prepaid without penalty. The Forex Note conversion price is the Variable Conversion Price, which is defined as 50% multiplied by the average of the lowest three trading prices of the Company's common stock on the OTCBB during the 10 day trading period ending on the latest complete day of trading on the OTCBB prior to the date of conversion. The Variable Conversion Price cannot be less than $0.002. At no time will Vulcan convert any amount of the Forex Note into common stock that would result in Vulcan owning more than 4.99% of the common stock outstanding of the Company.

The Vulcan Note has a 10% one-time interest charge on the principal sum. The interest rate will be increased by an additional 4% per annum (e.g. 14% per annum) in the event the principal is not paid by the December 31, 2013 maturity date. The collateral or security of the Vulcan Note is 50,000 watts of solar modules. The Vulcan Note may be prepaid without penalty.

After closing the Notes and recording of the difference as a debt discount, there are no further balances between the parties and the JV Agreement is null and void. The Company has received Vulcan's consent (subject to a fee to be negotiated upon the Company entering an agreement, with a minimum fee in the amount of the Funding) to begin negotiations with private groups to purchase certain knowledge and assets for the production of proprietary solar modules, directly or via third party. While management is of the opinion that these discussions may successfully produce agreements, there can be no guarantee of this.

Operations
At December 31, 2012, the Company was focused on consulting in the trading of foreign currency, as well as reviewing and facilitating acquisitions of companies with promising business models. In some cases, those acquisitions may be outside the foreign exchange industry.

 Clients and Customers
At December 31, 2012, the Company has no significant customers.

Competition
During the fiscal year of 2012, the Company has for all intents and purposes exited the foreign exchange trading business, and is focused on consulting, leveraging the contacts and knowledge that the Company gained during its operating history.

Corporate Headquarters
Our headquarters are located at 2506 Campbell Place, Kensington MD 20895-3131.

Government Regulation
During the fiscal year of 2012, the Company exited the trading of foreign exchange business, and government regulation with respect to foreign currency market trading does not apply.

Officer and Directors
As of December 31, 2012, Robert Price and Erik Klinger comprise the officers and directors of the Company.

ITEM 1A. RISK FACTORS

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 1A. Risk Factors.  Despite the fact that we are not required to provide risk factors, we consider the following factors to be risks to our continued growth and development:

We will be required to raise additional capital in order to implement any growth plans.

We plan to raise working capital that will allow us to conduct our business for the next twelve months. There is no guarantee regarding our ability to raise that capital. If adequate funds are not available, we may not be able to fund our expansion, take advantage of acquisition opportunities, develop or enhance products or services, respond to competitive pressures or maintain our public filings. Such inability could have a material adverse effect on our business, results of operations and financial condition.

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

Our business plan contemplates that we may make acquisitions.  Future acquisitions are subject to the following risks:

•	we may not be able to agree on the terms of the acquisition or alliance, such as the amount or price of our acquired interest;

•	acquisitions and alliances may make it difficult to implement or maintain our systems, controls and procedures;

•	we may acquire companies or make strategic alliances in markets in which we have little experience;

•	we may not be able successfully to integrate the services, products and personnel of any acquisition or new alliance into our operations;

•
we may be required to incur debt or issue equity securities to pay for acquisitions, which may result in significant dilution to existing shareholders, or we may not be able to finance the acquisitions at all; and

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

The Company is a Nevada corporation. Anti-takeover provisions of Nevada law tend to make it difficult for a third party to acquire control of us, even if a change in control would be beneficial to our shareholders. In addition, our board of directors may issue preferred stock with voting or conversion rights that may have the effect of delaying, deferring or preventing a change of control. Preventing a change of control could adversely affect the market price of Forex common stock and the voting and other rights of holders of Forex common stock.

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

ITEM 2. PROPERTIES

The Company’s headquarters are located at 2506 Campbell Place, Kensington MD 20895-3131. The Company is paying no rent for the use of this location, which is owned by the Company’s CEO, President and Treasurer Robert Morris Price.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business.  There is currently no litigation that management believes will have a material impact on the financial position of the Company. On June 13, 2011, Forex International Trading Corp. (the “Company”) commenced a civil action (the “San Diego Action”) against George A. Sharp in the San Diego County Superior Court bearing Case No. 37-2011-00092840 CU-DF-CTL.   David Harter represented Mr. Sharp in the San Diego Action.  Mr. Sharp filed a motion to dismiss (the “Motion to Dismiss”) the San Diego Action. The Company voluntarily dismissed the San Diego Action without prejudice. Thereafter, Mr. Sharp made a motion for the recovery of his fees and costs in connection with the Motion to Dismiss.  On September 27, 2012, the court entered judgment (the “San Diego Judgment”) in favor of Mr. Sharp and against the Company in the San Diego Action for fees and costs in connection with the Motion to Dismiss.  Mr. Harter claimed he has an attorney’s lien on the San Diego Judgment.

In addition, the Company became the assignee of that certain judgment (the “Los Angeles Judgment”) for costs and attorney fees entered in favor of Yasheng Eco-Trade Corporation and against Mr. Sharp, entered in Los Angeles County Superior Court bearing Case No. 10K15452 on July 28, 2011.

On December 4, 2012, the Company entered into a Settlement Agreement and Mutual General Release Agreement with third parties t pursuant to which (i) the Company agreed to pay the third parties $10,000; (ii) the Company delivered to the third parties an Acknowledgment of Satisfaction of Judgment regarding the Los Angeles Judgment; (iii) The third parties shall deliver to the Company an Acknowledgment of Satisfaction of Judgment regarding the San Diego Judgment; and (iv) the parties agreed to settle all claims, demands, and/or causes of action which may exist between them, whether known, unknown or suspected in connection with the San Diego Action, the Motion to Dismiss, the San Diego Judgment and the Los Angeles Judgment.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On December 29, 2010, our common stock began trading on the OTC Bulletin Board under the symbol “FXIT”.   The Company is authorized to issue 400,000,000 of its $0.00001 par value common stock and 20,000,000 shares of its $0.00001 par value preferred stock Series B and 10,000 shares of its $0.00001 par value preferred stock Series C. As of December 31, 2012, 38,888,586 shares of common stock, as well as 45,000 shares of preferred stock Series B and 10,000 shares of preferred stock Series C were issued and outstanding. As of March 24, 2013, 38,888,586 shares of common stock, as well as 45,000 shares of preferred stock Series B and 10,000 shares of preferred stock Series C were issued and outstanding. The Board of Directors reserves the right to issue shares of preferred stock in the future indicating preference or rights as appropriate.

Market Information
Our common stock commenced quotation on the OTCBB and OTCQB under the symbol “FXIT”. The following table sets forth the range of high and low prices per share of our common stock for each period indicated.

Quarters Ended	Mar 31		Jun 30		Sept 30		Dec 31
	High	Low	High	Low	High	Low	High	Low
2012	$0.06	$0.009	$0.024	$0.007	$0.025	$0.009	$0.024	$0.008
2011	$0.57	$0.30	$0.50	$0.10	$0.12	$0.03	$0.07	$0.007

Record Holders

The number of active holders of record for our common stock as of December 31, 2011 was approximately -47, and as of December 31, 2012 approximately 40.

Dividends

The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since the Date of Inception.

Securities Authorized for Issuance Under Equity Compensation Plans

We presently do not have equity compensation plans authorized.

Recent Issuances of Unregistered Securities

Authorized Shares

The Company has 400,000,000 authorized shares of its $0.00001 par value common stock and 20,000,000 shares of its $0.00001 par value Preferred Stock Series B. On September 26, 2012, the Company authorized 10,000 Preferred Stock Series C shares with a par value $0.00001.

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

On April 5, 2011, the Company and, a shareholder of the Company, entered into an agreement whereby the parties agreed that a $200,000 6% Convertible note payable of the Company which had been assigned to said shareholder and was in default by the Company would be satisfied by the issuance of 2,500,000 shares of common stock to the shareholder.

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

Effective December 31, 2012, the Company issued common shares to former directors William Glass, Stewart Reich, and Liat Franco to settle their Director and Officer fees. To Messrs. Glass and Reich, the Company issued 2,042,740 shares each valued at $20,427. To Mrs. Franco, formerly a Director and the CEO of the Company, the Company issued 554,521 shares valued at $5,545.

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

Treasury Stock

On April 25, 2011, the Company issued a press release announcing that its Board of Directors approved a share repurchase program.  Under the program, the Company is authorized to purchase up to 1,000,000 of its shares of common stock in open market transactions at the discretion of management.  All stock repurchases will be subject to the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended and other rules that govern such purchases.  As of December 31, 2012 and 2011, the Company had repurchased 38,000 of its common shares in the open market, which were returned to treasury.

Series A Preferred Shares (cancelled in December 2011)

The Series A Preferred Stock was issued as a part of the Share Exchange Agreements relating to the Triple 8 purchase and had a stated value of $100 per share and was convertible into the Company’s common stock at a conversion price of $0.30 per share representing 4,000,000 shares of common stock.  The Series A Preferred Stock voted on an as-converted basis multiplied by three and carried standard anti-dilution rights.  The Series A Preferred Stock did not carry preferential liquidation rights.  As part of the annulment of the Triple 8 Share Exchange Agreements share all of the outstanding Series A Preferred shares were returned to the Company and the stock has been canceled. At December 31, 2012, there are no Series A Preferred Shares outstanding.

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

Each share of Series C Preferred Stock is convertible, at the option of GV, into such number of shares of common stock of the Company as determined by dividing the Stated Value (as defined below) by the Conversion Price (as defined below).  The Conversion Price for each share is equal to a 50% discount to the average of the lowest three lowest closing bid prices of the Company’s common stock during the 10 day trading period prior to the conversion with a minimum conversion price of $0.002.  The stated value is $11.00 per share (the “Stated Value”).  The Series C Preferred Stock has no liquidation preference, does not pay dividends and the holder of Series C Preferred Stock shall be entitled to one vote for each share of common stock that the Series C Preferred Stock shall be convertible into.  GV has contractually agreed to restrict its ability to convert the Series C Preferred Stock and receive shares of the Company's common stock such that the number of shares of the Company's common stock held by it and its affiliates after such conversion does not exceed 4.9% of the then issued and outstanding shares of the Company's common stock.

The issuance of the Series C Preferred Stock was made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder.  GV is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Director Agreements

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

On January 18, 2011, Mrs. Liat Franco was appointed by the Company to serve as the Secretary of the Company. On March 4, 2011, the Company entered into an Employment Agreement with Liat Franco whereby the Company employed Mrs. Franco as its Secretary for a term of one year (the “Term”). The Term of the Employment Agreement was extended, and the number of shares of common stock was determined by dividing $4,159 by the market price on the effective date of issuance discounted by 25%. On November 15, 2011, Mrs. Franco was appointed by the Company to serve as the Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a director of the Company. Mrs. Franco resigned as CEO on April 23, 2012, and as a Director from the Company on May 23, 2012.

Effective December 31, 2012, the Company issued restricted common shares to former directors William Glass, Stewart Reich, and Liat Franco to settle their Director and Officer fees. To Messrs. Glass and Reich, the Company issued 2,042,740 shares each valued at $20,427, and. to Mrs. Franco, formerly a Director and the CEO of the Company, the Company issued 554,520 shares valued at $5,545.

The above issued securities were offered and sold in transactions made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder.

Issuer Purchases of Equity Securities

Treasury Stock

On April 25, 2011, the Company issued a press release announcing that its Board of Directors approved a share repurchase program as of April 25, 2011. Under the program, the Company is authorized to purchase up to 1,000,000 of its shares of common stock in open market transactions at the discretion of management. All stock repurchases will be subject to the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended and other rules that govern such purchases. As of the December 31, 2012, the Company has repurchased 38,000 of its common shares in the open market, which had been returned to treasury.

	Total Number of	Average	Shares Purchased	Shares Remaining
	Shares Purchased	Price Paid	Under Repurchase Plan	Under Repurchase Plan
Month

May 2011	23,500	$0.4095	23,500	976,500
August 2011	9000	$0.1007	9,000	967,500
November 2011	5500	$0.0964	5,500	962,000

Weighted-average price paid per share	38,000	$0.2910	38,000

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

Triple 8 Acquisition and Divestiture

On November 17, 2010, the Company entered into a Share Exchange Agreement (the transaction was effectively closed on December 30, 2010) to acquire 17,924 common shares, representing 44.9% of the issued and outstanding shares of Triple 8 Limited (“Triple 8”) from A.P. Holdings Limited (“APH”) (the “APH Agreement”).  In consideration for its purchase, Forex issued 25,000,000 shares of common stock and a Note Payable (the “APH Note”) in the principal amount of $1,200,000, bearing interest at an annual rate of 6% and was convertible into 6 million shares of common stock.  The APH Note was originally due on February 15, 2011.  Concurrently, certain shareholders of Forex agreed to surrender 70,000,000 shares of the Company’s common stock for cancellation to avoid diluting the ownership of other existing shareholders.

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

The Company defaulted on its note payable to APH and on its obligation under the HAM Note.  In order to avoid costly litigation and the potential detrimental impact of a judgment against the Company, as a result of two defaults, entered into an agreement to annul its purchases of its ownership interest in Triple 8.  As a part of the Annulment:

•	Triple 8 agreed to pay Forex $2,001,000 (the “Triple Payments”) through November 2012.

•
Forex issued a new $1,000,000 promissory note (the "CDOO Note") to an assignee of HAM and APH as consideration for the termination of the APH Note and the HAM Note, which were both in default.    The CDOO note bore s interest at an annual rate of ten percent (10%) and was due and payable in full on November 30, 2012.

•	APH and HAM agreed to return all of their stock holdings to the Company for cancellation.

The Annulment closed on December 7, 2011, and the Company received its initial Triple Payment of $732,000 in cash at that time.   During 2012 the Company received the remaining Triple 8 Payments of $1,269,000 for the aggregate amount of $2,001,000 and the Company paid off the CDOO note during 2012.

Joint Venture Agreement with Vulcan Oil & Gas Inc.

On February 13, 2012, DirectJV entered into a Joint Venture Agreement (the "JV Agreement") with Vulcan Oil & Gas Inc. ("Vulcan"), whereby the Company would from time to time provide financing to certain Vulcan alternative, green and solar energy projects (the "Projects") with the goal of sharing in any rebates awarded by the government on any of the Projects. Pursuant to the JV Agreement, Direct JV provided Vulcan with $68,000 in cash (the Funding") and credit for inventory valued at $31,327.93 for a total investment value of $99,327.93 (the "Investment").

On January 7, 2013, effective December 31, 2012, the Company, DirectJV and Vulcan entered an agreement (the "Agreement") pursuant to which the JV Agreement was terminated, the Company issued to Vulcan a 4% convertible promissory note in the principal amount of $500,000 (the "Forex Note") and Vulcan issued to the Company a 10% Secured Promissory Note in the principal amount of $400,000 (the "Vulcan Note" and collectively with the Forex Note, the "Notes") in consideration of the Forex Note. On December 31, 2012, the Investment of $99,327.93 was written off.

The Forex Note maturity date is December 31, 2013, which can be extended by the Company for an additional one year at which point the 4% interest rate will increase to 10% per annum. The Forex Note may be prepaid without penalty. The Forex Note conversion price is the Variable Conversion Price, which is defined as 50% multiplied by the average of the lowest three trading prices of the Company's common stock on the OTCBB during the 10 day trading period ending on the latest complete day of trading on the OTCBB prior to the date of conversion. The Variable Conversion Price cannot be less than $0.002. At no time will Vulcan convert any amount of the Forex Note into common stock that would result in Vulcan owning more than 4.9% of the common stock outstanding of the Company.

The Vulcan Note has a 10% one-time interest charge on the principal sum. The interest rate will be increased by an additional 4% per annum (e.g. 14% per annum) in the event the principal is not paid by the December 31, 2013 maturity date. The collateral or security of the Vulcan Note is 50,000 watts of solar modules. The Vulcan Note may be prepaid without penalty.

After closing the Notes and recording of the difference as a debt discount, there are no further balances between the parties and the JV Agreement is null and void. The Company has received Vulcan's consent (subject to a fee to be negotiated upon the Company entering an agreement, with a minimum fee in the amount of the Funding) to begin negotiations with private groups to purchase certain knowledge and assets for the production of proprietary solar modules, directly or via third party. While management is of the opinion that these discussions may successfully produce agreements, there can be no guarantee of this.

2012 and 2011 Results of Operations:

This section of the report should be read together with Notes of the Company’s consolidated financials as well as the other matters described in this filing.

A comparison of the consolidated statements of operations for the years ended December 31, 2012 and 2011 is as follows:

Revenues:

The following table summarizes our revenues for the years ended December 31, 2012 and 2011:

Years ended December 31,	2012	2011
Total revenues	$-0-	$10,616

The Company earned insignificant revenues during the years ended December 31, 2012 and 2011, respectively.

General and Administrative Expenses:

The following table summarizes our general and administrative expenses for the fiscal year ended December 31, 2012 and 2011:

Years ended December 31,	2012	2011
Total general and administrative g expenses	$418,444	$1,527,321

The Company had significant operating costs (including professional and consulting fees, compensation and travel costs) associated with the Company’s involvement with Triple 8 for the year ended December 31, 2011, as compared to 2012. In addition, the Company recorded lower advertising expense in 2012 as compared to 2011, and officer compensation was lower in 2012 due to the departure of the former CEO in 2011.

Other income (expenses):

The following table summarizes our other income (expense) for the years ended December 31, 2012 and 2011:

Years ended December 31,	2012	2011
Interest income	$4,519	$36,844
Interest expense	$(68,681)	(165,298)
Net interest expense	$(64,162)	$(128,454)

Other income (expenses) - net	$(110,668)	$904,100
	$(174,830)	$775,646

On November 1, 2011, the Company swapped its existing convertible notes outstanding to Series B Preferred Stock. The Series B Preferred Stock has a stated value of $100 per share and is convertible into our common stock at a conversion price of $0.30 per share representing 15,000,000 shares of common stock. Interest expense in 2012 as compared to 2011 is lower as a result of exchanging the convertible debt for Preferred Series B Shares.

On April 29, 2011, GV provided a Loan to the Company in the aggregate principal amount of $111,000.On September 25, 2012, the Company and GV Global entered into a separate Conversion Agreement pursuant to which the Company agreed to convert the Loan into 10,000 shares of Series C Preferred Stock of the Company, which resulted in a loss on settlement of debt for the year ended December 31, 2012 in the amount of $111,340. In the second quarter of 2012, we recorded a $100,000 recovery of a previously written off note receivable when we received full collection of a $150,000 note that previously had been reserved for. On December 31, 2012, we wrote off our investment of $99,327 in a joint venture with Vulcan Oil & Gas Inc. In 2011, we recorded a gain of $904,100 on our settlement with Triple 8.

Liquidity and Capital Resources

Our cash and cash equivalents were $618 and $411,656 for the years ended December 31, 2012 and 2011, respectively, a decrease of $411,038.

Cash used in operating activities for the years ended December 31, 2012 and 2011 was $586,619 and $646,244, respectively. The primary reason for the use of cash in operations was the net loss incurred at December 31, 2012 and 2011, respectively. Additionally, for the year ended December 31, 2012, the Company recorded a non-cash loss on the settlement of a note payable converted to Series C preferred stock of $111,340 and a recovery of allowance for credit losses of $100,000, and the Company reduced its accounts payable and accrued expenses including accrued interest of $67,445. For the year ending December 31, 2011, the Company had non-cash issuances of common shares of $362,000 for services and a non-cash gain on disposition of Triple 8 of $904,100, as well as an increase in its accounts payable and accrued expenses, including accrued interest of $461,412. In 2011, the Company had significant operating costs (including professional and consulting fees, compensation and travel costs) associated with the Company’s Triple 8 transaction.

Cash provided by investing activities for the years ended December 31, 2012 and 2011 was $1,324,123 and $580,465, respectively. During the year ended December 31, 2012, the Company collected a $150,000 note receivable and $1,269,000 from the settlement of the Triple 8 investment, and issued notes receivables of $95,777. In 2011, the Company received $731,980 in proceeds from the settlement of Triple 8, which was partially offset by a note issued in the amount of $150,000.

Cash (used in) provided by financing activities for the years ended December 31, 2012 and 2011 was $(1,148,542) and $17,286, respectively. During the year ended December 31, 2012, the Company paid $1,148,542 to pay off the Cordellia note and to reduce the Glendon note balance. In 2011, the Company received $28,345 in proceeds from a private placement which began in December 2010 and bought back treasury shares in the amount of $11,059.

On February 13, 2012, DirectJV entered into a Joint Venture Agreement (the "JV Agreement") with Vulcan Oil & Gas Inc. ("Vulcan"), whereby the Company would from time to time provide financing to certain Vulcan alternative, green and solar energy projects (the "Projects") with the goal of sharing in any rebates awarded by the government on any of the Projects. Pursuant to the JV Agreement, Direct JV provided Vulcan with $68,000 in cash (the Funding") and credit for inventory valued at $31,327.93 for a total investment value of $99,327.93 (the "Investment").

On January 7, 2013, effective December 31, 2012, the Company, DirectJV and Vulcan entered an agreement (the "Agreement") pursuant to which the DirectJV Agreement was terminated, the Company issued to Vulcan a 4% convertible promissory note in the principal amount of $500,000 (the "Forex Note") and Vulcan issued to the Company a 10% Secured Promissory Note in the principal amount of $400,000 (the "Vulcan Note" and collectively with the Forex Note, the "Notes") in consideration of the Forex Note.

The Forex Note maturity date is December 31, 2013, which can be extended by the Company for an additional one year at which point the 4% interest rate will increase to 10% per annum. The Forex Note may be prepaid without penalty. The Forex Note conversion price is the Variable Conversion Price, which is defined as 50% multiplied by the average of the lowest three trading prices of the Company's common stock on the OTCBB during the 10 day trading period ending on the latest complete day of trading on the OTCBB prior to the date of conversion. The Variable Conversion Price cannot be less than $0.002. At no time will Vulcan convert any amount of the Forex Note into common stock that would result in Vulcan owning more than 4.9% of the common stock outstanding of the Company.

The Vulcan Note has a 10% one-time interest charge on the principal sum. The interest rate will be increased by an additional 4% per annum (e.g. 14% per annum) in the event the principal is not paid by the December 31, 2013 maturity date. The collateral or security of the Vulcan Note is 50,000 watts of solar modules. The Vulcan Note may be prepaid without penalty.

After closing the Notes and recording of the difference as a debt discount, there are no further balances between the parties and the JV Agreement is null and void. The Company has received Vulcan's consent (subject to a fee to be negotiated upon the Company entering an agreement, with a minimum fee in the amount of the Funding) to begin negotiations with private groups to purchase certain knowledge and assets for the production of proprietary solar modules, directly or via third party. While management is of the opinion that these discussions may successfully produce agreements, there can be no guarantee of this.

We plan to raise working capital that will allow us to conduct our business for the next twelve months. There is no guarantee regarding our ability to raise that capital. We expect to use the proceeds to fund our short-term capital requirements including paying administrative expenses associated with maintaining our public company’s filings for the next 12 months.    In order to implement our business plan and pay various administrative expenses on a minimal basis for the next 12 months, we expect that we will need approximately $25,000 per month, minimum.   We expect to be able to remain in operations for a period of 12 months with cash on hand and/or cash from collecting receivables and/or other debts.  The Company expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors including the state of the worldwide economy and financial markets, which are outside the Company's control.

Debt Financing Arrangements

Rasel, LTD -

On October 6, 2009 the Company signed a Note Payable for $25,000 payable to Rasel due on October 6, 2010 at 4% per annum.   The proceeds were used to pay for half of an existing Accounts Payable for legal fees incurred at the Company’s inception. On October 20, 2009 the Company signed a Note Payable for $50,000 payable to Rasel due on October 20, 2010 at 4% per annum.  These proceeds were used to pay for startup costs, audit fees and future expenses. On January 22, 2010 the Company signed a Note Payable for $50,000 payable to Rasel due on October 30, 2011 at 4% per annum.  These proceeds were used for working capital and future expenses. On January 22, 2010 the Company signed an amendment to extend the maturity date of the Promissory Notes in the amount of $50,000 and $25,000 dated October 6, 2009 and October 20, 2009, respectively, to October 30, 2011. On March 2, 2011 the Company and Rasel agreed to extend the maturity of all notes to December 31, 2012 in consideration of adding a conversion feature to said note with either a 5% discount to the market price or a fixed price of $0.60. The extension of maturity was agreed to be effective as of December 30, 2010.

The balance of the Rasel notes including accrued interest as of December 31, 2012 is $140,778. At December 31, 2012, the Company is in default on the Rasel notes. The Company will try to resolve the balance due.

Glendon Note Payable

On September 30, 2012, the Company converted a payable in the amount of $155,242 to a note payable. This note bears annual interest at 10%, and matures on December 31, 2012. The Company has negotiated an extension of the maturity date until December 31, 2013.

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

This note has been paid off in full as of December 31, 2012.

Vulcan Note:

On January 7, 2013, effective December 31, 2012, the Company, DirectJV and Vulcan entered an agreement (the "Agreement") pursuant to which the DirectJV Agreement was terminated, the Company issued to Vulcan a 4% convertible promissory note in the principal amount of $500,000 (the "Forex Note") and Vulcan issued to the Company a 10% Secured and Collateralized Promissory Note in the principal amount of $400,000 (the "Vulcan Note" and collectively with the Forex Note, the "Notes") in consideration of the Forex Note.

The Forex Note maturity date is December 31, 2013, which can be extended by the Company for an additional one year at which point the 4% interest rate will increase to 10% per annum. The Forex Note may be prepaid without penalty. The Forex Note conversion price is the Variable Conversion Price, which is defined as 50% multiplied by the average of the lowest three trading prices of the Company's common stock on the OTCBB during the 10 day trading period ending on the latest complete day of trading on the OTCBB prior to the date of conversion. The Variable Conversion Price cannot be less than $0.002. At no time will Vulcan convert any amount of the Forex Note into common stock that would result in Vulcan owning more than 4.99% of the common stock outstanding of the Company.

The Vulcan Note has a 10% one-time interest charge on the principal sum. The interest rate will be increased by an additional 4% per annum (e.g. 14% per annum) in the event the principal is not paid by the December 31, 2013 maturity date. The collateral or security of the Vulcan Note is 50,000 watts of solar modules. The Vulcan Note may be prepaid without penalty.

Dividends

The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since the Date of Inception.

Critical Accounting Policies and Use of Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of our consolidated financial statements in accordance with U.S. GAAP requires us to make certain estimates, judgments and assumptions that affect the reported amount of assets and liabilities as of the date of the financial statements, the reported amounts and classification of revenues and expenses during the periods presented, and the disclosure of contingent assets and liabilities. We evaluate our estimates and assumptions on an ongoing basis and material changes in these estimates or assumptions could occur in the future. Changes in estimates are recorded on the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances and at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates if past experience or other assumptions doe not turn out to be substantially accurate.

We believe that the accounting policies described below are critical to understanding our business, results of operations, and financial condition because they involve significant judgments and estimates used in the preparation of our consolidated financial statements. An accounting is deemed to be critical if it requires a judgment or accounting estimate to be made based on assumptions about matters that are highly uncertain , and if different estimates that could have been used, or if changes in the accounting estimates that are reasonably likely to occur periodically , could materially impact our consolidated financial statements. Other significant accounting policies, primarily those with lower levels of uncertainty than those discussed below, are also critical to understanding our consolidated financial statements. The notes to our consolidated financial statements contain additional information related to our accounting policies and should be read in conjunction with this discussion.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include v, the useful lives of tangible and intangible assets, depreciation and amortization, allowances for doubtful account and credit losses, valuation of common and preferred stock issuances, and the valuation allowance on deferred tax assets. , Actual results could differ from those estimates.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. There is substantial doubt regarding the Company’s abilities to finance its operations over the next 12 months.  The future of the Company is dependent upon its ability to raise funds, generate revenues and upon future profitable operations from the development of its new business opportunities.   The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Notes and Short-Term Receivable

The notes and short-term receivable are carried at cost, which approximates fair value.  The Company measures the impairment of loans based on its historical loan collection experience and existing economic conditions.  Impairment of the loan is recognized when management believes it is probable that payments will not be received on some portion of the loan, which is determined on an individual loan basis. When management determines that a loan is impaired it is placed on non-accrual status, and an allowance for loan losses is established to recognize the estimated amount of impairment.  Payments received on non-accrual loans are generally applied to the outstanding principal balance.  Loans are removed from non-accrual status when management believes that the borrower will resume making the payments required by the loan agreement.

Impairment of long lived assets

As required by U.S. GAAP for long-lived assets, the Company evaluates the fair value of long-lived assets on an annual basis or whenever events or changes in circumstances indicate that its carrying amounts may not be recoverable. Accordingly, any impairment of value is recognized when the carrying amount of a long-lived asset exceeds its fair value. No impairment losses have been recognized at December 31, 2012 and 2011.

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

Share-Based Compensation

The Company calculates stock-based compensation expense including compensation expense for all share-based payment awards made to employees and directors including employee stock options, stock appreciation rights and restricted stock awards based on their estimated grant date fair values.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense on a straight-line basis over any required service period.  No such expenses were recognized during the years ended December 31, 2012 or 2011.

New Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the applicable period to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

As a smaller reporting company, without a viable business and revenues, the Company does not have the resources to install a dedicated staff with deep expertise in all facets of SEC disclosure and GAAP compliance. As is the case with many smaller reporting companies, the Company will continue to consult with its external auditors and attorneys as it relates to new accounting principles and changes to SEC disclosure requirements. The Company has found that this approach worked well in the past and believes it to be the most cost effective solution available for the foreseeable future.  The Company will conduct a review of existing sign-off and review procedures as well as document control protocols for critical accounting spreadsheets. The Company will also increase management's review of key financial documents and records.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. This assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, other than the control weakness mentioned above, we believe that as of December 31, 2012 the Company’s internal control over financial reporting was not effective based on those criteria. There is a division of duties problem, caused by the fact that we are thinly staffed. The reason for this thin staffing level is that fact that we do not currently have a viable business with revenues and cash flow to support higher levels of staff.

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

ITEM 9A(T). CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Below are the names and certain information regarding our executive officers and directors:

Name	Age	Position with the Company

Robert Price	73	Chief Executive Officer, President, Treasurer, Secretary and Director

Erik Klinger	43	Chief Financial Officer and Director

Robert Price - On April 23, 2012, Robert Morris Price was appointed by the Company to serve as the President, Chief Executive Officer, and Treasurer as well as Chairman of the Company.  Mr. Price has been involved in the private practice of law for the last 50 years and was admitted to the District of Columbia Bar in 1963, to the U.S. Supreme Court in 1967, and to Maryland and U.S. Court of Appeals, Fourth Circuit in 1976. Mr. Price received an AB from the University of South Carolina in 1959 and his law degree from the George Washington University in 1962. Mr. Price does not have a Director agreement as of December 31, 2012.

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

Agreements with Officers and Directors

On January 18, 2011, Mrs. Liat Franco was appointed by the Company to serve as the Secretary of the Company.   On March 4, 2011, the Company entered into an Employment Agreement with Mrs. Franco whereby the Company employed Ms. Franco as its Secretary for a term of one year (the “Term”).   The Term of the Employment Agreement was extended, and the number of shares of common stock issued was determined by dividing $4,159 by the market price on the effective date of issuance discounted by 25%. On November 15, 2011, Mrs. Franco was appointed by the Company to serve as the Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a director of the Company. Mrs. Franco resigned as CEO on April 23, 2012, and as a Director from the Company on May 23, 2012. For her services during the Term as Secretary, the Company issued Mrs. Franco 554,520 restricted shares of the Company’s common stock.

Effective December 31, 2012, the Company issued common shares to former directors William Glass, Stewart Reich, and Liat Franco to settle their accrued Director and Officer’s fees. To Messrs. Glass and Reich, the Company issued 2,042,740 restricted shares each valued at $20,427. To Mrs. Franco, formerly a Director and the CEO of the Company, the Company issued 554,520 restricted shares valued at $5,545.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934
Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. During the fiscal year ended December 31, 2012, our Chief Executive Officer and Chief Financial Officer did not file the required reports under Section 16.

Code of Ethics
We have adopted a Code of Ethics that applies to all officers, directors and employees. The Company will provide to any person without charge a copy of such code of ethics upon written request to the Company at its registered offices.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth all compensation paid in respect of our Chief Executive Officer and our most highly compensated three executive officers (collectively, the "Named Executive Officers") for the years ended December 31, 2012 and 2011.

Summary Compensation Table

Name and		Salary	Bonus	Restricted Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	( $)	($)	($)

Darren Dunckel CEO (*)	2011	107,500	0	0	0	0	0	0	107,500

Liat Franco(**)	2012	0	0	5,545	0	0	0	50,000	55,545

Erik Klinger	2012	0	0	0	0	0	0	49,166	49.166

(*)	Resigned as an executive officer and director in 2011 (during 2011 the Company disbursed Mr. Dunckel $37,014 for travel expenses which is not included in his $107,500 base compensation).
(**)	Resigned as an executive officer and director.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer.

Per the Dunckel Agreement whereby the Company employed Darren Dunckel as its Chief Executive Officer until November 15, 2011 when he resigned, the Company paid $107,500 as compensation and additional $37,014 for travel costs for the year ended on December 31, 2011.

Per the Franco Agreement whereby the Company employed Liat Franco as its Chief Executive Officer, the Company accrued $50,000 as salary and related compensation and $4,159 for her term as a Secretary for the year ended on December 31, 2011.

Per the Klinger Agreement whereby the Company employed Erik Klinger as its Chief Financial Officer, the Company accrued $6,500 as salary and related compensation for the year ended on December 31, 2011.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole officer and director other than as described herein.

Director Compensation

Pursuant to the respective board of directors' agreements between the Company and each director, Mr. Reich and Mr. Glass have each received 2,042,740 restricted shares of common stock of the Company equal to $20,247.

For services during the Term as Secretary, the Company has issued Mrs. Franco 554,521 restricted shares of common stock of the Company valued at $5,545  at December 31, 2012. The entire compensation received by Mrs. Franco as the Company’s President (in addition to her compensation as the Company’s Secretary) was $55,545 for the year ended December 31, 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Stock Options ($)	Non-equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Darren Dunckel*	107,500		0	0	0	0	107,500
William Glass	0	20,247	0	0	0	0	20,247
Stewart Reich	0	20,247	0	0	0	0	20,247
Liat Franco		5,545	0	0	0	50,000	55,545
Erik Klinger		0	0	0	0	49,166	49,166

* During 2011 the Company reimbursed Mr. Dunckel $37,014 for his traveling expenses in addition to his $107,500 base salary in 2011.

Outstanding Equity Awards at Fiscal Year-End

Other than the above disclosure there are no outstanding equity awards outstanding at December 31, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our Company's common stock as of March 24, 2013, as to

•	each person known to beneficially own more than 5% of the Company's common stock

•	each of our directors

•	each executive officer

•	all directors and officers as a group
Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock (1)

Erik Klinger (2)	0	*
A. T. Limited (3)	5,000,000	10.15%
Watford Holding Inc. (3)	5,000,000	10.15%
James Bay Holding Inc. (3)	5,000,000	10.15%

(1) Beneficial ownership is determined in accordance with the Rule 13d-3(d)(1) of the Exchange Act, as amended and generally includes voting or investment power with respect to securities. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table. The above is based on 38,888,585 shares of common stock outstanding as of March 24, 2013.

(2) Officer and/or director of the Company.

(3) Assumes the full conversion of Series B Preferred Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On January 18, 2011, Mrs. Liat Franco was appointed by the Company to serve as the Secretary of the Company.   On March 4, 2011, the Company entered into an Employment Agreement with Liat Franco whereby the Company employed Ms. Franco as its Secretary for a term of one year (the “Term”).  The Term of the Employment Agreement was extended, and the number of shares of common stock issued was determined by dividing $4,159 by the market price on the effective date of issuance discounted by 25%. On November 15, 2011, Liat Franco was appointed by the Company to serve as the Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a director of the Company. Mrs. Franco resigned as CEO on April 23, 2012, and as a Director from the Company on May 23, 2012. For her services during the Term as Secretary, the Company issued Ms. Franco 554,520 restricted shares of common stock of the Company.

On or around December 31, 2012, the Company issued common shares to former directors William Glass, Stewart Reich, and Liat Franco to settle their Director fees. To Messrs. Glass and Reich, we issued 2,042,740 restricted shares each valued at $15,321. To Mrs. Franco, formerly a Director and the CEO of the Company, the Company issued 554,520 restricted shares valued at $4,159.

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

On April 23, 2012, Robert Morris Price was appointed by the Company to serve as the President, Chief Executive Officer, and Treasurer as well as Chairman of the Company.  Mr. Price has been involved in the private practice of law for the last 50 years and was admitted to the District of Columbia Bar in 1963, to the U.S. Supreme Court in 1967, and to Maryland and U.S. Court of Appeals, Fourth Circuit in 1976. Mr. Price received an AB from the University of South Carolina in 1959 and his law degree from the George Washington University in 1962. Mr. Price does not have a Director agreement as of December 31, 2012.

Procedures for Approval of Related Party Transactions

Our Board of Directors is charged with reviewing and approving all potential related party transactions.  All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

In 2012 Board of Directors has determined that Mr. Price and Mr. Klinger are each independent directors as of December 31, 2012, based on the definition of independence in the listing standards of the NASDAQ Corporate Governance Rules.  Mr. Klinger was appointed as the Chief Financial Officer of the Company as of January 2, 2012 and, as a result, Mr. Klinger is no longer considered independent as of the date of this filing.  The Board of Directors is currently evaluating committee charters with the goal of establishing a Compensation Committee, Governance and Nominating Committee and an Audit Committee.

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

The aggregate fees accrued for  professional services rendered for the audit of our annual financial statements for the years ended December 31, 2012 and 2011 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during these fiscal years were $14,585 for 2011 for the Former Auditor. In fiscal 2012, we paid $94,585 to the New Auditors for the audit of 2011 and reviews of the quarterly filings. These fees were higher than anticipated, due to additional work related to the restatement of prior year’s financials.

We incurred $15,000 fees to an accountant for tax advice and tax compliance services during the fiscal years ended December 31, 2012 and 2011.

The Company’s board has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1	Certificate of Incorporation of Forex International Trading Corp. (6)
3.2	Bylaws of Forex International Trading Corp. (6)
3.3	Certificate of Designation for Series A Preferred Stock (14)
3.4	Certificate of Designation for Series B Preferred Stock (21)
3.5	Certificate of Designation – Series C Preferred Stock (22)
3.6	Amendment to the Certificate of Designation for the Series B Preferred Stock
3.7	Amendment to the Certificate of Designation for the Series C Preferred Stock
4.1	Convertible Promissory Note issued by the Company to ATL dated July 8, 2010 (3)
4.2	Secured and Collateralized Promissory Note issued by ATL to the Company dated July 8, 2010 (3)
4.3	Collateral and Security Agreement by and between Forex International Trading Group and ATL dated July 7, 2010 (3)
4.4	Promissory Note issued to Rasel Ltd. Dated October 6, 2009(7)
4.5	Promissory Note issued to Rasel Ltd. Dated October 20, 2009 (7)
4.6	Letter Agreement between Rasel Ltd. and Forex International Trading Corp. dated January 22, 2011 (8)
4.7	Letter Agreement by and between Forex International Trading Group and ATL dated November 8, 2010(9)

4.8	6% Convertible Note issued to APH (11)
4.9	6% Convertible Debenture issued to HAM dated April 5, 2011 (14)
4.10	Promissory Note dated November 30, 2011 issued to Cordellia d.o.o. in the amount of $1,000,000 (18)
4.11	$500,000 Convertible Promissory Note issued by Forex International Trading Corp. (23)
4.12	$400,000 Secured and Collateralized Promissory Note issued by Vulcan Oil & Gas Inc. (23)
10.1	Software Licensing Agreement dated April 12, 2010, by and between Forex International Trading Corp and Triple (1)
10.2	Employment Agreement dated April 23, 2010, by and between Forex International Trading Corp and Darren Dunckel (2)
10.3	Letter Agreement by and between Forex International Trading Corp. and Anita Atias, dated July 29, 2010 (4)
10.4	Letter Agreement by and between Forex International Trading Corp. and Stewart Reich, dated July 29, 2010 (4)
10.5	Letter Agreement by and between Forex International Trading Corp. and Mr. William Glass, dated August 6, 2010 (5)
10.6	Share Exchange Agreement by and between Forex International Trading Corp. and APH (10)
10.7	Letter Agreement by and between Forex International Trading Corp., APH, Medirad Inc. and Rasel Ltd. (11)
10.8	Letter Amendment by and between Forex International Trading Corp. and William Glass, dated March 4, 2011 (13)
10.9	Letter Amendment by and between Forex International Trading Corp. and Stewart Reich, dated March 4, 2011 (13)
10.10	Employment Agreement by and between Forex International Trading Corp. and Liat Franco, dated March 7, 2011 (13)
10.11	Agreement between Forex International Trading Corp. and APH dated April 5, 2011 (14)
10.12	Conversion Agreement between MP and Forex International Trading Corp. dated April 5, 2011 (14)
10.13	Share Exchange Agreement between Forex International Trading Corp. and dated April 5, 2011 (14)
10.14
Agreement to Unwind and Mutual Release dated as of July 11, 2011 by and between Forex International Trading Corp., Forex NYC and Wheatley Investment Agreement by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)

10.15	Registration Rights Agreement with Centurion by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)
10.16	Intentionally Left Blank
10.17	Settlement Agreement by and between Forex International Trading Corp., A.T. Limited, Watford Holding Inc. and James Bay Holdings, Inc. dated November 1, 2011 (17)
10.18	Settlement and Foreclosure Agreement between Forex International Trading Corp., AP Holdings Limited, H.A.M Group Limited and Cordellia d.o.o.(18)
10.19	Annulment of Share Purchase Agreement dated December 5, 2011 between Triple 8 Limited, AP Holdings Limited, H.A.M Group Limited and 888 Markets (Jersey) Limited (18)
10.20	Promissory Note issued to Forex International Trading Corp. dated December 13, 2011 (19)
10.21	Stock Pledge Agreement executed by Fortune Market Media Inc. dated December 13, 2011 (19)
10.22 10.23
Conversion Agreement between the Company and GV Global Communications, Inc. (22)
Agreement by and between and Direct JV Investments Inc., Forex International Trading Corporation and Vulcan Oil & Gas Inc. dated January 7, 2013 (23)

21.1	List of Subsidiaries (20)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2010

(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 28, 2010

(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 13, 2010

(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 3, 2010

(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 9, 2010

(6)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 9, 2009.

(7)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on November 2, 2009.

(8)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on January 29, 2010.

(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 22, 2010

(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 17, 2010

(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2011

(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 2, 2011

(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 9, 2011

(14)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 6, 2011

(15)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 20, 2011

(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 29, 2011

(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 9, 2011

(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 12, 2011

(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 16, 2011

(20)	Incorporated by referenced to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 13, 2012

(21)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 14, 2012

(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 27, 2012.

(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 9, 2013.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

FOREX INTERNATIONAL TRADING CORP. (Registrant)

Date: April 15, 2013	By:	/s/ Robert Price
Robert Price
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

SIGNATURE	NAME	TITLE	DATE

/s/Robert Price	Robert Price	Director, CEO, President, Treasurer and Secretary	April 15, 2013

/s/ Erik Klinger	Erik Klinger	Director and CFO	April 15, 2013

FOREX INTERNATIONAL TRADING CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

FOREX INTERNATIONAL TRADING CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Forex International Trading Corp. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ (deficiency) equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forex International Trading Corp. as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years ended December 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company generated no revenues in 2012, has had recurring losses from operations since inception, and has a negative working capital and stockholder’s deficiency as of December 31, 2012. The future of the Company is dependent upon its ability to raise equity and debt financing, generate revenues, and upon future profitable operations from the development of new business opportunities. These circumstances create substantial doubt about the Company’s ability to continue as a going concern. Management’s intentions with respect to this matter are described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Rosen Seymour Shapss Martin & Company LLP CERTIFIED PUBLIC ACCOUNTANTS New York, New York April 15, 2013

FOREX  INTERNATIONAL  TRADING  CORP.
CONSOLIDATED  BALANCE  SHEETS

	December 31,	December 31,
	2012	2011

ASSETS

Current assets:
Cash and cash equivalents	$618	$411,656
Note and short-term receivables, net of allowance for credit losses of
$0 and $100,000 as of December 31, 2012 and 2011, respectively	497,355	1,319,900
Prepaid expenses	10,845	10,655
Total current assets	508,818	1,742,211

Property and equipment, net	8,417	13,944

Other assets	-	17,560

Total assets	$517,235	$1,773,715

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

Current liabilities:
Accounts payable and accrued expenses	$88,955	$501,016
Notes payable and accrued interest (net of debt discount of $100,000 and $-0- as of
December 31, 2012 and 2011, respectively)	622,607	1,142,492
Total current liabilities	711,562	1,643,508

Total liabilities	711,562	1,643,508

Contingencies

Stockholders' (deficiency) equity:

Series B Preferred stock, $0.00001 par value, 20,000,000 shares authorized;
45,000 shares issued as of December 31, 2012 and 2011, respectively	-	-
Series C Preferred stock, $0.00001 par value, 10,000 shares authorized;
10,000 and -0- shares issued as of December 31, 2012 and 2011, respectively	-	-
Common stock - $0.00001 par value, 400,000,000 shares authorized; 38,888,586 and
and 34,248,585 issued and outstanding as of December 31, 2012 and 2011, respectively	389	343
Treasury stock, at cost; 38,000 shares as of December 31, 2012 and 2011, respectively	(11,059)	(11,059)
Additional paid-in capital	1,641,027	1,372,333
Accumulated deficit	(1,824,684)	(1,231,410)

Total stockholders' (deficiency) equity	(194,327)	130,207

Total liabilities and stockholders' (deficiency) equity	$517,235	$1,773,715

The accompanying notes are an integral part of these consolidated financial statements

FOREX INTERNATIONAL TRADING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31,

	Years Ended
	December 31,
	2012	2011

Revenues:
Income from foreign currency operations	$-	$616
Consulting and services	-	10,000
Total revenues	-	10,616

General and administrative expenses	418,444	1,527,321

Loss from operations	(418,444)	(1,516,705)

Other income (expenses):
Gain on settlement with a private company	-	904,100
Recovery of allowance for credit loss	100,000	-
Loss on settlement of GV Global payable	(111,340)	-
Loss on termination of joint venture	(99,328)	-
Interest expense, net of interest income of $4,519 and $36,844
in 2012 and 2011, respectively	(64,162)	(128,454)
Total other income (expense)	(174,830)	775,646

Loss before income taxes	(593,274)	(741,059)

Income tax expense	-	-

Net loss	$(593,274)	$(741,059)

Net loss per share:
Basic and diluted	$(0.02)	$(0.02)

Weighted average number of common shares outstanding:
Basic and diluted	34,261,297	41,795,274

The accompanying notes are an integral part of these consolidated financial statements

FOREX INTERNATIONAL TRADING CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIENCY) EQUITY
YEARS ENDED DECEMBER 31, 2012 AND 2011

	Series A		Series B		Series C
	Convertible Preferred		Convertible Preferred		Convertible Preferred				Treasury		Additional
	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Stock at Cost		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at December 31, 2010	-	$-	-	$-	-	$-	63,586,666	$636	-	$-	$8,410,039	$(490,351)	$7,920,324
Additional private placement shares issued	-	-	-	-	-	-	188,965	2	-	-	28,343	-	28,345
Restricted common shares issued for consulting services	-	-	-	-	-	-	10,000	-	-	-	2,000	-	2,000
Restricted common shares issued to ATL for certain draws on a note to pay certain expenses	-	-	-	-	-	-	324,234	3	-	-	71,733	-	71,736
Restricted common shares issued to investor relations firm	-	-	-	-	-	-	700,000	7	-	-	209,993	-	210,000
Mladen Poropat conversion of debt to common shares	-	-	-	-	-	-	2,500,000	25	-	-	199,975	-	200,000
Restricted common shares issued for commitment fee in investment	-	-	-	-	-	-	1,300,954	13	-	-	149,987	-	150,000
Issuance of Series A preferred shares to HAM pursuant to share exchange agreement to acquire an additional 5% of Triple 8 Limited	12,000	-	-	-	-	-		-	-	-	1,200,000	-	1,200,000
Issuance of Series A preferred shares to APH pursuant to share exchange agreement and cancellation of related common shares	100,000	1	-	-	-	-	(33,000,000)	(330)	-	-	329	-	-
Return and cancellation of common shares issued for Forex NYC	-	-	-	-	-	-	(1,000,000)	(10)	-	-	(199,990)	-	(200,000)
Repurchase of common shares on open market	-	-	-	-	-	-	(38,000)	-	38,000	(11,059)	-	-	(11,059)
Issuance of Series B preferred shares to ATL and in exchange cancellation of common shares as per settlement agreement	-	-	45,000	-	-	-	(324,234)	(3)	-	-	3	-	-
Annulment of 49.5 % investment in Triple 8 Limited	-	-	-	-	-	-	-	-	-	-	(7,499,750)	-	(7,499,750)
Cancellation of Series A preferred shares of HAM pursuant to Triple 8 settlement agreement	(12,000)	-	-	-	-	-	-	-	-	-	(1,200,000)	-	(1,200,000)
Cancellation of common stock Series A preferred shares issued to APH pursuant to Triple 8 Limited settlement agreement	(100,000)	(1)	-	-	-	-	-	-	-	-	(329)	-	(330)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(741,059)	(741,059)
Balances at December 31, 2011		$-	45,000	$-			34,248,585	$343	38,000	$(11,059)	$1,372,333	$(1,231,410)	$130,207

Issuance of Series C preferred shares to convert GV Global payable to equity				0	10,000						222,340		222,340
Issuance of shares to former directors and officer for services rendered							4,640,001	46			46,354		46,400
Net loss												(593,274)	(593,274)
Balances at December 31, 2012	-	$-	45,000	$-	10,000	$-	38,888,586	389	38,000	$(11,059)	$1,641,027	$(1,824,684)	$(194,327)

The accompanying notes are an integral part of these consolidated financial statements

FOREX INTERNATIONAL TRADING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,

	Years Ended
	December 31,
	2012	2011

Cash Flows From Operating Activities:
Net loss	$(593,274)	$(741,059)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Provision for doubtful accounts (recovery of allowance for credit loss)	(100,000)	130,000
Depreciation of property and equipment	5,527	5,232
Amortization of intangible assets	17,560	52,679
Amortization of debt discount	-	41,668
Gain on sale of disposition of interest in private company	-	(904,100)
Common stock issued to consultants for services rendered	-	362,000
Shares issued to former directors and officer for services rendered	46,400	-
Loss on settlement of GV Global payable	111,340	-
Changes in assets and liabilities:
Accounts receivable	-	(10,000)
Prepaid expenses	(190)	(7,419)
Accrued interest on notes receivable	(1,578)	(36,657)
Accounts payable and accrued expenses	(145,820)	319,071
Accrued interest on notes payable	73,416	142,341

Net cash used in operating activities	(586,619)	(646,244)

Cash flows from investing activities:
Purchase of fixed assets	-	(1,515)
Issuance of notes receivable	(95,777)	(150,000)
Proceeds received from sale of interest in private company	-	731,980
Collections received on notes receivable	1,419,900	-

Net cash provided by investing activities	1,324,123	580,465

Cash flows from financing activities:
Issuance of common stock in private placement	-	28,345
Purchase of shares returned to treasury	-	(11,059)
Payments made on notes payable	(1,148,542)	-
	-	-

Net cash (used in) provided by financing activities	(1,148,542)	17,286

Net decrease in cash and cash equivalents	(411,038)	(48,493)

Cash and cash equivalents, beginning of year	411,656	460,149

Cash and cash equivalents, end of year	$618	$411,656

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$66,169	$-

Income taxes	$-	$-

NON-CASH INVESTING ACTIVITIES:
Conversion of GV Global payable to Series C preferred stock	$111,000	$-
Conversion of accrued expenses to note payable	$155,241	$-
Restricted common shares issued to ATL for certain draws on a note
to pay certain expenses	$-	$71,736
Issuance of Series A preferred shares issued to HAM pursuant to share exchange Convertible Preferred Share issued to HAM
to acquire an additional 5% of private company	$-	$1,200,000
Return and cancellation of common shares issued to FOREX NYC	$-	$200,000
Mladen Poropat conversion of debt to common shares	$-	$200,000
Issuance of Series B preferred shares to ATL in exchange for
cancellation of common shares as per settlement agreement	$-	$159,495
Cancellation of Series A convertible preferred shares issued to APH
pursuant to private company settlement agreement	$-	$7,499,750
Cancellation of Series A convertible preferred shares issued to HAM
pursuant to private company settlement agreement	$-	$1,200,000
Recording of short-term receivable as part of private company settlement	$-	$1,269,000
Issuance of a note payable to Cordellia as part of private company settlement	$-	$1,000,000
Issuance of a convertible note payable to Vulcan Oil & Gas Inc., net of a
debt discount of $100,000	$400,000	$-

Receipt of secured note from Vulcan Oil & Gas Inc.	$400,000	$-

The accompanying notes are an integral part of these consolidated financial statements

FOREX INTERNATIONAL TRADING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

1.      Organization and Nature of Business

Forex International Trading Corp. (the “Company”) was incorporated on July 22, 2009 under the laws of the State of Nevada and is headquartered in Kensington, Maryland.  On September 9, 2009 the Company filed Form S-1 Registration Statement to provide for the registration of securities under the Securities Act of 1933. The Company’s principal business activities have been to engage in foreign currency market trading for non-US resident professionals and retail clients over its web-based trading systems. While these trading operations have been closed, the Company continues to operate in the consulting segment of the foreign currency market, leveraging its contacts and knowledge. In addition, the Company is analyzing investments in joint ventures and is selectively pursuing acquisitions.

2. Summary of Significant Accounting Policies

Presentation and Basis of Financial Statements

The accompanying consolidated financial statements have prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These consolidated financial statements include the accounts of Forex International Trading Corp. and its wholly-owned subsidiary – Direct JV Investments Inc (“Directjv”) (together “Forex” or the “Company”).

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

Notes and Short-Term Receivable

The notes and short-term receivable are carried at cost, which approximates fair value. The Company measures the impairment of loans based on its historical loan collection experience and existing economic conditions. Impairment is recognized when management believes it is probable that payments will not be received on some portion of the loan, which is determined on an individual loan basis. The Company evaluates loans for impairment on an annual basis or when there are indications that the loan may not be collected. When management determines that a loan is impaired it is placed on non-accrual status, and an allowance for loan losses is established to recognize the estimated amount of impairment.  Payments received on non-accrual loans are generally applied to the outstanding principal balance. Loans are removed from non-accrual status when management believes that the borrower will resume making the payments required by the loan agreement.

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

As required by U.S. GAAP for long-lived assets, the Company evaluates the fair value of its property and equipment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  Any impairment of value is recognized when the carrying amount of the asset exceeds its fair value.  There were no impairment losses for the fiscal years ended December 31, 2012 and 2011.

FOREX INTERNATIONAL TRADING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011
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

Treasury Stock

Treasury stock is recorded at cost.  The re-issuance of treasury shares is accounted for on a first in, first-out basis and any difference between the cost of treasury shares and the re-issuance proceeds are charged or credited to additional paid-in capital. During 2011, the Company bought back 38,000 of its own shares.

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

U.S. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur.  Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that would likely be sustained under examination.  The Company had no uncertain tax positions as of December 31, 2012, and is current in its tax filings.

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

Share-Based Compensation

The Company calculates stock-based compensation expense including compensation expense for all share-based payment awards made to employees and directors including employee stock options, stock appreciation rights and restricted stock awards based on their estimated grant date fair values.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense on a straight-line basis over any required service period.  No such expenses were recognized for the fiscal years ended December 31, 2012 and 2011.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings (loss) per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or could otherwise cause the issuance of common stock, such as options, convertible notes and convertible preferred stock, were exercised or converted into common stock or could otherwise cause the issuance of common stock that then shared in earnings (loss). Such potential additional common shares are included in the computation of diluted earnings per share.  Diluted loss per share has not been computed for the fiscal years ended December 31, 2012 and 2011 because any potential additional common shares would reduce the reported loss per share and therefore have an antidilutive effect.

FOREX INTERNATIONAL TRADING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

3.  Liquidity and Going Concern

The Company generated no revenues in 2012, has had recurring losses from operations since inception, and has a negative working capital and stockholder’s deficiency as of December 31, 2012. These factors create substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company plans to raise working capital that will allow Forex to conduct their business for the next twelve months. There is no guarantee regarding the Company’s ability to raise that capital. The Company expects to use the proceeds to fund its short-term capital requirements including paying administrative expenses associated with maintaining public company’s filings for the next 12 months.    In order for the Company to implement their business plan and pay various administrative expenses on a minimal basis for 12 months, the Company expects that it will need cash of approximately $25, 000 per month at a minimum.   The Company expects to be able to remain in operations for a period of 12 months with cash on hand and/or cash from collecting receivables and/or other debts.  The Company expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors including the state of the worldwide economy and financial markets, which are outside the Company's control.

4.      Investments and Acquisitions and Divestiture

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

The Company defaulted on its note payable to APH and on its obligation under the HAM Note.  In order to avoid costly litigation and the potential detrimental impact of a judgment against the Company, as a result of two defaults, the Company entered into an agreement on December 7, 2011 to annul its purchases of its ownership interest in Triple 8.  As a part of the Annulment:

•	Triple 8 agreed to pay the Company $2,001,000 (the “Triple Payments”) through November 2012.

•
The Company issued a new $1,000,000 promissory note (the "CDOO Note") to an assignee of HAM and APH as consideration for the termination of the APH Note and the HAM Note, which were both in default.  The CDOO note had an annual interest rate of ten percent (10%) and was payable in full on November 30, 2012.

•	APH and HAM agreed to return all of their stock holdings to the Company for cancellation.

The Company has received Triple 8 Payments in the aggregate amount of $2,001,000 and had paid the CDOO note in the aggregate amount of $1 million as per the terms of the agreements during the year ended December 31, 2012.

FOREX INTERNATIONAL TRADING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

Investment in Joint Venture – Vulcan Oil & Gas Inc.

On February 13, 2012, Direct JV Investments Inc. ("JV"), a wholly-owned subsidiary of the Company entered into a Joint Venture Agreement (the "JV Agreement") with Vulcan Oil & Gas Inc. ("Vulcan"), whereby the Company would from time to time provide financing to certain Vulcan alternative, green and solar energy projects (the "Projects") with the goal of sharing in any rebates awarded by the government on any of the Projects. Pursuant to the JV Agreement, JV provided Vulcan with $68,000 in cash (the Funding") and credit for inventory valued at $31,328 for a total investment value of $99,328 (the "Investment").

On January 7, 2013, effective December 31, 2012, the Company, JV and Vulcan entered an agreement (the "Agreement") pursuant to which the JV Agreement was terminated, the Company issued to Vulcan a 4% convertible promissory note in the principal amount of $500,000 (the "Forex Note") and Vulcan issued to the Company a 10% Secured and Collateralized Promissory Note in the principal amount of $400,000 (the "Vulcan Note" and collectively with the Forex Note, the "Notes") in consideration of the Forex Note. The Investment of $99,328 was written off as of December 31, 2012 (as discussed in Note 8c).

The Forex Note maturity date is December 31, 2013, which can be extended by the Company for an additional one year at which point the 4% interest rate will increase to 10% per annum. The Forex Note may be prepaid without penalty. The Forex Note conversion price is the Variable Conversion Price, which is defined as 50% multiplied by the average of the lowest three trading prices of the Company's common stock on the OTCBB during the 10 day trading period ending on the latest complete day of trading on the OTCBB prior to the date of conversion. The Variable Conversion Price cannot be less than $0.002. At no time will Vulcan convert any amount of the Forex Note into common stock that would result in Vulcan owning more than 4.9% of the common stock outstanding of the Company.

The Vulcan Note has a 10% one-time interest charge on the principal sum. The interest rate will be increased by an additional 4% per annum (e.g. 14% per annum) in the event the principal is not paid by the December 31, 2013 maturity date. The collateral or security of the Vulcan Note is 50,000 watts of solar modules. The Vulcan Note may be prepaid without penalty.

After closing the Notes and recording of the difference as a debt discount, there are no further balances due between the parties and the JV Agreement is null and void. The Company has received Vulcan's consent (subject to a fee to be negotiated upon the Company entering an agreement, with a minimum fee in the amount of the Funding) to begin negotiations with private groups to purchase certain knowledge and assets for the production of proprietary solar modules, directly or via third party. While management is of the opinion that these discussions may successfully produce agreements, there can be no guarantee of this.

5. Notes and Short-term Receivables

As of December 31, 2012 and 2011, notes and short-term receivables, including accrued interest, consisted of:

	2012	2011
Note receivable - Vulcan	$400,000	$-	a.
Short-term note receivable - Cordellia	80,777	-	b.
Note receivable - Apel Design	16,578	-	c.
Short-term receivable for annulment of Triple 8 investment	-	1,269,000	d.
Commercial note receivable, net of allowance of $-0- and
$100,000 as of December 31, 2012 and 2011, respectively	-	50,900	e.

Total notes and short-term receivables	$497,355	$1,319,900

a.
On January 7, 2013, effective December 31, 2012, the Company, JV and Vulcan entered an agreement (the "Agreement") pursuant to which the JV Agreement was terminated. As part of the termination agreement, Vulcan issued to the Company a 10% Secured and Collateralized Promissory Note in the principal amount of $400,000. The note has a maturity date of December 31, 2013, and can be extended by the Company for an additional year at which point the 4% interest rate will increase to 10% per annum.

FOREX INTERNATIONAL TRADING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

b.
As of December 31, 2012 the Company has overpaid a note payable to CDOO in the amount of $80,777. This amount is classified as a note and short-term receivable in the accompanying consolidated financial statements. The Company believes that this amount will be collected in full in 2013.

c.   Note receivable from Amit Apel Design, Inc. (“Apel Design”) original principal of $15,000, interest at a 12% annual rate, maturing on August 13, 2012. Subsequently, the parties agreed to extend the maturity of the note to December 31, 2012. The note is secured by Apel Design’s inventory. As of December 31, 2012, the amount owed the Company by Apel Design including accrued interest is $16,578. Although the note is in default at December 31, 2012, the Company believes that this amount will be collected in full in 2013.

d.   In connection with the Triple 8 annulment agreement, Triple 8 agreed to pay the Company a total of $2,001,000 under the annulment of the share purchase agreements. As of December 31, 2011, the Company had a short term receivable of $1,269,000, after an initial collection of $732,000. The Company received monthly payments of approximately $68,000 in January 2012, approximately $73,000 from February 2012 through October 2012, and a final payoff of $541,860 in November 2012. This short-term note bore no interest.

e.   Note receivable from Fortune Market Media Inc. (“FTMK”), original principal of $150,000, interest at a 12% annual rate, maturing on February 13, 2012. FTMK had defaulted on the loan and the Company had established a reserve for loan losses of $100,000 at December 31, 2011. During the year ended December 31, 2012 the Company collected the entire amount of the original receivable plus accrued interest. As of December 31, 2012 the Company reflected the recovery of the $100,000 allowance for credit losses that had been established as other income in the accompanying consolidating financial statements.

The Company’s investment in impaired loans is as follows as of December 31, 2012 and 2011:

	2012	2011
Investment in impaired loans	$-	$150,000
Investment in impaired loans that have a
related allowance for credit losses	$-	$150,000
Investment in impaired loans that do not have a
related allowance for credit losses	$-	$-
Total allowance of credit losses on impaired loans	$-	$100,000
Total unpaid principal balance	$-	$100,000

The Company’s related interest income on these impaired loans is as follows as of December 31, 2012 and 2011:
	2012	2011
Average recorded investment in impaired loans	$-	$150,000
Related amount of interest income recognized
for the time the loans were impaired	$-	$900
Total reserve on accrued interest income	$-	$900

FOREX INTERNATIONAL TRADING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

6.      Property and Equipment, Net

Property and equipment consisted of the following as of December 31, 2012 and 2011:

	Estimated
	Useful
	Lives	2012	2011
Computers and equipment	3 years	$12,539	$12,539
Furniture	7 years	9,430	9,430
		21,969	21,969
Less accumulated depreciation		13,552	8,025
		$8,417	$13,944

Depreciation expense was $5,527 and $5,232 for the years ended December 31, 2012 and 2011, respectively.

7.      Other Assets

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

Other assets consisted of the following as of December 31, 2012 and 2011:

	2012	2011
White label licensing and websites	$-	$17,560

	$-	$17,560

At December 31, 2012, the asset has been fully amortized. Amortization expense amounted to $17,560 and $52,679 for the years ended December 31, 2012 and 2011, respectively.

FOREX INTERNATIONAL TRADING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

8.           Notes Payable

As of December 31, 2012 and 2011, notes payable and accrued interest consisted of:

	2012	2011
Notes payable and accrued interest - Rasel	$140,778	$135,548	a.
Note payable and accrued interest - Glendon	81,829	-	b.
Note payable - Vulcan (net of debt discount of $100,000	400,000	-	c.
and $-0- as of December 31, 2012 and 2011, respectively)
Note payable and accrued interest - Cordellia	-	1,006,944	d.

	$622,607	$1,142,492

a) Rasel LTD - Convertible Notes Payable

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

The balance of the notes as of December 31, 2012 and 2011 was $140,778 and $135,548, respectively, which includes accrued interest in the amounts of $15,778 and $10,548 at December 31, 2012 and 2011, respectively. The note is currently in default; the Company will attempt to reach an amicable settlement with the counterparty.

b) Glendon Note Payable

On September 30, 2012, the Company converted a payable in the amount of $155,242 to a note payable. The note bears annual interest at 10%, and was to mature on December 31, 2012. The Company has negotiated an extension to the maturity date until December 31, 2013. The balance at December 31, 2012, including accrued interest, is $81,829.

c) Note Payable to Vulcan

On January 7, 2013, effective December 31, 2012, the Company, JV and Vulcan entered an agreement (the "Agreement") pursuant to which the JV Agreement was terminated, the Company issued to Vulcan a 4% convertible promissory note in the principal amount of $500,000 (the "Forex Note") and Vulcan issued to the Company a 10% Secured and Collateralized Promissory Note in the principal amount of $400,000. The Company recognized a debt discount in the amount of $100,000 for the difference in the face value of the note issued and the note received from the same party. The face value of the note payable is shown net of the debt discount .This debt discount will be amortized over the one year life of the note. The note has a maturity date of December 31, 2013, and can be extended by the Company for an additional one year at which point the 4% interest rate will increase to 10% per annum. The Forex Note may be prepaid without penalty. The Forex Note conversion price is the Variable Conversion Price, which is defined as 50% multiplied by the average of the lowest three trading prices of the Company's common stock on the OTCBB during the 10 day trading period ending on the latest complete day of trading on the OTCBB prior to the date of conversion. The Variable Conversion Price cannot be less than $0.002. At no time will Vulcan convert any amount of the Forex Note into common stock that would result in Vulcan owning more than 4.99% of the common stock outstanding of the Company.

d) Cordelia (CDOO) Note Payable

The Company entered into a settlement agreement to annul its purchase of Triple 8 stock and issued a new promissory note to CDOO in the principal amount of $1,000,000.  The CDOO note bears interest at the rate of ten percent (10%) per annum and is due and payable in full on November 30, 2012.  Payments made for the year ended December 31, 2012 amounted to $1,146,946 of which $66,169 was for accrued interest and $80,777 was an overpayment which is reflected in notes and short term receivables in the accompanying consolidated financial statements. At December 31, 2012 this note has been paid in full. The balance due as of December 31, 2011 was $1,006,944, which included accrued interest in the amount of $6,944.

FOREX INTERNATIONAL TRADING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

9.      Income Taxes

The Company has accumulated net operating losses, which can be used to offset future earnings.  Accordingly, no provision for income taxes is recorded in the consolidated financial statements. A deferred tax asset for the future benefits of net operating losses and other differences is offset by a 100% valuation allowance due to the uncertainty of the Company’s ability to utilize the losses. These net operating losses will expire in the years 2029 through 2032.

The Company had net operating loss carryforwards of approximately $1,600,000 at December 31, 2012. These net operating loss carryforwards may be limited in accordance with Section 382 of the Internal Revenue Code of 1986, as amended, based on certain changes in ownership that have occurred and that could occur in the future.

The tax effects (computed at 40%) of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

		Current
		period
	2011	changes	2012
Deferrred tax assets:
Net operating loss carryforwards	$411,000	$237,000	$648,000
Loan receivable	56,000	(56,000)	-
Accounts payable and accrued expenses	39,000	(39,000)	-
Valuation allowance	(506,000)	(142,000)	(648,000)
Net deferred tax assets	$-	$-	$-

A reconciliation of income benefit provided at the federal statutory rate of 34% to income tax benefit is as follows:

	2012	2011
Income tax benefit computed at federal statutory rate	34%	34%
State taxes, net of federal tax benefit	6%	6%
Valuation allowance	(40)%	(40)%
Effective tax rate	0%	0%

FOREX INTERNATIONAL TRADING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

10.      Stockholders’ (Deficiency) Equity

Authorized Shares

The Company has 400,000,000 authorized shares of its $0.00001 par value common stock and 20,000,000 shares of its $0.00001 par value Preferred Stock Series B as of December 31, 2012 and 2011. On September 26, 2012, the Company authorized 10,000 Preferred Stock Series C shares, par value $0.00001.

Common Shares:

On January 5, 2011, the Company issued 188,965 shares representing the balance of shares to be issued pursuant to the private placement in December 2010.

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

Effective December 31, 2012, the Company issued common shares to former directors William Glass, Stewart Reich, and Liat Franco to settle their Director and Officer fees. To Messrs. Glass and Reich, the Company issued 2,042,740 restricted shares each valued at $20,427. To Mrs. Franco, formerly a Director and the CEO of the Company, the Company issued 554,521 restricted shares valued at $5,545.

Treasury Stock

On April 25, 2011, the Company issued a press release announcing that its Board of Directors approved a share repurchase program.  Under the program, the Company is authorized to purchase up to 1,000,000 of its shares of common stock in open market transactions at the discretion of management.  All stock repurchases will be subject to the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended and other rules that govern such purchases.  As of December 31, 2012 and 2011, the Company had repurchased 38,000 of its common shares in the open market, which were returned to treasury.

	Total Number of	Average	Shares Purchased	Shares Remaining
	Shares Purchased	Price Paid	Under Repurchase Plan	Under Repurchase Plan
Month

May 2011	23,500	$0.4095	23,500	976,500
August 2011	9000	$0.1007	9,000	967,500
November 2011	5500	$0.0964	5,500	962,000

Weighted-average price paid per share	38,000	$0.2910	38,000

FOREX INTERNATIONAL TRADING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

Series A Preferred Shares (cancelled in December 2011)

The Series A Preferred Stock was issued as a part of the Share Exchange Agreements relating to the Triple 8 purchase and had a stated value of $100 per share and was convertible into the Company’s common stock at a conversion price of $0.30 per share representing 4,000,000 shares of common stock.  The Series A Preferred Stock voted on an as-converted basis multiplied by three and carried standard anti-dilution rights.  The Series A Preferred Stock did not carry preferential liquidation rights.  As part of the annulment of the Triple 8 Share Exchange Agreements share all of the outstanding Series A Preferred shares were returned to the Company and the stock has been canceled. As of December 31, 2012, there are no Series A Preferred shares outstanding.

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

Each share of Series C Preferred Stock is convertible, at the option of GV, into such number of shares of common stock of the Company as determined by dividing the Stated Value (as defined below) by the Conversion Price (as defined below).  The Conversion Price for each share is equal to a 50% discount to the average of the lowest three lowest closing bid prices of the Company’s common stock during the 10 day trading period prior to the conversion with a minimum conversion price of $0.002.  The stated value is $11.00 per share (the “Stated Value”).  The Series C Preferred Stock has no liquidation preference, does not pay dividends and the holder of Series C Preferred Stock shall be entitled to one vote for each share of common stock that the Series C Preferred Stock shall be convertible into.   GV has contractually agreed to restrict its ability to convert the Series C Preferred Stock and receive shares of the Company's common stock such that the number of shares of the Company's common stock held by it and its affiliates after such conversion does not exceed 4.9% of the then issued and outstanding shares of the Company's common stock.

The issuance of the Series C Preferred Stock was made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder.  GV is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

11.      Related Parties

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the party in making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences.

On January 18, 2011, Mrs. Liat Franco was appointed by the Company to serve as the Secretary of the Company.   On March 4, 2011, the Company entered into an Employment Agreement with Liat Franco whereby the Company employed Mrs. Franco as its Secretary for a term of one year (the “Term”).   The Term of the Employment Agreement was extended, and the number of shares of common stock issued was determined by dividing $4,159 by the market price on the effective date of issuance discounted by 25%. On November 15, 2011, Liat Franco was appointed by the Company to serve as the Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a director of the Company. Mrs. Franco resigned as an Officer of the Company  on April 23, 2012, and as a Director from the Company on May 23, 2012. For her services during the Term as Secretary, the Company issued Ms. Franco 554,521 restricted shares of the Company’s common stock.

Effective December 31, 2012 the Company issued common shares to former directors William Glass, Stewart Reich, and Liat Franco to settle their Director and Officer fees. To Messrs. Glass and Reich, the Company issued 2,042,740 restricted shares each valued at $20,427. To Mrs. Franco, formerly a Director and the CEO of the Company, the Company issued 554,521 restricted shares valued at $5,545.

FOREX INTERNATIONAL TRADING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

Effective January 2, 2012, Erik Klinger was appointed by the Company to serve as the Chief Financial Officer, on a part-time basis, and a Director of the Company.  Mr. Klinger earned consulting fees of $42,666 in 2012.

As of December 31, 2012, the payables for accrued directors and officer’s fees of $34,801 to Mr. Glass, Mr. Reich, and Liat Franco were settled with the issuance of common stock.

Robert Morris Price was appointed by the Company to serve as the President, Chief Executive Officer, and Treasurer as well as Chairman of the Company in April 2012. Mr. Price does not have a Director agreement as of December 31, 2012.

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

David Price, the son of Robert Morris Price, earned consulting fees of $20,000 in 2012.

The Company pays no rent for the use of its headquarters in Kensington, Maryland which is owned by Robert Morris Price. The Company has no lease and does not contemplate entering into a lease.

12.       Contingencies

Legal Proceedings

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business.  There is currently no litigation that management believes will have a material impact on the financial position of the Company.

On June 13, 2011, the Company commenced a civil action (the “San Diego Action”) against George A. Sharp in the San Diego County Superior Court bearing Case No. 37-2011-00092840 CU-DF-CTL.   David Harter represented Mr. Sharp in the San Diego Action.  Mr. Sharp filed a motion to dismiss (the “Motion to Dismiss”) the San Diego Action. The Company voluntarily dismissed the San Diego Action without prejudice. Thereafter, Mr. Sharp made a motion for the recovery of his fees and costs in connection with the Motion to Dismiss.  On September 27, 2012, the court entered judgment (the “San Diego Judgment”) in favor of Mr. Sharp and against the Company in the San Diego Action for fees and costs in connection with the Motion to Dismiss.  Mr. Harter claimed to have an attorney’s lien on the San Diego Judgment.

In addition, the Company became the assignee of that certain judgment (the “Los Angeles Judgment”) for costs and attorney fees entered in favor of Yasheng Eco-Trade Corporation and against Mr. Sharp, entered in Los Angeles County Superior Court bearing Case No. 10K15452 on July 28, 2011.

On December 4, 2012, the Company entered into a Settlement Agreement and Mutual General Release Agreement with Mr. Sharp and Mr. Harter pursuant to which (i) the Company agreed to pay Mr. Sharp $10,000; (ii) the Company delivered to Mr. Sharp an Acknowledgment of Satisfaction of Judgment regarding the Los Angeles Judgment; (iii) Mr. Sharp shall deliver to the Company an Acknowledgment of Satisfaction of Judgment regarding the San Diego Judgment; and (iv) the parties agreed to settle all claims, demands, and/or causes of action which may exist between them, whether known, unknown or suspected in connection with the San Diego Action, the Motion to Dismiss, the San Diego Judgment and the Los Angeles Judgment.

There is no other litigation pending as of December 31, 2012.

FOREX INTERNATIONAL TRADING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

13.      Per Share Information

Loss per share

Basic loss per share of common stock is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding.  Diluted loss per share of common stock (“Diluted EPS”) is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents and convertible securities then outstanding.  As of December 31, 2012 and 2011, there were 171,763,778 and 15,217,578, respectively, of potentially dilutive common stock equivalents outstanding.  The potentially dilutive common stock equivalents at December 31, 2012 arise from (i) the issuance on December 7, 2011 of 45,000 Series B Preferred Shares which are convertible into 15 million shares, (ii) the issuance of the Rasel note which is convertible into 234,630 shares, (iii) the issuance of 10,000 Series C Preferred Shares having a stated value of $100 per share which are convertible into 22,000,000 common shares, given recent market prices, and notwithstanding a restriction against owning more than 4.99% of the Company’s stock, and (iv) the issuance of a $500,000 convertible note payable to Vulcan, which is convertible into 134,529,148 shares, given recent market prices, and notwithstanding a restriction against owning more than 4.99% of the Company’s stock.  The 15,217,578 potentially dilutive common stock equivalents at December 31, 2011 arise from the issuance on December 7, 2011 of 45,000 Series B Preferred Shares convertible into 15 million shares and the issuance of the Rasel note convertible into 217,578 shares. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on the net loss per common share.

14.      Subsequent Events

The Company has evaluated its subsequent events from the balance sheet date. . The Company has no material subsequent events requiring disclosure.