Form 10-K/A
period 2012-12-31
Forex International Trading Corp.
filed 2013-05-13
CIK 1471781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Amendment No. 1

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

As of March 24, 2013, 38,888,585 shares of common stock, $.00001 par value per share, of the registrant were outstanding.

Documents incorporated by reference:  None

EXPLANATORY NOTE: The sole purpose of this amendment is for Forex International Trading Corp. (“Forex”) to amend the Form 10-K Annual Report for the year ended December 15, 2012 filed with the Securities and Exchange Commission on April 15, 2013 (the “Original Filing”).  The Original Filing provided that Forex was a shell company as such term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “34 Act”). Forex is filing this amendment to provide that it is not a shell.  Forex has been actively pursuing revenue generating activities in the foreign exchange area.  As stated in the Original Filing, at December 31, 2012, Forex was focused on consulting in the trading of foreign currency, as well as reviewing and facilitating acquisitions of companies with promising business models.  As a result of these activities, it is Forex’s  management’s position that Forex is not a shell as such term is defined in Rule 12b-2 of the 34 Act.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1	Certificate of Incorporation of Forex International Trading Corp. (6)
3.2	Bylaws of Forex International Trading Corp. (6)
3.3	Certificate of Designation for Series A Preferred Stock (14)
3.4	Certificate of Designation for Series B Preferred Stock (21)
3.5	Certificate of Designation – Series C Preferred Stock (22)
3.6	Amendment to the Certificate of Designation for the Series B Preferred Stock (25)
3.7	Amendment to the Certificate of Designation for the Series C Preferred Stock(25)
4.1	Convertible Promissory Note issued by the Company to ATL dated July 8, 2010 (3)
4.2	Secured and Collateralized Promissory Note issued by ATL to the Company dated July 8, 2010 (3)
4.3	Collateral and Security Agreement by and between Forex International Trading Group and ATL dated July 7, 2010 (3)
4.4	Promissory Note issued to Rasel Ltd. Dated October 6, 2009(7)
4.5	Promissory Note issued to Rasel Ltd. Dated October 20, 2009 (7)
4.6	Letter Agreement between Rasel Ltd. and Forex International Trading Corp. dated January 22, 2011 (8)
4.7	Letter Agreement by and between Forex International Trading Group and ATL dated November 8, 2010(9)
4.8	6% Convertible Note issued to APH (11)
4.9	6% Convertible Debenture issued to HAM dated April 5, 2011 (14)
4.10	Promissory Note dated November 30, 2011 issued to Cordellia d.o.o. in the amount of $1,000,000 (18)
4.11	$500,000 Convertible Promissory Note issued by Forex International Trading Corp. (23)
4.12	$400,000 Secured and Collateralized Promissory Note issued by Vulcan Oil & Gas Inc. (23)
10.1	Software Licensing Agreement dated April 12, 2010, by and between Forex International Trading Corp and Triple (1)
10.2	Employment Agreement dated April 23, 2010, by and between Forex International Trading Corp and Darren Dunckel (2)
10.3	Letter Agreement by and between Forex International Trading Corp. and Anita Atias, dated July 29, 2010 (4)

10.4	Letter Agreement by and between Forex International Trading Corp. and Stewart Reich, dated July 29, 2010 (4)
10.5	Letter Agreement by and between Forex International Trading Corp. and Mr. William Glass, dated August 6, 2010 (5)
10.6	Share Exchange Agreement by and between Forex International Trading Corp. and APH (10)
10.7	Letter Agreement by and between Forex International Trading Corp., APH, Medirad Inc. and Rasel Ltd. (11)
10.8	Letter Amendment by and between Forex International Trading Corp. and William Glass, dated March 4, 2011 (13)
10.9	Letter Amendment by and between Forex International Trading Corp. and Stewart Reich, dated March 4, 2011 (13)
10.10	Employment Agreement by and between Forex International Trading Corp. and Liat Franco, dated March 7, 2011 (13)
10.11	Agreement between Forex International Trading Corp. and APH dated April 5, 2011 (14)
10.12	Conversion Agreement between MP and Forex International Trading Corp. dated April 5, 2011 (14)
10.13	Share Exchange Agreement between Forex International Trading Corp. and dated April 5, 2011 (14)
10.14
Agreement to Unwind and Mutual Release dated as of July 11, 2011 by and between Forex International Trading Corp., Forex NYC and Wheatley Investment Agreement by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)

10.15	Registration Rights Agreement with Centurion by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)
10.16	Intentionally Left Blank
10.17	Settlement Agreement by and between Forex International Trading Corp., A.T. Limited, Watford Holding Inc. and James Bay Holdings, Inc. dated November 1, 2011 (17)
10.18	Settlement and Foreclosure Agreement between Forex International Trading Corp., AP Holdings Limited, H.A.M Group Limited and Cordellia d.o.o.(18)
10.19	Annulment of Share Purchase Agreement dated December 5, 2011 between Triple 8 Limited, AP Holdings Limited, H.A.M Group Limited and 888 Markets (Jersey) Limited (18)
10.20	Promissory Note issued to Forex International Trading Corp. dated December 13, 2011 (19)
10.21	Stock Pledge Agreement executed by Fortune Market Media Inc. dated December 13, 2011 (19)
10.22 10.23
Conversion Agreement between the Company and GV Global Communications, Inc. (22)
Agreement by and between and Direct JV Investments Inc., Forex International Trading Corporation and Vulcan Oil & Gas Inc. dated January 7, 2013 (23)

21.1	List of Subsidiaries (24)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2010
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 28, 2010
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 13, 2010
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 3, 2010
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 9, 2010
(6)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 9, 2009.
(7)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on November 2, 2009.
(8)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on January 29, 2010.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 22, 2010
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 17, 2010
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2011
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 2, 2011

(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 9, 2011
(14)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 6, 2011
(15)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 20, 2011
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 29, 2011
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 9, 2011
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 12, 2011
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 16, 2011
(20)	Incorporated by referenced to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 13, 2012
(21)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 14, 2012
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 27, 2012.

(23) (24) (25)
Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 9, 2013.
Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2013.
Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 20, 2012.

 SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

FOREX INTERNATIONAL TRADING CORP. (Registrant)

Date: May 13, 2013	By:	/s/ Robert Price
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

SIGNATURE	NAME	TITLE	DATE

/s/Robert Price	Robert Price	Director, CEO, President, Treasurer and Secretary	May 13, 2013

/s/ Erik Klinger	Erik Klinger	Director and CFO	May 13, 2013