Form 10-Q
period 2013-03-31
Forex International Trading Corp.
filed 2013-05-20
CIK 1471781

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commissions file number: 000-54530

FOREX INTERNATIONAL TRADING CORP.
(Exact name of registrant as specified in its charter)

Nevada	27-0603137
State or other jurisdiction of	I.R.S. Employer Identification Number
incorporation or organization

400 Continental Blvd. Suite 600 El Segundo CA 90245
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

Large accelerated filer 	Accelerated filer 

Non accelerated filer   (Do not check if a smaller reporting company)  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.00001 par value	38,888,586
(Class)	(Outstanding at May 20, 2013)

FOREX INTERNATIONAL TRADING CORP.

PART I.	Financial Information

Item 1.	Financial Statements

FOREX INTERNATIONAL TRADING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(UNAUDITED)	(AUDITED)
ASSETS

Current assets:
Cash and cash equivalents	$22	$618
Note and short-term receivables	507,355	497,355
Prepaid expenses	10,845	10,845
Total current assets	518,222	508,818

Property and equipment, net	7,035	8,417

Other assets	-	-

Total assets	$525,257	$517,235

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$84,800	$88,955
Notes payable and accrued interest (net of debt discount of $75,000 and $100,000 as of
March 31, 2013 and December 31, 2012, respectively)	696,837	622,607
Total current liabilities	781,637	711,562

Total liabilities	781,637	711,562

Contingencies

Stockholders' deficiency:

Series B Preferred stock, $0.00001 par value, 20,000,000 shares authorized;
45,000 shares issued as of March 31, 2013 and December 31, 2012, respectively	-	-

Series C Preferred stock, $0.00001 par value, 10,000 shares authorized;
10,000 shares issued as of March 31, 2013 and December 31, 2012, respectively	-	-
Common stock - $0.00001 par value, 400,000,000 shares authorized; 38,888,586
shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	389	389
Treasury stock, at cost; 38,000 shares as of March 31, 2013 and December 31, 2012, respectively	(11,059)	(11,059)
Additional paid-in capital	1,641,027	1,641,027
Accumulated deficit	(1,886,737)	(1,824,684)

Total stockholders' deficiency	(256,380)	(194,327)

Total liabilities and stockholders' deficiency	$525,257	$517,235

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FOREX INTERNATIONAL TRADING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2013	March 31, 2012

Revenues:
Consulting and services	$30,000	$-
Income from foreign currency operations	-	7,106
Total revenues	30,000	7,106

General and administrative expenses	93,203	115,047

Loss from operations	(63,203)	(107,941)

Other income (expenses):
Interest income	10,000	222
Interest (expense)
in the first quarters of 2013 and 2012, respectively	(8,850)	(21,684)
Total other income (expense)	1,150	(21,462)

Loss before income taxes	(62,053)	(129,403)

Income tax expense	-	-

Net loss	$(62,053)	$(129,403)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	35,405,407	34,248,585

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FOREX INTERNATIONAL TRADING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2013	March 31, 2012

Cash Flows From Operating Activities:
Net loss	$(62,053)	$(129,403)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation of property and equipment	1,382	1,382
Amortization of intangible assets	-	13,170
Amortization of debt discount	25,000	-
Changes in assets and liabilities:
Accounts receivable and prepaid expenses	-	(2,844)
Accrued interest on notes receivable	(10,000)	(222)
Accounts payable and accrued expenses	(4,155)	(170,962)
Accrued interest on notes payable	8,850	21,685

Net cash used in operating activities	(40,976)	(267,194)

Cash flows from investing activities:
Investment in a joint venture	-	(8,000)
Issuance of a note receivable	-	(15,000)
Collections received on notes receivable	-	214,642

Net cash provided by investing activities	-	191,642

Cash flows from financing activities:
Repayment on a note payable	-	(300,000)
Additional borrowing under a note payable	40,380	-
	-	-

Net cash (used in) provided by financing activities	40,380	(300,000)

Net decrease in cash and cash equivalents	(596)	(375,552)

Cash and cash equivalents, beginning of year	618	411,656

Cash and cash equivalents, end of year	$22	$36,104

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the quarter for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FOREX INTERNATIONAL TRADING CORP.
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and Nature of Business

Forex International Trading Corp. (the “Company”) was incorporated on July 22, 2009 under the laws of the State of Nevada and is headquartered in El Segundo, California.  On September 9, 2009 the Company filed Form S-1 Registration Statement to provide for the registration of securities under the Securities Act of 1933. The Company’s principal business activities have been to engage in foreign currency market trading for non-US resident professionals and retail clients over its web-based trading systems. While these trading operations have been closed, the Company continues to operate in the consulting segment of the foreign currency market, leveraging its contacts and knowledge, and  its consulting expertise in the area of foreign exchange. In addition, the Company is analyzing investments in joint ventures and is selectively pursuing acquisitions.

2.        Summary of Significant Accounting Policies

Presentation and Basis of Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of Forex International Trading Corp. and its wholly owned subsidiary, DirectJV Investments, Inc. (together “Forex” or the Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission for interim financial information and reports pursuant to the requirements for reporting on Form 10-Q and Regulation S-X for scaled disclosures for smaller reporting companies.  Accordingly, they do not include all, or include a condensed version of, the information and footnotes required by U.S. GAAP for complete financial statements.  The Company believes, however, that the disclosures are adequate to make the information presented not misleading.

The Company’s unaudited condensed consolidated financial statements reflect all material adjustments consisting of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations of the Company for the periods shown.  Results shown for the interim periods are not necessarily indicative of the results to be obtained for a full fiscal year or for any future period.  The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the condensed financial statements.  Actual results might differ from management’s estimates.  The consolidated balance sheet information as of December 31, 2012 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with Securities and Exchange Commission (“SEC”) for the fiscal year ended December 31, 2012, These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s most recently audited financial statements and the notes thereto in such above referenced Annual Report on Form 10-K.  All intercompany balances and transactions have been eliminated in consolidation.

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

As required by U.S. GAAP for long-lived assets, the Company evaluates the fair value of its property and equipment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  Any impairment of value is recognized when the carrying amount of the asset exceeds its fair value.  There were no impairment losses for the fiscal quarters ended March 31, 2013 and 2012.

Fair value measurements

Financial instruments and certain non-financial assets and liabilities are measured at their fair value as determined based on the assets highest and best use.  GAAP has established a framework for measuring fair value that is based on a hierarchy which requires that the valuation technique used be based on the most objective inputs available for measuring a particular asset or liability.  There are three broad levels in the fair value hierarchy that describe the degree of objectivity of the inputs used to determine fair value.  The fair value hierarchy is set forth below:

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

U.S. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur.  Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that would likely be sustained under examination.  The Company had no uncertain tax positions as of March 31, 2013, and is current in its tax filings.

The Company's federal income tax returns are no longer subject to examination by the IRS for the years prior to 2009, and the related state income tax returns are no longer subject to examination by state authorities for the years prior to 2009.

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

Share-Based Compensation

The Company calculates stock-based compensation expense including compensation expense for all share-based payment awards made to employees and directors including employee stock options, stock appreciation rights and restricted stock awards based on their estimated grant date fair values.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense on a straight-line basis over any required service period.  No such expenses were recognized for the fiscal quarters ended March 31, 2013 and 2012.

Loss Per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted loss per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or could otherwise cause the issuance of common stock, such as options, convertible notes and convertible preferred stock, were exercised or converted into common stock or could otherwise cause the issuance of common stock that then shared in loss. Such potential additional common shares are included in the computation of diluted earnings per share.  Diluted loss per share has not been computed for the fiscal quarters ended March 31, 2013 and 2012 because any potential additional common shares would reduce the reported loss per share and therefore have an antidilutive effect.

 Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company's net loss or cash flows.

3.        Liquidity and Going Concern

The Company generated insignificant revenues in the first quarter of 2013 and in the fiscal year 2012, has had recurring losses from operations since inception, and has a negative working capital and stockholder’s deficiency as of March 31, 2013. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4.        Investment in Joint Venture – Vulcan Oil & Gas Inc.

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

On January 7, 2013, effective December 31, 2012, the Company, JV and Vulcan entered into an agreement (the "Agreement") pursuant to which the JV Agreement was terminated.  The Company issued to Vulcan a 4% convertible promissory note in the principal amount of $500,000 (the "Forex Note") and Vulcan issued to the Company a 10% Secured and Collateralized Promissory Note in the principal amount of $400,000 (the "Vulcan Note" and collectively with the Forex Note, the "Notes") in consideration of the Forex Note.  The Investment of $99,328 was written off as of December 31, 2012 (as discussed in Note 8c).

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

5.        Notes and Short-term Receivables

At March 31, 2013 and December 31, 2012, notes and short-term receivables, including accrued interest, consisted of:

	2013	2012
Note receivable - Vulcan	$410,000	$400,000	a.
Short-term note receivable - Cordellia	80,777	80,777	b.
Note receivable - Apel Design	16,578	16,578	c.

Total notes and short-term receivables	$507,355	$497,355

a.
On January 7, 2013, effective December 31, 2012, the Company, JV and Vulcan entered an agreement (the "Agreement") pursuant to which the JV Agreement was terminated. As part of the termination agreement, Vulcan issued to the Company a 10% Secured and Collateralized Promissory Note in the principal amount of $400,000. The interest rate will increase by 4% per annum if not paid by the maturity date. The note has a maturity date of December 31, 2013. In the first quarter of 2013, $10,000 of interest income was accrued for this note.

b.
As of March 31, 2013, the Company has overpaid a note payable to CDOO in the amount of $80,777. This amount is classified as a note and short-term receivable in the accompanying consolidated financial statements. The Company believes that this amount will be collected in full in 2013.

c.
Note receivable from Amit Apel Design, Inc. (“Apel Design”) original principal of $15,000, interest at a 12% annual rate, maturing on August 13, 2012. Subsequently, the parties agreed to extend the maturity of the note to December 31, 2012. The note is secured by Apel Design’s inventory. As of March 31, 2013, the amount owed the Company by Apel Design including accrued interest is $16,578. Although the note is in default at March 31, 2013, the Company believes that this amount will be collected in full in 2013.

6.        Property and Equipment, Net

Property and equipment consisted of the following as of March 31, 2013 and December 31, 2012:

	Estimated
	Useful
	Lives	2013	2012
Computers and equipment	3 years	$12,539	$12,539
Furniture	7 years	9,430	9,430
		21,969	21,969
Less accumulated depreciation		14,934	13,552
		$7,035	$8,417

Depreciation expense was $1,382 for the three months ended March 31, 2013 and 2012, respectively.

7.       Other Assets

As of March 31, 2013, all intangibles have been fully amortized.

8. Notes Payable

At March 31, 2013 and at December 31, 2012, notes payable and accrued interest consisted of:

	2013	2012
Notes payable and accrued interest - Rasel	$142,073	$140,778	a.
Note payable - Glendon	125,639	81,829	b.
Note payable - Vulcan (net of debt discount of $75,000	429,125	400,000	c.
and $100,000 as of March 31 and December 31, 2012, respectively)
	$696,837	$622,607

a) Rasel LTD - Convertible Notes Payable

On October 6, 2009 the Company signed a note payable for $25,000 to Rasel due on October 6, 2010, bearing interest at 4% per annum. The proceeds were used to pay for half of existing accounts payable for legal fees incurred at the Company’s inception. On October 20, 2009, the Company signed a note payable for $50,000 payable to Rasel due on October 20, 2010, bearing interest at 4% per annum. These proceeds were used to pay for startup costs, audit fees and future expenses. On January 22, 2010, the Company signed a note payable for $50,000 payable to Rasel due on October 30, 2011, bearing interest at 4% per annum.  These proceeds were used for working capital and expenditures. On January 22, 2010, the Company signed an amendment to extend the maturity date of the promissory notes in the amount of $25,000 and $50,000 dated October 6, 2009 and October 20, 2009, respectively, to October 30, 2011. On March 2, 2011, the Company and Rasel agreed to extend the maturity of all notes to December 31, 2012 in consideration of adding a conversion feature to the notes with either a 5% discount to the market price or a fixed price of $0.60.  The extension of maturity was effective as of December 30, 2010.

The balance of the notes as of March 31, 2013 and December 31, 2012 was $142,073 and $140,778, respectively, which includes accrued interest in the amounts of $17,073 and $15,778 at March 31, 2013 and December 31, 2012, respectively. The note is currently in default; the Company will attempt to reach an amicable settlement with the counterparty.

b) Glendon Note Payable

On September 30, 2012, the Company converted a payable in the amount of $155,242 to a note payable. The note bears annual interest at 10%, and was to mature on December 31, 2012. The Company has negotiated an extension to the maturity date until December 31, 2013. The balance at March 31, 2013 and December 31, 2012, including accrued interest, is $125,639 and $81,829, respectively.

c) Note Payable to Vulcan

On January 7, 2013, effective December 31, 2012, the Company, JV and Vulcan entered an agreement (the "Agreement") pursuant to which the JV Agreement was terminated, the Company issued to Vulcan a 4% convertible promissory note in the principal amount of $500,000 (the "Forex Note") and Vulcan issued to the Company a 10% Secured and Collateralized Promissory Note in the principal amount of $400,000. The Company recognized a debt discount in the amount of $100,000 for the difference in the face value of the note issued and the note received from the same party. The face value of the note payable is shown net of the debt discount. This debt discount will be amortized over the one-year life of the note. The note has a maturity date of December 31, 2013, and can be extended by the Company for an additional one year at which point the 4% interest rate will increase to 10% per annum. The Forex Note may be prepaid without penalty. The Forex Note conversion price is the Variable Conversion Price, which is defined as 50% multiplied by the average of the lowest three trading prices of the Company's common stock on the OTCBB during the 10-day trading period ending on the latest complete day of trading on the OTCBB prior to the date of conversion. The Variable Conversion Price cannot be less than $0.002. At no time will Vulcan convert any amount of the Forex Note into common stock that would result in Vulcan owning more than 4.99% of the common stock outstanding of the Company.

As of March 31, 2013, $25,000 of the debt discount has been amortized in the accompanying financial statements. In addition, $4,125 of interest expense was accrued during the three months ended March 31, 2013.

9.      Stockholders’ Equity

Authorized Shares

The Company has 400,000,000 authorized shares of its $0.00001 par value common stock and 20,000,000 shares of its $0.00001 par value Preferred Stock Series B as of March 31, 2013 and December 31, 2012, respectively. On September 26, 2012, the Company authorized 10,000 Preferred Stock Series C shares, par value $0.00001.

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

Treasury Stock

On April 25, 2011, the Company issued a press release announcing that its Board of Directors approved a share repurchase program.  Under the program, the Company is authorized to purchase up to 1,000,000 of its shares of common stock in open market transactions at the discretion of management.  All stock repurchases will be subject to the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended and other rules that govern such purchases.  As of March 31, 2013 and December 31, 2012, the Company had repurchased 38,000 of its common shares in the open market, which were returned to treasury.

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

Effective January 2, 2012, Erik Klinger was appointed by the Company to serve as the Chief Financial Officer, on a part-time basis, and a Director of the Company.  Mr. Klinger earned fees of $49,166 in 2012 and $12,000 in the first quarter of 2013.

Robert Morris Price was appointed by the Company to serve as the President, Chief Executive Officer, and Treasurer as well as Chairman of the Company in April 2012. Mr. Price does not have a Director agreement as of March 31, 2013.

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

During the first quarter, the Company paid no rent for the use of headquarters in Kensington, Maryland.

11.      Contingencies

Legal Proceedings

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business.  There is currently no litigation that management believes will have a material impact on the financial position of the Company.

12.      Per Share Information

Loss per share

Basic loss per share of common stock is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding.  Diluted loss per share of common stock (“Diluted EPS”) is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents and convertible securities then outstanding.  At March 31, 2013 and March 31, 2012, there were 116,901,296 and 15,217,578, of potentially dilutive common stock equivalents outstanding, respectively. The potentially dilutive common stock equivalents at March 31, 2013 arise from (i) the issuance on December 7, 2011 of 45,000 Series B Preferred Shares which are convertible into 15 million shares, (ii) the issuance of the Rasel note which is convertible into 234,630 shares, (iii) the issuance of 10,000 Series C Preferred Shares having a stated value of $100 per share which are convertible into 18,333,333 common shares, given recent market prices, and notwithstanding a restriction against owning more than 4.99% of the Company’s stock, and (iv) the issuance of a $500,000 convertible note payable to Vulcan, which is convertible into 83,333,333 shares, given recent market prices, and notwithstanding a restriction against owning more than 4.99% of the Company’s stock.  The potentially dilutive common stock equivalents at March 31, 2012 arise from the issuance on December 7, 2011 of 45,000 Series B Preferred Shares convertible into 15 million shares and the issuance of the Rasel note convertible into 217,578 shares. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on the net loss per common share.

13.      Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the accompanying condensed consolidated financial statements became available to be issued.

On May 20. 2013, Robert Price verbally resigned as CEO of the Company to pursue other opportunities. This decision was not the result of any disagreement with the Company. Erik Klinger will serve as both CEO and CFO until a suitable replacement CFO can be found. Mr. Klinger has extensive experience in Private Equity, Management Consulting, and Entrepreneurship. During his career, Mr. Klinger has worked with small companies to Fortune 500 companies.  From May 2011 to present, Mr. Klinger has served as a partner at Ocelot Partners in Los Angeles, California, a company that provides due diligence services both on the buy side and on the sell side of transactions.  From the years 2004 to 2011, Mr. Klinger was a Partner at Mindshift Partners, which focused on providing pre-audit preparation to public and private companies.  As a Private Equity Associate at Orchard Capital from 1999 - 2001, he analyzed, structured, and helped to close leveraged buyouts of companies, and served on the Board of Directors of a large private airfreight carrier.  Formerly, Mr. Klinger worked at Price Waterhouse (New York office) from 1994 - 1997, where his client work focused on process improvement and systems integration. Mr. Klinger earned a Masters of Business Administration from the Anderson School at UCLA in 1999 and earned a Bachelor’s Degree in Engineering Sciences modified with Economics from Dartmouth College in 1992.

On April 25, 2013 (the “Dismissal Date”), the “Company advised Rosen, Seymour, Shapss, Martin & Company LLP   (the “Former Auditor”) that it was dismissed as the Company’s independent registered public accounting firm.  The decision to dismiss the Former Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on April 25, 2013.  This was disclosed in an 8-K filing with the SEC on April 25, 2013; that 8-K is attached as an exhibit to this document.

On April 17, 2013 (the “Engagement Date”), the Company engaged Alan R. Swift, CPA, P.A. (“New Auditor”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2013.  The decision to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three months ended March 31, 2013. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2012 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

This section of the report should be read together with Notes of the Company unaudited consolidated financials. The unaudited consolidated statements of operations for the three-month periods ended March 31, 2013 and March 31, 2012 are compared in the sections below:

General Overview

Forex International Trading Corp. (the “Company”) was incorporated on July 22, 2009 under the laws of the State of Nevada and is headquartered in El Segundo, California.  The Company’s principal business activities have been to engage in foreign currency market trading for non-US resident professionals and retail clients over its web-based trading systems. While these trading operations have been closed, the Company continues to operate in the consulting segment of the foreign currency market, leveraging its contacts and knowledge, and earned revenue in the first quarter of 2013 by leveraging its consulting expertise in the area of foreign exchange. In addition, the Company is analyzing investments in joint ventures and is selectively pursuing acquisitions.

Results of Operations:
Three months ended March 31, 2013 and 2012

A comparison of the consolidated statements of operations for the three months ended March 31, 2013 and 2012 is as follows:

Revenues:
The following table summarizes our revenues for the three months ended March 31, 2013 and 2012:

Three months ended March 31,	2013	2012
Total revenues	$30,000	$7,106

Although the Company had insignificant revenue in both periods, the Company was able to leverage its consulting expertise in the area of foreign exchange in the first quarter of 2013 to advise a company that was entering the industry.

Operating expenses:
The following table summarizes our operating expenses for the three months ended March 31, 2013 and 2012:

Three months ended March 31,	2013	2012
Total operating expenses	$93,203	$115,047

The Company has downsized its operations, lowering the costs of professional fees and salaries in the current period compared to the same quarter in 2012.

Other income (expenses):

The following table summarizes our other income (expenses) for the three months ended March 31, 2013 and 2012:

Three months ended March 31,	2013	2012
Interest income	$10,000	$222
Interest expense	(8,850)	(21,684)
Net other income / (expense)	1,150	(21,462)

The Company has reduced its debt outstanding by paying off the Cordelia note during the fourth quarter of 2012. On September 25, 2012, the Company and GV entered into a separate conversion agreement pursuant to which the Company agreed to convert the loan into 10,000 shares of Series C Preferred Stock of the Company, which resulted in a loss on settlement of debt in the amount of $111,340 recognized in the fiscal year ended December 31, 2012.

As of March 31, 2013, the Company accrued interest payable of $1,295 on its Rasel note payable and $3,430 on its note payable to Glendon. The Company has a note receivable from Vulcan at 10% per annum with a face value of $400,000, and therefore accrued $10,000 of interest income during the first quarter. The Company has a note payable with a face value of $500,000 and a debt discount of $100,000 to Vulcan where a portion of the debt discount was amortized during the first quarter. The Company calculated the interest at 4% per annum based on the average face value of the note during the first quarter. The Company accrued $4,125 as interest expense on the note payable, but recorded $10,000 in interest income on the note receivable.

The decrease in net other income and expense is due to the Company recognizing more interest income as a result of the note receivable entered into in 2012, as well as lowering the amount of debt owed during 2012.

Liquidity and Capital Resources

Our cash and cash equivalents were $22 and $618 for the periods ended March 31, 2013 and December 31, 2012, respectively, a decrease of $596.

Cash used by operating activities for the three months ended March 31, 2013 and 2012 was $(40,976), and $(267,194), respectively. The primary reason for the use of cash in operations was the net loss incurred at March 31, 2013 and 2012, respectively. The Company reduced its accounts payable more dramatically in the first quarter of 2012, but had more interest expense (and less interest income) in the period ended March 31, 2012, as compared to the same period in 2013.   Additionally, in the first quarter of 2012, the Company amortized a portion of its website; in the same quarter of 2013, however, the Company’s website had been completely amortized. During the first quarter of 2013, the Company amortized $25,000 of the debt discount on the note payable to Vulcan.

Cash provided by (used in) investing activities for the three months ended March 31, 2013 and 2012 was $0 and $191,642, respectively. During the three months ended March 31, 2012, the Company issued a $15,000 note receivable and invested $8,000 in a joint venture. In the same period, the Company collected $214,642 from a note receivable from Triple 8.

Cash provided by (used in) financing activities for the three months ended March 31, 2013 and 2012 was $40,380 and $(300,000), respectively.  During the three months ended March 31, 2013, the Company borrowed more under an existing note payable with a third party. During the same quarter during 2012, the Company paid $300,000 on a note payable.

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

Rasel, LTD:
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

The balance of the Rasel notes including accrued interest as of March 31, 2013 is $142,073, which includes $1,295 of interest accrued during the first quarter of 2013. As of March 31, 2013, the Company is in default on the Rasel notes. The Company will try to resolve the balance due.

Glendon Note Payable:

As of March 31, 2013, the Company owes $125,639 to this third party, including $3,430 of interest accrued during the first quarter. This note bears annual interest at 10%, and matures on December 31, 2012. The Company has negotiated an extension of the maturity date until December 31, 2013.

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

During the first quarter, the Company amortized 25% of the debt discount of $100,000. The debt discount will be fully amortized over the year. The Company accrued $4,125 as interest expense on the note payable during the first quarter of 2013.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Critical Accounting Policies and Estimates

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Share-Based Compensation

The Company calculates stock-based compensation expense including compensation expense for all share-based payment awards made to employees and directors including employee stock options, stock appreciation rights and restricted stock awards based on their estimated grant date fair values.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense on a straight-line basis over any required service period.  No such expenses were recognized for the fiscal quarters ended March 31, 2013 and 2012.

Loss Per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted loss per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or could otherwise cause the issuance of common stock, such as options, convertible notes and convertible preferred stock, were exercised or converted into common stock or could otherwise cause the issuance of common stock that then shared in loss. Such potential additional common shares are included in the computation of diluted earnings per share.  Diluted loss per share has not been computed for the fiscal quarters ended March 31, 2013 and 2012 because any potential additional common shares would reduce the reported loss per share and therefore have an antidilutive effect.

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

As a smaller reporting company, the Company does not have the resources to fund sufficient staff to ensure a complete segregation of responsibilities within the accounting function. However, Company management does review, and will increase the review of, financial statements on a monthly basis, and the Company's external auditor conducts reviews on a quarterly basis. These actions, in addition to the improvements identified above, will minimize any risk of a potential material misstatement occurring.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the first quarter of 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Issuances of Unregistered Securities

The Company has not sold securities during the quarter ended March 31, 2013 that were not registered under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

 None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of Forex International Trading Corp. (6)
3.2	Bylaws of Forex International Trading Corp. (6)
3.3	Certificate of Designation for Series A Preferred Stock (14)
3.4	Certificate of Designation for Series B Preferred Stock (21)
3.5	Certificate of Designation – Series C Preferred Stock (22)
3.6	Amendment to the Certificate of Designation for the Series B Preferred Stock (25)
3.7	Amendment to the Certificate of Designation for the Series C Preferred Stock (25)
4.1	Convertible Promissory Note issued by the Company to ATL dated July 8, 2010 (3)
4.2	Secured and Collateralized Promissory Note issued by ATL to the Company dated July 8, 2010 (3)
4.3	Collateral and Security Agreement by and between Forex International Trading Group and ATL dated July 7, 2010 (3)
4.4	Promissory Note issued to Rasel Ltd. Dated October 6, 2009 (7)
4.5	Promissory Note issued to Rasel Ltd. Dated October 20, 2009 (7)
4.6	Letter Agreement between Rasel Ltd. and Forex International Trading Corp. dated January 22, 2011 (8)
4.7	Letter Agreement by and between Forex International Trading Group and ATL dated November 8, 2010 (9)
4.8	6% Convertible Note issued to APH (11)
4.9	6% Convertible Debenture issued to HAM dated April 5, 2011 (14)
4.10	Promissory Note dated November 30, 2011 issued to Cordellia d.o.o. in the amount of $1,000,000 (18)
4.11	$500,000 Convertible Promissory Note issued by Forex International Trading Corp. (23)
4.12	$400,000 Secured and Collateralized Promissory Note issued by Vulcan Oil & Gas Inc. (23)
10.1	Software Licensing Agreement dated April 12, 2010, by and between Forex International Trading Corp and Triple (1)
10.2	Employment Agreement dated April 23, 2010, by and between Forex International Trading Corp and Darren Dunckel (2)
10.3	Letter Agreement by and between Forex International Trading Corp. and Anita Atias, dated July 29, 2010 (4)
10.4	Letter Agreement by and between Forex International Trading Corp. and Stewart Reich, dated July 29, 2010 (4)
10.5	Letter Agreement by and between Forex International Trading Corp. and Mr. William Glass, dated August 6, 2010 (5)
10.6	Share Exchange Agreement by and between Forex International Trading Corp. and APH (10)
10.7	Letter Agreement by and between Forex International Trading Corp., APH, Medirad Inc. and Rasel Ltd. (11)
10.8	Letter Amendment by and between Forex International Trading Corp. and William Glass, dated March 4, 2011 (13)
10.9	Letter Amendment by and between Forex International Trading Corp. and Stewart Reich, dated March 4, 2011 (13)
10.10	Employment Agreement by and between Forex International Trading Corp. and Liat Franco, dated March 7, 2011 (13)
10.11	Agreement between Forex International Trading Corp. and APH dated April 5, 2011 (14)
10.12	Conversion Agreement between MP and Forex International Trading Corp. dated April 5, 2011 (14)
10.13	Share Exchange Agreement between Forex International Trading Corp. and dated April 5, 2011 (14)
10.14
Agreement to Unwind and Mutual Release dated as of July 11, 2011 by and between Forex International Trading Corp., Forex NYC and Wheatley Investment Agreement by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)

10.15	Registration Rights Agreement with Centurion by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)
10.16	Settlement Agreement between AT Limited and Forex International Trading Corp.
10.17	Settlement Agreement by and between Forex International Trading Corp., A.T. Limited, Watford Holding Inc. and James Bay Holdings, Inc. dated November 1, 2011 (17)
10.18	Settlement and Foreclosure Agreement between Forex International Trading Corp., AP Holdings Limited, H.A.M Group Limited and Cordellia d.o.o.(18)
10.19	Annulment of Share Purchase Agreement dated December 5, 2011 between Triple 8 Limited, AP Holdings Limited, H.A.M Group Limited and 888 Markets (Jersey) Limited (18)
10.20	Promissory Note issued to Forex International Trading Corp. dated December 13, 2011 (19)
10.21	Stock Pledge Agreement executed by Fortune Market Media Inc. dated December 13, 2011 (19)
10.22	Conversion Agreement between the Company and GV Global Communications, Inc. (22)
10.23	Agreement by and between and Direct JV Investments Inc., Forex International Trading Corporation and Vulcan Oil & Gas Inc. dated January 7, 2013 (23)
21.1	List of Subsidiaries (24)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2010

(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 28, 2010

(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 13, 2010

(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 3, 2010

(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 9, 2010

(6)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 9, 2009.

(7)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on November 2, 2009.

(8)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on January 29, 2010.

(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 22, 2010

(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 17, 2010

(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2011

(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 2, 2011

(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 9, 2011

(14)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 6, 2011

(15)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 20, 2011

(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 29, 2011

(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 9, 2011

(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 12, 2011

(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 16, 2011

(20)	Incorporated by referenced to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 13, 2012

(21)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 14, 2012

(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 27, 2012.

(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 9, 2013.

(24)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2013.

(25)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 20, 2012.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

FOREX INTERNATIONAL TRADING CORP. (Registrant)

Date: May 20, 2013	By:	/s/ Erik Klinger
Erik Klinger
Chief Executive Officer, Chief Financial Officer and Director
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Erik Klinger	Erik Klinger	Director, CEO and CFO	May 20, 2013