Form 10-Q
period 2013-06-30
Forex International Trading Corp.
filed 2013-08-14
CIK 1471781

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer 	Accelerated filer 

Non accelerated filer   (Do not check if a smaller reporting company)  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.00001 par value	38,888,586
(Class)	(Outstanding at August 14, 2013)

FOREX INTERNATIONAL TRADING CORP.

PART I.	Financial Information

Item 1.	Financial Statements

FOREX INTERNATIONAL TRADING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(UNAUDITED)	(AUDITED)
ASSETS

Current assets:
Cash and cash equivalents	$40	$618
Note and short-term receivables	420,000	497,355
Prepaid expenses	-	10,845
Total current assets	420,040	508,818

Property and equipment, net	5,960	8,417

Other assets	-	-

Total assets	$426,000	$517,235

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$100,097	$88,955
Notes payable and accrued interest (net of debt discount of $50,000 and $100,000 as of
June 30, 2013 and December 31, 2012, respectively)	717,145	622,607
Total current liabilities	817,242	711,562

Total liabilities	817,242	711,562

Contingencies

Stockholders' deficiency:

Series B Preferred stock, $0.00001 par value, 20,000,000 shares authorized;
45,000 shares issued as of June 30, 2013 and December 31, 2012, respectively	-	-

Series C Preferred stock, $0.00001 par value, 10,000 shares authorized;
10,000 shares issued as of June 30, 2013 and December 31, 2012, respectively	-	-
Common stock - $0.00001 par value, 400,000,000 shares authorized; 38,888,586
shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	389	389
Treasury stock, at cost; 38,000 shares as of June 30, 2013 and December 31, 2012, respectively	(11,059)	(11,059)
Additional paid-in capital	1,641,027	1,641,027
Accumulated deficit	(2,021,599)	(1,824,684)

Total stockholders' deficiency	(391,242)	(194,327)

Total liabilities and stockholders' deficiency	$426,000	$517,235

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FOREX INTERNATIONAL TRADING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Revenues:
Income from foreign currency operations	$-	$-	$-	$7,106
Income from consulting activities	40,000	-	70,000	-
Total revenues	40,000	-	70,000	7,106

General and administrative expenses	176,433	122,923	269,636	237,970

Loss from operations	(136,433)	(122,923)	(199,636)	(230,864)

Other income (expenses):
Interest income	10,893	3,611	20,893	3,611
Interest expense	(9,322)	(17,569)	(18,172)	(39,031)
Recovery of allowance for credit losses	-	100,000	-	100,000
Total other income (expenses)	1,571	86,042	2,721	64,580

Loss before income taxes	(134,862)	(36,881)	(196,915)	(166,284)

Income tax expense	-	-	-	-

Net loss	$(134,862)	$(36,881)	$(196,915)	$(166,284)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of
common shares outstanding:
Basic and diluted	36,549,517	34,248,585	36,549,517	34,248,585

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FOREX INTERNATIONAL TRADING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30, 2013	June 30, 2012

Cash Flows From Operating Activities:
Net loss	$(196,915)	$(166,284)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Recovery of allowance for credit loss	-	(100,000)
Depreciation of property and equipment	2,457	2,764
Amortization of intangible assets	-	17,560
Amortization of debt discount	50,000	-
Bad debt expense	98,248
Changes in assets and liabilities:
Accounts receivable and prepaid expenses	10,845	1,418
Accrued interest on notes receivable	(20,893)	229
Accounts payable and accrued expenses	11,142	(209,517)
Accrued interest on notes payable	18,172	(4,477)

Net cash used in operating activities	(26,944)	(458,307)

Cash flows from investing activities:
Investment in a joint venture	-	(8,000)
Issuance of a note receivable	-	(15,000)
Collections received on notes receivable	-	584,284

Net cash provided by investing activities	-	561,284

Cash flows from financing activities:
Repayment on a note payable	-	(510,608)
Additional borrowing under a note payable, net	26,366	-
	-	-

Net cash (used in) provided by financing activities	26,366	(510,608)

Net decrease in cash and cash equivalents	(578)	(407,631)

Cash and cash equivalents, beginning of year	618	411,656

Cash and cash equivalents, end of year	$40	$4,025

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the quarter for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH ACTIVITIES:
Restricted common shares used to pay expenses	$-	$71,736

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

The Company’s unaudited condensed consolidated financial statements reflect all material adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations of the Company for the periods shown.  Results shown for the interim periods are not necessarily indicative of the results to be obtained for a full fiscal year or for any future period.  The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the condensed financial statements.  Actual results might differ from management’s estimates.  The consolidated balance sheet information as of December 31, 2012 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with Securities and Exchange Commission (“SEC”) for the fiscal year ended December 31, 2012, These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s most recently audited financial statements and the notes thereto in such above referenced Annual Report on Form 10-K.  All intercompany balances and transactions have been eliminated in consolidation.

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

As required by U.S. GAAP for long-lived assets, the Company evaluates the fair value of its property and equipment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  Any impairment of value is recognized when the carrying amount of the asset exceeds its fair value.  There were no impairment losses for the fiscal quarters ended June 30, 2013 and 2012.

Fair value measurements

Financial instruments and certain non-financial assets and liabilities are measured at their fair value as determined based on the assets highest and best use.  GAAP has established a framework for measuring fair value that is based on a hierarchy that requires that the valuation technique used be based on the most objective inputs available for measuring a particular asset or liability.  There are three broad levels in the fair value hierarchy that describe the degree of objectivity of the inputs used to determine fair value.  The fair value hierarchy is set forth below:

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

U.S. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur.  Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that would likely be sustained under examination.  The Company had no uncertain tax positions as of June 30, 2013, and is current in its tax filings.

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

Share-Based Compensation

The Company calculates stock-based compensation expense including compensation expense for all share-based payment awards made to employees and directors including employee stock options, stock appreciation rights and restricted stock awards based on their estimated grant date fair values.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense on a straight-line basis over any required service period.  No such expenses were recognized for the fiscal quarters ended June 30, 2013 and 2012.

Loss Per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted loss per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or could otherwise cause the issuance of common stock, such as options, convertible notes and convertible preferred stock, were exercised or converted into common stock or could otherwise cause the issuance of common stock that then shared in loss. Such potential additional common shares are included in the computation of diluted earnings per share.  Diluted loss per share has not been computed for the fiscal quarters ended June 30, 2013 and 2012 because any potential additional common shares would reduce the reported loss per share and therefore have an antidilutive effect.

 Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company's net loss or cash flows.

3.  Liquidity and Going Concern

The Company generated insignificant revenues in the first six months of 2013 and in the fiscal year 2012, has had recurring losses from operations since inception, and has a negative working capital and stockholder’s deficiency as of June 30, 2013. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On January 7, 2013, effective December 31, 2012, the Company, JV and Vulcan entered into an agreement (the "Agreement") pursuant to which the JV Agreement was terminated.  The Company issued to Vulcan a 4% convertible promissory note in the principal amount of $500,000 (the "Forex Note") and Vulcan issued to the Company a 10% Secured and Collateralized Promissory Note in the principal amount of $400,000 (the "Vulcan Note" and collectively with the Forex Note, the "Notes") in consideration of the Forex Note.  The Investment of $99,328 was written off as of December 31, 2012.

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

5.           Notes and Short-term Receivables

At June 30, 2013 and December 31, 2012, notes and short-term receivables, including accrued interest, consisted of:

	2013	2012
Note receivable - Vulcan	$420,000	$400,000	a.
Short-term note receivable - Cordellia	-	80,777	b.
Note receivable - Apel Design	-	16,578	c.

Total notes and short-term receivables	$420,000	$497,355

a.
On January 7, 2013, effective December 31, 2012, the Company, JV and Vulcan entered an agreement (the "Agreement") pursuant to which the JV Agreement was terminated. As part of the termination agreement, Vulcan issued to the Company a 10% Secured and Collateralized Promissory Note in the principal amount of $400,000. The interest rate will increase by 4% per annum if not paid by the maturity date. The note has a maturity date of December 31, 2013. In the first half of 2013, $20,000 of interest income was accrued for this note.

b.
As of June 30, 2013, the Company has overpaid a note payable to CDOO in the amount of $80,777. This amount is classified as a note and short-term receivable in the accompanying condensed consolidated unaudited financial statements. This note receivable was charged to bad debt expense at June 30, 2013.

c.
The note receivable from Amit Apel Design, Inc. (“Apel Design”) original principal of $15,000, interest at a 12% annual rate, maturing on August 13, 2012. Subsequently, the parties agreed to extend the maturity of the note to December 31, 2012. The note is secured by Apel Design’s inventory. As of June 30, 2013, the amount owed the Company by Apel Design including accrued interest is $17,471. This note receivable was charged to bad debt expense at June 30, 2013.

6.      Property and Equipment, Net

Property and equipment consisted of the following as of June 30, 2013 and December 31, 2012:

	Estimated
	Useful
	Lives	2013	2012
Computers and equipment	3 years	$12,539	$12,539
Furniture	7 years	9,430	9,430
		21,969	21,969
Less accumulated depreciation		16,009	13,552
		$5,960	$8,417

Depreciation expense was $2,457 for the six months ended June 30, 2013.

7. Other Assets

As of June 30, 2013, all intangibles have been fully amortized.

8. Notes Payable

At June 30, 2013 and at December 31, 2012, notes payable and accrued interest consisted of:

	2013	2012
Notes payable and accrued interest - Rasel	$143,293	$140,778	a.
Note payable and accrued interest - Glendon	115,352	81,829	b.
Note payable and accrued interest - Vulcan (net of debt discount of $50,000
and $100,000 as of June 30, 2013 and December 31, 2012, respectively)	458,500	400,000	c.

	$717,145	$622,607

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

The balance of the notes as of June 30, 2013 and December 31, 2012 was $143,293 and $140,778, respectively, which includes accrued interest in the amounts of $18,293 and $15,778 at June 30, 2013 and December 31, 2012, respectively. The note is currently in default; the Company will attempt to reach an amicable settlement with the counterparty.

b) Glendon Note Payable

On September 30, 2012, the Company converted a payable in the amount of $155,242 to a note payable. The note bears annual interest at 10%, and was to mature on December 31, 2012. The Company has negotiated an extension to the maturity date until December 31, 2013. The balance at June 30, 2013 and December 31, 2012, including accrued interest, is $115,352 and $81,829, respectively. Consulting income in the second quarter of 2013 has been netted against this payable.

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

As of June 30, 2013, $100,000 of the debt discount has been amortized in the accompanying financial statements. In addition, $4,375 of interest expense was accrued during the three months ended June 30, 2013, and $8,500 was accrued during the first six months of 2013.

9.      Stockholders’ Equity

Authorized Shares

The Company has 400,000,000 authorized shares of its $0.00001 par value common stock and 20,000,000 shares of its $0.00001 par value Preferred Stock Series B as of June 30, 2013 and December 31, 2012, respectively. On September 26, 2012, the Company authorized 10,000 Preferred Stock Series C shares, par value $0.00001.

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

Treasury Stock

On April 25, 2011, the Company issued a press release announcing that its Board of Directors approved a share repurchase program.  Under the program, the Company is authorized to purchase up to 1,000,000 of its shares of common stock in open market transactions at the discretion of management.  All stock repurchases will be subject to the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended and other rules that govern such purchases.  As of June 30, 2013 and December 31, 2012, the Company had repurchased 38,000 of its common shares in the open market, which were returned to treasury.

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

The issuance of the Series C Preferred Stock was made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder.  GV is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.  GV advised the Company that it assigned/sold its entire preferred shares to a third party.

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

Effective January 2, 2012, Erik Klinger was appointed by the Company to serve as the Chief Financial Officer, on a part-time basis, and a Director of the Company.  Mr. Klinger earned fees of $49,166 in 2012 and $12,000 in the second quarter of 2013.

Robert Morris Price was appointed by the Company to serve as the President, Chief Executive Officer, and Treasurer as well as Chairman of the Company in April 2012. On May 20. 2013, Robert Price resigned as CEO of the Company to pursue other opportunities. This decision was not the result of any disagreement with the Company. Erik Klinger became the Chief Executive Officer effective the same day. Mr. Klinger also retains the title of Chief Financial Officer until a suitable replacement can be found.

David Price, the son of Robert Morris Price, earned consulting fees of $20,000 in 2012.

During the second quarter, the Company paid no rent for the use of headquarters in El Segundo, California, though it did pay minimal fees for office expenses.

11.       Contingencies

Legal Proceedings

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business.  There is currently no litigation that management believes will have a material impact on the financial position of the Company.

12.      Per Share Information

Loss per share

Basic loss per share of common stock is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding.  Diluted loss per share of common stock (“Diluted EPS”) is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents and convertible securities then outstanding.  At June 30, 2013 and June 30, 2012, there were 238,638,820 and 15,230,068 of potentially dilutive common stock equivalents outstanding, respectively. The potentially dilutive common stock equivalents at June 30, 2013 arise from (i) the issuance on December 7, 2011 of 45,000 Series B Preferred Shares which are convertible into 15 million shares, (ii) the issuance of the Rasel note which is convertible into 238,820 shares, (iii) the issuance of 10,000 Series C Preferred Shares having a stated value of $100 per share which are convertible into 40,000,000 common shares, given recent market prices, and notwithstanding a restriction against owning more than 4.99% of the Company’s stock, and (iv) the issuance of a $500,000 convertible note payable to Vulcan, which is convertible into 183,400,000 shares, given recent market prices, and notwithstanding a restriction against owning more than 4.99% of the Company’s stock.  The potentially dilutive common stock equivalents at June 30, 2012 arise from the issuance on December 7, 2011 of 45,000 Series B Preferred Shares convertible into 15 million shares and the issuance of the Rasel note convertible into 230,068 shares. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on the net loss per common share.

13.      Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the accompanying condensed consolidated financial statements became available to be issued.

On July 24, 2013, the Company entered into a Securities Purchase Agreement with a third party financing source ("Financer"), for the sale of an 8% convertible note in the principal amount of $42,500 (the "Note").  The financing closed on July 31, 2013.

The Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid on April 29, 2014.  The Note is convertible into common stock, at Financer’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.  In the event the Company prepays the Note in full, the Company is required to pay to Financer an amount in cash equal to all principal, interest and any other amounts owing multiplied by (i) 112% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 121% if prepaid 31 days following the closing through 60 days following the closing and (iii) 126% if prepaid 61 days following the closing through 90 days following the closing and (iv) 131% if prepaid 91 days following the closing through 120 days following the closing and (v) 136% if prepaid 121 days following the closing through 150 days following the closing and (vi) 141% if prepaid 151 days following the closing through 180 days following the closing.  After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

Financer has agreed to restrict its ability to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock.   The total net proceeds the Company received from this Offering was $42,500, less attorneys fees.  As of the date of the Note, the Company is obligated on the Note issued to Financer in connection with the offering. The Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended  (the "Act") for the private  placement  of these  securities  pursuant  to  Section  4(2) of the Act  and/or  Regulation  D promulgated  there under since,  among other  things,  the  transaction  did not involve a public  offering,  Financer is an accredited  investor, Financer had access to information about the Company  and their  investment,  Financer  took the  securities  for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three months ended June 30, 2013. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2012 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

This section of the report should be read together with Notes of the Company unaudited consolidated financials. The unaudited consolidated statements of operations for the three-month and six-month periods ended June 30, 2013 and June 30, 2012 are compared in the sections below:

General Overview

Forex International Trading Corp. (the “Company”) was incorporated on July 22, 2009 under the laws of the State of Nevada and is headquartered in El Segundo, California.  The Company’s principal business activities have been to engage in foreign currency market trading for non-US resident professionals and retail clients over its web-based trading systems. While these trading operations have been closed, the Company continues to operate in the consulting segment of the foreign currency market, leveraging its contacts and knowledge, and earned revenue in the first half of 2013 by leveraging its consulting expertise in the area of foreign exchange. In addition, the Company is analyzing investments in joint ventures and is selectively pursuing acquisitions.

Results of Operations:
Three months ended June 30, 2013 and 2012

A comparison of the consolidated statements of operations for the three months ended June 30, 2013 and 2012 is as follows:

Revenues:
The following table summarizes our revenues for the three months ended June 30, 2013 and 2012:

Three months ended June 30,	2013	2012
Total revenues	$40,000	$0

The Company was able to leverage its consulting expertise in the area of foreign exchange in the second quarter of 2013.

Operating expenses:
The following table summarizes our operating expenses for the three months ended June 30, 2013 and 2012:

Three months ended June 30,	2013	2012
Total operating expenses	$176,433	$122,923

The Company has downsized its operations, lowering the costs of professional fees and salaries in the current period compared to the same quarter in 2012. In the three months ended June 30, 2013, however, the Company recorded a bad debt allowance of $98,248 to reflect the low probability of collecting the Appel and Cordellia receivables.

Other income (expenses):

The following table summarizes our other income (expenses) for the three months ended June 30, 2013 and 2012:

Three months ended June 30,	2013	2012
Interest income	$10,893	$3,611
Interest expense	(9,322)	(17,569)
	1,571	(13,958)
Recovery of allowance for credit losses	0	100,000
Net other income / (expense)	1,571	86,042

The Company has reduced its debt outstanding by paying off the Cordellia note during the fourth quarter of 2012. On September 25, 2012, the Company and GV entered into a separate conversion agreement pursuant to which the Company agreed to convert the loan into 10,000 shares of Series C Preferred Stock of the Company, which resulted in a loss on settlement of debt in the amount of $111,340 recognized in the fiscal year ended December 31, 2012.

In the three months ended June 30, 2013, the Company accrued interest payable of $1,220 on its Rasel note payable and $3,727 on its note payable to Glendon. The Company has a note receivable from Vulcan at 10% per annum with a face value of $400,000, and therefore accrued $10,000 of interest income during the second quarter. The Company has a note payable with a face value of $500,000 and a debt discount of $100,000 to Vulcan where a portion of the debt discount was amortized during the quarter. The Company calculated the interest at 4% per annum based on the average face value of the note during the quarter. The Company accrued $4,375 as interest expense on the note payable, but recorded $10,000 in interest income on the note receivable.

The periods are not comparable overall, due to the recovery of the FMTK note receivable, $100,000 of which had been reserved against, in the second quarter of 2012.

The decrease in net other income and expense is due to the Company recognizing more interest income as a result of the note receivable entered into in 2012, as well as lowering the amount of debt owed during 2012.

Six months ended June 30, 2013 and 2012

A comparison of the consolidated statements of operations for the six months ended June 30, 2013 and 2012 is as follows:

Revenues:
The following table summarizes our revenues for the six months ended June 30, 2013 and 2012:

Six months ended June 30,	2013	2012
Total revenues	$70,000	$7,106

In the first half of 2013, the Company was able to leverage its consulting expertise in the area of foreign exchange. In 2012, the Company derived some income for foreign exchange trading activities.

Operating expenses:
The following table summarizes our operating expenses for the six months ended June 30, 2013 and 2012:

Six months ended June 30,	2013	2012
Total operating expenses	$269,636	$237,970

The Company has downsized its operations, lowering the costs of professional fees and salaries in the current period compared to the same quarter in 2012. In the six months ended June 30, 2013, however, the Company recorded a bad debt allowance of $98,248 to reflect the low probability of collecting the Apel and Cordellia receivables.

Other income (expenses):

The following table summarizes our other income (expenses) for the six months ended June 30, 2013 and 2012:

Six months ended June 30,	2013	2012
Interest income	$20,893	$3,611
Interest expense	(18,172)	(39,031)
	2,721	(35,420)
Recovery of allowance for credit losses	0	100,000
Net other income / (expense)	2,721	64,580

The Company has reduced its debt outstanding by paying off the Cordellia note during the fourth quarter of 2012. On September 25, 2012, the Company and GV entered into a separate conversion agreement pursuant to which the Company agreed to convert the loan into 10,000 shares of Series C Preferred Stock of the Company, which resulted in a loss on settlement of debt in the amount of $111,340 recognized in the fiscal year ended December 31, 2012.

For the six months ended June 30, 2013, the Company accrued interest payable of $2,515 on its Rasel note payable and $7,157 on its note payable to Glendon. The Company has a note receivable from Vulcan at 10% per annum with a face value of $400,000, and therefore accrued $20,000 of interest income during the first quarter. The Company has a note payable with a face value of $500,000 and a debt discount of $100,000 to Vulcan where a portion of the debt discount was amortized during the quarter. The Company calculated the interest at 4% per annum based on the average face value of the note during the quarter. The Company accrued $8,500 as interest expense on the note payable, but recorded $20,000 in interest income on the note receivable.

The periods are not comparable overall, due to the recovery of the FMTK note receivable, $100,000 of which had been reserved against, in the second quarter of 2012.

The decrease in net other income and expense is due to the Company recognizing more interest income as a result of the note receivable entered into in 2012, as well as lowering the amount of debt owed during 2012.

Liquidity and Capital Resources

Our cash and cash equivalents were $40 and $618 for the periods ended June 30, 2013 and December 31, 2012, respectively, a decrease of $596.

Cash used by operating activities for the three months ended June 30, 2013 and 2012 was $(26,944), and $(458,307), respectively. The primary reason for the use of cash in operations was the net loss incurred at June 30, 2013 and 2012, respectively. Accounts payable in 2012 decreased dramatically from the beginning of 2012, whereas in 2013, accounts payable increased. Interest on notes payable also increased from the beginning of 2013. In the first six months of 2013, the Company reduced its prepaid expenses to zero, and also wrote off the Apel and Cordellia receivables. During the first six months of 2013, the Company amortized $50,000 of the debt discount on the note payable to Vulcan.

Cash provided by (used in) investing activities for the three months ended June 30, 2013 and 2012 was $0 and $561,284, respectively. During the six months ended June 30, 2012, the Company issued a $15,000 note receivable and invested $8,000 in a joint venture. In the same period, the Company collected $584,284 from a note receivable from Triple 8.

Cash provided by (used in) financing activities for the three months ended June 30, 2013 and 2012 was $26,366 and $(510,608), respectively.  During the six months ended June 30, 2013, the Company borrowed more under an existing note payable with a third party, net of consulting revenue which was booked against that note payable. During the same six month period during 2012, the Company paid $510,608 to Cordellia in accordance with the Triple 8 settlement.

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

Rasel Note:

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

The balance of the Rasel notes including accrued interest as of June 30, 2013 is $143,293, which includes $2,515 of interest accrued during the first six months of 2013. As of June 30, 2013, the Company is in default on the Rasel notes. The Company will try to resolve the balance due.

Glendon Note:

As of June 30, 2013, the Company owes $115,352 to this third party, including $7,157 of interest accrued during the first six months. This note bears annual interest at 10%, and matures on December 31, 2012. The Company has negotiated an extension of the maturity date until December 31, 2013.

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

During the second quarter, the Company amortized 25% of the debt discount of $100,000. The debt discount will be fully amortized over the year. The Company accrued $8,500 as interest expense on the note payable during the first six months of 2013.

Financer Note:

On July 24, 2013, the Company entered into a Securities Purchase Agreement with a third party financing source ("Financer"), for the sale of an 8% convertible note in the principal amount of $42,500 (the "Note").  The financing closed on July 31, 2013.

The Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid on April 29, 2014.  The Note is convertible into common stock, at Financer’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.  In the event the Company prepays the Note in full, the Company is required to pay to Financer an amount in cash equal to all principal, interest and any other amounts owing multiplied by (i) 112% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 121% if prepaid 31 days following the closing through 60 days following the closing and (iii) 126% if prepaid 61 days following the closing through 90 days following the closing and (iv) 131% if prepaid 91 days following the closing through 120 days following the closing and (v) 136% if prepaid 121 days following the closing through 150 days following the closing and (vi) 141% if prepaid 151 days following the closing through 180 days following the closing.  After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

Financer has agreed to restrict its ability to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock.   The total net proceeds the Company received from this Offering was $42,500, less attorneys fees.  As of the date of the Note, the Company is obligated on the Note issued to Financer in connection with the offering. The Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended  (the "Act") for the private  placement  of these  securities  pursuant  to  Section  4(2) of the Act  and/or  Regulation  D promulgated  there under since,  among other  things,  the  transaction  did not involve a public  offering,  Financer is an accredited  investor, Financer had access to information about the Company  and their  investment,  Financer  took the  securities  for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

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

Share-Based Compensation

The Company calculates stock-based compensation expense including compensation expense for all share-based payment awards made to employees and directors including employee stock options, stock appreciation rights and restricted stock awards based on their estimated grant date fair values.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense on a straight-line basis over any required service period.  No such expenses were recognized for the fiscal quarters ended June 30, 2013 and 2012.

Loss Per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted loss per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or could otherwise cause the issuance of common stock, such as options, convertible notes and convertible preferred stock, were exercised or converted into common stock or could otherwise cause the issuance of common stock that then shared in loss. Such potential additional common shares are included in the computation of diluted earnings per share.  Diluted loss per share has not been computed for the fiscal quarters ended June 30, 2013 and 2012 because any potential additional common shares would reduce the reported loss per share and therefore have an antidilutive effect.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the first six months of 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Issuances of Unregistered Securities

The Company has not sold securities during the quarter ended June 30, 2013 that were not registered under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

On July 24, 2013, the Company entered into a Securities Purchase Agreement with a third party financing source ("Financer"), for the sale of an 8% convertible note in the principal amount of $42,500 (the "Note").  The financing closed on July 31, 2013.

The Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid on April 29, 2014.  The Note is convertible into common stock, at Financer’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.  In the event the Company prepays the Note in full, the Company is required to pay to Financer an amount in cash equal to all principal, interest and any other amounts owing multiplied by (i) 112% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 121% if prepaid 31 days following the closing through 60 days following the closing and (iii) 126% if prepaid 61 days following the closing through 90 days following the closing and (iv) 131% if prepaid 91 days following the closing through 120 days following the closing and (v) 136% if prepaid 121 days following the closing through 150 days following the closing and (vi) 141% if prepaid 151 days following the closing through 180 days following the closing.  After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

Financer has agreed to restrict its ability to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock.   The total net proceeds the Company received from this Offering was $42,500, less attorneys fees.  As of the date of the Note, the Company is obligated on the Note issued to Financer in connection with the offering. The Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company.

The  Company  claims an  exemption  from the  registration  requirements  of the Securities  Act of 1933,  as amended  (the "Act") for the private  placement  of these  securities  pursuant  to  Section  4(2) of the Act  and/or  Regulation  D promulgated  there under since,  among other  things,  the  transaction  did not involve a public  offering,  Financer is an accredited  investor, Financer had access to information about the Company  and their  investment,  Financer  took the  securities  for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of Forex International Trading Corp. (6)
3.2	Bylaws of Forex International Trading Corp. (6)
3.3	Certificate of Designation for Series A Preferred Stock (14)
3.4	Certificate of Designation for Series B Preferred Stock (21)
3.5	Certificate of Designation – Series C Preferred Stock (22)
3.6	Amendment to the Certificate of Designation for the Series B Preferred Stock (25)
3.7	Amendment to the Certificate of Designation for the Series C Preferred Stock (25)
4.1	Convertible Promissory Note issued by the Company to ATL dated July 8, 2010 (3)
4.2	Secured and Collateralized Promissory Note issued by ATL to the Company dated July 8, 2010 (3)
4.3	Collateral and Security Agreement by and between Forex International Trading Group and ATL dated July 7, 2010 (3)
4.4	Promissory Note issued to Rasel Ltd. Dated October 6, 2009 (7)
4.5	Promissory Note issued to Rasel Ltd. Dated October 20, 2009 (7)
4.6	Letter Agreement between Rasel Ltd. and Forex International Trading Corp. dated January 22, 2011 (8)
4.7	Letter Agreement by and between Forex International Trading Group and ATL dated November 8, 2010 (9)
4.8	6% Convertible Note issued to APH (11)
4.9	6% Convertible Debenture issued to HAM dated April 5, 2011 (14)
4.10	Promissory Note dated November 30, 2011 issued to Cordellia d.o.o. in the amount of $1,000,000 (18)
4.11	$500,000 Convertible Promissory Note issued by Forex International Trading Corp. (23)
4.12	$400,000 Secured and Collateralized Promissory Note issued by Vulcan Oil & Gas Inc. (23)
4.13	Securities Purchase Agreement dated July 24, 2013 (26)
4.14	Convertible Promissory Note (26)
10.1	Software Licensing Agreement dated April 12, 2010, by and between Forex International Trading Corp and Triple (1)
10.2	Employment Agreement dated April 23, 2010, by and between Forex International Trading Corp and Darren Dunckel (2)
10.3	Letter Agreement by and between Forex International Trading Corp. and Anita Atias, dated July 29, 2010 (4)
10.4	Letter Agreement by and between Forex International Trading Corp. and Stewart Reich, dated July 29, 2010 (4)
10.5	Letter Agreement by and between Forex International Trading Corp. and Mr. William Glass, dated August 6, 2010 (5)
10.6	Share Exchange Agreement by and between Forex International Trading Corp. and APH (10)
10.7	Letter Agreement by and between Forex International Trading Corp., APH, Medirad Inc. and Rasel Ltd. (11)
10.8	Letter Amendment by and between Forex International Trading Corp. and William Glass, dated March 4, 2011 (13)
10.9	Letter Amendment by and between Forex International Trading Corp. and Stewart Reich, dated March 4, 2011 (13)
10.10	Employment Agreement by and between Forex International Trading Corp. and Liat Franco, dated March 7, 2011 (13)
10.11	Agreement between Forex International Trading Corp. and APH dated April 5, 2011 (14)
10.12	Conversion Agreement between MP and Forex International Trading Corp. dated April 5, 2011 (14)
10.13	Share Exchange Agreement between Forex International Trading Corp. and dated April 5, 2011 (14)
10.14
Agreement to Unwind and Mutual Release dated as of July 11, 2011 by and between Forex International Trading Corp., Forex NYC and Wheatley Investment Agreement by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)

10.15	Registration Rights Agreement with Centurion by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)
10.16	Settlement Agreement between AT Limited and Forex International Trading Corp.
10.17	Settlement Agreement by and between Forex International Trading Corp., A.T. Limited, Watford Holding Inc. and James Bay Holdings, Inc. dated November 1, 2011 (17)
10.18	Settlement and Foreclosure Agreement between Forex International Trading Corp., AP Holdings Limited, H.A.M Group Limited and Cordellia d.o.o.(18)
10.19	Annulment of Share Purchase Agreement dated December 5, 2011 between Triple 8 Limited, AP Holdings Limited, H.A.M Group Limited and 888 Markets (Jersey) Limited (18)
10.20	Promissory Note issued to Forex International Trading Corp. dated December 13, 2011 (19)
10.21	Stock Pledge Agreement executed by Fortune Market Media Inc. dated December 13, 2011 (19)
10.22	Conversion Agreement between the Company and GV Global Communications, Inc. (22)
10.23	Agreement by and between and Direct JV Investments Inc., Forex International Trading Corporation and Vulcan Oil & Gas Inc. dated January 7, 2013 (23)
21.1	List of Subsidiaries (24)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2010

(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 28, 2010

(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 13, 2010

(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 3, 2010

(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 9, 2010

(6)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 9, 2009.

(7)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on November 2, 2009.

(8)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on January 29, 2010.

(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 22, 2010

(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 17, 2010

(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2011

(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 2, 2011

(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 9, 2011

(14)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 6, 2011

(15)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 20, 2011

(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 29, 2011

(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 9, 2011

(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 12, 2011

(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 16, 2011

(20)	Incorporated by referenced to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 13, 2012

(21)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 14, 2012

(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 27, 2012.

(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 9, 2013.

(24)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2013.

(25)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 20, 2012.

(26)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 1, 2013.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

FOREX INTERNATIONAL TRADING CORP. (Registrant)

Date: August 14, 2013	By:	/s/ Erik Klinger
Erik Klinger
Chief Executive Officer, Chief Financial Officer and Director
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Erik Klinger	Erik Klinger	Sole Director, CEO and CFO	August 14, 2013