Form 10-Q
period 2013-09-30
Forex International Trading Corp.
filed 2013-11-14
CIK 1471781

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer 	Accelerated filer 

Non accelerated filer   (Do not check if a smaller reporting company)  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.00001 par value	44,966,086
(Class)	(Outstanding at November 14, 2013)

FOREX INTERNATIONAL TRADING CORP.

PART I.	Financial Information

Item 1.	Financial Statements

FOREX INTERNATIONAL TRADING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(UNAUDITED)	(AUDITED)
ASSETS

Current assets:
Cash and cash equivalents	$5,725	$618
Note and short-term receivables	430,000	497,355
Prepaid expenses	-	10,845
Total current assets	435,725	508,818

Property and equipment, net	5,497	8,417

Other assets	-	-

Total assets	$441,222	$517,235

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$100,461	$88,955
Notes payable and accrued interest (net of debt discount of $25,000 and $100,000 as of
September 30, 2013 and December 31, 2012, respectively)	772,015	622,607
Total current liabilities	872,476	711,562

Total liabilities	872,476	711,562

Contingencies

Stockholders' deficiency:

Series B Preferred stock, $0.00001 par value, 20,000,000 shares authorized;
45,000 shares issued as of September 30, 2013 and December 31, 2012, respectively	-	-
Series C Preferred stock, $0.00001 par value, 10,000 shares authorized;
10,000 shares issued as of September 30, 2013 and December 31, 2012, respectively	-	-
Common stock - $0.00001 par value, 400,000,000 shares authorized; 38,888,586
shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	389	389
Treasury stock, at cost; 38,000 shares as of September 30, 2013 and December 31, 2012, respectively	(11,059)	(11,059)
Additional paid-in capital	1,641,027	1,641,027
Accumulated deficit	(2,061,611)	(1,824,684)

Total stockholders' deficiency	(431,254)	(194,327)

Total liabilities and stockholders' deficiency	$441,222	$517,235

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FOREX INTERNATIONAL TRADING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months ended September 30,		Nine Months ended September 30,
	2013	2012	2013	2012

Revenues:
Income from foreign currency operations	$-	$-	$-	$7,106
Income from consulting activities	30,000	-	100,000	-
Total revenues	30,000	-	100,000	7,106

General and administrative expenses	66,639	49,733	336,275	287,703

Loss from operations	(36,639)	(49,733)	(236,275)	(280,597)

Other income (expenses):
Interest income	10,000	4,065	30,893	21,406
Interest expense	(13,373)	(16,101)	(31,545)	(68,862)
Recovery of allowance for credit losses	-	-	-	100,000
Loss on settlement of GV Global Note	-	(111,340)	-	(111,340)
Total other income (expenses)	(3,373)	(123,376)	(652)	(58,796)

Loss before income taxes	(40,012)	(173,109)	(236,927)	(339,393)

Income tax expense	-	-	-	-

Net loss	$(40,012)	$(173,109)	$(236,927)	$(339,393)

Net loss per share:
Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of
common shares outstanding:
Basic and diluted	36,549,517	34,248,585	36,549,517	34,248,585

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FOREX INTERNATIONAL TRADING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30, 2013	September 30, 2012

Cash Flows From Operating Activities:
Net loss	$(236,927)	$(339,393)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Recovery of allowance for credit loss	-	(100,000)
Depreciation of property and equipment	2,920	4,146
Amortization of intangible assets	-	17,560
Debt offereing costs	2,500	-
Amortization of debt discount	75,000	-
Loss on settlement of GV Global Note	-	111,340
Bad debt expense	98,248	-
Changes in assets and liabilities:
Accounts receivable and prepaid expenses	10,845	(12,750)
Accrued interest on notes receivable	(30,893)	(224)
Accounts payable and accrued expenses	11,506	(123,945)
Accrued interest on notes payable	31,544	49,664

Net cash used in operating activities	(35,257)	(393,602)

Cash flows from investing activities:
Investment in a joint venture	-	(31,328)
Issuance of a note receivable	-	(15,000)
Collections received on notes receivable	-	803,926

Net cash provided by investing activities	-	757,598

Cash flows from financing activities:
Repayment on a note payable	-	(773,732)
Additional borrowing under a note payable, net	40,364	-
	-	-

Net cash (used in) provided by financing activities	40,364	(773,732)

Net decrease in cash and cash equivalents	5,107	(409,736)

Cash and cash equivalents, beginning of year	618	411,656

Cash and cash equivalents, end of year	$5,725	$1,920

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the quarter for:
Interest	$-	$52,855
Income taxes	$-	$-

NON-CASH ACTIVITIES:
Conversion of GV Global Payable to Series C Preferred Stock	$-	$111,000
Conversion of accrued expenses to note payable	$-	$155,242

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FOREX INTERNATIONAL TRADING CORP.
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
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

The Company’s unaudited condensed consolidated financial statements reflect all material adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations of the Company for the periods shown.  Results shown for the interim periods are not necessarily indicative of the results to be obtained for a full fiscal year or for any future period.  The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements.  Actual results might differ from management’s estimates.  The consolidated balance sheet information as of December 31, 2012 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with Securities and Exchange Commission (“SEC”) for the fiscal year ended December 31, 2012, These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s most recently audited financial statements and the notes thereto in such above referenced Annual Report on Form 10-K.  All intercompany balances and transactions have been eliminated in consolidation.

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

FOREX INTERNATIONAL TRADING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

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

As required by U.S. GAAP for long-lived assets, the Company evaluates the fair value of its property and equipment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  Any impairment of value is recognized when the carrying amount of the asset exceeds its fair value.  There were no impairment losses for the nine months ended September 30, 2013 and 2012.

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

U.S. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur.  Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that would likely be sustained under examination.  The Company had no uncertain tax positions as of September 30, 2013, and is current in its tax filings.

The Company's federal income tax returns are no longer subject to examination by the IRS for the years prior to 2009, and the related state income tax returns are no longer subject to examination by state authorities for the years prior to 2009.

Revenue Recognition .

The Company recognizes consulting fees when services have been rendered.

FOREX INTERNATIONAL TRADING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

Share-Based Compensation

The Company calculates stock-based compensation expense including compensation expense for all share-based payment awards made to employees and directors including employee stock options, stock appreciation rights and restricted stock awards based on their estimated grant date fair values.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense on a straight-line basis over any required service period.  No such expenses were recognized for the nine months ended September 30, 2013 and 2012.

Loss Per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted loss per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or could otherwise cause the issuance of common stock, such as options, convertible notes and convertible preferred stock, were exercised or converted into common stock or could otherwise cause the issuance of common stock that then shared in loss. Such potential additional common shares are included in the computation of diluted earnings per share.  Diluted loss per share has not been computed for the nine months ended September 30, 2013 and 2012 because any potential additional common shares would reduce the reported loss per share and therefore have an antidilutive effect.

 Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company's net loss or cash flows.

3.  Liquidity and Going Concern

The Company has generated revenues in the first nine months of 2013 and in the fiscal year 2012, has had recurring losses from operations since inception, and has a negative working capital and stockholder’s deficiency as of September 30, 2013.  As of September 30, 2013, the Company has an accumulated deficit of $2,061,611.  This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On January 7, 2013, effective December 31, 2012, the Company, JV and Vulcan entered into an agreement pursuant to which the JV Agreement was terminated.  The Company issued to Vulcan a 4% convertible promissory note in the principal amount of $500,000 (the "Forex Note") and Vulcan issued to the Company a 10% Secured and Collateralized Promissory Note in the principal amount of $400,000 (the "Vulcan Note" and collectively with the Forex Note, the "Notes") in consideration of the Forex Note.  The Investment of $99,328 was written off as of December 31, 2012.

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

FOREX INTERNATIONAL TRADING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

5.           Notes and Short-term Receivables

At September 30, 2013 and December 31, 2012, notes and short-term receivables, including accrued interest, consisted of:

	2013	2012
Note receivable - Vulcan	$430,000	$400,000	a.
Short-term note receivable - Cordellia	-	80,777	b.
Note receivable - Apel Design	-	16,578	c.
Total notes and short-term receivables	$430,000	$497,355

a.
On January 7, 2013, effective December 31, 2012, the Company, JV, and Vulcan entered into an agreement  pursuant to which the JV Agreement was terminated. As part of the termination agreement, Vulcan issued to the Company a 10% Secured and Collateralized Promissory Note in the principal amount of $400,000. The interest rate will increase by 4% per annum if not paid by the maturity date. The note has a maturity date of December 31, 2013. In the first nine months of 2013, $30,000 of interest income was accrued for this note.

b.
As of June 30, 2013, the Company had overpaid a note payable to CDOO in the amount of $80,777. This amount is classified as a note and short-term receivable in the accompanying condensed consolidated unaudited financial statements. This note receivable was charged to bad debt expense at June 30, 2013.

c.
The note receivable from Amit Apel Design, Inc. (“Apel Design”) original principal of $15,000, interest at a 12% annual rate, maturing on August 13, 2012. Subsequently, the parties agreed to extend the maturity of the note to December 31, 2012. The note is secured by Apel Design’s inventory. As of June 30, 2013, the amount owed the Company by Apel Design including accrued interest was $17,471. This note receivable was charged to bad debt expense at June 30, 2013.

6.      Property and Equipment, Net

Property and equipment consisted of the following as of September 30, 2013 and December 31, 2012:

	Estimated
	Useful
	Lives	2013	2012
Computers and equipment	3 years	$12,539	$12,539
Furniture	7 years	9,430	9,430
		21,969	21,969
Less accumulated depreciation		16,472	13,552
		$5,497	$8,417

Depreciation expense was $2,920 for the nine months ended September 30, 2013.

7. Other Assets

As of September 30, 2013, all intangibles have been fully amortized.

FOREX INTERNATIONAL TRADING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

8. Notes Payable

At September 30, 2013 and at December 31, 2012, notes payable and accrued interest consisted of:

	2013	2012
Notes payable and accrued interest - Rasel	$144,570	$140,778	a.
Note payable and accrued interest - Glendon	94,377	81,829	b.
Note payable and accrued interest - Third Party Financier	43,068		c.
Note payable and accrued interest - Vulcan (net of debt discount of $25,000 and $100,000 as of September 30, 2013 and December 31, 2012, respectively)	490,000	400,000	d.
	$772,015	$622,607

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

The balance of the notes as of September 30, 2013 and December 31, 2012 was $144,570 and $140,778, respectively, which includes accrued interest in the amounts of $19,570 and $15,778 at September 30, 2013 and December 31, 2012, respectively. The note is currently in default since the beginning of 2013; the Company will attempt to reach an amicable settlement with the counterparty.

b) Glendon Note Payable

On September 30, 2012, the Company converted a payable in the amount of $155,242 to a note payable. The note bears annual interest at 10%, and was to mature on December 31, 2012. The Company has negotiated an extension to the maturity date until December 31, 2013. The balance at September 30, 2013 and December 31, 2012, including accrued interest, is $94,377 and $81,829, respectively.

c) Issuance of note payable to third party

On July 24, 2013, the Company entered into a Securities Purchase Agreement with a third party financing source ("Financer"), for the sale of an 8% convertible note in the principal amount of $42,500 (the "July 2013 Note").  The financing closed on July 31, 2013.

The July 2013 Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid on April 29, 2014.  The July 2013 Note is convertible into common stock, at Financer’s option, at the greater of a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion or $0.00009.  In the event the Company prepays the July 2013 Note in full, the Company is required to pay to Financer an amount in cash equal to all principal, interest and any other amounts owing multiplied by (i) 112% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 121% if prepaid 31 days following the closing through 60 days following the closing and (iii) 126% if prepaid 61 days following the closing through 90 days following the closing and (iv) 131% if prepaid 91 days following the closing through 120 days following the closing and (v) 136% if prepaid 121 days following the closing through 150 days following the closing and (vi) 141% if prepaid 151 days following the closing through 180 days following the closing.  After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

Financer has agreed to restrict its ability to convert the July 2013 Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock.   The total net proceeds the Company received from this offering was $42,500, less attorneys fees.  As of the date of the July 2013 Note, the Company is obligated on the Note issued to Financer in connection with the offering. The July 2013 Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company.

FOREX INTERNATIONAL TRADING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

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

There are currently 54,800,000 common shares reserved for conversion by Financier. As of September 30, 2013, $568 has been accrued in interest on this note payable.

d) Note Payable to Vulcan

On January 7, 2013, effective December 31, 2012, the Company, JV and Vulcan entered an agreement  pursuant to which the JV Agreement was terminated, the Company issued to Vulcan a 4% convertible promissory note in the principal amount of $500,000 (the "Forex Note") and Vulcan issued to the Company a 10% Secured and Collateralized Promissory Note in the principal amount of $400,000. The Company recognized a debt discount in the amount of $100,000 for the difference in the face value of the note issued and the note received from the same party. The face value of the note payable is shown net of the debt discount. This debt discount will be amortized over the one-year life of the note. The note has a maturity date of December 31, 2013, and can be extended by the Company for an additional one year at which point the 4% interest rate will increase to 10% per annum. The Forex Note may be prepaid without penalty. The Forex Note conversion price is the Variable Conversion Price, which is defined as 50% multiplied by the average of the lowest three trading prices of the Company's common stock on the OTCBB during the 10-day trading period ending on the latest complete day of trading on the OTCBB prior to the date of conversion. The Variable Conversion Price cannot be less than $0.002. At no time will Vulcan convert any amount of the Forex Note into common stock that would result in Vulcan owning more than 4.99% of the common stock outstanding of the Company.

As of September 30, 2013, $75,000 of the debt discount has been amortized in the accompanying financial statements.

9.      Stockholders’ Equity

Authorized Shares

The Company has 400,000,000 authorized shares of its $0.00001 par value common stock and 20,000,000 shares of its $0.00001 par value Preferred Stock Series B as of September 30, 2013 and December 31, 2012, respectively. On September 26, 2012, the Company authorized 10,000 Preferred Stock Series C shares, par value $0.00001.

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

On July 24, 2013, the Company entered into a Securities Purchase Agreement with Financer, for the sale of an 8% convertible note in the principal amount of $42,500 (the " July 2013 Note").  The financing closed on July 31, 2013.

The July 2013 Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid on April 29, 2014.  The July 2013 Note is convertible into common stock, at Financer’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.  In the event the Company prepays the July 2013 Note in full, the Company is required to pay to Financer an amount in cash equal to all principal, interest and any other amounts owing multiplied by (i) 112% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 121% if prepaid 31 days following the closing through 60 days following the closing and (iii) 126% if prepaid 61 days following the closing through 90 days following the closing and (iv) 131% if prepaid 91 days following the closing through 120 days following the closing and (v) 136% if prepaid 121 days following the closing through 150 days following the closing and (vi) 141% if prepaid 151 days following the closing through 180 days following the closing.  After the expiration of 180 days following the date of the July 2013 Note, the Company has no right of prepayment.

Financer has agreed to restrict its ability to convert the July 2013 Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock.   The total net proceeds the Company received from this Offering was $42,500, less attorneys fees.  As of the date of the July 2013 Note, the Company is obligated on the July 2013 Note issued to Financer in connection with the offering. The July 2013 Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company.

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

FOREX INTERNATIONAL TRADING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

There are currently 54,800,000 common shares reserved for conversion by Financier.

Treasury Stock

On April 25, 2011, the Company issued a press release announcing that its Board of Directors approved a share repurchase program.  Under the program, the Company is authorized to purchase up to 1,000,000 of its shares of common stock in open market transactions at the discretion of management.  All stock repurchases will be subject to the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended and other rules that govern such purchases.  As of September 30, 2013 and December 31, 2012, the Company had repurchased 38,000 of its common shares in the open market, which were returned to treasury.

	Total Number of	Average	Shares Purchased	Shares Remaining
Month	Shares Purchased	Price Paid	Under Repurchase Plan	Under Repurchase Plan

May 2011	23,500	$0.4095	23,500	976,500
August 2011	9000	$0.1007	9,000	967,500
November 2011	5500	$0.0964	5,500	962,000
Weighted‐average price paid per share	38,000	$0.2910	38,000

Series B Preferred Shares

On November 1, 2011, the Company and certain creditors entered into a Settlement Agreement (the "Settlement Agreement") whereby without admitting any wrongdoing on either part, the parties settled all previous agreements and resolved any existing disputes.  Under the terms of the Settlement Agreement, the Company agreed to issue the creditors 45,000 shares of Series B Preferred Stock of the Company on a pro-rata basis.  Following the issuance and delivery of the shares of Series B Preferred Stock to said creditors, as well as surrendering the undelivered shares, the Settlement Agreement resulted in the settlement of all debts, liabilities and obligations between the parties.

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

FOREX INTERNATIONAL TRADING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

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

Effective January 2, 2012, Erik Klinger was appointed by the Company to serve as the Chief Financial Officer, on a part-time basis, and a Director of the Company.  Mr. Klinger earned fees of $49,166 in 2012 and $20,175 in the nine months ended September 30, 2013.

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

During the nine months ended September 30, 2013, the Company paid no rent for the use of headquarters in El Segundo, California, though it did pay minimal fees for office expenses.

10.       Contingencies

Legal Proceedings

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business.  There is currently no litigation that management believes will have a material impact on the financial position of the Company.

MDA Transaction

On September 2, 2013, effective September 1, 2013, the Company entered into an Evaluation License Agreement (the "MDA Agreement") with Micrologic Design Automation, Inc. ("MDA"), pursuant to which MDA will temporarily license to the Company, on a non-exclusive and royalty-free basis, certain technology and related materials for any purpose related to evaluating NanoDRC, NanoRV and NanoLVS technology. The MDA Agreement expires on November 1, 2013 and contains standard confidentiality terms. On November 6, 2013, the parties agreed to extend the MDA Agreement until December 31, 2013.  Upon expiration of the MDA Agreement, the Company must return the licensed technology to MDA. In the event the Company breaches the confidentiality provision in the MDA Agreement, the Company is required to issue 300 million shares of common stock and deliver the shares to MDA.

11.      Per Share Information

Loss per share

Basic loss per share of common stock is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding.  Diluted loss per share of common stock (“Diluted EPS”) is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents and convertible securities then outstanding.  At September 30, 2013 and September 30, 2012, there were 249,523,503 and 15,230,068 of potentially dilutive common stock equivalents outstanding, respectively. The potentially dilutive common stock equivalents at September 30, 2013 arise from (i) the issuance on December 7, 2011 of 45,000 Series B Preferred Shares which are convertible into 15 million shares, (ii) the issuance of the Rasel note which is convertible into 240,949 shares, (iii) the issuance of 10,000 Series C Preferred Shares having a stated value of $100 per share which are convertible into 40,000,000 common shares, given recent market prices, and notwithstanding a restriction against owning more than 4.99% of the Company’s stock, and (iv) the issuance of a $500,000 convertible note payable to Vulcan, which is convertible into 183,400,000 shares, given recent market prices, and notwithstanding a restriction against owning more than 4.99% of the Company’s stock, and (iv) the issuance of a note to a third party Financier, which based on a theoretical conversion at September 30, 2013 would have converted into 10,882,554 shares of common stock. The potentially dilutive common stock equivalents at September 30, 2012 arise from the issuance on December 7, 2011 of 45,000 Series B Preferred Shares convertible into 15 million shares and the issuance of the Rasel note convertible into 230,068 shares. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on the net loss per common share.

12.      Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the accompanying unaudited condensed consolidated financial statements became available to be issued.

Effective October 21, 2013, GV notified the Company of its intention to convert 345 of Series C Preferred into 1,897,500 shares of common stock of the Company, representing a conversion price of $0.002 per share. The Company instructed its transfer agent to issue the required shares to GV. On November 5, 2013, 2013, GV notified the Company of the additional conversion of 380 of Series C Preferred into 2,090,000 shares of common stock of the Company. After accounting for the conversions, GV is holding 9,275 of Series C Preferred shares.  On November 12, 2013, 2013, GV notified the Company of the additional conversion of 380 of Series C Preferred into 2,090,000 shares of common stock of the Company. After accounting for the conversions, GV is holding 8,895 of Series C Preferred shares.

On November 6, 2013, the Company and Micrologic Design Automation, Inc. ("MDA") extended the expiration date of their agreement until December 31, 2013.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three months ended September 30, 2013. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2012 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

This section of the report should be read together with Notes of the Company unaudited consolidated financials. The unaudited consolidated statements of operations for the three-month and six-month periods ended September 30, 2013 and September 30, 2012 are compared in the sections below:

General Overview

Forex International Trading Corp. (the “Company”) was incorporated on July 22, 2009 under the laws of the State of Nevada and is headquartered in El Segundo, California.  The Company’s principal business activities have been to engage in foreign currency market trading for non-US resident professionals and retail clients over its web-based trading systems. While these trading operations have been closed, the Company continues to operate in the consulting segment of the foreign currency market, leveraging its contacts and knowledge, and earned revenue in the first nine months of 2013 by leveraging its consulting expertise in the area of foreign exchange. In addition, the Company is analyzing investments in joint ventures and is selectively pursuing acquisitions.

On September 2, 2013, effective September 1, 2013, the Company entered into an Evaluation License Agreement (the "MDA Agreement") with Micrologic Design Automation, Inc. ("MDA"), pursuant to which MDA will temporarily license to the Company, on a non-exclusive and royalty-free basis, certain technology and related materials for any purpose related to evaluating NanoDRC, NanoRV and NanoLVS technology. The MDA Agreement expires on November 1, 2013 and contains standard confidentiality terms. Upon expiration of the MDA Agreement, the Company must return the licensed technology to MDA. In the event the Company breaches the confidentiality provision in the MDA Agreement, the Company is required to issue 300 million shares of common stock and deliver the shares to MDA. On November 6, 2013, the parties agreed to extend the MDA Agreement until December 31, 2013.

Results of Operations:
Three months ended September 30, 2013 and 2012

A comparison of the consolidated statements of operations for the three months ended September 30, 2013 and 2012 is as follows:

Revenues:
The following table summarizes our revenues for the three months ended September 30, 2013 and 2012:

Three months ended September 30,	2013	2012
Total revenues	$30,000	$0

The Company was able to leverage its consulting expertise in the area of foreign exchange in the third quarter of 2013.

Operating expenses:
The following table summarizes our operating expenses for the three months ended September 30, 2013 and 2012:

Three months ended September 30,	2013	2012
Total operating expenses	$66,639	$49,733

The Company had roughly comparable operating expenses from the prior period.

Other income (expenses):
The following table summarizes our other income (expenses) for the three months ended September 30, 2013 and 2012:

Three months ended September 30,	2013	2012
Interest (expense) net of interest income	$10,000	$4,065
Interest expense	(13,373)	(16,101)
Loss on settlement of GV Global note	-	(111,340)
Net other income/expense	(3,373)	(123,376)

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

The Company has a note receivable from Vulcan at 10% per annum with a face value of $400,000, and therefore accrued $10,000 of interest income during the third quarter. The Company has a note payable with a face value of $500,000 and a debt discount of $100,000 to Vulcan where $25,000 of the debt discount was amortized during the quarter. Year to date, the Company has amortized $75,000 of the debt discount. The Company calculated the interest at 4% per annum based on the average face value of the note during the quarter.

Nine months ended September 30, 2013 and 2012

A comparison of the consolidated statements of operations for the nine months ended September 30, 2013 and 2012 is as follows:

Revenues:
The following table summarizes our revenues for the nine months ended September 30, 2013 and 2012:

Nine months ended September 30,	2013	2012
Total revenues	$100,000	$7,106

Year to date in 2013, the Company was able to leverage its consulting expertise in the area of foreign exchange. In 2012, the Company derived some income for foreign exchange trading activities.

Operating expenses:
The following table summarizes our operating expenses for the nine months ended September 30, 2013 and 2012:

Nine months ended September 30,	2013	2012
Total operating expenses	$336,275	$287,703

The Company has downsized its operations, lowering the costs of professional fees and salaries in the current period compared to the same period in 2012. In the nine months ended September 30, 2013, however, the Company recorded a bad debt allowance of $98,248 to reflect the low probability of collecting the Apel and Cordellia receivables.

Other income (expenses):

The following table summarizes our other income (expenses) for the nine months ended September 30, 2013 and 2012:
Nine months ended September 30,	2013	2012
Interest income	$30,893	$21,406
Interest expense	(31,545)	(68,862)
Recovery of credit losses	-	100,000
Gain/(loss) on settlement of notes	-	(111,340)
Net other income / (expense)	(652)	(58,796)

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

The Company has a note receivable from Vulcan at 10% per annum with a face value of $400,000, and therefore accrued $30,000 of interest income during the first quarter. The Company has a note payable with a face value of $500,000 and a debt discount of $100,000 to Vulcan where $25,000 of the debt discount was amortized during the quarter. The Company calculated the interest at 4% per annum based on the average face value of the note during the quarter.

Liquidity and Capital Resources

Our cash and cash equivalents were $5,725 and $618 for the periods ended September 30, 2013 and December 31, 2012, respectively, a decrease of $5,107.

Cash used by operating activities for the nine months ended September 30, 2013 and 2012 was $(35,257), and $(393,602), respectively. The net loss in the first nine months of September 2012 was much larger, and the working capital position in the first nine months of 2013 improved over the prior period. Receivables are down in the current period, and accounts payable have decreased less than in the prior period. There were also more non-cash related items in the current period compared to the prior period. In the nine months ended September 30, 2013, the Company amortized $75,000 of the debt discount for the Vulcan note, and also recorded $98,248 in bad debt expense. In the nine months ended September 30, 2012, the Company recognized a net loss on settlement of the GV Global Note Payable in the amount of $111,340.

Cash provided by (used in) investing activities for the three months ended September 30, 2013 and 2012 was $0 and $757,598, respectively. During the nine months ended September 30, 2012, the Company issued a $15,000 note receivable and invested $31,328 in a joint venture, which was later terminated in the fiscal year ended December 31, 2012. In the first nine months of 2012, the Company collected $803,926 from a note receivable from Triple 8.

Cash provided by (used in) financing activities for the three months ended September 30, 2013 and 2012 was $40,364 and $(773,732), respectively.  During the nine months ended September 30, 2013, the Company borrowed more under a new note from Financier that was issued during the third quarter of 2013. During the same nine month period of 2012, the Company paid $773,732 to Cordellia in accordance with the Triple 8 settlement.

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

On January 7, 2013, effective December 31, 2012, the Company, DirectJV and Vulcan entered an agreement  pursuant to which the Direct JV Agreement was terminated, the Company issued to Vulcan a 4% convertible promissory note in the principal amount of $500,000 (the "Forex Note") and Vulcan issued to the Company a 10% Secured Promissory Note in the principal amount of $400,000 (the "Vulcan Note" and collectively with the Forex Note, the "Notes") in consideration of the Forex Note.

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

The balance of the notes as of September 30, 2013 and December 31, 2012 was $144,570 and $140,778, respectively, which includes accrued interest in the amounts of $19,570 and $15,778 at September 30, 2013 and December 31, 2012, respectively. The note is currently in default since the beginning of 2013; the Company will attempt to reach an amicable settlement with the counterparty.

b) Glendon Note Payable

On September 30, 2012, the Company converted a payable in the amount of $155,242 to a note payable. The note bears annual interest at 10%, and was to mature on December 31, 2012. The Company has negotiated an extension to the maturity date until December 31, 2013. The balance at September 30, 2013 and December 31, 2012, including accrued interest, is $94,377 and $81,829, respectively. Consulting income in 2013 has been netted against this payable.

c) Note Payable to Vulcan

On January 7, 2013, effective December 31, 2012, the Company, JV and Vulcan entered an agreement pursuant to which the JV Agreement was terminated, the Company issued to Vulcan a 4% convertible promissory note in the principal amount of $500,000 (the "Forex Note") and Vulcan issued to the Company a 10% Secured and Collateralized Promissory Note in the principal amount of $400,000. The Company recognized a debt discount in the amount of $100,000 for the difference in the face value of the note issued and the note received from the same party. The face value of the note payable is shown net of the debt discount. This debt discount will be amortized over the one-year life of the note. The note has a maturity date of December 31, 2013, and can be extended by the Company for an additional one year at which point the 4% interest rate will increase to 10% per annum. The Forex Note may be prepaid without penalty. The Forex Note conversion price is the Variable Conversion Price, which is defined as 50% multiplied by the average of the lowest three trading prices of the Company's common stock on the OTCBB during the 10-day trading period ending on the latest complete day of trading on the OTCBB prior to the date of conversion. The Variable Conversion Price cannot be less than $0.002. At no time will Vulcan convert any amount of the Forex Note into common stock that would result in Vulcan owning more than 4.99% of the common stock outstanding of the Company.

As of September 30, 2013, $75,000 of the debt discount has been amortized in the accompanying financial statements.

d) Issuance of note payable to third party

On July 24, 2013, the Company entered into a Securities Purchase Agreement with a third party financing source ("Financer"), for the sale of an 8% convertible note in the principal amount of $42,500 (the "July 2013 Note").  The financing closed on July 31, 2013.

The July 2013 Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid on April 29, 2014.  The July 2013 Note is convertible into common stock, at Financer’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.  In the event the Company prepays the July 2013  Note in full, the Company is required to pay to Financer an amount in cash equal to all principal, interest and any other amounts owing multiplied by (i) 112% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 121% if prepaid 31 days following the closing through 60 days following the closing and (iii) 126% if prepaid 61 days following the closing through 90 days following the closing and (iv) 131% if prepaid 91 days following the closing through 120 days following the closing and (v) 136% if prepaid 121 days following the closing through 150 days following the closing and (vi) 141% if prepaid 151 days following the closing through 180 days following the closing.  After the expiration of 180 days following the date of the July 2013 Note, the Company has no right of prepayment.

Financer has agreed to restrict its ability to convert the July 2013 Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock.   The total net proceeds the Company received from this offering was $42,500, less attorneys fees.  As of the date of the July 2013 Note, the Company is obligated on the July 2013 Note issued to Financer in connection with the offering. The July 2013 Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company.

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

There are currently 54,800,000 common shares reserved for conversion by Financier. As of September 30, 2013, $568 has been accrued in interest on this note payable.

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

Share-Based Compensation

The Company calculates stock-based compensation expense including compensation expense for all share-based payment awards made to employees and directors including employee stock options, stock appreciation rights and restricted stock awards based on their estimated grant date fair values.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense on a straight-line basis over any required service period.  No such expenses were recognized for the nine months ended September 30, 2013 and 2012.

Loss Per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted loss per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or could otherwise cause the issuance of common stock, such as options, convertible notes and convertible preferred stock, were exercised or converted into common stock or could otherwise cause the issuance of common stock that then shared in loss. Such potential additional common shares are included in the computation of diluted earnings per share.  Diluted loss per share has not been computed for the nine months ended September 30, 2013 and 2012 because any potential additional common shares would reduce the reported loss per share and therefore have an antidilutive effect.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the first nine months of 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Issuances of Unregistered Securities

On July 24, 2013, the Company entered into a Securities Purchase Agreement with a third party financing source ("Financer"), for the sale of an 8% convertible note in the principal amount of $42,500 (the "July 2013 Note").  The financing closed on July 31, 2013.

The Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid on April 29, 2014.  The July 2013 Note is convertible into common stock, at Financer’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.  In the event the Company prepays the July 2013 Note in full, the Company is required to pay to Financer an amount in cash equal to all principal, interest and any other amounts owing multiplied by (i) 112% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 121% if prepaid 31 days following the closing through 60 days following the closing and (iii) 126% if prepaid 61 days following the closing through 90 days following the closing and (iv) 131% if prepaid 91 days following the closing through 120 days following the closing and (v) 136% if prepaid 121 days following the closing through 150 days following the closing and (vi) 141% if prepaid 151 days following the closing through 180 days following the closing.  After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

Financer has agreed to restrict its ability to convert the July 2013 Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock.   The total net proceeds the Company received from this offering was $42,500, less attorneys fees.  As of the date of the Note, the Company is obligated on the Note issued to Financer in connection with the offering. The July 2013 Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company.

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

There are currently 54,800,000 common shares reserved for conversion by Financier. As of September 30, 2013, $568 has been accrued in interest on this note payable.

Effective October 21, 2013, GV notified the Company of its intention to convert 345 of Series C Preferred into 1,897,500 shares of common stock of the Company, representing a conversion price of $0.002 per share. The Company instructed its transfer agent to issue the required shares to GV. On November 5, 2013, 2013, GV notified the Company of the additional conversion of 380 of Series C Preferred into 2,090,000 shares of common stock of the Company. After accounting for the conversions, GV is holding 9,275 of Series C Preferred shares. On November 12, 2013, 2013, GV notified the Company of the additional conversion of 380 of Series C Preferred into 2,090,000 shares of common stock of the Company. After accounting for the conversions, GV is holding 8,895 of Series C Preferred shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

Effective October 21, 2013, GV notified the Company of its intention to convert 345 of Series C Preferred into 1,897,500 shares of common stock of the Company, representing a conversion price of $0.002 per share. The Company instructed its transfer agent to issue the required shares to GV. On November 5, 2013, 2013, GV notified the Company of the additional conversion of 380 of Series C Preferred into 2,090,000 shares of common stock of the Company. After accounting for the conversions, GV is holding 9,275 of Series C Preferred shares. On November 12, 2013, 2013, GV notified the Company of the additional conversion of 380 of Series C Preferred into 2,090,000 shares of common stock of the Company. After accounting for the conversions, GV is holding 8,895 of Series C Preferred shares.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of Forex International Trading Corp. (6)
3.2	Bylaws of Forex International Trading Corp. (6)
3.3	Certificate of Designation for Series A Preferred Stock (14)
3.4	Certificate of Designation for Series B Preferred Stock (21)
3.5	Certificate of Designation – Series C Preferred Stock (22)
3.6	Amendment to the Certificate of Designation for the Series B Preferred Stock (25)
3.7	Amendment to the Certificate of Designation for the Series C Preferred Stock (25)
4.1	Convertible Promissory Note issued by the Company to ATL dated July 8, 2010 (3)
4.2	Secured and Collateralized Promissory Note issued by ATL to the Company dated July 8, 2010 (3)
4.3	Collateral and Security Agreement by and between Forex International Trading Group and ATL dated July 7, 2010 (3)
4.4	Promissory Note issued to Rasel Ltd. Dated October 6, 2009 (7)
4.5	Promissory Note issued to Rasel Ltd. Dated October 20, 2009 (7)
4.6	Letter Agreement between Rasel Ltd. and Forex International Trading Corp. dated January 22, 2011 (8)
4.7	Letter Agreement by and between Forex International Trading Group and ATL dated November 8, 2010 (9)
4.8	6% Convertible Note issued to APH (11)
4.9	6% Convertible Debenture issued to HAM dated April 5, 2011 (14)
4.10	Promissory Note dated November 30, 2011 issued to Cordellia d.o.o. in the amount of $1,000,000 (18)
4.11	$500,000 Convertible Promissory Note issued by Forex International Trading Corp. (23)
4.12	$400,000 Secured and Collateralized Promissory Note issued by Vulcan Oil & Gas Inc. (23)
4.13	Securities Purchase Agreement dated July 24, 2013 (26)
4.14	Convertible Promissory Note dated July 24, 2013 (26)
10.1	Software Licensing Agreement dated April 12, 2010, by and between Forex International Trading Corp and Triple (1)
10.2	Employment Agreement dated April 23, 2010, by and between Forex International Trading Corp and Darren Dunckel (2)
10.3	Letter Agreement by and between Forex International Trading Corp. and Anita Atias, dated July 29, 2010 (4)
10.4	Letter Agreement by and between Forex International Trading Corp. and Stewart Reich, dated July 29, 2010 (4)
10.5	Letter Agreement by and between Forex International Trading Corp. and Mr. William Glass, dated August 6, 2010 (5)
10.6	Share Exchange Agreement by and between Forex International Trading Corp. and APH (10)
10.7	Letter Agreement by and between Forex International Trading Corp., APH, Medirad Inc. and Rasel Ltd. (11)
10.8	Letter Amendment by and between Forex International Trading Corp. and William Glass, dated March 4, 2011 (13)
10.9	Letter Amendment by and between Forex International Trading Corp. and Stewart Reich, dated March 4, 2011 (13)
10.10	Employment Agreement by and between Forex International Trading Corp. and Liat Franco, dated March 7, 2011 (13)
10.11	Agreement between Forex International Trading Corp. and APH dated April 5, 2011 (14)
10.12	Conversion Agreement between MP and Forex International Trading Corp. dated April 5, 2011 (14)
10.13	Share Exchange Agreement between Forex International Trading Corp. and dated April 5, 2011 (14)
10.14
Agreement to Unwind and Mutual Release dated as of July 11, 2011 by and between Forex International Trading Corp., Forex NYC and Wheatley Investment Agreement by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)

10.15	Registration Rights Agreement with Centurion by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)
10.16	Settlement Agreement between AT Limited and Forex International Trading Corp.
10.17	Settlement Agreement by and between Forex International Trading Corp., A.T. Limited, Watford Holding Inc. and James Bay Holdings, Inc. dated November 1, 2011 (17)
10.18	Settlement and Foreclosure Agreement between Forex International Trading Corp., AP Holdings Limited, H.A.M Group Limited and Cordellia d.o.o.(18)
10.19	Annulment of Share Purchase Agreement dated December 5, 2011 between Triple 8 Limited, AP Holdings Limited, H.A.M Group Limited and 888 Markets (Jersey) Limited (18)
10.20	Promissory Note issued to Forex International Trading Corp. dated December 13, 2011 (19)
10.21 10.22	Stock Pledge Agreement executed by Fortune Market Media Inc. dated December 13, 2011 (19) Conversion Agreement between the Company and GV Global Communications, Inc. (22)
10.23	Agreement by and between and Direct JV Investments Inc., Forex International Trading Corporation and Vulcan Oil & Gas Inc. dated January 7, 2013 (23)
10.24	Evaluation License Agreement dated September 2, 2013, by and between Forex International Trading Corp and Micrologic Design Automation, Inc. (27)
21.1	List of Subsidiaries (24)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2010
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 28, 2010
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 13, 2010
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 3, 2010
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 9, 2010
(6)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 9, 2009.
(7)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on November 2, 2009.
(8)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on January 29, 2010.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 22, 2010
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 17, 2010
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2011
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 2, 2011
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 9, 2011
(14)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 6, 2011
(15)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 20, 2011
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 29, 2011
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 9, 2011
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 12, 2011
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 16, 2011
(20)	Incorporated by referenced to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 13, 2012
(21)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 14, 2012
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 27, 2012.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 9, 2013.
(24)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2013.
(25)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 20, 2012.
(26)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 1, 2013.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 4, 2013.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

FOREX INTERNATIONAL TRADING CORP. (Registrant)

Date: November 14, 2013	By:	/s/ Erik Klinger
Erik Klinger
Chief Executive Officer, Chief Financial Officer and Director
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Erik Klinger	Erik Klinger	Director, CEO and CFO	November 14, 2013