Form 10-K
period 2013-12-31
Forex International Trading Corp.
filed 2014-04-14
CIK 1471781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
 1934

For the fiscal year ended: December 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

Commission File Number: 000-54530

FOREX INTERNATIONAL TRADING CORP.

(Exact name of registrant as specified in its charter)

Nevada	27-0603137
State or other jurisdiction of	I.R.S. Employer Identification Number
incorporation or organization

400 Continental Blvd., Suite 600, El Segundo CA 90245
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer or smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒

The market value of our common stock held by non-affiliates was approximately $1,532,649, which is computed using the closing price as of the last business day of the registrant’s most recently completed second quarter of $0.0055.

As of April 14, 2014, 278,663,366 shares of common stock, $.00001 par value per share, of the registrant were outstanding.

Documents incorporated by reference:  None

 FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

PART I

ITEM 1. BUSINESS

General

Forex International Trading Corp and its subsidiary (“Forex”, “FXIT”, or the “Company”), a Nevada corporation, had been principally engaged in offering consulting for foreign currency market trading to non-US resident clients, professionals and retail clients. At December 31, 2013, the Company was focused on consulting in the trading of foreign currency, as well as reviewing and facilitating acquisitions of companies with promising business models. In some cases, those acquisitions may be outside the foreign exchange industry.

The Company’s common stock trade on the Over the Counter Bulletin Board (OTCQB & OTCBB: FXIT). The Company’s headquarters is located at 400 Continental Blvd., Suite 600, El Segundo CA 90245. The CUSIP number for the Company is 34631J104 and the ISIA number for FXIT is US34631J1043.

Effective April 4, 2014, the Company filed with the State of Nevada a Certificate of Amendment to Articles of Incorporation changing the Company’s number of authorized shares to 600,000,000.

Overview and Material Events

The Company was incorporated on July 22, 2009 under the laws of the State of Nevada. On September 9, 2009, the Company filed Form S-1 Registration Statement for registration of securities under the Securities Act of 1933 with the SEC, which became effective on March 5, 2010.

Since the unwinding of the Triple 8 transaction at the end of 2011, the Company decided to exit the trading business because of the unsuccessful integration of Triple 8 into the Company’s activities, and the highly regulated and competitive nature of that business. The Company was also blocked from doing business in the US, which is one of the world’s largest markets for those services. At December 31, 2013, the Company was focused on consulting in the trading of foreign currency, as well as reviewing and facilitating acquisitions of companies with promising business models. In some cases, those acquisitions may be outside the foreign exchange industry.

On December 28, 2011, the Company formed Direct JV Investments Inc., a Nevada corporation, which is a wholly owned subsidiary of the Company (“DirectJV”). For the period December 28, 2011 to December 31, 2011, Direct JV was inactive. In 2013 and 2012, DirectJV’s business activities were to review acquisitions of companies with promising business models into the Company.

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

As of December 31, 2013, 30,293,248 common shares are reserved for conversion by Financier.

On September 2, 2013, effective September 1, 2013, the Company entered into an Evaluation License Agreement (the "Agreement") with Micrologic Design Automation, Inc. ("MDA"), pursuant to which MDA will temporarily license to the Company, on a non-exclusive and royalty-free basis, certain technology and related materials for any purpose related to evaluating NanoDRC, NanoRV and NanoLVS technology.  The Agreement expires on November 1, 2013 and contains standard confidentiality terms. Upon expiration of the Agreement, the Company must return the licensed technology to MDA.  In the event the Company breaches the confidentiality provision in the Agreement, the Company is required to issue 300 million shares of common stock and deliver the shares to MDA.

On January 2, 2014, the Company and MDA signed a letter agreement whereby MDA provided a royalty free, perpetual exclusive license to the Technology in consideration of 200 million shares of common stock (the “Shares”) of the Company effective December 31, 2013.  MDA is not permitted to sell, assign, hypothecate or transfer the Shares in any way prior to the Company generating at minimum $50,000 in revenue through the use of the Technology (the “Revenue Target”).  A stop transfer legend shall be affixed to the certificate representing the Shares.  If the Revenue Target is achieved, then such stop transfer legend shall be removed.  The shares of common stock were issued under Section 4(2) of the Securities Act of 1933, as amended.

Operations

At December 31, 2013, the Company was focused on consulting in the trading of foreign currency, as well as reviewing and facilitating acquisitions of companies with promising business models. In some cases, those acquisitions may be outside the foreign exchange industry.

 Clients and Customers

At December 31, 2013, the Company has no significant customers.

Competition

As of the fiscal year of 2013, the Company has exited the foreign exchange trading business, and is focused on consulting, leveraging the contacts and knowledge that the Company gained during its operating history.

Corporate Headquarters

Our headquarters are located at 400 Continental Blvd., Suite 600, El Segundo CA 90245. The Company pays no office rent, but pays minimal office expenses.

Government Regulation

As of the fiscal year of 2013, the Company exited the trading of foreign exchange business, and government regulation with respect to foreign currency market trading does not apply.

Officer and Directors

As of December 31, 2013, Erik Klinger is the Sole Director of the Company and is the Chief Executive Officer.

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

We are a reporting company subject to the requirements of the Exchange Act.  In order to comply with such reporting requirements, we will incur additional administrative expenses including substantial legal and accounting expenses.  We expect such fees to be approximately $100,000 per year.  As a result, we will be required to raise additional debt or equity financing, of which there is no guarantee that such financing will be available or available on acceptable terms.  If we are required to raise additional funds or do not deploy our capital in the appropriate manner and if we raise such proceeds in the form of equity, our shareholders will be further diluted.

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

ITEM 2. PROPERTIES

Our headquarters are located at 400 Continental Blvd., Suite 600, El Segundo CA 90245. The Company pays no office rent, but pays minimal office expenses.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On December 29, 2010, our common stock began trading on the OTC Bulletin Board under the symbol “FXIT”.   The Company is authorized to issue 600,000,000 of its $0.00001 par value common stock and 20,000,000 shares of its $0.00001 par value preferred stock Series B and 10,000 shares of its $0.00001 par value preferred stock Series C. As of December 31, 2013, 247,303,586 shares of common stock, as well as 45,000 shares of preferred stock Series B and 8,470 shares of preferred stock Series C were issued and outstanding. As of April 14, 2014, 278,663,366 shares of common stock, as well as 45,000 shares of preferred stock Series B and 4,330 shares of preferred stock Series C were issued and outstanding. The Board of Directors reserves the right to issue shares of preferred stock in the future indicating preference or rights as appropriate.

Market Information

Our common stock commenced quotation on the OTCBB and OTCQB under the symbol “FXIT”. The following table sets forth the range of high and low prices per share of our common stock for each period indicated.

Quarters Ended	Mar 31		Jun 30		Sept 30		Dec 31
	High	Low	High	Low	High	Low	High	Low
2013	$0.01	$0.007	$0.01	$0.003	$0.007	$0.004	$0.007	$0.001
2012	$0.06	$0.009	$0.024	$0.007	$0.025	$0.009	$0.024	$0.008

Record Holders

The number of active holders of record for our common stock as of December 31, 2013 was approximately 44, and as of December 31, 2012 approximately 40.

Dividends

The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since the Date of Inception.

Securities Authorized for Issuance Under Equity Compensation Plans

We presently do not have equity compensation plans authorized.

Recent Issuances of Unregistered Securities

Authorized Shares

Effective April 4, 2014, the Company filed with the State of Nevada a Certificate of Amendment to Articles of Incorporation changing the Company’s number of authorized shares to 600,000,000.

The Company has 600,000,000 authorized shares of its $0.00001 par value common stock and 20,000,000 shares of its $0.00001 par value Preferred Stock Series B. On September 26, 2012, the Company authorized 10,000 Preferred Stock Series C shares with a par value $0.00001.

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

As of December 31, 2013, 30,293,248 common shares are reserved for conversion by Financier. On February 3 and March 17, 2014, Financier converted a total of $9,110 in convertible note principal into approximately 8,974,780 common shares.

On September 2, 2013, effective September 1, 2013, the Company entered into an Evaluation License Agreement (the "ELA") with Micrologic Design Automation, Inc. ("MDA"), pursuant to which MDA temporarily licensed to the Company, on a non-exclusive and royalty-free basis, certain technology and related materials for any purpose related to evaluating NanoDRC, NanoRV and NanoLVS technology (the “Technology”).  On January 2, 2014, the Company and MDA signed a letter agreement whereby MDA provided a royalty free, perpetual exclusive license to the Technology in consideration of 200 million shares of common stock (the “Shares”) of the Company effective December 31, 2013.  MDA is not permitted to sell, assign, hypothecate or transfer the Shares in any way prior to the Company generating at minimum $50,000 in revenue through the use of the Technology (the “Revenue Target”).  A stop transfer legend shall be affixed to the certificate representing the Shares.  If the Revenue Target is achieved, then such stop transfer legend shall be removed.  The shares of common stock were issued under Section 4(2) of the Securities Act of 1933, as amended.

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

Treasury Stock

On April 25, 2011, the Company issued a press release announcing that its Board of Directors approved a share repurchase program.  Under the program, the Company is authorized to purchase up to 1,000,000 of its shares of common stock in open market transactions at the discretion of management.  All stock repurchases will be subject to the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended and other rules that govern such purchases.  As of December 31, 2013, the Company had repurchased 38,000 of its common shares in the open market, which were returned to treasury.

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

Effective October 21, 2013, GV notified the Company of its intention to convert 345 of Series C Preferred into 1,897,500 shares of common stock of the Company, representing a conversion price of $0.002 per share. The Company instructed its transfer agent to issue the required shares to GV. On November 5, 2013,  GV notified the Company of the additional conversion of 380 of Series C Preferred into 2,090,000 shares of common stock of the Company. On November 11, 2013, 2013, GV notified the Company of the additional conversion of 380 of Series C Preferred into 2,090,000 shares of common stock of the Company. On November 26, 2013, 2013, GV notified the Company of the additional conversion of 425 of Series C Preferred into 2,337,500 shares of common stock of the Company. After accounting for the conversions, GV is holding 8,470 Series C Preferred shares. In January 2014, the Company converted 1,800 shares of Series C Preferred Shares into 9,900,000 shares of Common Stock of the Company.  In April 2014, the Company converted 2,270 shares of Series C Preferred Shares into 12,485,000 shares of Common Stock of the Company. After accounting for the conversions, GV is holding 4,330 Series C Preferred shares.

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

Issuer Purchases of Equity Securities

Treasury Stock

On April 25, 2011, the Company issued a press release announcing that its Board of Directors approved a share repurchase program as of April 25, 2011. Under the program, the Company is authorized to purchase up to 1,000,000 of its shares of common stock in open market transactions at the discretion of management. All stock repurchases will be subject to the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended and other rules that govern such purchases. As of the December 31, 2013, the Company has repurchased 38,000 of its common shares in the open market, which had been returned to treasury.

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

Results of Operation:
Fiscal year ended  December 31, 2013 and 2012

A comparison of the consolidated statements of operations for the three months ended December 31, 2013 and 2012 is as follows:
Revenues:

The following table summarizes our revenues for the fiscal year ended December 31, 2013 and 2012:

Fiscal year ended December 31,	2013	2012
Total revenues	$100,000	$0

The Company was able to leverage its consulting expertise in the area of foreign exchange during the fiscal year of 2013.
Operating expenses:

The following table summarizes our operating expenses for the fiscal year ended December 31, 2013 and 2012:

Fiscal year ended December 31,	2013	2012
Total operating expenses	$201,569	$411,845

The Company decreased its operating expenses by incurring lower advertising costs, decreasing the fees paid to consultants and directors, and decreasing the costs paid to professionals in association with the Company’s SEC regulatory filings in 2013 as compared to 2012.

Other income (expenses):

The following table summarizes our other income (expenses) for the fiscal year ended December 31, 2013 and 2012:

Fiscal year ended December 31,	2013	2012
Interest income	$40,893	$4,519
Interest (expense)	(32,853)	(68,681)
Amortization of Debt Discount	(100,000)	-
Loss on write-off of notes receivable	(98,248)	-
Recovery of credit allowances		100,000
Loss on settlement of GV Global note	-	(111,340)
Loss on termination of joint venture		(99,328)
Total other income/expense	(190,208)	(174,830)

The Company has reduced its debt outstanding by paying off the Cordellia note during the fourth quarter of 2012. On September 25, 2012, the Company and GV entered into a separate conversion agreement pursuant to which the Company agreed to convert the loan into 10,000 shares of Series C Preferred Stock of the Company, which resulted in a loss on settlement of debt in the amount of $111,340 recognized in the fiscal year ended December 31, 2012, and $0 in 2013.

The Company has a note receivable from Vulcan at 10% per annum with a face value of $400,000, and therefore accrued $40,000 of interest income in 2013 as compared to $0 in 2012..

In 2013, the Company amortized $100,000 in debt discounts as a result of the loan restructuring completed in 2012, and wrote off $98,248 in notes receivable that were deemed to be uncollectible in 2013.

Liquidity and Capital Resources

Our cash and cash equivalents were $0 and $618 for the periods ended December 31, 2013 and 2012, respectively, a decrease of $618.

Our financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of additional income and the satisfaction of liabilities in the normal course of business.  As of December 31, 2013, the Company has a negative working capital, and an accumulated deficit of $2,116,461.  This raises substantial doubt about its ability to continue as a going concern.

Cash used by operating activities for the fiscal year ended December 31, 2013 and 2012 was $(52,499), and $(586,619), respectively. The net loss in 2012 was much larger than in 2013, and the positive non-cash addbacks were higher in 2013 than in 2012. The company reduced its prepaid expenses and receivables, and had more consulting and interest income in fiscal 2013. Payables, accrued interest on notes, and the current portion of notes payable increased in 2013 from 2012.  In addition, overall liquidity has decreased, as has the overall working capital position (defined as current assets less current liabilities).

Cash provided by (used in) investing activities for the fiscal year ended December 31, 2013 and 2012 was $0 and $1,324,123, respectively. In the fiscal year 2012, the Company collected $1,419,900 from a note receivable from Triple 8.

Cash provided by (used in) financing activities for the fiscal year ended December 31, 2013 and 2012 was $51,881 and $(1,148,542), respectively. During 2013, the Company issued a note to Financier with a face value of $42,500, and net borrowings under notes payable increased by $9,364. During the fiscal year ended December 31, 2012, the Company paid $1,148,542 to Cordellia in accordance with the Triple 8 settlement.

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

We plan to raise working capital that will allow us to conduct our business for the next twelve months. There is no guarantee regarding our ability to raise that capital. We expect to use the proceeds to fund our short-term capital requirements including paying administrative expenses associated with maintaining our public company’s filings for the next 12 months. In order to implement our business plan and pay various administrative expenses on a minimal basis for the next 12 months, we expect that we will need approximately $100,000. The Company expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors including the state of the worldwide economy and financial markets, which are outside the Company's control.

Debt Financing Arrangements

At December 31, 2013 and 2012, notes payable and accrued interest consisted of:

[Missing Graphic Reference]

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

The balance of the notes as of December 31, 2013 and December 31, 2012 was $145,847 and $140,778, respectively, which includes accrued interest in the amounts of $20,847 and $15,778 at December 31, 2013 and 2012, respectively. The note is currently in default since the beginning of 2013; the Company will attempt to reach an amicable settlement with the counterparty.

b) Glendon Note Payable

On December 31, 2012, the Company converted a payable in the amount of $155,242 to a note payable. The note bears annual interest at 10%, and was to mature on December 31, 2012. The Company has negotiated an extension to the maturity date until December 31, 2013. The note is currently in default; the Company will attempt to reach an amicable settlement with the counterparty.

The balance at December 31, 2013 and December 31, 2012, including accrued interest, is $97,552 and $81,829, respectively.

c) Issuance of note payable to third party

On July 24, 2013, the Company entered into a Securities Purchase Agreement with a third party financing source ("Financer"), for the sale of an 8% convertible note in the principal amount of $42,500 (the "July 2013 Note"), of which $2,500 was for legal fees associated with the transaction.  The financing closed on July 31, 2013.

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

There are currently 30,293,248 common shares reserved for conversion by Financier. As of December 31, 2013, $1,425 has been accrued in interest on this note payable. On February 3 and March 17, 2014, Financier converted a total of $9,110 in convertible note principal into approximately 8,974,780 common shares.

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

As of December 31, 2013, the entire debt discount has been amortized in the accompanying financial statements, and $20,000 of interest expense was accrued during the year.

Dividends

The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since the Date of Inception.

Critical Accounting Policies and Use of Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of our consolidated financial statements in accordance with U.S. GAAP requires us to make certain estimates, judgments and assumptions that affect the reported amount of assets and liabilities as of the date of the financial statements, the reported amounts and classification of revenues and expenses during the periods presented, and the disclosure of contingent assets and liabilities. We evaluate our estimates and assumptions on an ongoing basis and material changes in these estimates or assumptions could occur in the future. Changes in estimates are recorded on the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances and at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates if past experience or other assumptions do not turn out to be substantially accurate.

We believe that the accounting policies described below are critical to understanding our business, results of operations, and financial condition because they involve significant judgments and estimates used in the preparation of our consolidated financial statements. An accounting is deemed to be critical if it requires a judgment or accounting estimate to be made based on assumptions about matters that are highly uncertain, and if different estimates that could have been used, or if changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Other significant accounting policies, primarily those with lower levels of uncertainty than those discussed below, are also critical to understanding our consolidated financial statements. The notes to our consolidated financial statements contain additional information related to our accounting policies and should be read in conjunction with this discussion.

Presentation and Basis of Financial Statements

The accompanying audited condensed consolidated financial statements include the accounts of Forex International Trading Corp. and its wholly owned subsidiary, DirectJV Investments, Inc. (together “Forex” or the Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

As required by U.S. GAAP for long-lived assets, the Company evaluates the fair value of its property and equipment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  Any impairment of value is recognized when the carrying amount of the asset exceeds its fair value.  There were no impairment losses for the fiscal year ended December 31, 2013 and 2012.

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

U.S. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur.  Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that would likely be sustained under examination.  The Company had no uncertain tax positions as of December 31, 2013, and is current in its tax filings.

The Company's federal income tax returns are no longer subject to examination by the IRS for the years prior to 2010, and the related state income tax returns are no longer subject to examination by state authorities for the years prior to 2010.

Revenue Recognition

The Company recognizes consulting fees when services have been rendered.

Share-Based Compensation

The Company calculates stock-based compensation expense including compensation expense for all share-based payment awards made to employees and directors including employee stock options, stock appreciation rights and restricted stock awards based on their estimated grant date fair values.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense on a straight-line basis over any required service period.  No such expenses were recognized for the fiscal year ended December 31, 2013 and 2012.

Loss Per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted loss per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or could otherwise cause the issuance of common stock, such as options, convertible notes and convertible preferred stock, were exercised or converted into common stock or could otherwise cause the issuance of common stock that then shared in loss. Such potential additional common shares are included in the computation of diluted earnings per share.  Diluted loss per share has not been computed for the fiscal year ended December 31, 2013 and 2012 because any potential additional common shares would reduce the reported loss per share and therefore have an antidilutive effect.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 On April 25, 2013 (the “Dismissal Date”), the Company advised Rosen, Seymour, Shapss, Martin & Company LLP (the “Former Auditor”) that it was dismissed as the Company’s independent registered public accounting firm.  The decision to dismiss the Former Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on April 25, 2013.  Except for the provision of a “Going Concern” opinion, the reports of the Former Auditor on the Company’s consolidated financial statements for the years ended December 31, 2012 and 2011, and did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

During the years ended December 31, 2012 and 2011, and through the Dismissal Date, the Company has not had any disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the Former Auditor’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s consolidated financial statements for such years.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were not effective as of the end of the applicable period to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. This assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, other than the control weakness mentioned above, we believe that as of December 31, 2013 the Company’s internal control over financial reporting was not effective based on those criteria. There is a division of duties problem, caused by the fact that we are thinly staffed. The reason for this thin staffing level is that fact that we do not currently have a viable business with revenues and cash flow to support higher levels of staff.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fiscal year 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Below are the names and certain information regarding our executive officers and directors:

Name	Age	Position with the Company

Erik Klinger	44	Chief Executive Officer and Sole Director

On May 20. 2013, Robert Price resigned as CEO of the Company to pursue other opportunities. This decision was not the result of any disagreement with the Company.

Erik Klinger - On December 20, 2011, effective January 2, 2012, Erik Klinger was appointed by the Company to serve as the Chief Financial Officer and a Director of the Company.  On May 20. 2013, Robert Price resigned as CEO of the Company to pursue other opportunities, and Erik Klinger became the Chief Executive Officer effective the same day. Mr. Klinger has extensive experience in Private Equity, Management Consulting, and Entrepreneurship. During his career, Mr. Klinger has worked with small companies to Fortune 500 companies.  From May 2011 to present, Mr. Klinger has served as a partner at Ocelot Partners in Los Angeles, California, a company that provides due diligence services both on the buy side and on the sell side of transactions.  From the years 2004 to 2011, Mr. Klinger was a Partner at Mindshift Partners, which focused on providing pre-audit preparation to public and private companies.  As a Private Equity Associate at Orchard Capital from 1999 - 2001, he analyzed, structured, and helped to close leveraged buyouts of companies, and served on the Board of Directors of a large private airfreight carrier.  Formerly, Mr. Klinger worked at Price Waterhouse (New York office) from 1994 - 1997, where his client work focused on process improvement and systems integration. Mr. Klinger earned a Masters of Business Administration from the Anderson School at UCLA in 1999 and earned a Bachelor’s Degree in Engineering Sciences modified with Economics from Dartmouth College in 1992.

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

Effective January 2, 2012, Erik Klinger was appointed by the Company to serve as the Chief Financial Officer and a Director of the Company.  On May 20, 2013, Mr. Klinger also assumed the title of Chief Executive Officer, concurrent with Robert Price’s departure.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth all compensation paid with respect of our Chief Executive Officer for the years ended December 31, 2013 and 2012.

Summary Compensation Table

Name and		Salary	Bonus	Restricted Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	( $)	($)	($)

	2012	0	0	0	0	0	0	49,166	49,166
Erik Klinger	2013	0	0	0	0	0	0	49,200	49.200

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

Mr. Klinger’s total compensation was $98,366 over the two-year period from January 1, 2012 to December 31, 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Stock Options ($)	Non-equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William Glass	0	20,247	0	0	0	0	20,247
Stewart Reich	0	20,247	0	0	0	0	20,247
Liat Franco		5,545	0	0	0	50,000	55,545
Erik Klinger		0	0	0	0	98,366	98,366

Outstanding Equity Awards at Fiscal Year-End

Other than the above disclosure there are no outstanding equity awards outstanding at December 31, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our Company's common stock as of April 14, 2014, as to

•	each person known to beneficially own more than 5% of the Company's common stock

•	each of our directors

•	each executive officer

•	all directors and officers as a group

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock (1)
Micrologic Design Automation, Inc.	200,000,000	71.77%

Erik Klinger (2)	0	0.00%

(1) Beneficial ownership is determined in accordance with the Rule 13d-3(d)(1) of the Exchange Act, as amended and generally includes voting or investment power with respect to securities. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table. The above is based on 278,663,366 shares of common stock outstanding as of April 14, 2014.

(2) Officer and/or director of the Company.

 No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On or around December 31, 2012, the Company issued common shares to former directors William Glass, Stewart Reich, and Liat Franco to settle their Director fees. To Messrs. Glass and Reich, we issued 2,042,740 restricted shares each valued at $20,247. To Mrs. Franco, formerly a Director and the CEO of the Company, the Company issued 554,520 restricted shares valued at $5,545.

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

On December 20, 2011, effective January 2, 2012, Erik Klinger was appointed by the Company to serve as the Chief Financial Officer and a Director of the Company.  On May 20. 2013, Robert Price resigned as CEO of the Company to pursue other opportunities, and Erik Klinger became the Chief Executive Officer effective the same day. Mr. Klinger has extensive experience in Private Equity, Management Consulting, and Entrepreneurship. During his career, Mr. Klinger has worked with small companies to Fortune 500 companies.  From May 2011 to present, Mr. Klinger has served as a partner at Ocelot Partners in Los Angeles, California, a company that provides due diligence services both on the buy side and on the sell side of transactions.  From the years 2004 to 2011, Mr. Klinger was a Partner at Mindshift Partners, which focused on providing pre-audit preparation to public and private companies.  As a Private Equity Associate at Orchard Capital from 1999 - 2001, he analyzed, structured, and helped to close leveraged buyouts of companies, and served on the Board of Directors of a large private airfreight carrier.  Formerly, Mr. Klinger worked at Price Waterhouse (New York office) from 1994 - 1997, where his client work focused on process improvement and systems integration. Mr. Klinger earned a Masters of Business Administration from the Anderson School at UCLA in 1999 and earned a Bachelor’s Degree in Engineering Sciences modified with Economics from Dartmouth College in 1992.

Procedures for Approval of Related Party Transactions

Our Board of Directors is charged with reviewing and approving all potential related party transactions.  All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

Mr. Klinger was appointed as the Chief Financial Officer of the Company as of January 2, 2012 and, as a result, Mr. Klinger is not considered independent as of the date of this filing.  The Board of Directors is currently evaluating committee charters with the goal of establishing a Compensation Committee, Governance and Nominating Committee and an Audit Committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On December 28, 2011 (the "Engagement Date"), the Company engaged Rosen, Seymour, Shapss, Martin & Company LLP ("Rosen") as its independent registered public accounting firm for the Company's fiscal year ended December 31, 2011.

On April 25, 2013, the Company advised Rosen that it was dismissed as the Company’s independent registered public accounting firm.  Except for the provision of a “Going Concern” opinion, the reports of the Former Auditor on the Company’s consolidated financial statements for the years ended December 31, 2012 and 2011 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

On April 17, 2013 (the “Engagement Date”), the Company engaged Alan R. Swift, CPA, P.A. (“New Auditor”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2013.  The decision to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

Audit Fees

For the Company’s fiscal year ended December 31, 2013, we were billed approximately $9,620 by our current auditor for professional services rendered for the review of our financial statements.

For the Company’s fiscal year ended December 31, 2013, we were billed approximately $35,171 by our former auditor for professional services rendered for the audit of our financial statements.

For the Company’s fiscal year ended December 31, 2012,  we paid $94,585 to our former auditor for professional services related to the audit of 2011 year-end and reviews of the quarterly filings. These fees were higher than anticipated, due to additional work related to the restatement of prior year’s financials. In fiscal 2013, we paid $35,171 to Rosen in connection with the audit of fiscal 2012.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2013 and 2012.

Tax Fees

We incurred $0 and $15,000 fees to an accountant for tax advice and tax compliance services during the fiscal years ended December 31, 2013 and 2012, respectively.

All Other Fees

The Company did not incur any other fees related to services rendered by our current and/or former auditor for the years ended December 31, 2013 and 2012.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

● approved by our audit committee; or
● entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

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
4.12 4.13 4.14
$400,000 Secured and Collateralized Promissory Note issued by Vulcan Oil & Gas Inc. (23)
Securities Purchase Agreement dated July 24, 2013 entered with Asher Enterprise Inc. (26)
Convertible Promissory Note issued to Asher Enterprises Inc. (26)

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

10.15	Registration Rights Agreement with Centurion by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)
10.16	Intentionally Left Blank
10.17	Settlement Agreement by and between Forex International Trading Corp., A.T. Limited, Watford Holding Inc. and James Bay Holdings, Inc. dated November 1, 2011 (17)
10.18	Settlement and Foreclosure Agreement between Forex International Trading Corp., AP Holdings Limited, H.A.M Group Limited and Cordellia d.o.o.(18)
10.19	Annulment of Share Purchase Agreement dated December 5, 2011 between Triple 8 Limited, AP Holdings Limited, H.A.M Group Limited and 888 Markets (Jersey) Limited (18)
10.20	Promissory Note issued to Forex International Trading Corp. dated December 13, 2011 (19)
10.21	Stock Pledge Agreement executed by Fortune Market Media Inc. dated December 13, 2011 (19)
10.22	Conversion Agreement between the Company and GV Global Communications, Inc. (22)
10.23	Agreement by and between and Direct JV Investments Inc., Forex International Trading Corporation and Vulcan Oil & Gas Inc. dated January 7, 2013 (23)
10.24	Evaluation License Agreement dated September 2, 2013, by and between Forex International Trading Corp and Micrologic Design Automation, Inc. (27)
10.25	Letter Agreement dated January 2, 2014, by and between Forex International Trading Corp and Micrologic Design Automation, Inc. (28)
21.1	List of Subsidiaries (24)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2010
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 28, 2010
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 13, 2010
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 3, 2010
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 9, 2010
(6)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 9, 2009.
(7)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on November 2, 2009.
(8)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on January 29, 2010.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 22, 2010
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 17, 2010
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2011
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 2, 2011

(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 9, 2011
(14)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 6, 2011
(15)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 20, 2011
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 29, 2011
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 9, 2011
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 12, 2011
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 16, 2011
(20)	Incorporated by referenced to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 13, 2012
(21)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 14, 2012
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 27, 2012.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 9, 2013.
(24)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2013.
(25)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 20, 2012.
(26)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 1, 2013.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 4, 2013.
(28)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2014.

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

FOREX INTERNATIONAL TRADING CORP. (Registrant)

Date: April 14, 2014	By:	/s/ Erik Klinger
Erik Klinger
Chief Executive Officer
and Sole Director (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Erik Klinger	Erik Klinger	CEO and Sole Director	April 14, 2014
(Principal Executive, Financial and Accounting Officer)

FOREX INTERNATIONAL TRADING CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Forex International  Trading Corp. and Subsidiary

We have audited the accompanying consolidated balance sheet of Forex International Trading Corp. and Subsidiary as of December 31, 2013, and the related consolidated statement of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2013. Forex International Trading Corp. and Subsidiary's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Forex International Trading Corp. and Subsidiary is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over fmancial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Forex International Trading Corp. and Subsidiary's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forex International Trading Corp. and Subsidiary as of December 31, 2013, and the results of its operations and its cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Forex International Trading Corp. and Subsidiary will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, Forex International Trading Corp. and Subsidiary has suffered recurring losses, and has an accumulated deficit of $2,116,461 as of December 31, 2013. This raises substantial doubt about Forex International Trading Corp. and Subsidiary's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Alan R. Swift, CPA, P.A.
Certified Public Accountants  and Consultants

Palm Beach Gardens, Florida
April 3, 2014

800 VILLAGE SQUARE CROSSING, SU1TE 118, PALM BEACH GARDENS, FL 3341 0
PHONE (561) 656-081 8  FAX (561) 658-0245 www.aswiftcpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’
Forex International Trading Corp. and Subsidiary

We have audited the accompanying consolidated balance sheet of Forex International Trading Corp. and Subsidiary (the “Company”) as of December 31, 2012, and the related consolidated statements of operations, changes in stockholders’ (deficiency) equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forex International Trading Corp. as of December 31, 2012, and the consolidated results of its operations and its cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements as of and for the year ended December 31, 2012, have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has had recurring losses from operations since inception. For the year ended December 31, 2012, the Company generated no revenues, and had a negative working capital and stockholders' deficiency as of December 31, 2012. The future of the Company is dependent upon its ability to raise equity and debt financing, generate revenues, and upon future profitable operations from the development of new business opportunities. These circumstances create substantial doubt about the Company’s ability to continue as a going concern. Management’s intentions with respect to this matter are described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ ROSEN SEYMOUR SHAPSS MARTIN & COMPANY LLP
CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
April 14, 2014

FOREX INTERNATIONAL TRADING CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$-	$618
Note and short-term receivables	440,000	497,355
Prepaid expenses	-	10,845
Total current assets	440,000	508,818

Property and equipment, net	5,034	8,417

Other assets	600,000	-

Total assets	$1,045,034	$517,235

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)

Current liabilities:
Accounts payable and accrued expenses	$123,797	$88,955
Bank overdraft	17	-
Notes payable and accrued interest (net of debt discount of $0 and $100,000 as of
December 31, 2013 and December 31, 2012, respectively)	807,324	622,607
Total current liabilities	931,138	711,562

Total liabilities	931,138	711,562

Contingencies

Stockholders' equity/(deficiency):
Series B Preferred stock, $0.00001 par value, 20,000,000 shares authorized;
45,000 shares issued as of December 31, 2013 and December 31, 2012, respectively	-	-
Series C Preferred stock, $0.00001 par value, 10,000 shares authorized;
8,470 and 10,000 shares issued as of December 31, 2013 and December 31, 2012, respectively	-	-
Common stock, $0.00001 par value, 600,000,000 shares authorized; 247,303,586 and 38,888,586
shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	2,473	389
Treasury stock, at cost; 38,000 shares as of December 31, 2013 and December 31, 2012, respectively	(11,059)	(11,059)
Additional paid-in capital	2,238,943	1,641,027
Accumulated deficit	(2,116,461)	(1,824,684)

Total stockholders' equity/(deficiency)	113,896	(194,327)

Total liabilities and stockholders' equity/(deficiency)	$1,045,034	$517,235

The accompanying notes are an integral part of these consolidated financial statements.

FOREX INTERNATIONAL TRADING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2013	2012

Revenues:
Income from consulting activities	$100,000	$-
Total revenues	100,000	-

General and administrative expenses	201,569	418,444

Loss from operations	(101,569)	(418,444)

Other income (expenses):
Interest income	40,893	4,519
Interest expense	(32,853)	(68,681)
Amortization of debt discount	(100,000)	-
Loss on write-off of notes receivable	(98,248)	-
Recovery of allowance for credit losses	-	100,000
Loss on settlement of GV Global Payable	-	(111,340)
Loss on termination of joint venture	-	(99,328)
Total other income (expenses)	(190,208)	(174,830)

Loss before income taxes	(291,777)	(593,274)

Income tax expense	-	-

Net loss	$(291,777)	$(593,274)

Net loss per share:
Basic and diluted	$(0.01)	$(0.02)

Weighted average number of
common shares outstanding:
Basic and diluted	40,631,011	34,261,297

The accompanying notes are an integral part of these consolidated financial statements.

FOREX INTERNATIONAL TRADING CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2013 AND 2012

	Series A		Series B		Series C
	Convertible Preferred		Convertible Preferred		Convertible Preferred				Treasury
	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Stock at Cost
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total
Balances at December 31, 2011	-	$-	45,000	$-	-	$-	34,248,585	$343	38,000	$(11,059)	$1,372,333	$(1,231,410)	$130,207

Issuance of Series C preferred shares to convert GV Global payable to equity	-	-	-	-	10,000	-	-	-	-	-	222,340	-	222,340
Issuance of shares to former directors and officer for services rendered	-	-	-	-	-	-	4,640,001	46	-	-	46,354	-	46,400
Net loss for the year ended December 31, 2012	-	-	-	-	-	-	-	-	-	-	-	(593,274)	(593,274)
Balances at December 31, 2012	-	-	45,000	-	10,000	-	38,888,586	389	38,000	(11,059)	1,641,027	(1,824,684)	(194,327)

Conversion of Series C Preferred Shares to Common Stock	-	-	-	-	(1,530)	-	8,415,000	84	-	-	(84)	-	-
Common stock issued in exchange for Licensure Agreement							200,000,000	2,000			598,000		600,000
Net loss for the year ended December 31, 2013	-	-	-	-	-	-	-	-	-	-	-	(291,777)	(291,777)

Balances at December 31, 2013	-	$-	45,000	$-	8,470	$-	247,303,586	$2,473	38,000	$(11,059)	$2,238,943	$(2,116,461)	$113,896

The accompanying notes are an integral part of these consolidated financial statements.

FOREX INTERNATIONAL TRADING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2013	2012

Cash Flows From Operating Activities:
Net loss	$(291,777)	$(593,274)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Recovery of allowance for credit loss	-	(100,000)
Depreciation of property and equipment	3,383	5,527
Amortization of intangible assets	-	17,560
Amortization of debt discount	100,000	-
Shares issued to former directors and officer for services rendered	-	46,400
Loss on settlement of GV Global Note Payable	-	111,340
Bad debt expense	98,248	-
Prepaid expenses
Prepaid expenses	10,845	(190)
Accrued interest on notes receivable	(40,893)	(1,578)
Accounts payable and accrued expenses	34,842	(145,820)
Accrued interest on notes payable	32,853	73,416

Net cash used in operating activities	(52,499)	(586,619)

Cash flows from investing activities:
Issuance of a note receivable	-	(95,777)
Collections received on notes receivable	-	1,419,900

Net cash provided by investing activities	-	1,324,123

Cash flows from financing activities:
Payments made on a note payable	-	(1,148,542)
Cash inflow from "changes in bank overdraft"	17	-
Proceeds from issuance of convertible debt	42,500	-
Proceeds from a note payable	9,364	-
	-	-

Net cash (used in) provided by financing activities	51,881	(1,148,542)

Net decrease in cash and cash equivalents	(618)	(411,038)

Cash and cash equivalents, beginning of year	618	411,656

Cash and cash equivalents, end of year	$-	$618

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$66,169
Income taxes	$-	$-

NON-CASH ACTIVITIES:
Conversion of GV Global payable to Series C preferred stock	$-	$111,000
Share issuance to acquire Micrologic license	$600,000	$-
Conversion of accrued expenses to note payable	$-	$155,241
Issuance of a convertible note payable to Vulcan Oil & Gas Inc., net of a
debt discount of $100,000	$-	$400,000
Receipt of secured note from Vulcan Oil & Gas Inc.	$-	$400,000

The accompanying notes are an integral part of these consolidated financial statements.

FOREX INTERNATIONAL TRADING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

Organization and Nature of Business

Forex International Trading Corp. (the “Company”) was incorporated on July 22, 2009, under the laws of the State of Nevada and is headquartered in El Segundo, California.  On September 9, 2009, the Company filed Form S-1 Registration Statement to provide for the registration of securities under the Securities Act of 1933.  The Company’s principal business activities have been to engage in foreign currency market trading for non-US resident professionals and retail clients over its web-based trading systems.  While these trading operations have been closed, the Company continues to operate in the consulting segment of the foreign currency market, leveraging its contacts and knowledge, and its consulting expertise in the area of foreign exchange.  In addition, the Company is analyzing investments in joint ventures and is selectively pursuing acquisitions.

Effective April 4, 2014, the Company filed with the State of Nevada a Certificate of Amendment to Articles of Incorporation changing the Company’s number of authorized shares to 600,000,000.

2. Summary of Significant Accounting Policies

Presentation and Basis of Financial Statements

The accompanying consolidated financial statements include the accounts of Forex International Trading Corp. and its wholly owned subsidiary, DirectJV Investments, Inc. (together “Forex” or the Company”), and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

As required by U.S. GAAP for long-lived assets, the Company evaluates the fair value of its property and equipment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  Any impairment of value is recognized when the carrying amount of the asset exceeds its fair value.  There were no impairment losses for the fiscal year ended December 31, 2013 and 2012.

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
YEARS ENDED DECEMBER 31, 2013 AND 2012

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

Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”) Income Taxes.  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount of tax benefits expected to be realized.

U.S. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur. Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that would likely be sustained under examination. The Company had no uncertain tax positions as of December 31, 2013.

The Company's federal income tax returns are no longer subject to examination by the IRS for the years prior to 2010, and the related state income tax returns are no longer subject to examination by state authorities for the years prior to 2010.

Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic
605”). Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.  We had revenue of $100,000 and $0 for the years ended December 31, 2013 and 2012, respectively.

During the year ended December 31, 2013, 100% of the Company’s revenue was related to consulting services provided to one company in the foreign exchange business.

Share-Based Compensation

In December 2004, the FASB issued FASB Accounting Standards Codification No. 718, Compensation – Stock Compensation. Under FASB Accounting Standards Codification No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.  No such expenses were recognized for the fiscal year ended December 31, 2013 and 2012.

Earnings (Loss) Per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities.  Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method.  Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. Because of the Company’s net losses, the effects of stock options, convertible notes, and convertible preferred stock would be anti-dilutive and accordingly, is excluded from the computation of earnings per share.  Diluted loss per share has not been computed for the fiscal year ended December 31, 2013 and 2012 because any potential additional common shares would reduce the reported loss per share and therefore have an antidilutive effect.

FOREX INTERNATIONAL TRADING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

3.  Liquidity and Going Concern

The Company has generated revenues in the fiscal year 2013, but has had recurring losses from operations since inception, and has a negative working capital as of December 31, 2013.  As of December 31, 2013, the Company has an accumulated deficit of $2,116,461.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4. Investments, Acquisitions, and Divestiture

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

The Company defaulted on its note payable to APH and on its obligation under the HAM Note.  In order to avoid costly litigation and the potential detrimental impact of a judgment against the Company, as a result of two defaults, the Company entered into an agreement on December 7, 2011 to annul its purchases of its ownership interest in Triple 8.  As a part of the Annulment:

·	Triple 8 agreed to pay the Company $2,001,000 (the “Triple Payments”) through November 2012.

·	The Company issued a new $1,000,000 promissory note (the "CDOO Note") to an assignee of HAM and APH as consideration for the termination of the APH Note and the HAM Note, which were both in default. The CDOO note had an annual interest rate of ten percent (10%) and was payable in full on November 30, 2012.

·	APH and HAM agreed to return all of their stock holdings to the Company for cancellation.

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
YEARS ENDED DECEMBER 31, 2013 AND 2012

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

5.           Notes and Short-term Receivables

At December 31, 2013 and 2012, notes and short-term receivables, including accrued interest, consisted of:

	2013	2012
Note receivable - Vulcan	$440,000	$400,000	a.
Short-term note receivable - Cordellia	-	80,777	b.
Note receivable - Apel Design	-	16,578	c.

Total notes and short-term receivables	$440,000	$497,355

a.
On January 7, 2013, effective December 31, 2012, the Company, JV, and Vulcan entered into an agreement pursuant to which the JV Agreement was terminated.  As part of the termination agreement, Vulcan issued to the Company a 10% Secured and Collateralized Promissory Note in the principal amount of $400,000.  The interest rate will increase by 4% per annum if not paid by the maturity date.  The note has a maturity date of December 31, 2013.  Over the fiscal year of 2013, $40,000 of interest income was accrued for this note.

b.	As of December 31, 2012, the Company had overpaid a note payable to CDOO in the amount of $80,777. This note receivable was charged to bad debt expense at June 30, 2013.

c.
The note receivable from Amit Apel Design, Inc. (“Apel Design”) original principal of $15,000, interest at a 12% annual rate, maturing on August 13, 2012.  Subsequently, the parties agreed to extend the maturity of the note to December 31, 2012.  The note is secured by Apel Design’s inventory.  As of June 30, 2013, the amount owed the Company by Apel Design including accrued interest was $17,471, and was charged to bad debt expense.

6.      Property and Equipment, Net

Property and equipment consisted of the following as of December 31, 2013 and 2012:

	Estimated
	Useful
	Lives	2013	2012
Computers and equipment	3 years	$12,539	$12,539
Furniture	7 years	9,430	9,430
		21,969	21,969
Less accumulated depreciation		16,935	13,552
		$5,034	$8,417

Depreciation expense was $3,383 and $5,527 for the fiscal year ended December 31, 2013 and 2012, respectively.

7. Other Assets

Websites development, net

On April 19, 2010, the Company entered into a Software Licensing Agreement whereby the Company licensed proprietary trading software (the “Software”) for the purpose of developing a Forex Trading Platform and introducing prospective clients (“End Users”).  In return, the Company received a newly created website, at cost of $105,359.  The cost of the website includes the vendor’s normal set-up fee plus payroll costs and consulting fees incurred by the Company relating to the development of internal use software.  The total cost of $105,359 cost was capitalized and is being amortized over a two-year life.  At December 31, 2012, the asset has been fully amortized.

FOREX INTERNATIONAL TRADING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

Licensure agreement

On January 2, 2014, and effective December 31, 2013, the Company and Micrologic Design Automation, Inc. ("MDA") signed a letter agreement whereby MDA provided for a perpetual, royalty free, exclusive license of the Licensed Technology, as defined in the Evaluation License Agreement dated September 1, 2013.  In connection with this agreement, the Company agreed to issue 200,000,000 shares of common stock having a value of $600,000 based upon recent market value ($0.003/shares). (See Note 10 and 12)

8. Notes Payable

At December 31, 2013 and 2012, notes payable and accrued interest consisted of:

	2013	2012
Notes payable and accrued interest - Rasel	$145,847	$140,778	a.
Note payable and accrued interest - Glendon	97,552	81,829	b.
Note payable and accrued interest - Third Party Financier	43,925		c.
Note payable and accrued interest - Vulcan (net of debt discount of $0
and $100,000 as of December 31, 2013 and December 31, 2012, respectively)	520,000	400,000	d.

	$807,324	$622,607

a) Rasel LTD - Convertible Notes Payable

On October 6, 2009, the Company signed a note payable for $25,000 to Rasel due on October 6, 2010, bearing interest at 4% per annum.  The proceeds were used to pay for half of existing accounts payable for legal fees incurred at the Company’s inception.  On October 20, 2009, the Company signed a note payable for $50,000 payable to Rasel due on October 20, 2010, bearing interest at 4% per annum.  These proceeds were used to pay for startup costs, audit fees and future expenses.  On January 22, 2010, the Company signed a note payable for $50,000 payable to Rasel due on October 30, 2011, bearing interest at 4% per annum.  These proceeds were used for working capital and expenditures.  On January 22, 2010, the Company signed an amendment to extend the maturity date of the promissory notes in the amount of $25,000 and $50,000 dated October 6, 2009 and October 20, 2009, respectively, to October 30, 2011.  On March 2, 2011, the Company and Rasel agreed to extend the maturity of all notes to December 31, 2012, in consideration of adding a conversion feature to the notes with either a 5% discount to the market price or a fixed price of $0.60.  The extension of maturity was effective as of December 30, 2010.

The balance of the notes as of December 31, 2013 and December 31, 2012, was $145,847 and $140,778, respectively, which includes accrued interest in the amounts of $20,847 and $15,778 at December 31, 2013 and 2012, respectively.  The note is currently in default since the beginning of 2013; and the Company will attempt to reach an amicable settlement with the counterparty.

b) Glendon Note Payable

On December 31, 2012, the Company converted a payable in the amount of $155,242 to a note payable.  The note bears annual interest at 10%, and was to mature on December 31, 2012. The Company has negotiated an extension to the maturity date until December 31, 2013. The note is currently in default; the Company will attempt to reach an amicable settlement with the counterparty.

The balance at December 31, 2013 and December 31, 2012, including accrued interest, is $97,552 and $81,829, respectively.

c) Issuance of note payable to third party

On July 24, 2013, the Company entered into a Securities Purchase Agreement with a third party financing source ("Financer"), for the sale of an 8% convertible note in the principal amount of $42,500 (the "July 2013 Note"), of which $2,500 was for legal fees associated with the transaction.  The financing closed on July 31, 2013.

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
YEARS ENDED DECEMBER 31, 2013 AND 2012

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

As of December 31, 2013, the convertible note balance and accrued interest is $43,925.

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

As of December 31, 2013, the entire debt discount has been amortized in the accompanying financial statements, and $20,000 of interest expense was accrued during the year ended December 31, 2013.

9.     Income Taxes

The Company has accumulated net operating losses, which can be used to offset future earnings.  Accordingly, no provision for income taxes is recorded in the consolidated financial statements.  A deferred tax asset for the future benefits of net operating losses and other differences is offset by a 100% valuation allowance due to the uncertainty of the Company’s ability to utilize the losses. These net operating losses will expire in the years 2029 through 2033.

The Company had net operating loss carryforwards of $1,810,667 at December 31, 2013.  These net operating loss carryforwards may be limited in accordance with Section 382 of the Internal Revenue Code of 1986, as amended, based on certain changes in ownership that have occurred and that could occur in the future.

The tax effects (computed at 40%) of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

		Current
		Period
	2012	Changes	2013
Deferred tax assets:
Net operating loss carryforwards	$648,000	76,271	$724,271
Valuation allowance	(648,000)	(76,271)	(724,271)
Net deferred tax assets	$-	$-	$-

A reconciliation of income benefit provided at the federal statutory rate of 34% to income tax benefit is as follows:

	2013	2012
Income tax benefit computed at federal statutory rate	34%	34%
State taxes, net of federal tax benefit	6%	6%
Valuation allowance	-40%	-40%
Effective tax rate	0%	0%

10.      Stockholders’ Equity

Authorized Shares

Effective April 4, 2014, the Company filed with the State of Nevada a Certificate of Amendment to Articles of Incorporation changing the Company’s number of authorized shares to 600,000,000.

The Company has 600,000,000 authorized shares of its $0.00001 par value common stock and 20,000,000 shares of its $0.00001 par value Preferred Stock Series B as of December 31, 2013 and 2012, respectively.  On September 26, 2012, the Company authorized 10,000 Preferred Stock Series C shares, par value $0.00001.

FOREX INTERNATIONAL TRADING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

Common Shares:

Effective December 31, 2012, the Company issued common shares to former directors William Glass, Stewart Reich, and Liat Franco to settle their Director and Officer fees. To Messrs. Glass and Reich, the Company issued 2,042,740 restricted shares to each person, valued at $20,427, each. To Mrs. Franco, formerly a Director and the CEO of the Company, the Company issued 554,521 restricted shares valued at $5,545.

On September 2, 2013, effective September 1, 2013, Forex International Trading Corp. (the “Company”) entered into an Evaluation License Agreement (the "ELA") with Micrologic Design Automation, Inc. ("MDA"), pursuant to which MDA temporarily licensed to the Company, on a non-exclusive and royalty-free basis, certain technology and related materials for any purpose related to evaluating NanoDRC, NanoRV and NanoLVS technology (the “Technology”).  On January 2, 2014, and effective December 31, 2013, the Company and MDA signed a letter agreement whereby MDA provided for a perpetual, royalty free, exclusive license of the Licensed Technology, as defined in the Evaluation License Agreement dated September 1, 2013, in exchange for 200 million shares of common stock (the “Shares”) of the Company.  MDA is not permitted to sell, assign, hypothecate or transfer the Shares in any way prior to the Company generating at minimum $50,000 in revenue through the use of the Technology (the “Revenue Target”).  A stop transfer legend shall be affixed to the certificate representing the Shares.  If the Revenue Target is achieved, then such stop transfer legend shall be removed.  The shares of common stock were issued under Section 4(2) of the Securities Act of 1933, as amended. (See Note 7 and 12)

Treasury Stock

On April 25, 2011, the Company issued a press release announcing that its Board of Directors approved a share repurchase program.  Under the program, the Company is authorized to purchase up to 1,000,000 of its shares of common stock in open market transactions at the discretion of management.  All stock repurchases will be subject to the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended and other rules that govern such purchases.  As of  December 31, 2013 and December 31, 2012, the Company had repurchased 38,000 of its common shares in the open market, which were returned to treasury.

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

FOREX INTERNATIONAL TRADING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

Effective October 21, 2013, GV notified the Company of its intention to convert 345 of Series C Preferred into 1,897,500 shares of common stock of the Company, representing a conversion price of $0.002 per share. The Company instructed its transfer agent to issue the required shares to GV. On November 5, 2013, 2013, GV notified the Company of the additional conversion of 380 of Series C Preferred into 2,090,000 shares of common stock of the Company. On November 11, 2013, 2013, GV notified the Company of the additional conversion of 380 of Series C Preferred into 2,090,000 shares of common stock of the Company. On November 26, 2013, 2013, GV notified the Company of the additional conversion of 425 of Series C Preferred into 2,337,500 shares of common stock of the Company. As of December 31, 2013, after accounting for the conversions, GV is holding 8,470 of Series C Preferred shares.

The following table shows how the conversions were accounted for within the Series C and Common Stock Additional Paid in Capital accounts:

	Series C				Series C
	Convertible Preferred				Convertible Preferred
	Stock		Common Stock		Stock	Common Stock
					Additional Paid	Additional Paid
	Shares	Amount	Shares	Amount	In Capital	In Capital
Balances at December 31, 2012	10,000	$-	38,888,586	$389	$222,340	$1,418,687

Conversion of Series C Preferred Stock to Common Stock	(1,530)		8,415,000	84	(34,018)	33,934
Common Stock issued in exchange for Licensure Agreement			200,000,000	2,000	-	598,000

Balances at December 31, 2013	8,470	$-	247,303,586	$2,473	$188,322	$2,050,621

This presentation shows the impact on the Additional Paid-in Capital account for the Series C Preferred and Common Stock, whereas the financial statements present the Additional Paid-in Capital as one combined account.

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

Effective January 2, 2012, Erik Klinger was appointed by the Company to serve as the Chief Financial Officer, on a part-time basis, and a Director of the Company. Mr. Klinger earned fees of $49,200 and 49,166, in the fiscal year ended December 31, 2013 and 2012, respectively.

Robert Morris Price was appointed by the Company to serve as the President, Chief Executive Officer, and Treasurer as well as Chairman of the Company in April 2012.  On May 20, 2013, Robert Price resigned as CEO of the Company to pursue other opportunities. This decision was not the result of any disagreement with the Company. Erik Klinger became the Chief Executive Officer effective the same day.

FOREX INTERNATIONAL TRADING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

David Price, the son of Robert Morris Price, earned consulting fees of $20,000 in 2012.

During the fiscal year ended December 31, 2013, the Company paid no rent for the use of headquarters in El Segundo, California, though it did pay minimal fees for office expenses.

12.       Contingencies

Legal Proceedings

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business.  There is currently no litigation that management believes will have a material impact on the financial position of the Company.

13.      Per Share Information

Loss per share

Basic loss per share of common stock is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding.  Diluted loss per share of common stock (“Diluted EPS”) is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents and convertible securities then outstanding.  At December 31, 2013 and December 31, 2012, there were 202,049,291 and 171,763,778, of potentially dilutive common stock equivalents outstanding, respectively. The potentially dilutive common stock equivalents at  December 31, 2013 arise from (i) the issuance on December 7, 2011 of 45,000 Series B Preferred Shares which are convertible into 15,000,000 common shares, (ii) the issuance of the Rasel note which is convertible into 50,171,042 shares, (iii) the issuance of 10,000 Series C Preferred Shares having a stated value of $100 per share, of which 8,470 shares remain unconverted, which remaining unconverted shares are convertible into 46,585,000 common shares, given recent market prices, and notwithstanding a restriction against owning more than 4.99% of the Company’s stock, and (iv) the issuance of a $500,000 convertible note payable to Vulcan netted against the note receivable from Vulcan, which is convertible into 60,000,000 shares, given recent market prices, and notwithstanding a restriction against owning more than 4.99% of the Company’s stock, and (iv) the issuance of a note to a third party Financier, which based on a theoretical conversion at December 31, 2013 would have converted into 30,293,248 shares of common stock.  The potentially dilutive common stock equivalents at December 31, 2012 arise from (i) the issuance on December 7, 2011 of 45,000 Series B Preferred Shares which are convertible into 15,000,000 common shares, (ii) the issuance of the Rasel note which is convertible into 234,630 shares, (iii) the issuance of 10,000 Series C Preferred Shares having a stated value of $100 per share which are convertible into 22,000,000 common shares, had they been converted at or around December 31, 2012, and notwithstanding a restriction against owning more than 4.99% of the Company’s stock, and (iv) the issuance of a $500,000 convertible note payable to Vulcan, which would have been convertible into 134,529,148 shares, given market prices at or around December 31, 2012, and notwithstanding a restriction against owning more than 4.99% of the Company’s stock.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on the net loss per common share.

12.      Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition of disclosure as follows:

On January 2, 2014, and effective December 31, 2013, the Company and Micrologic Design Automation, Inc. ("MDA") signed a letter agreement whereby MDA provided for a perpetual, royalty free, exclusive license of the Licensed Technology, as defined in the Evaluation License Agreement dated September 1, 2013.  In connection with this agreement, the Company agreed to issue 200,000,000 shares of common stock having a value of $600,000 based upon recent market value ($0.003/shares). (See Note 7 and 10)

In January 2014, the Company converted 1,800 shares of Series C Preferred Shares into 9,900,000 shares of Common Stock of the Company.  In April 2014, the Company converted 2,270 shares of Series C Preferred Shares into 12,485,000 shares of Common Stock of the Company.

On February 3 and March 17, Financier converted a total of $9,110 in convertible note principal into approximately 8,974,780 common shares.

Effective April 4, 2014, the Company filed with the State of Nevada a Certificate of Amendment to Articles of Incorporation changing the Company’s number of authorized shares to 600,000,000.