Form 10-Q
period 2014-03-31
Forex International Trading Corp.
filed 2014-05-19
CIK 1471781

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer 	Accelerated filer 

Non accelerated filer   (Do not check if a smaller reporting company)  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.00001 par value	329,183,063 Common Shares
(Class)	(Outstanding at May 15, 2014)

FOREX INTERNATIONAL TRADING CORP.

PART I.	Financial Information

Item 1.	Financial Statements

FOREX INTERNATIONAL TRADING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(UNAUDITED)	(AUDITED)
ASSETS

Current assets:
Cash and cash equivalents	$-	$-
Note and short-term receivables	450,000	440,000
Total current assets	450,000	440,000

Property and equipment, net	4,572	5,034

Other assets	600,000	600,000

Total assets	$1,054,572	$1,045,034

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$164,943	$123,797
Bank overdraft	107	17
Notes payable and accrued interest	776,202	807,324
Total current liabilities	941,252	931,138

Total liabilities	941,252	931,138

Contingencies

Stockholders' deficiency:

Series B Preferred stock, $0.00001 par value, 20,000,000 shares authorized;
45,000 shares issued as of March 31, 2014 and December 31, 2013, respectively	-	-
Series C Preferred stock, $0.00001 par value, 10,000 shares authorized;
6,670 and 8,470 shares issued as of March 31, 2014 and December 31, 2013, respectively	-	-
Common stock - $0.00001 par value, 600,000,000 shares authorized; 266,178,366 and 247,303,586
shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	2,662	2,473
Treasury stock, at cost; 38,000 shares as of March 31, 2014 and December 31, 2013, respectively	(11,059)	(11,059)
Additional paid-in capital	2,247,864	2,238,943
Accumulated deficit	(2,126,147)	(2,116,461)

Total stockholders' deficiency	113,320	113,896

Total liabilities and stockholders' deficiency	$1,054,572	$1,045,034

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FOREX INTERNATIONAL TRADING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months ended March 31,
	2014	2013

Revenues:
Income from foreign currency operations	$-	$-
Income from consulting activities	30,000	30,000
Total revenues	30,000	-

General and administrative expenses	41,698	93,203

Loss from operations	(11,698)	(63,203)

Other income (expenses):
Interest income	10,000	10,000
Interest expense	(7,988)	(8,850)
Total other income (expenses)	2,012	1,150

Loss before income taxes	(9,686)	(62,053)

Income tax expense	-	-

Net loss	$(9,686)	$(62,053)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding:
Basic and diluted	95,255,747	35,405,407

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FOREX INTERNATIONAL TRADING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2014	March 31, 2013

Cash Flows From Operating Activities:
Net loss	$(9,686)	$(62,053)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation of property and equipment	462	1,382
Amortization of debt discount	-	25,000
Changes in assets and liabilities:
Accrued interest on notes receivable	(10,000)	(10,000)
Accounts payable and accrued expenses	41,146	(4,155)
Accrued interest on notes payable	7,988	8,850

Net cash used in operating activities	29,910	(40,976)

Cash flows from investing activities:

Net cash provided by investing activities	-	-

Cash flows from financing activities:
Repayment on a note payable	(30,000)	(30,000)
Cash inflow from "changes in bank overdraft"	90	-
Additional borrowing under a note payable, net	-	40,380
	-	-

Net cash (used in) provided by financing activities	(29,910)	40,380

Net decrease in cash and cash equivalents	-	(596)

Cash and cash equivalents, beginning of year	-	618

Cash and cash equivalents, end of year	$-	$22

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the quarter for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH ACTIVITIES:
Shares issued in conversion of convertible debt and accrued interest	$9,110	$-

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FOREX INTERNATIONAL TRADING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
(UNAUDITED)

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

The Company’s unaudited condensed consolidated financial statements reflect all material adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations of the Company for the periods shown.  Results shown for the interim periods are not necessarily indicative of the results to be obtained for a full fiscal year or for any future period.  The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements.  Actual results might differ from management’s estimates. The consolidated balance sheet information as of December 31, 2013 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with Securities and Exchange Commission (“SEC”) for the fiscal year ended December 31, 2013, These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s most recently audited financial statements and the notes thereto in such above referenced Annual Report on Form 10-K. All intercompany balances and transactions have been eliminated in consolidation.

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

As required by U.S. GAAP for long-lived assets, the Company evaluates the fair value of its property and equipment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  Any impairment of value is recognized when the carrying amount of the asset exceeds its fair value.  There were no impairment losses for the three months ended March 31, 2014and 2013.

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

U.S. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur. Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that would likely be sustained under examination. The Company had no uncertain tax positions as of March 31, 2014.

The Company's federal income tax returns are no longer subject to examination by the IRS for the years prior to 2010, and the related state income tax returns are no longer subject to examination by state authorities for the years prior to 2010.

Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”). Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.  We had revenue of $30,000 and $30,000 for the quarters ended March 31, 2014 and 2013, respectively.

During the quarter ended March 31, 2014, 100% of the Company’s revenue was related to consulting services provided to one company in the foreign exchange business.

Share-Based Compensation

In December 2004, the FASB issued FASB Accounting Standards Codification No. 718, Compensation – Stock Compensation. Under FASB Accounting Standards Codification No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.  No such expenses were recognized for the fiscal quarter ended March 31, 2014.

Earnings (Loss) Per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities.  Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method.  Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. Because of the Company’s net losses, the effects of stock options, convertible notes, and convertible preferred stock would be anti-dilutive and accordingly, is excluded from the computation of earnings per share.  Diluted loss per share has not been computed for the fiscal quarters ended March 31, 2014 and 2013 because any potential additional common shares would reduce the reported loss per share and therefore have an antidilutive effect.

3.  Liquidity and Going Concern

The Company generated revenues in the fiscal quarter ended March 31, 2014, but has had recurring losses from operations since inception, and has a negative working capital as of March 31, 2014.  As of March 31, 2014, the Company has an accumulated deficit of $2,126,147.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Forex Note maturity date is December 31, 2013, which can be extended by the Company for an additional one year at which point the 4% interest rate will increase to 10% per annum.  The Forex Note is currently in default, and may be prepaid without penalty. The Forex Note conversion price is the Variable Conversion Price, which is defined as 50% multiplied by the average of the lowest three trading prices of the Company's common stock on the OTCBB during the 10-day trading period ending on the latest complete day of trading on the OTCBB prior to the date of conversion.  The Variable Conversion Price cannot be less than $0.002.  At no time will Vulcan convert any amount of the Forex Note into common stock that would result in Vulcan owning more than 4.9% of the common stock outstanding of the Company.

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

5. Notes and Short-term Receivables

At March 31, 2014 and December 31, 2013, notes and short-term receivables, including accrued interest, consisted of:

	2014	2013
Note receivable - Vulcan	$450,000	$440,000

Total notes and short-term receivables	$450,000	$440,000

6. Property and Equipment, Net

Property and equipment consisted of the following as of March 31, 2014 and December 31, 2013:

	Estimated
	Useful
	Lives	2014	2013
Computers and equipment	3 years	$12,539	$12,539
Furniture	7 years	9,431	9,431
		21,970	21,970
Less accumulated depreciation		17,398	16,936
		$4,572	$5,034

Depreciation expense was $462 and $3,383 for the quarter ended March 31, 2014, and the fiscal year ended December 31, 2013, respectively.

7. Other Assets

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

8. Notes Payable

At March 31, 2014 and December 31, 2013, notes payable and accrued interest consisted of:

	March 31, 2014	December 31, 20113
Notes payable and accrued interest - Rasel	$147,097	$145,847	a.
Note payable and accrued interest - Glendon	69,015	97,552	b.
Note payable and accrued interest - Third Party Financier	35,090	43,925	c.
Note payable and accrued interest - Vulcan (net of debt discount of $0
and $100,000 as of December 31, 2013 and December 31, 2012, respectively)	525,000	520,000	d.

	$776,202	$807,324

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

The balance of the notes as of March 31, 2014 and December 31, 2013, was $147,097 and $145,847, respectively, which includes accrued interest in the amounts of $22,097 and $20,847 at March 31, 2014 and December 31, 2013, respectively.  The note is currently in default since the beginning of 2013; and the Company will attempt to reach an amicable settlement with the counterparty.

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

The balance at March 31, 2014 and December 31, 2013, including accrued interest, is $69,015 and $97,552, respectively. The note was reduced for revenue received during the quarter from a customer for which Glendon was handling invoicing and collections.

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

As of March 31, 2014, the convertible note balance and accrued interest is $35,090. As of December 31, 2013, the convertible note balance and accrued interest is $43,925. During the first quarter, Financier converted $9,110 of its note into 8,974,780 shares of common stock at an average conversion price of $0.001015 per share.

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

As of December 31, 2013, the entire debt discount has been amortized in the accompanying financial statements, and $20,000 of interest expense was accrued during the year ended December 31, 2013. Another $5,000 of interest expense was accrued during the first quarter. The balance of the Note at March 31, 2014 and December 31, 2013, including accrued interest, is $525,000 and $520,000, respectively.

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

Common Shares:

On September 2, 2013, effective September 1, 2013, Forex International Trading Corp. (the “Company”) entered into an Evaluation License Agreement (the "ELA") with Micrologic Design Automation, Inc. ("MDA"), pursuant to which MDA temporarily licensed to the Company, on a non-exclusive and royalty-free basis, certain technology and related materials for any purpose related to evaluating NanoDRC, NanoRV and NanoLVS technology (the “Technology”).  On January 2, 2014, and effective December 31, 2013, the Company and MDA signed a letter agreement whereby MDA provided for a perpetual, royalty free, exclusive license of the Licensed Technology, as defined in the Evaluation License Agreement dated September 1, 2013, in exchange for 200 million shares of common stock (the “Shares”) of the Company.  MDA is not permitted to sell, assign, hypothecate or transfer the Shares in any way prior to the Company generating at minimum $50,000 in revenue through the use of the Technology (the “Revenue Target”).  A stop transfer legend shall be affixed to the certificate representing the Shares.  If the Revenue Target is achieved, then such stop transfer legend shall be removed.  The shares of common stock were issued under Section 4(2) of the Securities Act of 1933, as amended. (See Note 7 and 12)

During the first quarter, Financier converted $9,110 of its note into 8,974,780 shares of common stock at an average conversion price of $0.001015 per share.

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

Effective October 21, 2013, GV notified the Company of its intention to convert 345 of Series C Preferred into 1,897,500 shares of common stock of the Company, representing a conversion price of $0.002 per share. The Company instructed its transfer agent to issue the required shares to GV. On November 5, 2013, 2013, GV notified the Company of the additional conversion of 380 of Series C Preferred into 2,090,000 shares of common stock of the Company. On November 11, 2013, 2013, GV notified the Company of the additional conversion of 380 of Series C Preferred into 2,090,000 shares of common stock of the Company. On November 26, 2013, 2013, GV notified the Company of the additional conversion of 425 of Series C Preferred into 2,337,500 shares of common stock of the Company. On January 2, GV notified the Company of the additional conversion of 1,800 of its Series C Preferred into 9,900,000 shares of common stock of the Company. After these conversions, GV holds 6,670 Series C Preferred shares as of March 31, 2014.

The following table shows how the conversions were accounted for within the Series C and Common Stock Additional Paid in Capital accounts:

	Series C				Series C
	Convertible Preferred				Convertible Preferred
	Stock		Common Stock		Stock	Common Stock
					Additional Paid	Additional Paid
	Shares	Amount	Shares	Amount	In Capital	In Capital
Balances at December 31, 2012	10,000	$-	38,888,586	$389	$222,340	$1,418,687

Conversion of Series C Preferred Stock to Common Stock	(1,530)		8,415,000	84	(34,018)	33,934
Common Stock issued in exchange for Licensure Agreement			200,000,000	2,000	-	598,000

Balances at December 31, 2013	8,470	$-	247,303,586	$2,473	$188,322	$2,050,621

Conversion of Series C Preferred Stock to Common Stock	(1,800)		9,900,000	99	(40,021)	39,922
Conversion of note payable to common stock			8,974,780	90		9,020

Balances at March 31, 2014	6,670	$-	266,178,366	2,662	$148,301	$2,099,563

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

Effective January 2, 2012, Erik Klinger was appointed by the Company to serve as the Chief Financial Officer, on a part-time basis, and a Director of the Company. Mr. Klinger earned fees of $12,000 and 49,200, in the fiscal quarter ended March 31, 2014 and the fiscal year ended December 31, 2013, respectively.

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

During the quarter ended March 31, 2014, the Company paid no rent for the use of headquarters in El Segundo, California, though it did pay minimal fees for office expenses.

12. Contingencies

Legal Proceedings

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business.  There is currently no litigation that management believes will have a material impact on the financial position of the Company.

13.      Per Share Information

Loss per share

Basic loss per share of common stock is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding.  Diluted loss per share of common stock (“Diluted EPS”) is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents and convertible securities then outstanding.  At March 31, 2014 and 2013, there were 224,806,432 and 116,901,296 of potentially dilutive common stock equivalents outstanding, respectively. The potentially dilutive common stock equivalents at  March 31, 2014 arise from (i) the issuance on December 7, 2011 of 45,000 Series B Preferred Shares which are convertible into 15,000,000 common shares, (ii) the issuance of the Rasel note which is convertible into 104,225,555 shares, (iii) the issuance of 10,000 Series C Preferred Shares having a stated value of $100 per share, of which 6,670 shares remain unconverted, which remaining unconverted shares are convertible into 29,348,000 common shares, given recent market prices, and notwithstanding a restriction against owning more than 4.99% of the Company’s stock, and (iv) the issuance of a $500,000 convertible note payable to Vulcan netted against the note receivable from Vulcan, which is convertible into 51,269,863 shares, given recent market prices, and notwithstanding a restriction against owning more than 4.99% of the Company’s stock, and (iv) the issuance of a note to a third party Financier, which based on a theoretical conversion at March 31, 2014 would have converted into 24,863,014 shares of common stock.  The potentially dilutive common stock equivalents at March 31, 2013 arise from (i) the issuance on December 7, 2011 of 45,000 Series B Preferred Shares which are convertible into 15,000,000 common shares, (ii) the issuance of the Rasel note which is convertible into 234,629 shares, (iii) the issuance of 10,000 Series C Preferred Shares having a stated value of $100 per share which are convertible into 18,333,333 common shares, had they been converted at or around March 31, 2013, and notwithstanding a restriction against owning more than 4.99% of the Company’s stock, and (iv) the issuance of a $500,000 convertible note payable to Vulcan, which would have been convertible into 83,333,333 shares, given market prices at or around March 31, 2013, and notwithstanding a restriction against owning more than 4.99% of the Company’s stock.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on the net loss per common share.

12.      Subsequent Events
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition of disclosure as follows:

On or around April 2, 2014, GV notified the Company of its conversion of 2,270 shares of Series C Preferred Shares into 12,485,000 shares of Common Stock of the Company. On or around April 21, 2014, GV notified the Company of its conversion of 1,200 shares of Series C Preferred Shares into 13,200,000 shares of Common Stock of the Company. On or around May 6, 2014, GV notified the Company of its conversion of 1,300 shares of Series C Preferred Shares into 14,300,000 shares of Common Stock of the Company. After these conversions, GV still holds 1,900 Series C Preferred Shares.

On or around April 14, Financier notified the Company of its intention to convert $12,390 of its note to 6,883,333 common shares. On or around April 17, Financier notified the Company of its intention to convert $11,000 of its note to 5,500,000 common shares. On or around April 23, Financier notified the Company of its intention to convert $11,700 of its note to 10,636,364 common shares. After these conversions, the note balance due Financier is zero.

Effective April 4, 2014, the Company filed with the State of Nevada a Certificate of Amendment to Articles of Incorporation changing the Company’s number of authorized shares to 600,000,000.

On May 13, 2014, the Company signed an agreement with a third-party financier (“Counterparty”) where Counterparty agreed to purchase the Rasel note for consideration of its face value plus accrued interest ($147,625) in two roughly equal installments. The resultant note carries interest at 8%, and is convertible to freely-trading stock with no holding period. The conversion price will be at a 42% discount to the lowest closing price bid during the prior 10-day trading sessions.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three months ended March 31, 2014. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Quarterly Report on Form 10-Q for our quarter-ended March 31, 2013 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

This section of the report should be read together with Notes of the Company unaudited consolidated financials. The unaudited consolidated statements of operations for the three-month ended March 31, 2014 and 2013 are compared in the sections below:

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

Results of Operations:
Three months ended March 31, 2014 and 2013

A comparison of the consolidated statements of operations for the three months ended March 31, 2014 and 2013 is as follows:

Revenues:
The following table summarizes our revenues for the three months ended March 31, 2014 and 2013:

Three months ended March 31,	2014	2013
Total revenues	$30,000	$30,000

The Company was able to leverage its consulting expertise in the area of foreign exchange in the first quarter of 2014. This revenue was generated by one customer.

Operating expenses:
The following table summarizes our operating expenses for the three months ended March 31, 2014 and 2013:

Three months ended March 31,	2014	2013
Total operating expenses	$41,698	$93,203

The Company downsized its operations during the first quarter of 2014, resulting in a significant reduction in operating expenses. The Company also switched auditors, resulting in a significant savings due to the need to restate prior quarters.

Other income (expenses):
The following table summarizes our other income (expenses) for the three months ended March 31, 2014 and 2013:

Three months ended March 31,	2014	2013
Interest income	$10,000	$10,000
Interest expense	(7,988)	(8,850)
Net other income/expense	2,012	1,150

The Company has reduced its debt outstanding by netting $30,000 of revenue for the first quarter against the Glendon note, which in turn reduced interest expense.

The Company has a note receivable from Vulcan at 10% per annum with a face value of $400,000, and therefore accrued $10,000 of interest income during the first quarter. The Company has a note payable with a face value of $500,000, and a debt discount that has been fully amortized. Although interest expense on the note payable increased over the same quarter last year, the reduction in the Glendon note reduced interest expense overall compared to the same period in fiscal 2013.

Liquidity and Capital Resources

Our cash and cash equivalents were $0 and $618 for the periods ended March 31, 2014 and March 31, 2013, respectively, a decrease of $618.

Cash provided by (used by) operating activities for the three months ended March 31, 2014 and 2013 was $29,910, and $(40,976), respectively. The company swung to a profit in the first quarter of fiscal 2014, and the working capital position also improved in the current quarter. In the prior period, the Company amortized a non-cash debt discount of $25,000; in the current period, that debt discount has been fully amortized.

Cash used by investing activities for the three months ended March 31, 2014 and 2013 was $0 and $0, respectively.

Cash provided by (used by) financing activities for the three months ended March 31, 2014 and 2013 was $(29,910) and $(40,380), respectively.  During the three months ended March 31, 2014, the Company reduced its note payable to Glendon by the amount of revenue earned during the quarter. During the same three month period of 2013, the Company borrowed more under a note payable.

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

The balance of the notes as of March 31, 2014 and December 31, 2013, was $147,097 and $145,847, respectively, which includes accrued interest in the amounts of $22,097 and $20,847 at March 31, 2014 and December 31, 2013, respectively.  The note is currently in default since the beginning of 2013; and the Company will attempt to reach an amicable settlement with the counterparty.

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

The balance at March 31, 2014 and December 31, 2013, including accrued interest, is $69,015 and $97,552, respectively. The note was reduced for revenue received during the quarter from a customer for which Glendon was handling invoicing and collections.

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

As of March 31, 2014, the convertible note balance and accrued interest is $35,090. As of December 31, 2013, the convertible note balance and accrued interest is $43,925. During the first quarter, Financier converted $9,110 of its note into 8,974,780 shares of common stock at an average conversion price of $0.001015 per share.

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

As of December 31, 2013, the entire debt discount has been amortized in the accompanying financial statements, and $20,000 of interest expense was accrued during the year ended December 31, 2013. Another $5,000 of interest expense was accrued during the first quarter. The balance of the Note at March 31, 2014 and December 31, 2013, including accrued interest, is $525,000 and $520,000, respectively.

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

Share-Based Compensation

The Company calculates stock-based compensation expense including compensation expense for all share-based payment awards made to employees and directors including employee stock options, stock appreciation rights and restricted stock awards based on their estimated grant date fair values.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense on a straight-line basis over any required service period.  No such expenses were recognized for the three months ended March 31, 2014 and 2013.

Loss Per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted loss per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or could otherwise cause the issuance of common stock, such as options, convertible notes and convertible preferred stock, were exercised or converted into common stock or could otherwise cause the issuance of common stock that then shared in loss. Such potential additional common shares are included in the computation of diluted earnings per share.  Diluted loss per share has not been computed for the three months ended March 31, 2014 and 2013 because any potential additional common shares would reduce the reported loss per share and therefore have an antidilutive effect.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the first three months of 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of March 31, 2014, the convertible note balance and accrued interest is $35,090. As of December 31, 2013, the convertible note balance and accrued interest is $43,925. During the first quarter, Financier converted $9,110 of its note into 8,974,780 shares of common stock at an average conversion price of $0.001015 per share.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

Effective October 21, 2013, GV notified the Company of its intention to convert 345 of Series C Preferred into 1,897,500 shares of common stock of the Company, representing a conversion price of $0.002 per share. The Company instructed its transfer agent to issue the required shares to GV. On November 5, 2013, 2013, GV notified the Company of the additional conversion of 380 of Series C Preferred into 2,090,000 shares of common stock of the Company. On November 11, 2013, 2013, GV notified the Company of the additional conversion of 380 of Series C Preferred into 2,090,000 shares of common stock of the Company. On November 26, 2013, 2013, GV notified the Company of the additional conversion of 425 of Series C Preferred into 2,337,500 shares of common stock of the Company. On January 2, GV notified the Company of the additional conversion of 1,800 of its Series C Preferred into 9,900,000 shares of common stock of the Company. After these conversions, GV holds 6,670 Series C Preferred shares as of March 31, 2014.

The following table shows how the conversions were accounted for within the Series C and Common Stock Additional Paid in Capital accounts:

	Series C				Series C
	Convertible Preferred				Convertible Preferred
	Stock		Common Stock		Stock	Common Stock
					Additional Paid	Additional Paid
	Shares	Amount	Shares	Amount	In Capital	In Capital
Balances at December 31, 2012	10,000	$-	38,888,586	$389	$222,340	$1,418,687

Conversion of Series C Preferred Stock to Common Stock	(1,530)		8,415,000	84	(34,018)	33,934
Common Stock issued in exchange for Licensure Agreement			200,000,000	2,000	-	598,000

Balances at December 31, 2013	8,470	$-	247,303,586	$2,473	$188,322	$2,050,621

Conversion of Series C Preferred Stock to Common Stock	(1,800)		9,900,000	99	(40,021)	39,922
Conversion of note payable to common stock			8,974,780	90		9,020

Balances at March 31, 2014	6,670	$-	266,178,366	2,662	$148,301	$2,099,563

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

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1	Certificate of Incorporation of Forex International Trading Corp. (6)
3.2	Bylaws of Forex International Trading Corp. (6)
3.3	Certificate of Designation for Series A Preferred Stock (14)
3.4	Certificate of Designation for Series B Preferred Stock (21)
3.5	Certificate of Designation – Series C Preferred Stock (22)
3.6	Amendment to the Certificate of Designation for the Series B Preferred Stock (25)
3.7	Amendment to the Certificate of Designation for the Series C Preferred Stock(25)
4.1	Convertible Promissory Note issued by the Company to ATL dated July 8, 2010 (3)
4.2	Secured and Collateralized Promissory Note issued by ATL to the Company dated July 8, 2010 (3)
4.3	Collateral and Security Agreement by and between Forex International Trading Group and ATL dated July 7, 2010 (3)
4.4	Promissory Note issued to Rasel Ltd. Dated October 6, 2009(7)
4.5	Promissory Note issued to Rasel Ltd. Dated October 20, 2009 (7)
4.6	Letter Agreement between Rasel Ltd. and Forex International Trading Corp. dated January 22, 2011 (8)
4.7	Letter Agreement by and between Forex International Trading Group and ATL dated November 8, 2010(9)
4.8	6% Convertible Note issued to APH (11)
4.9	6% Convertible Debenture issued to HAM dated April 5, 2011 (14)
4.10	Promissory Note dated November 30, 2011 issued to Cordellia d.o.o. in the amount of $1,000,000 (18)
4.11	$500,000 Convertible Promissory Note issued by Forex International Trading Corp. (23)
4.12	$400,000 Secured and Collateralized Promissory Note issued by Vulcan Oil & Gas Inc. (23)
4.13	Securities Purchase Agreement dated July 24, 2013 entered with Asher Enterprise Inc. (26)
4.14	Convertible Promissory Note issued to Asher Enterprises Inc. (26)
10.1	Software Licensing Agreement dated April 12, 2010, by and between Forex International Trading Corp and Triple (1)
10.2	Employment Agreement dated April 23, 2010, by and between Forex International Trading Corp and Darren Dunckel (2)
10.3	Letter Agreement by and between Forex International Trading Corp. and Anita Atias, dated July 29, 2010 (4)

10.4	Letter Agreement by and between Forex International Trading Corp. and Stewart Reich, dated July 29, 2010 (4)
10.5	Letter Agreement by and between Forex International Trading Corp. and Mr. William Glass, dated August 6, 2010 (5)
10.6	Share Exchange Agreement by and between Forex International Trading Corp. and APH (10)
10.7	Letter Agreement by and between Forex International Trading Corp., APH, Medirad Inc. and Rasel Ltd. (11)
10.8	Letter Amendment by and between Forex International Trading Corp. and William Glass, dated March 4, 2011 (13)
10.9	Letter Amendment by and between Forex International Trading Corp. and Stewart Reich, dated March 4, 2011 (13)
10.10	Employment Agreement by and between Forex International Trading Corp. and Liat Franco, dated March 7, 2011 (13)
10.11	Agreement between Forex International Trading Corp. and APH dated April 5, 2011 (14)
10.12	Conversion Agreement between MP and Forex International Trading Corp. dated April 5, 2011 (14)
10.13	Share Exchange Agreement between Forex International Trading Corp. and dated April 5, 2011 (14)
10.14
Agreement to Unwind and Mutual Release dated as of July 11, 2011 by and between Forex International Trading Corp., Forex NYC and Wheatley Investment Agreement by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)

10.15	Registration Rights Agreement with Centurion by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)
10.16	Intentionally Left Blank
10.17	Settlement Agreement by and between Forex International Trading Corp., A.T. Limited, Watford Holding Inc. and James Bay Holdings, Inc. dated November 1, 2011 (17)
10.18	Settlement and Foreclosure Agreement between Forex International Trading Corp., AP Holdings Limited, H.A.M Group Limited and Cordellia d.o.o.(18)
10.19	Annulment of Share Purchase Agreement dated December 5, 2011 between Triple 8 Limited, AP Holdings Limited, H.A.M Group Limited and 888 Markets (Jersey) Limited (18)
10.20	Promissory Note issued to Forex International Trading Corp. dated December 13, 2011 (19)
10.21	Stock Pledge Agreement executed by Fortune Market Media Inc. dated December 13, 2011 (19)
10.22	Conversion Agreement between the Company and GV Global Communications, Inc. (22)
10.23	Agreement by and between and Direct JV Investments Inc., Forex International Trading Corporation and Vulcan Oil & Gas Inc. dated January 7, 2013 (23)
10.24	Evaluation License Agreement dated September 2, 2013, by and between Forex International Trading Corp and Micrologic Design Automation, Inc. (27)
10.25	Letter Agreement dated January 2, 2014, by and between Forex International Trading Corp and Micrologic Design Automation, Inc. (28)
21.1	List of Subsidiaries (24)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	Document, XBRL Taxonomy Extension
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition
101.DEF	Linkbase, XBRL Taxonomy Extension Labels
101.LAB	Linkbase, XBRL Taxonomy Extension
101.PRE	Presentation Linkbase

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2010
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 28, 2010
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 13, 2010
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 3, 2010
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 9, 2010
(6)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 9, 2009.
(7)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on November 2, 2009.
(8)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on January 29, 2010.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 22, 2010
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 17, 2010
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2011
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 2, 2011
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 9, 2011
(14)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 6, 2011
(15)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 20, 2011
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 29, 2011
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 9, 2011
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 12, 2011
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 16, 2011
(20)	Incorporated by referenced to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 13, 2012
(21)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 14, 2012
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 27, 2012.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 9, 2013.
(24)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2013.
(25)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 20, 2012.
(26)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 1, 2013.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 4, 2013.
(28)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2014.

  SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

FOREX INTERNATIONAL TRADING CORP. (Registrant)

Date: May 19, 2014	By:	/s/ Erik Klinger
Erik Klinger
Chief Executive Officer
and Sole Director (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Erik Klinger	Erik Klinger	CEO and Sole Director	May 19, 2014
(Principal Executive, Financial and Accounting Officer)