Form 10-Q
period 2014-06-30
Forex International Trading Corp.
filed 2014-08-14
CIK 1471781

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commissions file number: 000-54530

FOREX INTERNATIONAL TRADING CORP.
(Exact name of registrant as specified in its charter)

Nevada	27-0603137
State or other jurisdiction of	I.R.S. Employer Identification Number
incorporation or organization

400 Continental Blvd. Suite 600 El Segundo CA 90245
 (Address of principal executive office)

Issuer's telephone number: 888-426-4780

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.00001 par value	538,871,629 Common Shares
(Class)	(Outstanding at August 14, 2014)

FOREX INTERNATIONAL TRADING CORP.

PART I.	Financial Information

Item 1.	Financial Statements
FOREX INTERNATIONAL TRADING CORP.
CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2014	December 31, 2013
	(UNAUDITED)	(AUDITED)
Current assets:
Cash and cash equivalents	$13,899	$-
Note and short-term receivables	468,000	440,000
Total current assets	481,899	440,000

Property and equipment, net	4,109	5,034

Other assets	600,000	600,000

Total assets	$1,086,008	$1,045,034

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$155,038	$123,797
Bank overdraft	107	17
Notes payable and accrued interest	757,541	807,324
Total current liabilities	912,686	931,138

Total liabilities	912,686	931,138

Contingencies

Stockholders' equity:
Series B Preferred stock, $0.00001 par value, 20,000,000 shares authorized;
45,000 shares issued as of June 30, 2014 and December 31, 2013, respectively	-	-
Series C Preferred stock, $0.00001 par value, 10,000 shares authorized;
700 and 8,470 shares issued as of June 30, 2014 and December 31, 2013, respectively	-	-
Common stock, $0.00001 par value, 2,000,000,000 and 600,000,000 shares authorized as of June 30, 2014 and December 31, 2013, respectively; 434,849,730 and 247,303,586 shares
issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	4,349	2,473
Treasury stock, at cost; 38,000 shares as of June 30, 2014 and December 31, 2013, respectively	(11,059)	(11,059)
Additional paid-in capital	2,330,277	2,238,943
Accumulated deficit	(2,150,245)	(2,116,461)

Total stockholders' equity	173,322	113,896

Total liabilities and stockholders' equity	$1,086,008	$1,045,034

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FOREX INTERNATIONAL TRADING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Revenues:
Income from foreign currency operations	$-	$-	$-	$-
Income from consulting activities	30,000	40,000	60,000	70,000
Total revenues	30,000	40,000	60,000	70,000

General and administrative expenses	47,974	176,433	89,672	269,636

Loss from operations	(17,974)	(136,433)	(29,672)	(199,636)

Other income (expenses):
Interest income	18,000	10,893	28,000	20,893
Interest expense	(24,124)	(9,322)	(32,112)	(18,172)
Total other income (expenses)	(6,124)	1,571	(4,112)	2,721

Loss before income taxes	(24,098)	(134,862)	(33,784)	(196,915)

Income tax expense	-	-	-	-

Net loss	$(24,098)	$(134,862)	$(33,784)	$(196,915)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of
common shares outstanding:
Basic and diluted	303,641,705	36,549,517	300,804,353	36,549,517

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FOREX INTERNATIONAL TRADING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30, 2014	June 30, 2013

Cash Flows From Operating Activities:
Net loss	$(33,784)	$(196,915)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation of property and equipment	925	2,457
Amortization of debt discount	-	50,000
Bad debt expense	-	98,248
Changes in assets and liabilities:
Accounts receivable and prepaid expenses	-	10,845
Accrued interest on notes receivable	(28,000)	(20,893)
Accounts payable and accrued expenses	31,241	11,142
Accrued interest on notes payable	30,649	18,172

Net cash provided by (used in) operating activities	1,031	(26,944)

Cash flows from investing activities:
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Cash inflow from "changes in bank overdraft"	90	-
Additional borrowing under a note, net	32,500	26,366
Repayment of note payable, net	(19,722)	-
	-	-

Net cash provided by financing activities	12,868	26,366

Net increase (decrease) in cash and cash equivalents	13,899	(578)

Cash and cash equivalents, beginning of year	-	618

Cash and cash equivalents, end of year	$13,899	$40

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the quarter for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH ACTIVITIES:
Shares issued in conversion of convertible debt and accrued interest	$93,210	$-

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FOREX INTERNATIONAL TRADING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2014
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

Effective April 4, 2014, the Company filed with the State of Nevada a Certificate of Amendment to Articles of Incorporation changing the Company’s number of authorized shares to 600,000,000. On or about June 10, 2014, the Company received approval from the Secretary of State of Nevada to increase the authorized shares to 2,000,000,000.

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

As required by U.S. GAAP for long-lived assets, the Company evaluates the fair value of its property and equipment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  Any impairment of value is recognized when the carrying amount of the asset exceeds its fair value.  There were no impairment losses for the three months or for the six months ended June 30, 2014 and 2013.

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

U.S. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur. Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that would likely be sustained under examination. The Company had no uncertain tax positions as of June 30, 2014.

The Company's federal income tax returns are no longer subject to examination by the IRS for the years prior to 2010, and the related state income tax returns are no longer subject to examination by state authorities for the years prior to 2010.

Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”). Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.  We had revenue of $60,000 and $70,000 for the six months ended June 30, 2014 and 2013, respectively.

During the six months ended June 30, 2014, 100% of the Company’s revenue was related to consulting services provided to one company.

Share-Based Compensation

In December 2004, the FASB issued FASB Accounting Standards Codification No. 718, Compensation – Stock Compensation. Under FASB Accounting Standards Codification No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.  No such expenses were recognized for the fiscal quarter ended June 30, 2014.

Earnings (Loss) Per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities.  Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method.  Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. Because of the Company’s net losses, the effects of stock options, convertible notes, and convertible preferred stock would be anti-dilutive and accordingly, is excluded from the computation of earnings per share.  Diluted loss per share has not been computed for the three and six months ended June 30, 2014 and 2013 because any potential additional common shares would reduce the reported loss per share and therefore have an antidilutive effect.

3.  Liquidity and Going Concern

As reflected in the accompanying financial statements, the Company has generated revenues in the six months ended June 30, 2014, but has had recurring losses from operations since inception, and has a negative working capital as of June 30, 2014.  As of June 30, 2014, the Company has an accumulated deficit of $2,150,245.  As the Company continues to incur losses, transition to profitability is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings. Based on the Company’s operating plan, existing working capital at June 30, 2014 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2014 without additional sources of cash. This raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

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

The Forex Note maturity date is December 31, 2013, which can be extended by the Company for an additional one year at which point the 4% interest rate will increase to 10% per annum.  The Forex Note is currently in default. The Forex Note conversion price is the Variable Conversion Price, which is defined as 50% multiplied by the average of the lowest three trading prices of the Company's common stock on the OTCBB during the 10-day trading period ending on the latest complete day of trading on the OTCBB prior to the date of conversion.  The Variable Conversion Price cannot be less than $0.002.  At no time will Vulcan convert any amount of the Forex Note into common stock that would result in Vulcan owning more than 4.9% of the common stock outstanding of the Company.

The Vulcan Note has a 10% one-time interest charge on the principal sum.  The interest rate will be increased by an additional 4% per annum (e.g. 14% per annum) in the event the principal is not paid by the December 31, 2013 maturity date. The Company is negotiating an offset of the Forex Note against the note receivable from Vulcan as final satisfaction, and will recognize a gain or loss on its financial statements at that time.  As of June 30, 2014, the Company has not reached an agreement with Vulcan for offsetting of the notes, and the Vulcan Note is currently in default.

5.           Notes and Short-term Receivables

At June 30, 2014 and December 31, 2013, notes and short-term receivables, including accrued interest, consisted of:

	2014	2013
Note receivable - Vulcan	$468,000	$440,000

Total notes and short-term receivables	$468,000	$440,000

6.      Property and Equipment, Net

Property and equipment consisted of the following as of June 30, 2014 and December 31, 2013:

	Estimated
	Useful
	Lives	2014	2013
Computers and equipment	3 years	$12,539	$12,539
Furniture	7 years	9,431	9,431
		21,970	21,970
Less accumulated depreciation		17,861	16,936
		$4,109	$5,034

Depreciation expense was $925 and $3,383 for the six months ended June 30, 2014, and the fiscal year ended December 31, 2013, respectively.

7. Other Assets

License agreement

On January 2, 2014, and effective December 31, 2013, the Company and Micrologic Design Automation, Inc. ("MDA") signed a letter agreement whereby MDA provided for a perpetual, royalty free, exclusive license of the Licensed Technology, as defined in the Evaluation License Agreement dated September 1, 2013.  In connection with this agreement, the Company agreed to issue 200,000,000 shares of common stock having a value of $600,000 based upon recent market value ($0.003 per share) (See Not 10).

8. Notes Payable

At June 30, 2014 and December 31, 2013, notes payable and accrued interest consisted of:

	2014	2013
Notes payable and accrued interest - Rasel	$74,209	$145,847	a.
Note payable and accrued interest - Glendon	80,421	97,552	b.
Note payable and accrued interest - Third Party Financier	32,630	43,925	c.
Note payable and accrued interest - Third Party Financier	25,281	-	d.
Note payable and accrued interest - Vulcan	545,000	520,000	e.

	$757,541	$807,324

a) Convertible Notes Payable

On October 6, 2009, the Company signed a note payable for $25,000 to Rasel Ltd due on October 6, 2010, bearing interest at 4% per annum.  The proceeds were used to pay for half of existing accounts payable for legal fees incurred at the Company’s inception.  On October 20, 2009, the Company signed a note payable for $50,000 payable to Rasel due on October 20, 2010, bearing interest at 4% per annum (collectively, the “Rasel Note”).  These proceeds were used to pay for startup costs, audit fees and future expenses.  On January 22, 2010, the Company signed a note payable for $50,000 payable to Rasel due on October 30, 2011, bearing interest at 4% per annum.  These proceeds were used for working capital and expenditures.  On January 22, 2010, the Company signed an amendment to extend the maturity date of the promissory notes in the amount of $25,000 and $50,000 dated October 6, 2009 and October 20, 2009, respectively, to October 30, 2011.  On March 2, 2011, the Company and Rasel agreed to extend the maturity of all notes to December 31, 2012, in consideration of adding a conversion feature to the notes with either a 5% discount to the market price or a fixed price of $0.60.  The extension of maturity was effective as of December 30, 2010.

The balance of the notes as of June 30, 2014 and December 31, 2013, was $74,209 and $145,847, respectively, which includes accrued interest in the amounts of $22,097 and $20,847 at December 31, 2013 and 2012, respectively.  The note is currently in default since the beginning of 2013; and the Company will attempt to reach an amicable settlement with the counterparty.

b) Note Payable

On December 31, 2012, the Company converted a payable in the amount of $155,242 to a note payable.  The note bears annual interest at 10%, and was to mature on December 31, 2012. The Company has negotiated an extension to the maturity date until December 31, 2013. The note is currently in default; the Company will attempt to reach an amicable settlement with the counterparty.

The balance at June 30, 2014 and December 31, 2013, including accrued interest, is $80,421 and $97,552, respectively. The note was reduced for revenue received during the six months ended June 30, 2014 from the Note holder.

c) Issuance of note payable to third party

On July 24, 2013, the Company entered into a Securities Purchase Agreement with a third party financing source ("Financer 1"), for the issuance of an 8% convertible note in the principal amount of $42,500 (the "July 2013 Note"), of which $2,500 was for legal fees associated with the transaction.  The financing closed on July 31, 2013.

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

Financer has agreed to restrict its ability to convert the July 2013 Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock.   The total net proceeds the Company received from this offering was $42,500, less $2,500 in attorney’s fees.  As of the date of the July 2013 Note, the Company is obligated on the Note issued to Financer in connection with the offering.  The July 2013 Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company.

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

In April 2014, Financier converted the entire remaining note balance, and released the company from its debt, which is a zero balance. On or about June 3, 2014, the Company issued another note to the Financier payable for $32,500 (“June 2014 Note”), of which $2,500 was for legal fees associated with the transaction. The terms of the new note were similar to the terms described above, with a maturity of March 5, 2015.

The June 2014 Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on March 5, 2015.  The June 2014 Note is convertible into common stock, at Financer’s option, at the greater of a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion or $0.00001.  In the event the Company prepays the June 2014 Note in full, the Company is required to pay to Financer an amount in cash equal to all principal, interest and any other amounts owing multiplied by (i) 112% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 121% if prepaid 31 days following the closing through 60 days following the closing and (iii) 126% if prepaid 61 days following the closing through 90 days following the closing and (iv) 131% if prepaid 91 days following the closing through 120 days following the closing and (v) 136% if prepaid 121 days following the closing through 150 days following the closing and (vi) 141% if prepaid 151 days following the closing through 180 days following the closing.  After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

Financer has agreed to restrict its ability to convert the June 2014 Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.   The total net proceeds the Company received from this offering were $32,500, less $2,500 in attorney’s fees pursuant to the terms of this convertible agreement.  As of the date of the June 2014 Note, the Company is obligated on the Note issued to Financer in connection with the offering.  The June 2014 Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company.

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

d) Third Party Note Payable

On May 13, 2014, the Company entered into an agreement with a third party financing source ("Financier 2"), for the issuance of an 8% convertible note in the principal amount of $147,625 (the "May 2014 Note").  In conjunction with the issuance of the May 2014 Note, an existing note holder (Rasel, owner of the Rasel Notes) agreed to have the proceeds of the May 2014 Note used to offset the amounts owed to them as evidenced by the Assignment of Convertible Debenture agreement dated May 12, 2014, between the holders of the Rasel Notes and Financier 2.  The Assignment of Convertible Debenture agreement calls for the Financier 2 to make two payments of $73,812.50 each to the existing note holder (Rasel Notes).  On May 13, 2014, the Financier 2 made the first payment to the existing note holder (Rasel Notes), however, Financier 2 defaulted on their obligation to make the second payment per the Assignment of Convertible Debenture agreement.  As a result, Forex and Financier 2 have mutually agreed to release Financier 2 from its’ obligation for the second payment, and the other half of the note in the amount of $73,812.50 reverted back to Rasel.

The May 2014 Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on September 1, 2014.  The May 2104 Note is convertible into common stock, at Financer 2’s option, at the greater of a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion or $0.0001.

Financer 2 has agreed to restrict its ability to convert the May 2014 Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.   As of the date of the May 2014 Note, the Company is obligated on the Note issued to Financer 2 in connection with the offering.  The May 2014 Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company.

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

e) Convertible Note Payable

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

As of December 31, 2013, the entire debt discount has been amortized in the accompanying financial statements, and $20,000 of interest expense was accrued during the year ended December 31, 2013. Another $25,000 of interest expense was accrued in the six months ended June 30, 2014. The Company is negotiating an offset of the Forex Note against the note receivable from Vulcan as final satisfaction, and will recognize a gain or loss on its financial statements at that time.  As of June 30, 2014, the Company has not reached an agreement with Vulcan for offsetting of the notes, and the Vulcan Note is currently in default.

10.      Stockholders’ Equity

Authorized Shares

Effective April 4, 2014, the Company filed with the State of Nevada a Certificate of Amendment to Articles of Incorporation changing the Company’s number of authorized shares to 600,000,000. On or about June 10, 2014, the Company received approval from the Secretary of State of Nevada to increase the authorized shares to 2,000,000,000.

The Company has 2,000,000,000 authorized shares of its $0.00001 par value common stock and 20,000,000 shares of its $0.00001 par value Preferred Stock Series B as of June 30, 2014.  On September 26, 2012, the Company authorized 10,000 Preferred Stock Series C shares, par value $0.00001.

Common Shares:

On September 2, 2013, effective September 1, 2013, Forex International Trading Corp. (the “Company”) entered into an Evaluation License Agreement (the "ELA") with Micrologic Design Automation, Inc. ("MDA"), pursuant to which MDA temporarily licensed to the Company, on a non-exclusive and royalty-free basis, certain technology and related materials for any purpose related to evaluating NanoDRC, NanoRV and NanoLVS technology (the “Technology”).  On January 2, 2014, and effective December 31, 2013, the Company and MDA signed a letter agreement whereby MDA provided for a perpetual, royalty free, exclusive license of the Licensed Technology, as defined in the Evaluation License Agreement dated September 1, 2013, in exchange for 200 million shares of common stock (the “Shares”) of the Company.  MDA is not permitted to sell, assign, hypothecate or transfer the Shares in any way prior to the Company generating at minimum $50,000 in revenue through the use of the Technology (the “Revenue Target”).  A stop transfer legend shall be affixed to the certificate representing the Shares.  If the Revenue Target is achieved, then such stop transfer legend shall be removed.  The shares of common stock were issued under Section 4(2) of the Securities Act of 1933, as amended. (See Note 7)

During the six months ended June 30, 2014, Third Party Financier converted $44,200 of its note into 31,994,477 shares of common stock at an average conversion price of $0.0014 per share.

During the second quarter, Third Party Financier converted $49,010 of its note into 91,000,000 shares of common stock at an average valuation of $0.000529 per share.

During the six months ended June 30, 2014, GV Global Communications, Inc converted 7,770 of its Series C Preferred Stocks into 64,551,667 common shares.

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

During the six months ended June 30, 2014, GV Global Communications, Inc converted 7,770 of its Series C Preferred Stocks into 64,551,667 common shares.  As of June 30, 2014, GV still holds 700 Series C Preferred Shares.

The following table shows how the conversions were accounted for within the Series C and Common Stock Additional Paid in Capital accounts:

	Series C				Series C
	Convertible Preferred				Convertible Preferred
	Stock		Common Stock		Stock	Common Stock
					Additional Paid	Additional Paid
	Shares	Amount	Shares	Amount	In Capital	In Capital

Balances at December 31, 2013	8,470	$-	247,303,586	$2,473	$188,322	$2,050,621

Conversion of Series C Preferred Stock to Common Stock	(7,770)		64,551,667	646	(172,758)	172,112
Conversion of note payable to common stock			122,994,477	1,230		91,980

Balances at June 30, 2014	700	$-	434,849,730	$4,349	$15,564	$2,314,713

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

Effective January 2, 2012, Erik Klinger was appointed by the Company to serve as the Chief Financial Officer, on a part-time basis, and a Director of the Company. Mr. Klinger earned fees of $24,000 and $49,200, in the six months ended June 30, 2014 and the fiscal year ended December 31, 2013, respectively.

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

The Company’s sole director and officer does not own any stock in the Company.

During the six months ended June 30, 2014, the Company paid no rent for the use of headquarters in El Segundo, California, though it did pay minimal fees for office expenses.

12.       Contingencies

Legal Proceedings

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business.  There is currently no litigation that management believes will have a material impact on the financial position of the Company.

13.      Per Share Information

Loss per share

Basic loss per share of common stock is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding.  Diluted loss per share of common stock (“Diluted EPS”) is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents and convertible securities then outstanding.  At June 30, 2014 and 2013, there were 650,256,321 and 238,638,820 of potentially dilutive common stock equivalents outstanding, respectively. The potentially dilutive common stock equivalents at June 30, 2014 arise from (i) the issuance on December 7, 2011 of 45,000 Series B Preferred Shares which are convertible into 15,000,000 common shares, (ii) the issuance of the Rasel note which is convertible into 255,893,103 shares, (iii) the issuance of 10,000 Series C Preferred Shares having a stated value of $100 per share, of which 700 shares remain unconverted, which remaining unconverted shares are convertible into 25,666,667 common shares, given recent market prices, and notwithstanding a restriction against owning more than 4.99% of the Company’s stock, and (iv) the issuance of a $500,000 convertible note payable to Vulcan netted against the note receivable from Vulcan, which is convertible into 154,000,000 shares, given recent market prices, and notwithstanding a restriction against owning more than 4.99% of the Company’s stock, (iv) the issuance of a note to a third party Financier, which based on a theoretical conversion at June 30, 2014 would have converted into 112,517,241 shares of common stock, and (v) the issuance of a note payable to a Third Party, of which the remaining balance at June 30, 2014 is $25,282, which at current market prices converts into 87,179,310 shares.  The potentially dilutive common stock equivalents at June 30, 2013 arise from (i) the issuance on December 7, 2011 of 45,000 Series B Preferred Shares which are convertible into 15 million shares, (ii) the issuance of the Rasel note which is convertible into 238,820 shares, (iii) the issuance of 10,000 Series C Preferred Shares having a stated value of $100 per share which are convertible into 40,000,000 common shares, given recent market prices, and notwithstanding a restriction against owning more than 4.99% of the Company’s stock, and (iv) the issuance of a $500,000 convertible note payable to Vulcan, which is convertible into 183,400,000 shares, given recent market prices, and notwithstanding a restriction against owning more than 4.99% of the Company’s stock.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on the net loss per common share.

12.      Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition of disclosure as follows:

In July and August 2014, Third Party converted $8,584 into 83,000,000 common shares at an average valuation of $0.0001 per share.

In July 2014, GV received 21,021,900 common shares as an adjustment to prior conversions of preferred stock into common stock.

On or about July 21, 2014 the Company filed Information statement Pursuant to Section 14 (c) of the Securities Exchange Act of 1934 for the following purposes:

•
The amendment (the “Amendment”) to the Company’s Articles of Incorporation, as amended (the “Articles of Incorporation”) to increase the Company’s authorized Common Stock from 400,000,000 shares to 2,000,000,000 shares, par value $0.0001

•	The amendment Articles of Incorporation to effect up to a one-for-ten thousand (1-10,000) reverse stock split of the Company’s Common Stock (the “Reverse Split”)

On May 1, 2014, the Company stock was moved from OTCQB to OTC Pink Sheets due to the new OTCQB $.01 closing bid price requirement. From May1, 2014 to July 18, 2014, the Company stock traded both on OTCBB and on OTC Pink Sheets. On July 18, 2012, the last broker quoting the Company stock on the OTCBB had removed their quote, resulting in the company no longer trading on OTCBB from that date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three and six months ended June 30, 2014. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2013 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

This section of the report should be read together with Notes of the Company unaudited consolidated financials. The unaudited consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 are compared in the sections below:

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

Results of Operations:

Three months ended June 30, 2014 and 2013

A comparison of the consolidated statements of operations for the three months ended June 30, 2014 and 2013 is as follows:

Revenues:
The following table summarizes our revenues for the three months ended June 30, 2014 and 2013:

Three months ended June 30,	2014	2013
Total revenues	$30,000	$40,000

The Company was able to leverage its consulting expertise in the area of foreign exchange in the second quarter of 2014. This revenue was generated by one customer.

Operating expenses:
The following table summarizes our operating expenses for the three months ended June 30, 2014 and 2013:

Three months ended June 30,	2014	2013
Total operating expenses	$47,974	$176,433

The Company downsized its operations during the second quarter of 2014, compared to the same period in 2013, resulting in a significant reduction in operating expenses.

Other income (expenses):
The following table summarizes our other income (expenses) for the three months ended June 30, 2014 and 2013:

Three months ended June 30,	2014	2013
Interest income	$18,000	$10,893
Interest expense	(24,124)	(9,322)
Net other income/expense	(6,124)	1,571

During the second quarter, the Company began accounting for the Vulcan note payable at the default rate of interest which is 10%. The Company began accounting for the Vulcan note receivable at the default rate of 14%, thereby increasing both interest income and interest expense payable, but interest expense increased more due to the difference in face values of the notes.

Six months ended June 30, 2014 and 2013

A comparison of the consolidated statements of operations for the six months ended June 30, 2014 and 2013 is as follows:

Revenues:
The following table summarizes our revenues for the six months ended June 30, 2014 and 2013:

Six months ended June 30,	2014	2013
Total revenues	$60,000	$70,000

The Company was able to leverage its consulting expertise in the area of foreign exchange in the second quarter of 2014. This revenue was generated by one customer.

Operating expenses:
The following table summarizes our operating expenses for the six months ended June 30, 2014 and 2013:

Six months ended June 30,	2014	2013
Total operating expenses	$89,672	$269,636

The Company downsized its operations during the second quarter of 2014, compared to the same period in 2013, resulting in a significant reduction in operating expenses.

Other income (expenses):
The following table summarizes our other income (expenses) for the six months ended June 30, 2014 and 2013:

Six months ended June 30,	2014	2013
Interest income	$28,000	$20,893
Interest expense	(32,112)	(18,172)
Net other income/expense	(4,112)	2,721

During the second quarter, the Company began accounting for the Vulcan note payable at the default rate of interest which is 10%. The Company began accounting for the Vulcan note receivable at the default rate of 14%, thereby increasing both interest income and interest expense payable, but interest expense increased more due to the difference in face values of the notes.

Liquidity and Capital Resources

Our cash and cash equivalents were $13,899 and $40 for the periods ended June 30, 2014 and June 30, 2013, respectively, an increase of $13,859.

Cash provided by (used by) operating activities for the six months ended June 30, 2014 and 2013 was $1,031 and $(26,944), respectively. The company had a smaller loss in the first half of fiscal 2014, compared to the prior period, and the working capital position also improved in the current first half compared to the first half last year, with an increase in payables for the  six months ended June 30, 2014 of $31,241. In the prior period, the Company amortized a non-cash debt discount of $50,000; in the current period, that debt discount has been fully amortized. In the prior period, the Company also wrote off $98,248 of bad debt expense.

Cash used by investing activities for the six months ended June 30, 2014 and 2013 was $0 and $0, respectively.

Cash provided by (used by) financing activities for the six months ended June 30, 2014 and 2013 was $12,868 and $26,366, respectively.  During the six months ended June 30, 2014, the Company reduced its note payable to Glendon by the amount of revenue earned during the first half of the year, and issued a new note to Financier and an additional note to another Financier during the second quarter. During the same six month period of 2013, the Company borrowed more under a note payable.

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

Debt Financing Arrangements

a) Convertible Notes Payable

On October 6, 2009, the Company signed a note payable for $25,000 to Rasel Ltd due on October 6, 2010, bearing interest at 4% per annum.  The proceeds were used to pay for half of existing accounts payable for legal fees incurred at the Company’s inception.  On October 20, 2009, the Company signed a note payable for $50,000 payable to Rasel due on October 20, 2010, bearing interest at 4% per annum (collectively, the “Rasel Note”).  These proceeds were used to pay for startup costs, audit fees and future expenses.  On January 22, 2010, the Company signed a note payable for $50,000 payable to Rasel due on October 30, 2011, bearing interest at 4% per annum.  These proceeds were used for working capital and expenditures.  On January 22, 2010, the Company signed an amendment to extend the maturity date of the promissory notes in the amount of $25,000 and $50,000 dated October 6, 2009 and October 20, 2009, respectively, to October 30, 2011.  On March 2, 2011, the Company and Rasel agreed to extend the maturity of all notes to December 31, 2012, in consideration of adding a conversion feature to the notes with either a 5% discount to the market price or a fixed price of $0.60.  The extension of maturity was effective as of December 30, 2010.

The balance of the notes as of June 30, 2014 and December 31, 2013, was $74,209 and $145,847, respectively, which includes accrued interest in the amounts of $22,097 and $20,847 at December 31, 2013 and 2012, respectively.  The note is currently in default since the beginning of 2013; and the Company will attempt to reach an amicable settlement with the counterparty.

b) Note Payable

On December 31, 2012, the Company converted a payable in the amount of $155,242 to a note payable.  The note bears annual interest at 10%, and was to mature on December 31, 2012. The Company has negotiated an extension to the maturity date until December 31, 2013. The note is currently in default; the Company will attempt to reach an amicable settlement with the counterparty.

The balance at June 30, 2014 and December 31, 2013, including accrued interest, is $80,412 and $97,552, respectively. The note was reduced for revenue received during the quarter from the Note holder.

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

Financer has agreed to restrict its ability to convert the July 2013 Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock.   The total net proceeds the Company received from this offering was $42,500, less $2,500 in attorney’s fees.  As of the date of the July 2013 Note, the Company is obligated on the Note issued to Financer in connection with the offering.  The July 2013 Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company.

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

In April 2014, Financier converted the entire remaining note balance, and released the company from its debt, which is a zero balance. On or about June 3, 2014, the Company issued another note to the Financier payable for $32,500 (“June 2014 Note”), of which $2,500 was for legal fees associated with the transaction. The terms of the new note were similar to the terms described above, with a maturity of March 5, 2015.

The June 2014 Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on March 5, 2015.  The June 2014 Note is convertible into common stock, at Financer’s option, at the greater of a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion or $0.00001.  In the event the Company prepays the June 2014 Note in full, the Company is required to pay to Financer an amount in cash equal to all principal, interest and any other amounts owing multiplied by (i) 112% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 121% if prepaid 31 days following the closing through 60 days following the closing and (iii) 126% if prepaid 61 days following the closing through 90 days following the closing and (iv) 131% if prepaid 91 days following the closing through 120 days following the closing and (v) 136% if prepaid 121 days following the closing through 150 days following the closing and (vi) 141% if prepaid 151 days following the closing through 180 days following the closing.  After the expiration of 180 days following the date of the Note, the Company has no right of prepayment

Financer has agreed to restrict its ability to convert the June 2014 Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock.   The total net proceeds the Company received from this offering were $32,500, less $2,500 in attorney’s fees pursuant to the terms of this convertible agreement.  As of the date of the June 2014 Note, the Company is obligated on the Note issued to Financer in connection with the offering.  The June 2014 Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company.

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

d) Third Party Note Payable

On May 13, 2014, the Company entered into an agreement with a third party financing source ("Financier 2"), for the issuance of an 8% convertible note in the principal amount of $147,625 (the "May 2014 Note").  In conjunction with the issuance of the May 2014 Note, an existing note holder (Rasel, owner of the Rasel Notes) agreed to have the proceeds of the May 2014 Note used to offset the amounts owed to them as evidenced by the Assignment of Convertible Debenture agreement dated May 12, 2014, between the holders of the Rasel Notes and Financier 2.  The Assignment of Convertible Debenture agreement calls for the Financier 2 to make two payments of $73,812.50 each to the existing note holder (Rasel Notes).  On May 13, 2014, the Financier 2 made the first payment to the existing note holder (Rasel Notes), however, Financier 2 defaulted on their obligation to make the second payment per the Assignment of Convertible Debenture agreement.  As a result, Forex and Financier 2 have mutually agreed to release Financier 2 from its’ obligation for the second payment, and the other half of the note in the amount of $73,812.50 reverted back to Rasel.

The May 2014 Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on September 1, 2014. The May 2104 Note is convertible into common stock, at Financer 2’s option, at the greater of a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion or $0.0001.

Financer 2 has agreed to restrict its ability to convert the May 2014 Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.   As of the date of the May 2014 Note, the Company is obligated on the Note issued to Financer 2 in connection with the offering.  The May 2014 Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company.

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

e) Convertible Note Payable

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

As of December 31, 2013, the entire debt discount has been amortized in the accompanying financial statements, and $20,000 of interest expense was accrued during the year ended December 31, 2013. Another $25,000 of interest expense was accrued in the six months ended June 30, 2014. The Company is negotiating an offset of the Forex Note against the note receivable from Vulcan as final satisfaction, and will recognize a gain or loss on its financial statements at that time.  As of June 30, 2014, the Company has not reached an agreement with Vulcan for offsetting of the notes, and the Vulcan Note is currently in default.

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

Share-Based Compensation

The Company calculates stock-based compensation expense including compensation expense for all share-based payment awards made to employees and directors including employee stock options, stock appreciation rights and restricted stock awards based on their estimated grant date fair values.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense on a straight-line basis over any required service period.  No such expenses were recognized for the three months or for the six months ended June 30, 2014 and 2013.

Loss Per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted loss per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or could otherwise cause the issuance of common stock, such as options, convertible notes and convertible preferred stock, were exercised or converted into common stock or could otherwise cause the issuance of common stock that then shared in loss. Such potential additional common shares are included in the computation of diluted earnings per share.  Diluted loss per share has not been computed for the three months ended June 30, 2014 and 2013 because any potential additional common shares would reduce the reported loss per share and therefore have an antidilutive effect.

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

In April 2014, Financier converted the entire remaining note balance, and released the company from its debt which is a zero balance. On or about June 3, 2014, the Financier created another note payable for $32,500 (“June 2014 Note”), of which $2,500 went to a law firm that provided services in connection with the transaction. The terms of the new note were similar to the terms described above, with a maturity of March 5, 2015.

The June 2014 Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on March 5, 2015.  The June 2014 Note is convertible into common stock, at Financer’s option, at the greater of a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion or $0.00001.  In the event the Company prepays the June 2014 Note in full, the Company is required to pay to Financer an amount in cash equal to all principal, interest and any other amounts owing multiplied by (i) 112% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 121% if prepaid 31 days following the closing through 60 days following the closing and (iii) 126% if prepaid 61 days following the closing through 90 days following the closing and (iv) 131% if prepaid 91 days following the closing through 120 days following the closing and (v) 136% if prepaid 121 days following the closing through 150 days following the closing and (vi) 141% if prepaid 151 days following the closing through 180 days following the closing.  After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

Financer has agreed to restrict its ability to convert the June 2014 Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.   The total net proceeds the Company received from this offering were $32,500, less $2,500 in attorney’s fees pursuant to the terms of this convertible agreement.  As of the date of the June 2014 Note, the Company is obligated on the Note issued to Financer in connection with the offering.  The June 2014 Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company.

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

In the second quarter, GV converted 5,970 of Series C Preferred Shares into 54,651,667 common shares. As of June 30, 2014, GV still holds 700 Series C Preferred Shares.

The following table shows how the conversions were accounted for within the Series C and Common Stock Additional Paid in Capital accounts:

	Series C				Series C
	Convertible Preferred				Convertible Preferred
	Stock		Common Stock		Stock	Common Stock
					Additional Paid	Additional Paid
	Shares	Amount	Shares	Amount	In Capital	In Capital

Balances at December 31, 2013	8,470	$-	247,303,586	$2,473	$188,322	$2,050,621

Conversion of Series C Preferred Stock to Common Stock	(7,770)		64,551,667	646	(172,758)	172,112
Conversion of note payable to common stock			122,994,477	1,230		91,980

Balances at June 30, 2014	700	$-	434,849,730	$4,349	$15,564	$2,314,713

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

FOREX INTERNATIONAL TRADING CORP. (Registrant)

Date: August 14, 2014	By:	/s/ Erik Klinger
Erik Klinger
Chief Executive Officer
and Sole Director (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Erik Klinger	Erik Klinger	CEO and Sole Director	August 15, 2014
(Principal Executive, Financial and Accounting Officer)