Form 10-Q
period 2014-09-30
Forex International Trading Corp.
filed 2014-11-18
CIK 1471781

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commissions file number: 000-54530

FOREX INTERNATIONAL TRADING CORP.

(Exact name of registrant as specified in its charter)

Nevada	27-0603137
State or other jurisdiction of	I.R.S. Employer Identification Number
incorporation or organization

c/o Fleming PLLC, 49 Front Street, Rockville Centre NY 11570

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

Large accelerated filer ☐	Accelerated filer ☐

Non accelerated filer ☐  (Do not check if a smaller reporting company)  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.00001 par value	155,374 Common Shares
(Class)	(Outstanding at November 18, 2014)

FOREX INTERNATIONAL TRADING CORP.

PART I.	Financial Information

Item 1.	Financial Statements

FOREX INTERNATIONAL TRADING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(UNAUDITED)	(AUDITED)
ASSETS

Current assets:
Cash and cash equivalents	$24	$-
Note and short-term receivables and prepaid expenses, including accrued interest	482,000	440,000
Total current assets	482,024	440,000

Property and equipment, net	3,730	5,034

Other assets	600,000	600,000

Total assets	$1,085,754	$1,045,034

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$167,876	$123,797
Bank overdraft	-	17
Derivative liability	10,000	-
Notes payable and accrued interest	821,861	807,324
Total current liabilities	999,737	931,138

Total liabilities	999,737	931,138

Contingencies

Stockholders' equity:

Series B Preferred stock, $0.00001 par value, 20,000,000 shares authorized;
45,000 shares issued as of September 30, 2014 and December 31, 2013, respectively	-	-

Series C Preferred stock, $0.00001 par value, 10,000 shares authorized;
10,000 shares issued as of September 30, 2014 and December 31, 2013, respectively	-	-
Common stock - $0.00001 par value, 2,000,000,000 shares authorized; 155,374 and 49,461 shares outstanding as of September 30, 2014 and December 31, 2013, respectively	7,769	2,473
Treasury stock, at cost; 8 shares as of September 30, 2014 and December 31, 2013, respectively	(11,059)	(11,059)
Additional paid-in capital	2,443,025	2,238,943
Accumulated deficit	(2,353,718)	(2,116,461)

Total stockholders' equity	86,017	113,896

Total liabilities and stockholders' equity	$1,085,754	$1,045,034

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FOREX INTERNATIONAL TRADING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Revenues:
Income from consulting services	$30,000	$30,000	$90,000	$100,000
Total revenues	30,000	30,000	90,000	100,000

Operating expenses:
Commitment and consulting expense	189,000	-	189,000	-
General and administrative expenses	35,342	66,639	125,014	336,275
Total Operating expenses:	224,342	66,639	314,014	336,275

Loss from operations	(194,342)	(36,639)	(224,014)	(236,275)

Other income (expenses):
Interest income	14,000	10,000	42,000	30,893
Interest expense	(15,788)	(13,373)	(47,900)	(31,545)
Amortizaton of debt discount	(3,657)	-	(3,657)	-
Change in fair value of embedded derivative liability	(3,686)	-	(3,686)	-
Total other income (expenses)	(9,131)	(3,373)	(13,243)	(652)

Loss before income taxes	(203,473)	(40,012)	(237,257)	(236,927)

Income tax expense	-	-	-	-

Net loss	$(203,473)	$(40,012)	$(237,257)	$(236,927)

Net loss per share:
Basic and diluted	$(2.00)	$(5.47)	$(2.30)	$(32.41)

Weighted average number of common shares outstanding:
Basic and diluted, post-split	101,780	7,310	103,131	7,310

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

FOREX INTERNATIONAL TRADING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30, 2014	September 30, 2013

Cash Flows From Operating Activities:
Net loss	$(237,257)	$(236,927)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	1,304	2,920
Debt offering costs	-	2,500
Amortization of debt discount	3,657	75,000
Stock issued for services	99,000	-
Bad debt expense	-	98,248
Change in fair value of derivative liability	3,686	-
Changes in assets and liabilities:
Accounts receivable and prepaid expenses	-	10,845
Accrued interest on notes receivable	(42,000)	(30,893)
Accounts payable and accrued expenses	44,079	11,506
Accrued interest on notes payable	45,133	31,544

Net cash provided by (used in) operating activities	(82,398)	(35,257)

Cash flows from investing activities:
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Cash inflow from "changes in bank overdraft"	(17)	-
Additional borrowing under a note, net	122,500	40,364
Repayment of note payable, net	(40,061)	-

Net cash provided by financing activities	82,422	40,364

Net increase (decrease) in cash and cash equivalents	24	5,107

Cash and cash equivalents, beginning of year	-	618

Cash and cash equivalents, end of year	$24	$5,725

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the quarter for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH ACTIVITIES:
Debt discount recorded on convertible and unsecured debt accounted for as a derivative liability	$6,314	$-
Shares issued in conversion of convertible debt and accrued interest	$110,378	$-

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

FOREX INTERNATIONAL TRADING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

Organization and Nature of Business

Forex International Trading Corp. (the “Company”) was incorporated on July 22, 2009, under the laws of the State of Nevada and is headquartered in Rockville Centre NY.. On September 9, 2009, the Company filed Form S-1 Registration Statement to provide for the registration of securities under the Securities Act of 1933. The Company’s principal business activities have been to engage in foreign currency market trading for non-US resident professionals and retail clients over its web-based trading systems. While these trading operations have been closed, the Company continues to operate in the consulting segment of the foreign currency market, leveraging its contacts and knowledge, and its consulting expertise in the area of foreign exchange. In addition, the Company is analyzing investments in joint ventures and is selectively pursuing acquisitions.

Effective April 4, 2014, the Company filed with the State of Nevada a Certificate of Amendment to Articles of Incorporation changing the Company’s number of authorized shares to 600,000,000.

On May 1, 2014, the Company stock was moved from OTCQB to OTC Pink Sheets due to the new OTCQB $.01 closing bid price requirement. From May1, 2014 to July 18, 2014, the Company stock traded both on OTCBB and on OTC Pink Sheets. On July 18, 2014, the last broker quoting the Company stock on the OTCBB had removed their quote, resulting in the company no longer trading on OTCBB from that date.

On August 13, 2014, the Company filed a definitive Information Statement Pursuant to Section 14 (c) of the Securities Exchange Act of 1934 for the following purposes:

•	The amendment (the “Amendment”) to the Company’s Articles of Incorporation, as amended (the “Articles of Incorporation”) to increase the Company’s authorized Common Stock from 400,000,000 shares to 2,000,000,000 shares, par value $0.00001
•	The amendment Articles of Incorporation to effect up to a one-for-ten thousand (1-10,000) reverse stock split of the Company’s Common Stock (the “Reverse Split”)

On or about September 10, 2014, the Company filed an amended Certificate of Incorporation with the Secretary of State of Nevada to increase the authorized shares to 2,000,000,000 shares. On or about October 3, 2014, the Company implemented a 5,000-1 reverse split, with no fractional shares allowed.

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

As required by U.S. GAAP for long-lived assets, the Company evaluates the fair value of its property and equipment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Any impairment of value is recognized when the carrying amount of the asset exceeds its fair value. There were no impairment losses for the three months or for the nine months ended September 30, 2014 and 2013.

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

Treasury Stock

Treasury stock is recorded at cost. The re-issuance of treasury shares is accounted for on a first in, first-out basis and any difference between the cost of treasury shares and the re-issuance proceeds are charged or credited to additional paid-in capital. During 2011, the Company bought back 38,000 (8 post-split shares) of its own shares.

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

U.S. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur. Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that would likely be sustained under examination. The Company had no uncertain tax positions as of September 30, 2014. The Company filed its 2013 tax returns.

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

During the nine months ended September 30, 2014, 100% of the Company’s revenue was related to consulting services provided to one company.

Share-Based Compensation

In December 2004, the FASB issued FASB Accounting Standards Codification No. 718, Compensation – Stock Compensation. Under FASB Accounting Standards Codification No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively. No such expenses were recognized for the fiscal quarter ended September 30, 2014.

Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model.

Earnings (Loss) Per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. Because of the Company’s net losses, the effects of stock options, convertible notes, and convertible preferred stock would be anti-dilutive and accordingly, is excluded from the computation of earnings per share. Diluted loss per share has not been computed for the three and nine months ended September 30, 2014 and 2013 because any potential additional common shares would reduce the reported loss per share and therefore have an antidilutive effect.

The number of such shares excluded from the computations of diluted loss per share totaled 15,887,639 shares and 249,523,503 shares issuable upon the conversion of convertible debt, for the nine months ended September 31, 2014 and 2013, respectively.

3. Liquidity and Going Concern

As reflected in the accompanying financial statements, the Company has generated revenues in the nine months ended September 30, 2014, but has had recurring losses from operations since inception, and has a negative working capital as of September 30, 2014. As of September 30, 2014, the Company has an accumulated deficit of $2,353,718.  As the Company continues to incur losses, transition to profitability is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings. Based on the Company’s operating plan, existing working capital at September 30, 2014 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2014 without additional sources of cash. This raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

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

5. Notes and Short-term Receivables

At September 30, 2014 and December 31, 2013, the only note receivable was from Vulcan, which had a balance of $482,000 at September 30, 2014 which includes accrued interest of $82,000.

6. Property and Equipment, Net

Property and equipment consisted of the following as of September 30, 2014 and December 31, 2013:

	Estimated
	Useful
	Lives	2014	2013
Computers and equipment	3 years	$12,539	$12,539
Furniture	7 years	9,431	9,431
		21,970	21,970
Less accumulated depreciation		18,240	16,936
		$3,730	$5,034

Depreciation expense was $1,304 and $3,383 for the nine months ended September 30, 2014, and for the fiscal year ended December 31, 2013, respectively.

7. Other Assets

License agreement

On January 2, 2014, and effective December 31, 2013, the Company and Micrologic Design Automation, Inc. ("MDA") signed a letter agreement whereby MDA provided for a perpetual, royalty free, exclusive license of the Licensed Technology, as defined in the Evaluation License Agreement dated September 1, 2013. In connection with this agreement, the Company agreed to issue 200,000,000 shares (40,000 post-split) of common stock having a value of $600,000 based upon recent market value ($0.003 per share) (See Note 10).

8. Notes Payable

At September 30, 2014 and December 31, 2013, notes payable and accrued interest consisted of:

	September 30, 2014	December 31, 2013
Notes payable and accrued interest - Rasel	$74,969	$145,847	a.
Note payable and accrued interest - Glendon	61,120	97,552	b.
Note payable and accrued interest - Third Party Financier 1	33,294	43,925	c.
Note payable and accrued interest - Third Party Financier 2	7,635		d.
Note payable and accrued interest - Blackbridge (net of debt discount of $2,657)	87,343		e.
Note payable and accrued interest - Vulcan (net of debt discount of $0 and $100,000 as of September 30, 2014 and December 31, 2013, respectively)	557,500	520,000	f.

	$821,861	$807,324

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

The balance of the notes as of September 30, 2014 and December 31, 2013, was $74,969 and $145,847. About 50% of the note balance at December 31, 2013 ($73,812.50) was paid off in 2014 by Financier 2. The remainder of the note is currently in default since the beginning of 2013; and the Company will attempt to reach an amicable settlement with the counterparty. The Company has accrued $2,935 of interest expense in 2014.

b) Note Payable

On December 31, 2012, the Company converted a payable in the amount of $155,242 to a note payable. The note bears annual interest at 10%, and was to mature on December 31, 2012. The Company has negotiated an extension to the maturity date until December 31, 2013. The note is currently in default; the Company will attempt to reach an amicable settlement with the counterparty.

The balance at September 30, 2014 and December 31, 2013, including accrued interest, is $61,120 and $97,552, respectively. The note was reduced for revenue received during the nine months ended September 30, 2014 from the Note holder.

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

In April 2014, Financier converted the entire remaining note balance, and released the company from its debt, which is a zero balance. On or about September 3, 2014, the Company issued another note to the Financier payable for $32,500 (“September 2014 Note”), of which $2,500 was for legal fees associated with the transaction. The terms of the new note were similar to the terms described above, with a maturity of March 5, 2015.

The September 2014 Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on March 5, 2015.  The September 2014 Note is convertible into common stock, at Financer’s option, at the greater of a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion or $0.00001.  In the event the Company prepays the September 2014 Note in full, the Company is required to pay to Financer an amount in cash equal to all principal, interest and any other amounts owing multiplied by (i) 112% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 121% if prepaid 31 days following the closing through 60 days following the closing and (iii) 126% if prepaid 61 days following the closing through 90 days following the closing and (iv) 131% if prepaid 91 days following the closing through 120 days following the closing and (v) 136% if prepaid 121 days following the closing through 150 days following the closing and (vi) 141% if prepaid 151 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

Financer has agreed to restrict its ability to convert the September 2014 Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.   The total net proceeds the Company received from this offering were $32,500, less $2,500 in attorney’s fees pursuant to the terms of this convertible agreement. As of the date of the September 2014 Note, the Company is obligated on the Note issued to Financer in connection with the offering. The September 2014 Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company.

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

In 2014, the Company has accrued $1,069 of interest on the September 2014 Note. The Company anticipates that Financier 1 will convert the September 2014 Note, as it converted the July 2013 Note. During the nine months ended September 30, 2014, Financier 1 converted $44,200 of the July 2013 Note into 31,994,477 shares of common stock (6,399 shares post-split) at an average conversion price of $0.0014 per share ($7.00 on a post-split basis).

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

During the nine months ended September 30, 2014, Financier converted 322,000,000 shares (64,400 shares on a post-split basis) at an average valuation of approximately $0.00021 per share ($1.05 on a post-split basis). There is currently a balance on the note of approximately $7,635.

e) Convertible note payable to Blackbridge

On June 16, 2014, the Company entered into a set of agreements (collectively, the “Blackbridge Agreement”) with Blackbridge, a financial services firm. The Company and Blackbridge were discussing an equity line of credit, and the Company agreed to pay Blackbridge a commitment fee of 90,000,000 shares (18,000 shares post-split), and also issued a convertible note for $90,000 having a 5% interest rate that matures on December 16, 2014. The note can be converted after the maturity date. The conversion price is 90% multiplied by the market price, which is defined in the agreement as the lowest of the daily trading price for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date.

The` Company computed the fair value of the conversion feature at the commitment date, based on the following management assumptions:

Expected dividends	0%
Expected volatility	15848%
Expected term: conversion feature	183 days
Risk free interest rate	0.11%

The fair value of the embedded conversion option on the commitment date was $6,314. The Company recorded a related debt discount of $6,314, which is amortized over the life of the debt. For the nine months ended September 30, 2014, the Company amortized $3,657 of debt discount.

At September 30, 2014, the Company remeasured the derivative liability and recorded a fair value of $10,000. As a result of the remeasurement, the Company recorded a change in fair value associated with this derivative liability as an expense totaling $3,686 for the nine months ended September 30, 2014. The following management assumptions were considered:

Exercise price	$0..45
Expected dividends	0%
Expected volatility	11582%
Risk fee interest rate	0.11%
Expected life in days	77

The Company does not believe that the debt is valid, but has accrued the notes on its financial statements to be conservative. The reason that it does not believe the Blackbridge Agreement to be valid is that the parties agreed at the time that the Blackbridge Agreement was signed that it would take 90-120 days to file an S-1 to register the shares needed for the equity line of credit and that such commitment fee would not be payable until such time. The Blackbridge Agreement states, however, that the Company has only 60 days from the date that the Agreement was signed to file an S-1 to register the shares, which the parties agreed was an impossible requirement to meet. The failure to meet that requirement was an event of default in the Blackbridge Agreement, and the counterparty, which could terminate the Blackbridge Agreement at its sole discretion, did not grant a waiver of this clause, despite knowing that that requirement was unrealistic, particularly given the Company’s thin cash position. The inability to register the shares within the required timeframe guaranteed the default of the Company under the Blackbridge Agreement from the outset. As such, the Company believes that said Agreement is null and void, because it lacked the capacity to perform under the Blackbridge Agreement.

If the Company does not satisfy Blackbridge, the counterparty may litigate against the Company. There is the potential, though not the likelihood, of litigation in this dispute.

f) Convertible Note Payable

On January 7, 2013, effective December 31, 2012, the Company, JV and Vulcan entered an agreement pursuant to which the JV Agreement was terminated, the Company issued to Vulcan a 4% convertible promissory note in the principal amount of $500,000 (the "Forex Note") and Vulcan issued to the Company a 10% Secured and Collateralized Promissory Note in the principal amount of $400,000. The Company recognized a debt discount in the amount of $100,000 for the difference in the face value of the note issued and the note received from the same party. The face value of the note payable is shown net of the debt discount. This debt discount will be amortized over the one-year life of the note. The note has a maturity date of December 31, 2013, and can be extended by the Company for an additional one year at which point the 4% interest rate will increase to 10% per annum. The Forex Note may be prepaid without penalty. The Forex Note conversion price is the Variable Conversion Price, which is defined as 50% multiplied by the average of the lowest three trading prices of the Company's common stock on the OTCBB during the 10-day trading period ending on the latest complete day of trading on the OTCBB prior to the date of conversion. The Variable Conversion Price cannot be less than $0.002 ($10,00 on a post-split basis). At no time will Vulcan convert any amount of the Forex Note into common stock that would result in Vulcan owning more than 4.99% of the common stock outstanding of the Company.

As of December 31, 2013, the entire debt discount has been amortized in the accompanying financial statements, and $20,000 of interest expense was accrued during the year ended December 31, 2013. Another $37,500 of interest expense was accrued in the nine months ended September 30, 2014. The Company is negotiating an offset of the Forex Note against the note receivable from Vulcan as final satisfaction, and will recognize a gain or loss on its financial statements at that time.

10. Stockholders’ Equity

Authorized Shares

Effective April 4, 2014, the Company filed with the State of Nevada a Certificate of Amendment to Articles of Incorporation changing the Company’s number of authorized shares to 600,000,000. On or about September 10, 2014, the Company filed with the State of Nevada a Certificate of Amendment to Articles of Incorporation changing the Company’s number of authorized shares to 2,000,000,000. On or about October 3, 2014, the Company received implemented a 5,000-1 reverse split, with no fractional shares allowed.

The Company has 2,000,000,000 authorized shares of its $0.00001 par value common stock and 20,000,000 shares of its $0.00001 par value Preferred Stock Series B as of September 30, 2014. On September 26, 2012, the Company authorized 10,000 Preferred Stock Series C shares, par value $0.00001.

Common Shares:

On September 2, 2013, effective September 1, 2013, the Company entered into an Evaluation License Agreement (the "ELA") with Micrologic Design Automation, Inc. ("MDA"), pursuant to which MDA temporarily licensed to the Company, on a non-exclusive and royalty-free basis, certain technology and related materials for any purpose related to evaluating NanoDRC, NanoRV and NanoLVS technology (the “Technology”).  On January 2, 2014, and effective December 31, 2013, the Company and MDA signed a letter agreement whereby MDA provided for a perpetual, royalty free, exclusive license of the Licensed Technology, as defined in the Evaluation License Agreement dated September 1, 2013, in exchange for 200 million shares (40,000 shares post-split) of common stock (the “Shares”) of the Company.  MDA is not permitted to sell, assign, hypothecate or transfer the Shares in any way prior to the Company generating at minimum $50,000 in revenue through the use of the Technology (the “Revenue Target”).  A stop transfer legend shall be affixed to the certificate representing the Shares.  If the Revenue Target is achieved, then such stop transfer legend shall be removed.  The shares of common stock were issued under Section 4(2) of the Securities Act of 1933, as amended. (See Note 7)

During the nine months ended September 30, 2014, Financier 1 converted $44,200 of its July 2013 Note into 31,994,477 shares of common stock (6,399 shares post-split) at an average conversion price of $0.0014 per share.

During the nine months ended September 30, 2014, Financier 2 converted $66,178 of its note into 322,000,000 shares of common stock (64,400 shares post-split) at an average conversion price of $0.00021 per share.

During the nine months ended September 30, 2014, GV Global Communications, Inc converted 7,770 of its Series C Preferred Stock into 64,551,667 common shares (12,910 shares post-split). During the third quarter, the Company received an additional 21,021,900 common shares (4,204 shares post-split) to adjust the shares issued to reflect the amount that both they and the Company believed that they were owed.

Treasury Stock

On April 25, 2011, the Company issued a press release announcing that its Board of Directors approved a share repurchase program. Under the program, the Company is authorized to purchase up to 1,000,000 of its shares of common stock in open market transactions at the discretion of management. All stock repurchases will be subject to the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended and other rules that govern such purchases. As of December 31, 2013 and December 31, 2012, the Company had repurchased 38,000 of its common shares in the open market, which were returned to treasury (8 shares post-split).

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

The Series B Preferred Stock has a stated value of $100 per share and is convertible into the Company’s common stock at a conversion price of $1,500 per share representing 3,000 common shares. Furthermore, the Series B Preferred Stock votes on an as converted basis and carries standard anti-dilution rights. These rights were subsequently removed, except in cases of stock dividends or splits.

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

Each share of Series C Preferred Stock is convertible, at the option of GV, into such number of shares of common stock of the Company as determined by dividing the Stated Value (as defined below) by the Conversion Price (as defined below).  The Conversion Price for each share is equal to a 50% discount to the average of the lowest three lowest closing bid prices of the Company’s common stock during the 10 day trading period prior to the conversion with a minimum conversion price of $0.002 ($10 on a post-split basis).  The stated value is $11.00 per share (the “Stated Value”).  The Series C Preferred Stock has no liquidation preference, does not pay dividends and the holder of Series C Preferred Stock shall be entitled to one vote for each share of common stock that the Series C Preferred Stock shall be convertible into.   GV has contractually agreed to restrict its ability to convert the Series C Preferred Stock and receive shares of the Company's common stock such that the number of shares of the Company's common stock held by it and its affiliates after such conversion does not exceed 4.9% of the then issued and outstanding shares of the Company's common stock.

Effective October 21, 2013, GV notified the Company of its intention to convert 345 of Series C Preferred into 1,897,500 shares of common stock of the Company, representing a conversion price of $0.002 per share ($10 on a post-split basis). The Company instructed its transfer agent to issue the required shares to GV. On November 5, 2013, 2013, GV notified the Company of the additional conversion of 380 of Series C Preferred into 2,090,000 shares of common stock of the Company ($418 on a post-split basis). On November 11, 2013, GV notified the Company of the additional conversion of 380 of Series C Preferred into 2,090,000 (418 post-split) shares of common stock of the Company. On November 26, 2013,GV notified the Company of the additional conversion of 425 of Series C Preferred into 2,337,500 (468 post-split) shares of common stock of the Company.

During the nine months ended September 30, 2014, GV Global Communications, Inc converted 7,770 of its Series C Preferred Stock into 64,551,667 common shares (12,910 shares post-split). During the third quarter of 2014, the Company received 21,021,900 common shares (4,204 shares post-split) to adjust the shares issued to reflect the amount that both they and the Company believed that they were owed.

The following table shows how the conversions were accounted for within the Series C and Common Stock Additional Paid in Capital accounts. This table shows the share amounts before and after the reverse split that took effect on or around October 3, 2014:

	Series C						Series C
	Convertible Preferred						Convertible Preferred
	Stock		Common Stock (pre-split)		Common Stock (post-split)		Stock	Common Stock
							Additional Paid	Additional Paid
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	In Capital

Balances at December 31, 2013	8,470	$-	247,303,586	$2,473	49,461	$2,473	$188,322	$2,050,621

Conversion of Series C Preferred Stock to Common Stock	(7,770)		64,551,667	646	12,910	646	(172,758)	172,112
Adjustment to Series C Preferred Stock			21,021,900	210	4,204	210		(210)
Stock issued for services			90,000,000	900	18,000	900		98,100
Conversion of note payable to common stock			353,994,477	3,540	70,799	3,540		106,838

Balances at September 30, 2014	700	$-	776,871,630	$7,769	155,374	$7,769	$15,564	$2,427,461

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

Effective January 2, 2012, Erik Klinger was appointed by the Company to serve as the Chief Financial Officer, on a part-time basis, and a Director of the Company. Mr. Klinger earned fees of $32,000 and $49,200, in the nine months ended September 30, 2014 and the fiscal year ended December 31, 2013, respectively.

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

During the nine months ended September 30, 2014, the Company paid no rent for the use of prior headquarters in El Segundo, California, though it did pay minimal fees for office expenses.

12. Contingencies

Legal Proceedings

On June 16, 2014, the Company entered into a set of agreements (collectively, the “Blackbridge Agreement”) with Blackbridge, a financial services firm. The Company and Blackbridge were discussing an equity line of credit, and the Company agreed to pay Blackbridge a commitment fee of 90,000,000 shares (18,000 shares post-split), and also issued a convertible note for $90,000 having a 5% interest rate that matures on December 16, 2014. The note can be converted after the maturity date. The conversion price is 90% multiplied by the market price, which is defined in the agreement as the lowest of the daily trading price for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date.

The Company does not believe that the debt is valid, but has accrued the notes on its financial statements to be conservative. The reason that it does not believe the Blackbridge Agreement to be valid is that the parties agreed at the time that the Blackbridge Agreement was signed that it would take 90-120 days to file an S-1 to register the shares needed for the equity line of credit and that such commitment fee would not be payable until such time. The Blackbridge Agreement states, however, that the Company has only 60 days from the date that the Agreement was signed to file an S-1 to register the shares, which the parties agreed was an impossible requirement to meet. The failure to meet that requirement was an event of default in the Blackbridge Agreement, and the counterparty, which could terminate the Blackbridge Agreement at its sole discretion, did not grant a waiver of this clause, despite knowing that that requirement was unrealistic, particularly given the Company’s thin cash position. The inability to register the shares within the required timeframe guaranteed the default of the Company under the Blackbridge Agreement from the outset. As such, the Company believes that said Agreement is null and void, because it lacked the capacity to perform under the Blackbridge Agreement.

If the Company does not satisfy Blackbridge, the counterparty may litigate against the Company. There is the potential, though not the likelihood, of litigation in this dispute.

13. Per Share Information

Loss per share

Basic loss per share of common stock is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding.  Diluted loss per share of common stock (“Diluted EPS”) is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents and convertible securities then outstanding.  At September 30, 2014 and 2013, there were 15,887,639 and 249,523,503 of potentially dilutive common stock equivalents outstanding, respectively. The potentially dilutive common stock equivalents at September 30, 2014 arise from (i) the issuance on December 7, 2011 of 45,000 Series B Preferred Shares which are convertible into 15,000,000 common shares, (ii) the issuance of the Rasel note which is convertible into 258,514 shares, (iii) the issuance of 10,000 Series C Preferred Shares having a stated value of $100 per share, of which 700 shares remain unconverted, which remaining unconverted shares are convertible into 30,800 common shares, given recent market prices, and notwithstanding a restriction against owning more than 4.99% of the Company’s stock, and (iv) the issuance of a $500,000 convertible note payable to Vulcan netted against the note receivable from Vulcan, which is convertible into 151,000 shares, given recent market prices, and notwithstanding a restriction against owning more than 4.99% of the Company’s stock, (iv) the issuance of a note to a third party Financier, which based on a theoretical conversion at September 30, 2014 would have converted into 112,517 shares of common stock, and (v) the issuance of a note payable to a Third Party, of which the remaining balance at September 30, 2014 is $7,635, which at current market prices converts into 114,808 shares, and (vi) the issuance of a convertible note and derivative liability which converts into 220,000 shares. The potentially dilutive common stock equivalents at September 30, 2013 arise from (i) the issuance on December 7, 2011 of 45,000 Series B Preferred Shares which are convertible into 15 million shares, (ii) the issuance of the Rasel note which is convertible into 240,949 shares, (iii) the issuance of 10,000 Series C Preferred Shares having a stated value of $100 per share which are convertible into 40,000,000 common shares, given recent market prices, and notwithstanding a restriction against owning more than 4.99% of the Company’s stock, and (iv) the issuance of a $500,000 convertible note payable to Vulcan, which is convertible into 183,400,000 shares, given recent market prices, and notwithstanding a restriction against owning more than 4.99% of the Company’s stock, and (v) the issuance of a note to a third party Financier, which based on a theoretical conversion at September 30, 2013 would have converted into 10,882,554 shares of common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on the net loss per common share.

14. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition of disclosure as follows:

On or about October 3, 2014, the Company implemented a 5,000-1 reverse split, with no fractional shares allowed.

On or about October 8, 2014, Erik Klinger resigned as CEO and sole director to devote more time to other projects. On the same day, Andrew Cox assumed the position of CEO and sole director.

On or about November 6, 2014, Andrew Cox resigned to pursue other opportunities. Igwekali Reginald Emmanuel was appointed CEO and sole director.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three and nine months ended September 30, 2014. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2013 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

This section of the report should be read together with Notes of the Company unaudited consolidated financials. The unaudited consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 are compared in the sections below:

General Overview

Forex International Trading Corp. (the “Company”) was incorporated on July 22, 2009 under the laws of the State of Nevada and is headquartered in Rockville Centre NY. The Company’s principal business activities have been to engage in foreign currency market trading for non-US resident professionals and retail clients over its web-based trading systems. While these trading operations have been closed, the Company continues to operate in the consulting segment of the foreign currency market, leveraging its contacts and knowledge, and earned revenue in the first nine months of 2014 by leveraging its consulting expertise in the area of foreign exchange. In addition, the Company is analyzing investments in joint ventures and is selectively pursuing acquisitions.

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

Results of Operations:

Three months ended September 30, 2014 and 2013

A comparison of the consolidated statements of operations for the three months ended September 30, 2014 and 2013 is as follows:

Revenues:

The following table summarizes our revenues for the three months ended September 30, 2014 and 2013:

Three months ended September 30,	2014	2013
Total revenues	$30,000	$30,000

The Company was able to leverage its consulting expertise in the area of foreign exchange in the third quarter of 2014. This revenue was generated by one customer. There was no change between the periods.

Operating expenses:

The following table summarizes our operating expenses for the three months ended September 30, 2014 and 2013:

Three months ended September 30,	2014	2013
Total operating expenses	$224,342	$66,639

The increase in operating expenses in the third quarter is due to the commitment fee due to Blackbridge, which is a convertible note. The Company does not consider the debt to be valid, but has expensed on its financials to be conservative. Ignoring that charge for the commitment fee due to Blackbridge, which includes both the market value of 90,000,000 shares and the $90,000 commitment fee, the current period is lower than the prior period.

Other income (expenses):

The following table summarizes our other income (expenses) for the three months ended September 30, 2014 and 2013:

Three months ended September 30,	2014	2013
Interest income	$14,000	$10,000
Interest expense	(15,788)	(13,373)
Amortization of Debt Discount	(3,657)	-
Change in fair value of embedded derivative liability	(3,686)	-
Net other income/expense	(9,131)	(3,373)

During the third quarter, the difference between the interest expense owed and the interest income earned was less than $1,000. In the third period, the company earned roughly the same amount in interest income that it accrued in interest expense. During the second quarter, the Company began accounting for the Vulcan note payable at the default rate of interest which is 10%. The Company began accounting for the Vulcan note receivable at the default rate of 14%, thereby increasing both interest income and interest expense payable, but interest expense increased more due to the difference in face values of the notes. During the second quarter, the Company refinanced (via Financier 2) half of the Vulcan Note, which reduced interest expense in the current quarter. In the third quarter of 2014, the Company recorded additional expenses associated with convertible debt.

Nine months ended September 30, 2014 and 2013

A comparison of the consolidated statements of operations for the nine months ended September 30, 2014 and 2013 is as follows:

Revenues:

The following table summarizes our revenues for the nine months ended September 30, 2014 and 2013:

Nine months ended September 30,	2014	2013
Total revenues	$90,000	$100,000

The Company was able to leverage its consulting expertise in the area of foreign exchange in the third quarter of 2014. This revenue was generated by one customer. There was no significant difference between the periods.

Operating expenses:

The following table summarizes our operating expenses for the nine months ended September 30, 2014 and 2013:

Nine months ended September 30,	2014	2013
Total operating expenses	$314,014	$336,275

The difference between nine-month periods is insignificant. The Company downsized its operations during the third quarter of 2014, compared to the same period in 2013, especially in the area of legal expenses. The increase in operating expenses in the third quarter is due to the commitment fee due to Blackbridge, which is a convertible note. The Company does not consider the debt to be valid, but has expensed on its financials to be conservative. Ignoring that charge for the commitment fee due to Blackbridge, which includes both the market value of 90,000,000 shares and the $90,000 commitment fee, the current period is lower than the prior period.

Other income (expenses):

The following table summarizes our other income (expenses) for the nine months ended September 30, 2014 and 2013:

Nine months ended September 30,	2014	2013
Interest income	$42,000	$30,893
Interest expense	(47,046)	(31,545)
Amortization of Debt Discount	(3,657)	-
Change in fair value of embedded derivative liability	(3,686)	-
Net other income/expense	(13,243)	652

During the third quarter, the difference between the interest expense owed and the interest income earned was less than $1,000. In the third period, the company earned roughly the same amount in interest income that it accrued in interest expense.

During the second quarter, the Company began accounting for the Vulcan note payable at the default rate of interest which is 10%. The Company began accounting for the Vulcan note receivable at the default rate of 14%, thereby increasing both interest income and interest expense payable, but interest expense increased more due to the difference in face values of the notes. During the second quarter, the Company refinanced (via Financier 2) half of the Vulcan Note, which reduced interest expense in the current quarter. In the third quarter of 2014, the Company recorded additional expenses associated with convertible debt.

Liquidity and Capital Resources

Our cash and cash equivalents were $24 and $0 for the periods ended September 30, 2014 and September 30, 2013, respectively, an increase of $24.

Cash (used by) operating activities for the nine months ended September 30, 2014 and 2013 was $(82,398) and $(35,257), respectively.

Cash used by investing activities for the nine months ended September 30, 2014 and 2013 was $0 and $0, respectively.

Cash provided by financing activities for the nine months ended September 30, 2014 and 2013 was $82,422 and $40,364, respectively.

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

The Forex Note maturity date is December 31, 2013, which can be extended by the Company for an additional one year at which point the 4% interest rate will increase to 10% per annum. The Forex Note may be prepaid without penalty. The Forex Note conversion price is the Variable Conversion Price, which is defined as 50% multiplied by the average of the lowest three trading prices of the Company's common stock on the OTCBB during the 10-day trading period ending on the latest complete day of trading on the OTCBB prior to the date of conversion. The Variable Conversion Price cannot be less than $0.002 ($10 on a post split basis). At no time will Vulcan convert any amount of the Forex Note into common stock that would result in Vulcan owning more than 4.99% of the common stock outstanding of the Company.

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

The balance of the notes as of September 30, 2014 and December 31, 2013, was $74,969 and $145,847. About 50% of the note balance at December 31, 2013 ($73,812.50) was paid off in 2014 by Financier 2. The remainder of the note is currently in default since the beginning of 2013; and the Company will attempt to reach an amicable settlement with the counterparty. The Company has accrued $2,935 of interest expense in 2014.

b) Note Payable

On December 31, 2012, the Company converted a payable in the amount of $155,242 to a note payable. The note bears annual interest at 10%, and was to mature on December 31, 2012. The Company has negotiated an extension to the maturity date until December 31, 2013. The note is currently in default; the Company will attempt to reach an amicable settlement with the counterparty.

The balance at September 30, 2014 and December 31, 2013, including accrued interest, is $61,120 and $97,552, respectively. The note was reduced for revenue received during the nine months ended September 30, 2014 from the Note holder.

c) Issuance of note payable to third party

On July 24, 2013, the Company entered into a Securities Purchase Agreement with a third party financing source ("Financer 1"), for the issuance of an 8% convertible note in the principal amount of $42,500 (the "July 2013 Note"), of which $2,500 was for legal fees associated with the transaction.  The financing closed on July 31, 2013.

The July 2013 Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on April 29, 2014.  The July 2013 Note is convertible into common stock, at Financer’s option, at the greater of a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion or $0.00009 ($0.45 on a post split basis).  In the event the Company prepays the July 2013 Note in full, the Company is required to pay to Financer an amount in cash equal to all principal, interest and any other amounts owing multiplied by (i) 112% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 121% if prepaid 31 days following the closing through 60 days following the closing and (iii) 126% if prepaid 61 days following the closing through 90 days following the closing and (iv) 131% if prepaid 91 days following the closing through 120 days following the closing and (v) 136% if prepaid 121 days following the closing through 150 days following the closing and (vi) 141% if prepaid 151 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

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

In April 2014, Financier converted the entire remaining note balance, and released the company from its debt, which is a zero balance. On or about September 3, 2014, the Company issued another note to the Financier payable for $32,500 (“September 2014 Note”), of which $2,500 was for legal fees associated with the transaction. The terms of the new note were similar to the terms described above, with a maturity of March 5, 2015.

The September 2014 Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on March 5, 2015.  The September 2014 Note is convertible into common stock, at Financer’s option, at the greater of a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion or $0.00001.  In the event the Company prepays the September 2014 Note in full, the Company is required to pay to Financer an amount in cash equal to all principal, interest and any other amounts owing multiplied by (i) 112% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 121% if prepaid 31 days following the closing through 60 days following the closing and (iii) 126% if prepaid 61 days following the closing through 90 days following the closing and (iv) 131% if prepaid 91 days following the closing through 120 days following the closing and (v) 136% if prepaid 121 days following the closing through 150 days following the closing and (vi) 141% if prepaid 151 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

Financer has agreed to restrict its ability to convert the September 2014 Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.   The total net proceeds the Company received from this offering were $32,500, less $2,500 in attorney’s fees pursuant to the terms of this convertible agreement. As of the date of the September 2014 Note, the Company is obligated on the Note issued to Financer in connection with the offering. The September 2014 Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company.

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

In 2014, the Company has accrued $1,069 of interest on the September 2014 Note. The Company anticipates that Financier 1 will convert the September 2014 Note, as it converted the July 2013 Note. During the nine months ended September 30, 2014, Financier 1 converted $44,200 of the July 2013 Note into 31,994,477 shares of common stock (6,399 shares post-split) at an average conversion price of $0.0014 per share ($7 on a post split basis).

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

The May 2014 Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on September 1, 2014.  The May 2104 Note is convertible into common stock, at Financer 2’s option, at the greater of a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion or $0.0001 ($0.50 on a post split basis).

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

During the nine months ended September 30, 2014, Financier converted 322,000,000 shares (64,400 shares on a post-split basis) at an average valuation of approximately $0.00021 per share ($1.05 on a post split basis). There is currently a balance on the note of approximately $7,635.

e) Convertible note payable to Blackbridge

On June 16, 2014, the Company entered into a set of agreements (collectively, the “Agreement”) with Blackbridge, a financial services firm. The Company and Blackbridge were discussing an equity line of credit, and the Company agreed to pay Blackbridge a commitment fee of 90,000,000 shares (18,000 shares post-split), and also issued a convertible note for $90,000 having a 5% interest rate that matures on December 16, 2014. The note can be converted after the maturity date. The conversion price is 90% multiplied by the market price, which is defined in the agreement as the lowest of the daily trading price for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date.

The` Company computed the fair value of the conversion feature at the commitment date, based on the following management assumptions:

Expected dividends	0%
Expected volatility	15848%
Expected term: conversion feature	183 days
Risk free interest rate	0.11%

The fair value of the embedded conversion option on the commitment date was $6,314. The Company recorded a related debt discount of $6,314, which is amortized over the life of the debt. For the nine months ended September 30, 2014, the Company amortized $3,657 of debt discount.

At September 30, 2014 the Company remeasured the derivative liability and recorded a fair value of $10,000. As a result of the remeasurement, the Company recorded a change in fair value associated with this derivative liability as an expense totaling $3,686 for the nine months ended September 30, 2014. The following management assumptions were considered:

Exercise price	$0.45
Expected dividends	0%
Expected volatility	11582%
Risk fee interest rate	0.11%
Expected life in days	77

The Company does not believe that the debt is valid, but has accrued the notes on its financial statements to be conservative. The reason that it does not believe the Blackbridge Agreement to be valid is that the parties agreed at the time that the Blackbridge Agreement was signed that it would take 90-120 days to file an S-1 to register the shares needed for the equity line of credit and that such commitment fee would not be payable until such time. The Blackbridge Agreement states, however, that the Company has only 60 days from the date that the Agreement was signed to file an S-1 to register the shares, which the parties agreed was an impossible requirement to meet. The failure to meet that requirement was an event of default in the Blackbridge Agreement, and the counterparty, which could terminate the Blackbridge Agreement at its sole discretion, did not grant a waiver of this clause, despite knowing that that requirement was unrealistic, particularly given the Company’s thin cash position. The inability to register the shares within the required timeframe guaranteed the default of the Company under the Blackbridge Agreement from the outset. As such, the Company believes that said Agreement is null and void, because it lacked the capacity to perform under the Blackbridge Agreement.

If the Company does not satisfy Blackbridge, the counterparty may litigate against the Company. There is the potential, though not the likelihood, of litigation in this dispute.

f) Convertible Note Payable

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

As of December 31, 2013, the entire debt discount has been amortized in the accompanying financial statements, and $20,000 of interest expense was accrued during the year ended December 31, 2013. Another $37,500 of interest expense was accrued in the nine months ended September 30, 2014. The Company is negotiating an offset of the Forex Note against the note receivable from Vulcan as final satisfaction, and will recognize a gain or loss on its financial statements at that time.

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

Share-Based Compensation

The Company calculates stock-based compensation expense including compensation expense for all share-based payment awards made to employees and directors including employee stock options, stock appreciation rights and restricted stock awards based on their estimated grant date fair values. The value of the portion of the award that is ultimately expected to vest is recognized as an expense on a straight-line basis over any required service period. No such expenses were recognized for the three months or for the nine months ended September 30, 2014 and 2013.

(R) Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model.

Earnings (Loss) Per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. Because of the Company’s net losses, the effects of stock options, convertible notes, and convertible preferred stock would be anti-dilutive and accordingly, is excluded from the computation of earnings per share. Diluted loss per share has not been computed for the three and nine months ended September 30, 2014 and 2013 because any potential additional common shares would reduce the reported loss per share and therefore have an antidilutive effect.

The number of such shares excluded from the computations of diluted loss per share totaled 15,887,639 shares and 249,523,503 shares issuable upon the conversion of convertible debt, for the nine months ended September 31, 2014 and 2013, respectively.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings

On June 16, 2014, the Company entered into a set of agreements (collectively, the “Blackbridge Agreement”) with Blackbridge, a financial services firm. The Company and Blackbridge were discussing an equity line of credit, and the Company agreed to pay Blackbridge a commitment fee of 90,000,000 shares (18,000 shares post-split), and also issued a convertible note for $90,000 having a 5% interest rate that matures on December 16, 2014. The note can be converted after the maturity date. The conversion price is 90% multiplied by the market price, which is defined in the agreement as the lowest of the daily trading price for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date.

The Company does not believe that the debt is valid, but has accrued the notes on its financial statements to be conservative. The reason that it does not believe the Blackbridge Agreement to be valid is that the parties agreed at the time that the Blackbridge Agreement was signed that it would take 90-120 days to file an S-1 to register the shares needed for the equity line of credit and that such commitment fee would not be payable until such time. The Blackbridge Agreement states, however, that the Company has only 60 days from the date that the Agreement was signed to file an S-1 to register the shares, which the parties agreed was an impossible requirement to meet. The failure to meet that requirement was an event of default in the Blackbridge Agreement, and the counterparty, which could terminate the Blackbridge Agreement at its sole discretion, did not grant a waiver of this clause, despite knowing that that requirement was unrealistic, particularly given the Company’s thin cash position. The inability to register the shares within the required timeframe guaranteed the default of the Company under the Blackbridge Agreement from the outset. As such, the Company believes that said Agreement is null and void, because it lacked the capacity to perform under the Blackbridge Agreement.

If the Company does not satisfy Blackbridge, the counterparty may litigate against the Company. There is the potential, though not the likelihood, of litigation in this dispute.

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

In April 2014, Financier converted the entire remaining note balance, and released the company from its debt, which is a zero balance. On or about September 3, 2014, the Company issued another note to the Financier payable for $32,500 (“September 2014 Note”), of which $2,500 was for legal fees associated with the transaction. The terms of the new note were similar to the terms described above, with a maturity of March 5, 2015.

The September 2014 Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on March 5, 2015.  The September 2014 Note is convertible into common stock, at Financer’s option, at the greater of a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion or $0.00001.  In the event the Company prepays the September 2014 Note in full, the Company is required to pay to Financer an amount in cash equal to all principal, interest and any other amounts owing multiplied by (i) 112% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 121% if prepaid 31 days following the closing through 60 days following the closing and (iii) 126% if prepaid 61 days following the closing through 90 days following the closing and (iv) 131% if prepaid 91 days following the closing through 120 days following the closing and (v) 136% if prepaid 121 days following the closing through 150 days following the closing and (vi) 141% if prepaid 151 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

Financer has agreed to restrict its ability to convert the September 2014 Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.   The total net proceeds the Company received from this offering were $32,500, less $2,500 in attorney’s fees pursuant to the terms of this convertible agreement. As of the date of the September 2014 Note, the Company is obligated on the Note issued to Financer in connection with the offering. The September 2014 Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company.

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

In 2014, the Company has accrued $1,069 of interest on the September 2014 Note. The Company anticipates that Financier 1 will convert the September 2014 Note, as it converted the July 2013 Note. During the nine months ended September 30, 2014, Financier 1 converted $44,200 of the July 2013 Note into 31,994,477 shares of common stock (6,399 shares post-split) at an average conversion price of $0.0014 per share ($7 on a post split basis).

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

During the nine months ended September 30, 2014, Financier converted 322,000,000 shares (64,400 shares on a post-split basis) at an average valuation of approximately $0.00021 per share ($1.05 on a post split basis). There is currently a balance on the note of approximately $7,635.

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

Effective October 21, 2013, GV notified the Company of its intention to convert 345 of Series C Preferred into 1,897,500 shares of common stock of the Company, representing a conversion price of $0.002 per share ($100 on a post split basis). The Company instructed its transfer agent to issue the required shares to GV. On November 5, 2013, 2013, GV notified the Company of the additional conversion of 380 of Series C Preferred into 2,090,000 (418 on a post split basis) shares of common stock of the Company. On November 11, 2013, 2013, GV notified the Company of the additional conversion of 380 of Series C Preferred into 2,090,000 (418 on a post split basis) shares of common stock of the Company. On November 26, 2013, 2013, GV notified the Company of the additional conversion of 425 of Series C Preferred into 2,337,500 (468 on a post split basis) shares of common stock of the Company. On January 2, GV notified the Company of the additional conversion of 1,800 of its Series C Preferred into 9,900,000 shares of common stock of the Company. After these conversions, GV holds 6,670 Series C Preferred shares as of March 31, 2014.

During the first two quarters of 2014, GV Global Communications, Inc converted 7,770 of its Series C Preferred Stock into 64,551,667 common shares (12,910 shares post-split). During the third quarter, the Company received 21,021,900 common shares (4,204 shares post-split) to adjust the shares issued to reflect the amount that both they and the Company felt that they were owed.

The following table shows how the conversions were accounted for within the Series C and Common Stock Additional Paid in Capital accounts. This table shows the share amounts before and after the reverse split that took effect on or around October 3, 2014:

	Series C						Series C
	Convertible Preferred						Convertible Preferred
	Stock		Common Stock (pre-split)		Common Stock (post-split)		Stock	Common Stock
							Additional Paid	Additional Paid
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	In Capital

Balances at December 31, 2013	8,470	$-	247,303,586	$2,473	49,461	$2,473	$188,322	$2,050,621

Conversion of Series C Preferred Stock to Common Stock	(7,770)		64,551,667	646	12,910	646	(172,758)	172,112
Adjustment to Series C Preferred Stock			21,021,900	210	4,204	210		(210)
Stock issued for services			90,000,000	900	18,000	900		98,100
Conversion of note payable to common stock			353,994,477	3,540	70,799	3,540		106,838

Balances at September 30, 2014	700	$-	776,871,630	$7,769	155,374	$7,769	$15,564	$2,427,461

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

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1	Certificate of Incorporation of Forex International Trading Corp. (6)
3.2	Bylaws of Forex International Trading Corp. (6)
3.3	Certificate of Designation for Series A Preferred Stock (14)
3.4	Certificate of Designation for Series B Preferred Stock (21)
3.5	Certificate of Designation – Series C Preferred Stock (22)
3.6	Amendment to the Certificate of Designation for the Series B Preferred Stock (25)
3.7	Amendment to the Certificate of Designation for the Series C Preferred Stock(25)
4.1	Convertible Promissory Note issued by the Company to ATL dated July 8, 2010 (3)
4.2	Secured and Collateralized Promissory Note issued by ATL to the Company dated July 8, 2010 (3)
4.3	Collateral and Security Agreement by and between Forex International Trading Group and ATL dated July 7, 2010 (3)
4.4	Promissory Note issued to Rasel Ltd. Dated October 6, 2009(7)
4.5	Promissory Note issued to Rasel Ltd. Dated October 20, 2009 (7)
4.6	Letter Agreement between Rasel Ltd. and Forex International Trading Corp. dated January 22, 2011 (8)
4.7	Letter Agreement by and between Forex International Trading Group and ATL dated November 8, 2010(9)
4.8	6% Convertible Note issued to APH (11)
4.9	6% Convertible Debenture issued to HAM dated April 5, 2011 (14)
4.10	Promissory Note dated November 30, 2011 issued to Cordellia d.o.o. in the amount of $1,000,000 (18)
4.11	$500,000 Convertible Promissory Note issued by Forex International Trading Corp. (23)

4.12	$400,000 Secured and Collateralized Promissory Note issued by Vulcan Oil & Gas Inc. (23)
4.13	Securities Purchase Agreement dated July 24, 2013 entered with Asher Enterprise Inc. (26)
4.14	Convertible Promissory Note issued to Asher Enterprises Inc. (26)
10.1	Software Licensing Agreement dated April 12, 2010, by and between Forex International Trading Corp and Triple (1)
10.2	Employment Agreement dated April 23, 2010, by and between Forex International Trading Corp and Darren Dunckel (2)
10.3	Letter Agreement by and between Forex International Trading Corp. and Anita Atias, dated July 29, 2010 (4)

10.4	Letter Agreement by and between Forex International Trading Corp. and Stewart Reich, dated July 29, 2010 (4)
10.5	Letter Agreement by and between Forex International Trading Corp. and Mr. William Glass, dated August 6, 2010 (5)
10.6	Share Exchange Agreement by and between Forex International Trading Corp. and APH (10)
10.7	Letter Agreement by and between Forex International Trading Corp., APH, Medirad Inc. and Rasel Ltd. (11)
10.8	Letter Amendment by and between Forex International Trading Corp. and William Glass, dated March 4, 2011 (13)
10.9	Letter Amendment by and between Forex International Trading Corp. and Stewart Reich, dated March 4, 2011 (13)
10.10	Employment Agreement by and between Forex International Trading Corp. and Liat Franco, dated March 7, 2011 (13)
10.11	Agreement between Forex International Trading Corp. and APH dated April 5, 2011 (14)
10.12	Conversion Agreement between MP and Forex International Trading Corp. dated April 5, 2011 (14)
10.13	Share Exchange Agreement between Forex International Trading Corp. and dated April 5, 2011 (14)
10.14	Agreement to Unwind and Mutual Release dated as of July 11, 2011 by and between Forex International Trading Corp., Forex NYC and Wheatley Investment Agreement by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated September 27, 2011 (16)
10.15	Registration Rights Agreement with Centurion by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated September 27, 2011 (16)
10.16	Intentionally Left Blank
10.17	Settlement Agreement by and between Forex International Trading Corp., A.T. Limited, Watford Holding Inc. and James Bay Holdings, Inc. dated November 1, 2011 (17)
10.18	Settlement and Foreclosure Agreement between Forex International Trading Corp., AP Holdings Limited, H.A.M Group Limited and Cordellia d.o.o.(18)
10.19	Annulment of Share Purchase Agreement dated December 5, 2011 between Triple 8 Limited, AP Holdings Limited, H.A.M Group Limited and 888 Markets (Jersey) Limited (18)
10.20	Promissory Note issued to Forex International Trading Corp. dated December 13, 2011 (19)
10.21	Stock Pledge Agreement executed by Fortune Market Media Inc. dated December 13, 2011 (19)
10.22	Conversion Agreement between the Company and GV Global Communications, Inc. (22)
10.23	Agreement by and between and Direct JV Investments Inc., Forex International Trading Corporation and Vulcan Oil & Gas Inc. dated January 7, 2013 (23)
10.24	Evaluation License Agreement dated September 2, 2013, by and between Forex International Trading Corp and Micrologic Design Automation, Inc. (27)
10.25	Letter Agreement dated January 2, 2014, by and between Forex International Trading Corp and Micrologic Design Automation, Inc. (28)
21.1	List of Subsidiaries (24)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Document

*  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2010
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 28, 2010
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 13, 2010
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 3, 2010
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 9, 2010

(6)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 9, 2009.
(7)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on November 2, 2009.
(8)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on January 29, 2010.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 22, 2010
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 17, 2010
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2011
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 2, 2011

(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 9, 2011
(14)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 6, 2011
(15)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 20, 2011
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 29, 2011
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 9, 2011
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 12, 2011
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 16, 2011
(20)	Incorporated by referenced to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 13, 2012
(21)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 14, 2012
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 27, 2012.

(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 9, 2013.
(24)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2013.
(25)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 20, 2012.
(26)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 1, 2013.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 4, 2013.
(28)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

FOREX INTERNATIONAL TRADING CORP. (Registrant)

Date: November 18, 2014	By:	/s/ Igwekali Reginald Emmanuel
Igwekali Reginald Emmanuel
Chief Executive Officer
and Sole Director (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Igwekali Reginald Emmanuel	Igwekali Reginald Emmanuel	CEO and Sole Director	November 18, 2014
(Principal Executive, Financial and Accounting Officer)

