Form 10-K
period 2014-12-31
Gopher Protocol Inc.
filed 2015-04-15
CIK 1471781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

 1934

For the fiscal year ended: December 31, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

Commission File Number: 000-54530

GOPHER PROTOCOL, INC.

f/k/a Forex International Trading Corp

(Exact name of registrant as specified in its charter)

Nevada	27-0603137
State or other jurisdiction of	I.R.S. Employer Identification Number
incorporation or organization

23129 Cajalco Road, Perris, California 92570

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

On June 30, 2014, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $412,992, based upon the closing price on that date of the Common Stock of the registrant on the OTCQB maintained by OTC Markets Group Inc. of $3.00. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of April 15, 2015,  1,059,969 shares of common stock, $.00001 par value per share, of the registrant were outstanding.

Documents incorporated by reference:  None

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to “Gopher,” “Forex,” “FXIT,” “the Company,” “we,” “us,” and “our” refer to Gopher Protocol, Inc. (f/k/a Forex International Trading Corp.).

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

Company History

Gopher Protocol, Inc. (f/k/a Forex International Trading Corp.) (the "Company", "Gopher", "we", "us" and "our"), a Nevada corporation, was established on July 22, 2009. The Company has one wholly-owned subsidiary, Direct JV Investments Inc. ("DirectJV"), a Nevada corporation, which the company formed on December 28, 2011.

The Company is developing a proprietary a consumer heuristic technology platform which connects consumers with products and services that they require in their everyday lives. The Company's technology platform provides a system and method for scheduling categorized deliverables, according to demand, at the customer's location based on smartphone application and/or via the internet Previously, the Company was principally engaged in a business which offered foreign currency market trading consulting services to non-US resident clients, professionals and retail clients.

The Company’s common stock trades on the OTCQB maintained by OTC Markets Group Inc. under the symbol GOPH.

Recent Developments

Effective April 4, 2014, the Company filed with the State of Nevada a Certificate of Amendment to its Articles of Incorporation changing the Company’s number of authorized shares to 600,000,000. In connection with this, the Company filed an Issuer Company-Related Action Notification Form with the Financial Industry Regulatory Authority (“FINRA”). On or about September 10, 2014, the Company filed an amended Certificate of Incorporation with the Secretary of State of Nevada to increase the authorized shares to 2,000,000,000 shares. The Reverse Stock Split of 1:5,000 was approved by FINRA on October 3, 2014. All figures in this filling have been adjusted accordingly to reflect this corporate action.

On November 7, 2014, Igwekali Reginald Emmanuel was appointed by the Company to serve as the President, Chief Executive Officer, Secretary and Treasurer as well as Chairman of the Board of Directors of the Company.

On January 26, 2012, DirectJV, and Vulcan Oil & Gas Inc. ("Vulcan"), entered into an agreement whereby JV agreed to provide funding to certain alternative, green and solar energy projects that Vulcan was associated with, in exchange for a 40% interest in Vulcan's portion of such projects (the "Joint Venture"). On January 7, 2013, DirectJV, the Company and Vulcan entered into an agreement pursuant to which the parties terminated the Joint Venture and Company issued a Convertible Promissory Note to Vulcan in the aggregate principal amount of $500,000 (the "Forex Note") and, in consideration for the Company issuing the Forex Note, Vulcan issued to the Company a Secured and Collateralized Promissory Note in the principle amount of $400,000 which included the Investment (the "Vulcan Note"). Leova Dobris ("Holder") claims that prior to December 15, 2012, a debt cash investment in the amount of $50,000 (the "Vulcan Debt Investment") was made by Holder or on Holder's behalf in order to fund Vulcan and that the Company had guaranteed the Vulcan Investment made by Holder. Vulcan has since been dissolved and, prior to Vulcan's dissolution, Vulcan failed to pay Holder the Vulcan Debt Investment and assigned the Forex Note to Holder. Holder has threatened to commence litigation against the Company in connection with its claimed guarantee of the Vulcan Debt Investment and to proceed with litigation against the Company in connection with the Forex Note. On November 14, 2014, the Company entered into a Settlement Agreement with Holder pursuant to which the Company, in consideration of a full release from and against any and all claims, agreed to issue to Holder 1,000,000 pre-split shares of restricted common stock (the "Settlement Shares") at a cost basis of $0.12 per share representing aggregate consideration of $120,000 (200 shares post-split). Holder may, at any time prior to June 30, 2015, convert the Settlement Shares into Series D Preferred Shares with a stated value of $120,000, a conversion price of $0.12 and liquidation and dividend rights to be determined.

On January 22, 2015, the Company entered into an Exchange Agreement with Vladimir Kirish pursuant to which Mr. Kirish converted $197,717.22 in debt payable by the Company into 50,000,000 restricted shares of common stock (the “Kirish Shares”). Mr. Kirish acquired the debt from a third party. Mr. Kirish subsequently transferred his shares to a third party.

On January 22, 2015, the Company entered into an Exchange Agreement with GV Global Communications Inc. (“GV Global”) pursuant to which GV Global exchanged $75,273 in debt into a 10% Convertible Debenture in the principal amount of $75,273 (the “GV Note”). The GV Note matures January 21, 2017 (the "Maturity Date") and interest associated with the GV Note is 10% per annum, which is payable on the Maturity Date. The GV Note is convertible into shares of common stock of the Company, at the option of GV Global, at a conversion price of $0.00752734. GV Global has agreed to restrict its ability to convert the GV Note and receive shares of common stock such that the number of shares of common stock held by it in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.  In addition, on March 2, 2015, the Company and GV Global Communications, Inc. ("GV") amended that certain 10% Convertible Debenture (the "GV Debenture") which debt underlying the GV Debenture was initially incurred on October 6, 2009 and exchanged for the GV Debenture on January 19, 2014. The parties agreed that the conversion price in the GV Debenture will not be impacted by the 1:1,000 stock split implemented by the Company on February 24, 2015 and will remain $0.0075273.

On February 2, 2015, the transfer agent for the Company issued Blackbridge Capital, LLC ("Blackbridge") 969 post-split (4,843,398 pre-split) shares of common stock (the "Blackbridge Shares") upon Blackbridge submitting a conversion notice converting a Convertible Promissory Note (the "Blackbridge Note") in the principal amount of $90,000 plus interest. The Blackbridge Shares were issued without a standard restrictive legend as Blackbridge delivered a legal opinion to remove the restrictive legend under Rule 144 together with the conversion note. The Company believes that Blackbridge was in breach of the agreements entered with the Company in June 2014. The Company is contemplating commencing litigation against Blackbridge in connection with this matter.

On February 17, 2015, the Company filed a Certificate of Change (the “Certificate”) with the State of Nevada to effect a reverse stock split of its outstanding and authorized shares of common stock at a ratio of 1 for 1,000 (the “Reverse Stock Split”). Fractional shares that resulted from the Reverse Stock Split will be rounded up to the next highest number. The Certificate was approved by the Board of Directors of the Company. The effective date of the Reverse Stock Split was February 23, 2015. In addition, the Company filed Articles of Merger (the “Articles”) with the Secretary of State of the State of Nevada to effectuate a name change. The Articles were filed to effectuate a merger between Gopher Protocol Inc., a Nevada corporation and a wholly-owned subsidiary of the Company, and the Company, with the Company being the surviving entity. As a result, the Company’s name changed from “Forex International Trading Corp.” to “Gopher Protocol Inc.”. In connection with the above, the Company filed an Issuer Company-Related Action Notification Form with the Financial Industry Regulatory Authority. The Reverse Stock Split will be implemented by FINRA on February 23, 2015. Our new CUSIP number is 38268V 108 and our new symbol is “GOPH”.

On March 4, 2015, the Company entered into a Territorial License Agreement (the “License Agreement”) with Hermes Roll LLC (“Hermes”), a Nevada limited liability company currently being formed. Pursuant to the License Agreement, Hermes will license to the Company, on an exclusive basis in the State of California, certain intellectual property relating to Hermes's system and method for scheduling categorized deliverables, according to demand, at the customer’s location based on smartphone application and/or via the internet, in consideration of 100,000 shares of Series D Preferred Stock of the Company (the “Preferred Shares”). The Preferred Shares have no liquidation rights. The Holder of the Preferred Shares will be entitled to vote on all matters submitted to shareholders of the Company on an as-converted basis. The Preferred Shares have a conversion price of $0.01 (the "Conversion Price") and a stated value of $10.00 per share (the “Stated Value”). Subject to the Company increasing its authorized shares of common stock to 500,000,000, each Preferred Share is convertible, at the option of the Holder, into such number of shares of common stock of the Company as determined by dividing the Stated Value by the Conversion Price.

GopherProtocol is a heuristic-based technology platform that connects consumers with the products and services they need through a novel way of master scheduling deliverables according to demand at the customer’s location based on a smartphone application, the internet or by phone call.

We are presently developing the following applications for use in the State of California:

•	The Magic Leaf offers top-quality Indicas, Sativas, Hybrids, Edibles, and we guarantee your order to be fresh upon arrival. Each medical marijuana strain is tested to ensure the highest standard of quality and potency with simple ordering is simple. Members can place an order at any time of the day for immediate delivery.

•	The Mobile Notary – the user will be able use the app to find the closest Notary in radius of five miles. Click on ORDER and one of our certified Notary Public providers will be at your doorstep shortly.

•	Taximania - Taxi service delivered directly to you, wherever you are. We will offer Taxi Service using wide variety of companies in this area. Simply open Taximania category and search for the closest Taxi Driver. You are not limited to one Taxi company but all options are available in real time. You can pick the best service for the best price,

•	Roadfriend - Our RoadFriend road assistance service ensures that you are always only few minutes away from our certified, professional and the most important of all, friendly Road Assistants personnel.

In February 2015, the Company filed a Certificate of Change (the “Certificate”) with the State of Nevada to decrease the authorized shares of common stock, par value $0.00001 per share (the “Common Stock”), of the Company from 2,000,000,000 shares to 2,000,000 shares.

On March 20, 2015 the Company filed information statement pursuant to section 14 of The Securities Exchange Act Of 1934 and regulations 14C and schedule 14C thereunder, to amend the Company's Certificate of Incorporation, (the “Articles of Incorporation”) to increase the number of authorized shares of common stock, par value $0.00001 per share (the “Common Stock”), of the Company from 2,000,000 shares to 500,000,000 shares.

Operations

As of December 31, 2014, the Company was focused on consulting in the trading of foreign currency, as well as reviewing and facilitating acquisitions of companies with promising business models. On March 4, 2015, the Company entered into the License Agreement with Hermes. Pursuant to the License Agreement, Hermes licensed to the Company, on an exclusive basis in the State of California, certain intellectual property relating to Hermes's system and method for scheduling categorized deliverables, according to demand, at the customer’s location based on smartphone application and/or via the internet. The Company is presently developing commercial applications for this technology and is no longer pursuing the consulting in the trading of foreign currency.

Corporate Headquarters

Our headquarters are located at 23129 Cajalco Road, Perris, CA 92570. The Company pays no office rent, but being billed for minimal office expenses.

Employees

As of December 31, 2014, we had no employee.

Officer and Directors

As of December 31, 2014, Igwekali Reginald Emmanuel was the Company's sole Director, President, Chief Executive Officer, Secretary and Treasurer as well as the Chairman of the Board of Directors of the Company.

Available Information

All reports of the Company filed with the SEC are available free of charge through the SEC’s web site at www.sec.gov. In addition, the public may read and copy materials filed by the Company at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain additional information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

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

We are a reporting company subject to the requirements of the Exchange Act.  In order to comply with such reporting requirements, we will incur additional administrative expenses including substantial legal and accounting expenses.  We expect such fees to be approximately $150,000 per year.  As a result, we will be required to raise additional debt or equity financing, of which there is no guarantee that such financing will be available or available on acceptable terms.  If we are required to raise additional funds or do not deploy our capital in the appropriate manner and if we raise such proceeds in the form of equity, our shareholders will be further diluted.

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

The Company is a Nevada corporation. Anti-takeover provisions of Nevada law tend to make it difficult for a third party to acquire control of us, even if a change in control would be beneficial to our shareholders. In addition, our board of directors may issue preferred stock with voting or conversion rights that may have the effect of delaying, deferring or preventing a change of control. Preventing a change of control could adversely affect the market price of Gopher common stock and the voting and other rights of holders of Gopher common stock.

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

ITEM 2. PROPERTIES

Our headquarters are located at 23129 Cajalco Rd., Perris, CA 92570. The Company pays no office rent, but being billed for minimal office expenses.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On December 29, 2010, our common stock began trading on the OTCQB under the symbol “FXIT”.   The Company is authorized to issue 2,000,000 shares of common stock, $0.00001 par value (the “Common Stock”). As of December 31, 2014, 155,672 shares of common stock (777,871,630 shares prior to the 5,000 to 1 reverse split), as well as 45,000 shares of preferred stock  Series B and 700 shares of preferred stock Series C were issued and outstanding. As of April 15, 2015, 1,059,969  shares of common stock, as well as 45,000 shares of preferred stock Series B, 700 shares of preferred stock Series C and 100,000 preferred stock Series D were issued and outstanding. The Board of Directors reserves the right to issue shares of preferred stock in the future indicating preference or rights as appropriate. On March 20, 2015, the Company filed information statement pursuant to Section 14 of the Securities Exchange Act of 1934 to amend the Company's Certificate of Incorporation, (the “Articles of Incorporation”) to increase the number of authorized shares of Common Stock of the Company from 2,000,000 shares to 500,000,000 shares.

Market Information

Our common stock is now quoted on OTCQB under the symbol “GOPH”. The following table is indicative of the fluctuations in the stock price:

Quarters Ended	Mar 31		Jun 30		Sept 30		Dec 31
	High	Low	High	Low	High	Low	High	Low
2014	$20,000	$7,500	$35,500	$2,000	$3,000	$500	$500	$20
2013	$87,500	$31,000	$74,500	$18,500	$38,000	$17,500	$39,500	$8,500

The Company’s transfer agent since inspection and as of December 31, 2014 is Empire Stock Transfer, Inc.

Record Holders

The number of active holders of record for our common stock as of the date of filing was approximately 49, on December 31, 2014 was approximately 46, and as of December 31, 2013 approximately 44.

Dividends

The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since the Date of Inception.

Securities Authorized for Issuance Under Equity Compensation Plans

We presently do not have equity compensation plans authorized.

Penny Stock

Our common stock is considered "penny stock" under the rules the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

-	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;
-	contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;
-	contains a toll-free telephone number for inquiries on disciplinary actions;
-	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
-	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

-	bid and offer quotations for the penny stock;
-	the compensation of the broker-dealer and its salesperson in the transaction;
-	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and
-	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules that require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

This disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

Recent Issuances of Unregistered Securities

Authorized Shares

On September 26, 2012, the Company authorized 10,000 Preferred Stock Series C shares, par value $0.00001.

Effective April 4, 2014, the Company filed with the State of Nevada a Certificate of Amendment to Articles of Incorporation changing the Company’s number of authorized shares to 600,000,000. In September of 2014, the Company filed an amended Certificate of Incorporation with the Secretary of State of Nevada to increase the authorized shares to 2,000,000,000 shares. The Company has 2,00,000,000 authorized shares of its $0.00001 par value common stock and 20,000,000 shares of its $0.00001 par value Preferred Stock Series B as of December 31, 2014 and 2013, respectively.

In connection with the increase in shares, the Company filed an Issuer Company-Related Action Notification Form with the Financial Industry Regulatory Authority (“FINRA”). The Reverse Stock Split of 1:5000 was implemented by FINRA on October 3, 2014.

Effective February 17, 2015, the Company filed with the State of Nevada a Certificate of Change to effect a reverse stock split of its outstanding and authorized shares of common stock at a ratio of 1 for 1,000. The effective date of the Reverse Stock Split was February 24, 2015.

On March 20, 2015 the Company filed information statement pursuant to Section 14 of the Securities Exchange Act of 1934 to increase the number of authorized shares of Common Stock of the Company from 2,000,000 shares to 500,000,000 shares

Common Shares:

On September 2, 2013, effective September 1, 2013, the Company entered into an Evaluation License Agreement (the "ELA") with Micrologic Design Automation, Inc. ("MDA"), pursuant to which MDA temporarily licensed to the Company, on a non-exclusive and royalty-free basis, certain technology and related materials for any purpose related to evaluating NanoDRC, NanoRV and NanoLVS technology (the “Technology”).  On January 2, 2014, and effective December 31, 2013, the Company and MDA signed a letter agreement whereby MDA provided for a perpetual, royalty free, exclusive license of the Licensed Technology, as defined in the Evaluation License Agreement dated September 1, 2013, in exchange for 40,000 post split (200 million pre-split) shares of common stock (the “Shares”) of the Company.  MDA is not permitted to sell, assign, hypothecate or transfer the Shares in any way prior to the Company generating at minimum $50,000 in revenue through the use of the Technology (the “Revenue Target”).  A stop transfer legend shall be affixed to the certificate representing the Shares.  If the Revenue Target is achieved, then such stop transfer legend shall be removed.  The shares of common stock were issued under Section 4(2) of the Securities Act of 1933, as amended. On or about January 5, 2015, and effective December 31, 2014, the Company and MDA signed cancelation agreement in connection with ELA. MDM returned its stock certificate and the Company return it to transfer agent for cancelation.

During the fiscal year ended December 31, 2014, Financier 1 converted $44,200 of its July 2013 Note into 6,399 post split (31,994,477 pre-split) shares of common stock at an average conversion price of $0.0014 per share, representing the entire remaining note balance, and released the company from its debt. On or about June 3, 2014, the Company issued another note to the Financier payable for $32,500 (“September 2014 Note”), of which $2,500 was for legal fees associated with the transaction. The terms of the new note were similar to the terms of prior note. On January 30, 2015, Financier 1 converted $10,000 of its June 2014 Note into 115 post split (574,713 pre-split) shares of common stock at an average conversion price of $0.0174 per share. On March 6, 2015, Financier 1 converted $1,170 of its June 2014 Note into 2,996 post the new 1000:1split shares of common stock at an average conversion price of $0.3905 per share. The remaining balance of the note in the sum of $21,330 was sold by said investor during March 2015 to a third party in a deal that the Company is not a part to.

During the fiscal year ended December 31, 2014, Financier 2 converted $66,178 of its note into 64,400 post split (322,000,000 pre-split) shares of common stock at an average conversion price of $0.00021 per share.

During the fiscal year ended December 31, 2014, GV Global Communications, Inc converted 7,770 of its Series C Preferred Stock into 12,910 post-split (64,551,667 pre-split) common shares. In addition, the Company issued 4,204 additional common shares (21,021,900 shares pre-split) to settle calculation differences on conversions.

On or about November 14, 2014 the Company and the holder of the Vulcan note entered into settlement agreement terminate any and all agreements between them and to resolve all disputes existing between them, which are the subject of Holder’s draft complaint which has yet to be filed, upon the terms and conditions of which the Company will issue the Holder 200 post-split shares (1,000,000 pre-split shares) of common stock (the “Settlement Shares”) at a cost basis of $0.12 per share representing aggregate consideration of $120,000 (the “Settlement Amount”). The stock certificate representing the Settlement Shares shall bear the standard 1933 Act restrictive legend. Holder, at its sole option, at any time prior to June 30, 2015, may convert the Settlement Shares into Series D Preferred Shares with a stated value of $120,000, a conversion price of $0.12 and liquidation and dividend rights to be determined.

On January 22, 2015, the Company entered into an Exchange Agreement with Vladimir Kirish pursuant to which Mr. Kirish converted $197,717.22 in debt payable by the Company into post-split 50,000,000 restricted shares of common stock (the "Kirish Shares"). Mr. Kirish acquired the debt from a third party. The Kirish Shares were issued to Mr. Kirish in reliance upon exemptions from registration pursuant to Section 3(a)(9) under the Securities Act of 1933. Mr. Kirish is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

On January 22, 2015, the Company entered into an Exchange Agreement with GV Global Communications Inc. ("GV Global") pursuant to which GV Global exchanged $75,273 in debt into a 10% Convertible Debenture in the principal amount of $75,273 (the "GV Note"). The GV Note matures January 21, 2017 (the "Maturity Date") and interest associated with the GV Note is 10% per annum, which is payable on the Maturity Date. The GV Note is convertible into shares of common stock of the Company, at the option of GV Global, at a conversion price of $0.00752734. GV Global has agreed to restrict its ability to convert the GV Note and receive shares of common stock such that the number of shares of common stock held by it in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The GV Note was issued to GV Global in reliance upon exemptions from registration pursuant to Section 3(a)(9) under the Securities Act of 1933. GV Global is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. In addition, on March 2, 2015, the Company and GV Global Communications, Inc. ("GV") amended that certain 10% Convertible Debenture (the "GV Debenture") which debt underlying the GV Debenture was initially incurred on October 6, 2009 and exchanged for the GV Debenture on January 19, 2014. The parties agreed that the conversion price in the GV Debenture would not be impacted by the 1:1,000 stock split implemented by the Company on February 24, 2015 and will remain $0.0075273.

On January 22, 2015, the Company entered into an Agreement with a law firm pursuant to which the Company issued post split 3,200,000 shares of common stock to Fleming PLLC in consideration of the forgiveness of trade debt payable by the Company in the amount of $32,000. The law firm was an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. The transaction was voided and the law firm returned the shares to the Company’s transfer agent for cancellation.

On February 2, 2015, the transfer agent for the Company issued Blackbridge Capital, LLC ("Blackbridge") 969 post-split (4,843,398 pre-split) shares of common stock (the "Blackbridge Shares") upon Blackbridge submitting a conversion notice converting a Convertible Promissory Note (the "Blackbridge Note") in the principal amount of $90,000 plus interest. The Blackbridge Shares were issued without a standard restrictive legend as Blackbridge delivered a legal opinion to remove the restrictive legend under Rule 144 together with the conversion note. The Company believes that Blackbridge was in breach of the agreements entered with the Company in June 2014. The Company is contemplating commencing litigation against Blackbridge in connection with this matter.

On or about October 3, 2014, the Company implemented a 5,000-1 reverse split, with no fractional shares allowed.

On or about February 24, 2015, the Company implemented a 1,000-1 reverse split, with no fractional shares allowed.

Treasury Stock

On April 25, 2011, the Company issued a press release announcing that its Board of Directors approved a share repurchase program. Under the program, the Company is authorized to purchase up to 200-post split (1,000,000 pre-split) of its shares of common stock in open market transactions at the discretion of management. All stock repurchases will be subject to the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended and other rules that govern such purchases. As of December 31, 2013, the Company had repurchased 8-post split shares (38,000 pre-split) shares of its common shares in the open market, which were returned to treasury. On December 31, 2014, the Company returned 40,000 post-split shares (200,000,000 pre-split shares) to treasury in connection with the dissolution of the licensing agreement with Micrologic.

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

The Series B Preferred Stock has a stated value of $100 per share and is convertible into the Company’s common stock at a conversion price of $0.30 per share representing 3,000 posts split (15,000,000 pre-split) common shares. Furthermore, the Series B Preferred Stock votes on an as converted basis and carries standard anti-dilution rights. These rights were subsequently removed, except in cases of stock dividends or splits.

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

During the fiscal year ended December 31, 2014, GV Global Communications, Inc converted 7,770 of its Series C Preferred Stock into 12,010 post split (64,551,667 common shares pre-split). During the third quarter of 2014, the Company issued 4,204 post-split (21,021,900 pre-split) common shares to adjust the shares issued to reflect the amount that both they and the Company believed that they were owed.

The issuance of the Series C Preferred Stock was made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder.  GV is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Series D Preferred Shares

On March 4, 2015, the Company entered into a Territorial License Agreement (the "License Agreement") with Hermes Roll LLC ("Hermes"), a Nevada limited liability company currently being formed. Pursuant to the License Agreement, Hermes will license to the Company, on an exclusive basis in the State of California, certain intellectual property relating to Hermes's system and method for scheduling categorized deliverables, according to demand, at the customer's location based on smartphone application and/or via the internet, in consideration of 100,000 shares of Series D Preferred Stock of the Company (the "Preferred Shares"). The Preferred Shares have no liquidation rights. The Holder of the Preferred Shares will be entitled to vote on all matters submitted to shareholders of the Company on an as-converted basis. The Preferred Shares have a conversion price of $0.01 (the "Conversion Price") and a stated value of $10.00 per share (the "Stated Value"). Subject to the Company increasing its authorized shares of common stock to 500,000,000, each Preferred Share is convertible, at the option of the Holder, into such number of shares of common stock of the Company as determined by dividing the Stated Value by the Conversion Price. The issuance of the Preferred Shares was made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder. Hermes is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 6. Selected Financial Data.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. In addition to historical information, this discussion includes forward-looking information that involves risks and assumptions, which could cause actual results to differ materially from management's expectations. See "Forward-Looking Statements" included in this report.

Territorial License Agreement

On March 4, 2015, the Company entered into a Territorial License Agreement (the "License Agreement") with Hermes Roll LLC ("Hermes"), a Nevada limited liability company currently being formed. Pursuant to the License Agreement, Hermes will license to the Company, on an exclusive basis in the State of California, certain intellectual property relating to Hermes's system and method for scheduling categorized deliverables, according to demand, at the customer's location based on smartphone application and/or via the internet, in consideration of 100,000 shares of Series D Preferred Stock of the Company (the "Preferred Shares"). The Preferred Shares have no liquidation rights. The Holder of the Preferred Shares will be entitled to vote on all matters submitted to shareholders of the Company on an as-converted basis. The Preferred Shares have a conversion price of $0.01 (the "Conversion Price") and a stated value of $10.00 per share (the "Stated Value"). Subject to the Company increasing its authorized shares of common stock to 500,000,000, each Preferred Share is convertible, at the option of the Holder, into such number of shares of common stock of the Company as determined by dividing the Stated Value by the Conversion Price.

Results of Operations:

Fiscal year ended December 31, 2014 and 2013

A comparison of the consolidated statements of operations for the twelve months ended December 31, 2014 and 2013 is as follows:

Revenues:

The following table summarizes our revenues for the fiscal year ended December 31, 2014 and 2013:

Fiscal year ended December 31,	2014	2013
Total revenues	$120,000	$100,000

The Company was able to leverage its consulting expertise in the area of foreign exchange during the fiscal year of 2014. There is no significant difference in revenue between fiscal years 2014 and 2013.

Operating expenses:

The following table summarizes our operating expenses for the fiscal year ended December 31, 2014 and 2013:

Fiscal year ended December 31,	2014	2013
Total operating expenses	$364,705	$201,569

The Company recognized certain costs in fiscal year 2014 associated with resolving certain notes payable and assumed certain costs associated with converting those debts to shares of the Company. The Company made the decision to refine its capital structure and reduce its debt to equity ratio.

Other income (expenses):

The following table summarizes our other income (expenses) for the fiscal year ended December 31, 2014 and 2013:

Fiscal year ended December 31,	2014	2013
Interest income	$48,789	$40,893
Interest (expense)	(54,426)	(32,853)
Amortization of Debt Discount	(7,238)	(100,000)
Loss on settlement of debt	(45,277)	-
Change in fair market value of derivative liability	7,238	-
Loss on write-off of notes receivable	-	(98,248)
Total other income/expense	(50,864)	(190,208)

The Company had a note receivable from Vulcan at 10% per annum with a face value of $400,000, and therefore accrued $48,789 of interest income in 2014 as compared to $40,000 in interest income in 2013.

In 2013, the Company amortized $100,000 in debt discounts as a result of the loan restructuring completed in 2012, and wrote off $98,248 in notes receivable that were deemed to be uncollectible in 2013. In 2014, the Company recognized the value of a derivative liability as income due to the expiration of the derivative liability due to the note is in default. In 2014, the Company recognized the loss on the settlement of the note receivable and note payable to/from Vulcan.

Liquidity and Capital Resources

Our cash and cash equivalents were $0 and $0 for the periods ended December 31, 2014 and 2013.

Our financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of additional income and the satisfaction of liabilities in the normal course of business. At December 31, 2014, the Company has a negative working capital of $455,688, and an accumulated deficit of $2,412030. This raises substantial doubt about its ability to continue as a going concern.

Cash used by operating activities for the fiscal year ended December 31, 2014 and 2013 was $63,945, and $52,499, respectively. There is no significant difference between the periods.

Cash provided by investing activities for the fiscal year ended December 31, 2014 and 2013 was $0 and $0, respectively.

Cash provided by financing activities for the fiscal year ended December 31, 2014 and 2013 was $63,945 and $51,881, respectively. There is no significant difference between the periods.

We plan to raise working capital that will allow us to conduct our business for the next twelve months. There is no guarantee regarding our ability to raise that capital. We expect to use the proceeds to fund our short-term capital requirements including paying administrative expenses associated with maintaining our public company’s filings for the next 12 months. In order to implement our business plan and pay various administrative expenses on a minimal basis for the next 12 months, we expect that we will need approximately $150,000. The Company expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors including the state of the worldwide economy and financial markets, which are outside the Company's control.

Debt Financing Arrangements

At December 31, 2014 and 2013, notes payable and accrued interest consisted of:

	December 31,	December 31,
	2014	2013
Notes payable and accrued interest - Rasel	$73,282	$145,847	a.
Note payable and accrued interest - Glendon	43,464	97,552	b.
Note payable and accrued interest - Third Party Financier 1	33,959	43,925	c.
Note payable and accrued interest - Third Party Financier 2	8,592		d.
Note payable and accrued interest - Blackbridge	92,451		e.
Note payable and accrued interest - Vulcan (net of debt discount of $0 and $100,000 as of December 31, 2014 and December 31, 2013, respectively)	-	520,000	f.

	$251,748	$807,324

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

About 50% of the note balance at December 31, 2013 ($73,812.50) was paid off in 2014 by Financier 2. On January 22, 2015, the Company entered into an Exchange Agreement with GV Global Communications Inc. ("GV Global") – which hold the 50% of the remaining balance of the note in default, pursuant to which GV Global exchanged $75,273 in debt into a 10% Convertible Debenture in the principal amount of $75,273 (the "GV Note"). The GV Note matures January 21, 2017 (the "Maturity Date") and interest associated with the GV Note is 10% per annum, which is payable on the Maturity Date. The GV Note is convertible into shares of common stock of the Company, at the option of GV Global, at a conversion price of $0.00752734. GV Global has agreed to restrict its ability to convert the GV Note and receive shares of common stock such that the number of shares of common stock held by it in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The GV Note was issued to GV Global in reliance upon exemptions from registration pursuant to Section 3(a)(9) under the Securities Act of 1933. GV Global is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. In addition, on March 2, 2015, the Company and GV Global Communications, Inc. ("GV") amended that certain 10% Convertible Debenture (the "GV Debenture") which debt underlying the GV Debenture was initially incurred on October 6, 2009 and exchanged for the GV Debenture on January 19, 2014. The parties agreed that the conversion price in the GV Debenture would not be impacted by the 1:1,000 stock split implemented by the Company on February 24, 2015 and will remain $0.0075273.

The Company has accrued $1,248 of interest expense in 2014 in connection with this note.

b) Note Payable

On December 31, 2012, the Company converted a payable in the amount of $155,542 to a note payable. The note bears annual interest at 10%, and was to mature on December 31, 2012. The Company has negotiated an extension to the maturity date until December 31, 2013. The note is currently in default: the Company will attempt to reach an amicable settlement with the counterparty. The balance at December 31, 2014 and December 31, 2013, including accrued interest, is $43,464 and $97,552, respectively. The note was reduced for revenue during the fiscal year December 31, 2014 from the note holder. The Company has accrued $4,475 of interest expense in 2014 in connection with this note.

c) Issuance of note payable to third party

On July 24, 2013, the Company entered into a Securities Purchase Agreement with a third party financing source ("Financer 1"), for the issuance of an 8% convertible note in the principal amount of $42,500 (the "July 2013 Note"), of which $2,500 was for legal fees associated with the transaction.  The financing closed on July 31, 2013.

The July 2013 Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on April 29, 2014.  The July 2013 Note is convertible into common stock, at Financer’s option, at the greater of a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion or $0.00009.  In the event the Company prepays the July 2013 Note in full, the Company is required to pay to Financer an amount in cash equal to all principal, interest and any other amounts owing multiplied by (i) 112% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 121% if prepaid 31 days following the closing through 60 days following the closing and (iii) 126% if prepaid 61 days following the closing through 90 days following the closing and (iv) 131% if prepaid 91 days following the closing through 120 days following the closing and (v) 136% if prepaid 121 days following the closing through 150 days following the closing and (vi) 141% if prepaid 151 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.   Financer has agreed to restrict its ability to convert the July 2013 Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock.   The total net proceeds the Company received from this offering were $42,500, less $2,500 in attorney’s fees. As of the date of the July 2013 Note, the Company is obligated on the Note issued to Financer in connection with the offering. The July 2013 Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company.  The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended  (the "Act") for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated there under since, among other  things,  the  transaction  did not involve a public  offering,  Financer is an accredited  investor, Financer had access to information about the Company  and their  investment,  Financer  took the  securities  for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

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

The June 2014 Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on maturity.  The June 2014 Note is convertible into common stock, at Financer’s option, at the greater of a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion or $0.00001.  In the event the Company prepays the June 2014 Note in full, the Company is required to pay to Financer an amount in cash equal to all principal, interest and any other amounts owing multiplied by (i) 112% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 121% if prepaid 31 days following the closing through 60 days following the closing and (iii) 126% if prepaid 61 days following the closing through 90 days following the closing and (iv) 131% if prepaid 91 days following the closing through 120 days following the closing and (v) 136% if prepaid 121 days following the closing through 150 days following the closing and (vi) 141% if prepaid 151 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

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

In 2014, the Company accrued $1,734 of interest expense in connection with the July 2013 and the June 2014 Note. As of December 31, 2014, the June 2014 Note is in default; the Company anticipates that Financier will convert their debt into common shares.

d) Third Party Note Payable

On May 13, 2014, the Company entered into an agreement with a third party financing source ("Financier 2"), for the issuance of an 8% convertible note in the principal amount of $147,625 (the "May 2014 Note").  In conjunction with the issuance of the May 2014 Note, an existing note holder (Rasel, owner of the Rasel Notes) agreed to have the proceeds of the May 2014 Note used to offset the amounts owed to them as evidenced by the Assignment of Convertible Debenture agreement dated May 12, 2014, between the holders of the Rasel Notes and Financier 2. The Assignment of Convertible Debenture agreement calls for the Financier 2 to make two payments of $73,813 each to the existing note holder (Rasel Notes). On May 13, 2014, the Financier 2 made the first payment to the existing note holder (Rasel Notes), however, Financier 2 defaulted on their obligation to make the second payment per the Assignment of Convertible Debenture agreement. As a result, the Company and Financier 2 have mutually agreed to release Financier 2 from its’ obligation for the second payment, and the other half of the note in the amount of $73,812 reverted back to Rasel.

The May 2014 Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on September 1, 2014.  The May 2014 Note is convertible into common stock, at Financer 2’s option, at the greater of a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion or $0.0001.

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

During the fiscal year ended December 31, 2014, Financier 2 converted 64,400 post-split (322,000,000 pre-split) shares at an average valuation of approximately $0.98 on a post-split basis. The Company has accrued $957 in interest expense in 2014 in connection with this note. As of December 31, 2014, the balance of the note including accrued interest is $8,592.

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

The` Company computed the fair value of the conversion feature at the commitment date, based on the following management assumptions:

Expected dividends	0%
Expected volatility	298%
Expected term: conversion feature	183 days
Risk free interest rate	0.11%

The fair value of the embedded conversion option on the commitment date was $7,238. The Company recorded a related debt discount of $7,238, which is amortized over the life of the debt. For the fiscal year ended December 31, 2014, the Company amortized $7,238 of debt discount.

At December 31, 2014, the Company remeasured the derivative liability and recorded a fair value of $0 due to the loan being in default. As a result of the remeasurement, the Company recorded a change in fair value associated with this derivative liability as income totaling $7,238 for the fiscal year ended December 31, 2014.

The Company does not believe that the debt is valid, but has accrued the notes on its financial statements to be conservative. The reason that it does not believe the Blackbridge Agreement to be valid is that the parties agreed at the time that the Blackbridge Agreement was signed that it would take 90-120 days to file an S-1 to register the shares needed for the equity line of credit and that such commitment fee would not be payable until such time. The Blackbridge Agreement states, however, that the Company has only 60 days from the date that the Agreement was signed to file an S-1 to register the shares, which the parties agreed was an impossible requirement to meet. The failure to meet that requirement was an event of default in the Blackbridge Agreement, and the counterparty, which could terminate the Blackbridge Agreement at its sole discretion, did not grant a waiver of this clause, despite knowing that that requirement was unrealistic, particularly given the Company’s thin cash position. The inability to register the shares within the required timeframe guaranteed the default of the Company under the Blackbridge Agreement from the outset. As such, the Company believes that said Agreement is null and void, because it lacked the capacity to perform under the Blackbridge.

In 2014, the Company accrued $2,451 of interest expense associated with this note. As of December 31, 2014, the Note is in default.

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

As of December 31, 2013, the entire debt discount has been amortized in the accompanying financial statements, and $20,000 of interest expense was accrued during the year ended December 31, 2013. An additional $43,561 of interest expense was accrued in fiscal year ended December 31, 2014.

In November 14, 2014 the Company and the holder of the Vulcan note entered into settlement agreement terminate any and all agreements between them and to resolve all disputes existing between them, which are the subject of Holder’s draft complaint which has yet to be filed, upon the terms and conditions of which the Company will issue the Holder post-split 1,000,000 shares of common stock (the “Settlement Shares”) at a cost basis of $0.12 per share representing aggregate consideration of $120,000 (the “Settlement Amount”). The stock certificate representing the Settlement Shares shall bear the standard 1933 Act restrictive legend. Holder, at its sole option, at any time prior to June 30, 2015, may convert the Settlement Shares into Series D Preferred Shares with a stated value of $120,000, a conversion price of $0.12 and liquidation and dividend rights to be determined.

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

Presentation and Basis of Financial Statements

The accompanying audited condensed consolidated financial statements include the accounts of Gopher Protocol Inc. and its wholly owned subsidiary, DirectJV Investments, Inc. (together “Gopher” or the Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

As required by U.S. GAAP for long-lived assets, the Company evaluates the fair value of its property and equipment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Any impairment of value is recognized when the carrying amount of the asset exceeds its fair value. There were no impairment losses for the fiscal years ended December 31, 2014 and 2013.

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

Treasury Stock

Treasury stock is recorded at cost. The re-issuance of treasury shares is accounted for on a first in, first-out basis and any difference between the cost of treasury shares and the re-issuance proceeds are charged or credited to additional paid-in capital. During 2011, the Company bought back 8 post-split shares (38,000 pre-split) shares of its own shares. On December 31, 2014, the Company returned 40,000 post-split shares (200,000,000 pre-split shares) to treasury in connection with the dissolution of the licensing agreement with Micrologic.

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

U.S. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur. Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that would likely be sustained under examination. The Company had no uncertain tax positions as of December 31, 2014, and is current in its tax filings.

The Company's federal income tax returns are no longer subject to examination by the IRS for the years prior to 2010, and the related state income tax returns are no longer subject to examination by state authorities for the years prior to 2010.

Revenue Recognition

The Company recognizes consulting fees when services have been rendered.

Share-Based Compensation

The Company calculates stock-based compensation expense including compensation expense for all share-based payment awards made to employees and directors including employee stock options, stock appreciation rights and restricted stock awards based on their estimated grant date fair values. The value of the portion of the award that is ultimately expected to vest is recognized as an expense on a straight-line basis over any required service period. No such expenses were recognized for the fiscal year ended December 31, 2014 and 2013.

Loss Per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or could otherwise cause the issuance of common stock, such as options, convertible notes and convertible preferred stock, were exercised or converted into common stock or could otherwise cause the issuance of common stock that then shared in loss. Such potential additional common shares are included in the computation of diluted earnings per share. Diluted loss per share has not been computed for the fiscal year ended December 31, 2014 and 2013 because any potential additional common shares would reduce the reported loss per share and therefore have an antidilutive effect.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 25, 2013 (the “Dismissal Date”), the Company advised Rosen, Seymour, Shapss, Martin & Company LLP (the “Former Auditor”) that it was dismissed as the Company’s independent registered public accounting firm.  The decision to dismiss the Former Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on April 25, 2013.  Except for the provision of a “Going Concern” opinion, the reports of the Former Auditor on the Company’s consolidated financial statements for the years ended December 31, 2013 and 2013, and did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

During the years ended December 31, 2013 and 2012, and through the Dismissal Date, the Company has not had any disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the Former Auditor’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s consolidated financial statements for such years.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective as of the end of the applicable period to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. This assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, other than the control weakness mentioned above, we believe that as of December 31, 2014 the Company’s internal control over financial reporting was not effective based on those criteria. There is a division of duties problem, caused by the fact that we are thinly staffed. The reason for this thin staffing level is that fact that we do not currently have a viable business with revenues and cash flow to support higher levels of staff.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fiscal years 2014 and 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Below are the names and certain information regarding our executive officers and directors:

Name	Age	Position with the Company

Igwekali Reginald Emmanuel	35	Chief Executive Officer, President, and Sole Director

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

Agreements with Officers and Directors

Effective January 2, 2012, Erik Klinger was appointed by the Company to serve as the Chief Financial Officer and a Director of the Company.  On May 20, 2013, Mr. Klinger also assumed the title of Chief Executive Officer, concurrent with Robert Price’s departure. On October 7, 2014, Andrew Cox was appointed by the Company to serve as the President, Chief Executive Officer, Secretary and Treasurer as well as Chairman of the Board of Directors of the Company. Erik Klinger resigned as an executive officer and director of the Company to pursue other interests. On November 7, 2014, Igwekali Reginald Emmanuel was appointed by the Company to serve as the President, Chief Executive Officer, Secretary and Treasurer as well as Chairman of the Board of Directors of the Company. Andrew Cox resigned as an executive officer and director of the Company to pursue other interests.

There is no understanding or arrangement between Mr. Emmanuel and any other person pursuant to which he was appointed as an executive officer and director. Mr. Emmanuel does not have any family relationship with any director, executive officer or person nominated or chosen by us to become a director or an executive officer. Mr. Emmanuel has not had direct or indirect material interest in any transaction or proposed transaction, in which the Company was or is a proposed participant, exceeding $120,000. Igwekali Reginald Emmanuel has held the positions of Registered Agent, Soccer Scouting Director and Soccer Academy Manager from 2009 through the present. Previously, Mr. Emmanuel was the Head of Marketing for Vatev Sports Company Grecce/Brazil. Mr. Emmanuel received a degree in Business Administration from Rivers State College Of Arts/Science Port Harcourt.

There are no known agreements with any current directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. During the fiscal year ended December 31, 2014, our Chief Executive Officer and Chief Financial Officer did not file the required reports under Section 16 as he does not own more than 10% of our common stock.

Code of Ethics

We have adopted a Code of Ethics that applies to all officers, directors and employees. The Company will provide to any person without charge a copy of such code of ethics upon written request to the Company at its registered offices.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth all compensation paid with respect of our Chief Executive Officer for the years ended December 31, 2014 and 2013.

Summary Compensation Table

Name and		Salary	Bonus	Restricted Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	( $)	($)	($)

Erik Klinger	2013	0	0	0	0	0	0	49,200	49,200
	2014	0	0	0	0	0	0	32,000	32,000

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole officer and director other than as described herein.

Igwekali Reginald Emmanuel was appointed as CEO, and he received no form of compensation for the years ended December 31, 2014 and 2013, respectively.

Director Compensation

Mr. Klinger’s total compensation was $81,200 over the two-year period from January 1, 2013 to December 31, 2014.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Stock Options ($)	Non-equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Erik Klinger		0	0	0	0	81,200	81,200

Outstanding Equity Awards at Fiscal Year-End

Other than the above disclosure there are no outstanding equity awards outstanding at December 31, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table identifies, as of April 15, 2015, the number and percentage of outstanding shares of Common Stock owned by (i) each person known to the Company who owns more than five percent of the outstanding Common Stock, (ii) each named executive officer and director, and (iii) and all executive officers and directors of the Company as a group:

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock (1)

Regina Kats (3)	14,280	12.3%
Igwekali Reginald Emmanuel (2)	0	0%
Michael D. Murray (3)	1,980	1.7%
Dan Rittman (3)	1,980	1.7%
Direct Communications, Inc. (3)	1,980	1.7%

All Officers and Directors as a Group	0	0%

(1) Beneficial ownership is determined in accordance with the Rule 13d-3(d)(1) of the Exchange Act, as amended and generally includes voting or investment power with respect to securities. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table. The above is based on 1,059,969 shares of common stock outstanding as of April 15, 2015.

(2) Officer and/or director of the Company.

(3) Represents shares of common stock issuable upon conversion of Series D Preferred Stock.

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

On December 20, 2011, effective January 2, 2012, Erik Klinger was appointed by the Company to serve as the Chief Financial Officer and a Director of the Company.   On October 7, 2014, Andrew Cox was appointed by the Company to serve as the President, Chief Executive Officer, Secretary and Treasurer as well as Chairman of the Board of Directors of the Company. Erik Klinger resigned as an executive officer and director of the Company to pursue other interests.

On November 7, 2014, Igwekali Reginald Emmanuel was appointed by the Company to serve as the President, Chief Executive Officer, Secretary and Treasurer as well as Chairman of the Board of Directors of the Company. Andrew Cox resigned as an executive officer and director of the Company to pursue other interests. There is no understanding or arrangement between Mr. Emmanuel and any other person pursuant to which he was appointed as an executive officer and director. Mr. Emmanuel does not have any family relationship with any director, executive officer or person nominated or chosen by us to become a director or an executive officer. Mr. Emmanuel has not had direct or indirect material interest in any transaction or proposed transaction, in which the Company was or is a proposed participant, exceeding $120,000. Igwekali Reginald Emmanuel has held the positions of Registered Agent, Soccer Scouting Director and Soccer Academy Manager from 2009 through the present. Prior to this, Mr. Emmanuel was the Head of Marketing for Vatev Sports Company Grecce/Brazil. Mr. Emmanuel received a degree in Business Administration from Rivers State College Of Arts/Science Port Harcourt.

Procedures for Approval of Related Party Transactions

Our Board of Directors is charged with reviewing and approving all potential related party transactions.  All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

Igwekali Reginald Emmanuel was appointed Chief Executive Officer on November 7, 2014 – and serves as the sole director of the Company, and is therefore not considered independent as of the date of this filing.

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

Audit Fees

For the Company’s fiscal year ended December 31, 2014, we were billed $19,250, and for the year ended December 31, 2013, we were billed approximately $9,620 by our current auditor for professional services rendered for the review of our financial statements.

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

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2014 and 2013.

Tax Fees

We incurred no fees to an accountant for tax advice and tax compliance services during the fiscal years ended December 31, 2014 and 2013, respectively.

All Other Fees

The Company did not incur any other fees related to services rendered by our current and/or former auditor for the years ended December 31, 2014 and 2013.

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

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors.

ITEM 15. EXHIBITS

(a) EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation of Forex International Trading Corp. (6)
3.2	Bylaws of Forex International Trading Corp. (6)
3.3	Certificate of Designation for Series A Preferred Stock (14)
3.4	Certificate of Designation for Series B Preferred Stock (21)
3.5	Certificate of Designation – Series C Preferred Stock (22)
3.6	Amendment to the Certificate of Designation for the Series B Preferred Stock (25)
3.7	Amendment to the Certificate of Designation for the Series C Preferred Stock(25)
3.8	Certificate of Change filed pursuant to NRS 78.209 (31)
3.9	Articles of Merger filed pursuant to NRS 92.A.200 (31)
4.1	Convertible Promissory Note issued by the Company to ATL dated July 8, 2010 (3)
4.2	Secured and Collateralized Promissory Note issued by ATL to the Company dated July 8, 2010 (3)
4.3	Collateral and Security Agreement by and between Forex International Trading Group and ATL dated July 7, 2010 (3)
4.4	Promissory Note issued to Rasel Ltd. Dated October 6, 2009(7)
4.5	Promissory Note issued to Rasel Ltd. Dated October 20, 2009 (7)
4.6	Letter Agreement between Rasel Ltd. and Forex International Trading Corp. dated January 22, 2011 (8)
4.7	Letter Agreement by and between Forex International Trading Group and ATL dated November 8, 2010(9)

4.8	6% Convertible Note issued to APH (11)
4.9	6% Convertible Debenture issued to HAM dated April 5, 2011 (14)
4.10	Promissory Note dated November 30, 2011 issued to Cordellia d.o.o. in the amount of $1,000,000 (18)
4.11	$500,000 Convertible Promissory Note issued by Forex International Trading Corp. (23)
4.12	$400,000 Secured and Collateralized Promissory Note issued by Vulcan Oil & Gas Inc. (23)
4.13	Securities Purchase Agreement dated July 24, 2013 entered with Asher Enterprise Inc. (26)
4.14	Convertible Promissory Note issued to Asher Enterprises Inc. (26)
4.15	10% Convertible Debenture issued to GV Global Communications Inc. (30)
4.16	Amendment to 10% Convertible Promissory Debenture held by GV Global Communications, Inc. (32)
4.17	Series D Preferred Stock Certificate of Designation (32)
10.1	Software Licensing Agreement dated April 12, 2010, by and between Forex International Trading Corp and Triple (1)
10.2	Employment Agreement dated April 23, 2010, by and between Forex International Trading Corp and Darren Dunckel (2)
10.3	Letter Agreement by and between Forex International Trading Corp. and Anita Atias, dated July 29, 2010 (4)
10.4	Letter Agreement by and between Forex International Trading Corp. and Stewart Reich, dated July 29, 2010 (4)
10.5	Letter Agreement by and between Forex International Trading Corp. and Mr. William Glass, dated August 6, 2010 (5)
10.6	Share Exchange Agreement by and between Forex International Trading Corp. and APH (10)
10.7	Letter Agreement by and between Forex International Trading Corp., APH, Medirad Inc. and Rasel Ltd. (11)
10.8	Letter Amendment by and between Forex International Trading Corp. and William Glass, dated March 4, 2011 (13)
10.9	Letter Amendment by and between Forex International Trading Corp. and Stewart Reich, dated March 4, 2011 (13)
10.10	Employment Agreement by and between Forex International Trading Corp. and Liat Franco, dated March 7, 2011 (13)
10.11	Agreement between Forex International Trading Corp. and APH dated April 5, 2011 (14)
10.12	Conversion Agreement between MP and Forex International Trading Corp. dated April 5, 2011 (14)
10.13	Share Exchange Agreement between Forex International Trading Corp. and dated April 5, 2011 (14)
10.14	Agreement to Unwind and Mutual Release dated as of July 11, 2011 by and between Forex International Trading Corp., Forex NYC and Wheatley Investment Agreement by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)
10.15	Registration Rights Agreement with Centurion by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)
10.16	Intentionally Left Blank
10.17	Settlement Agreement by and between Forex International Trading Corp., A.T. Limited, Watford Holding Inc. and James Bay Holdings, Inc. dated November 1, 2011 (17)
10.18	Settlement and Foreclosure Agreement between Forex International Trading Corp., AP Holdings Limited, H.A.M Group Limited and Cordellia d.o.o.(18)
10.19	Annulment of Share Purchase Agreement dated December 5, 2011 between Triple 8 Limited, AP Holdings Limited, H.A.M Group Limited and 888 Markets (Jersey) Limited (18)
10.20	Promissory Note issued to Forex International Trading Corp. dated December 13, 2011 (19)
10.21	Stock Pledge Agreement executed by Fortune Market Media Inc. dated December 13, 2011 (19)
10.22	Conversion Agreement between the Company and GV Global Communications, Inc. (22)
10.23	Agreement by and between and Direct JV Investments Inc., Forex International Trading Corporation and Vulcan Oil & Gas Inc. dated January 7, 2013 (23)
10.24	Evaluation License Agreement dated September 2, 2013, by and between Forex International Trading Corp and Micrologic Design Automation, Inc. (27)
10.25	Letter Agreement dated January 2, 2014, by and between Forex International Trading Corp and Micrologic Design Automation, Inc. (28)
10.26	Settlement Agreement by and between Forex International Trading Corp. and Leova Dobris dated November 14, 2014 (29)
10.27	Exchange Agreement by and between Forex International Trading Corp. and Vladimir Kirish dated January 22, 2015 (30)
10.28	Exchange Agreement by and between Forex International Trading Corp. and GV Global Communications Inc. dated January 22, 2015 (30)
10.29	Agreement by and between Forex International Trading Corp. and Fleming PLLC dated January 22, 2015 (30)
10.30	Territorial License Agreement dated March 4, 2015, by and between Gopher Protocol Inc. and Hermes Roll LLC (32)
21.1	List of Subsidiaries (24)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2010
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 28, 2010
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 13, 2010
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 3, 2010
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 9, 2010
(6)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 9, 2009.
(7)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on November 2, 2009.
(8)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on January 29, 2010.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 22, 2010
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 17, 2010
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2011
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 2, 2011
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 9, 2011
(14)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 6, 2011
(15)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 20, 2011
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 29, 2011
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 9, 2011
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 12, 2011
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 16, 2011
(20)	Incorporated by referenced to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 13, 2012
(21)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 14, 2012
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 27, 2012.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 9, 2013.
(24)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2013.
(25)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 20, 2012.
(26)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 1, 2013.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 4, 2013.
(28)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2014.
(29)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 20, 2014
(30)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 27, 2015
(31)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 18, 2015
(32)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 12, 2015

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

GOPHER PROTOCOL, INC. (Registrant)

Date: April 15, 2015	By:	/s/ Igwekali Reginald Emmanuel
Igwekali Reginald Emmanuel
Chief Executive Officer
and Sole Director (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Igwekali Reginald Emmanuel	Igwekali Reginald Emmanuel	CEO and Sole Director	April 15, 2015
(Principal Executive, Financial and Accounting Officer)

GOPHER PROTOCOL INC.

f/k/a Forex International Trading Corp.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

ALAN R. SWIFT, CPA, P.A.

CERTIFIED PUBLIC ACCOUNTANT AND CONSULTANT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Gopher Protocol, Inc.
f/k/a Forex International Trading Corp. and Subsidiary

We have audited the accompanying consolidated balance sheets of Gopher Protocol, Inc. f/k/a/ Forex International Trading Corp. and Subsidiary as of December 31, 2014 and 2013, and the related consolidated statement of operations, changes in stockholders' (deficiency)/equity, and cash flows for each of the years in the two-year period ended December 31, 2014 and 2013. Gopher Protocol, Inc. f/k/a Forex International Trading Corp. and Subsidiary's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gopher Protocol, Inc. f/k/a Forex International Trading Corp. and Subsidiary as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Gopher Protocol, Inc. f/k/a Forex International Trading Corp. and Subsidiary will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, Gopher Protocol, Inc. f/k/a Forex International Trading Corp. and Subsidiary has suffered recurring losses, and has an accumulated deficit of $2,412,030 as of December 31, 2014. This raises substantial doubt about Gopher Protocol, Inc. f/k/a Forex International Trading Corp. and Subsidiary's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

A. Swift CPA PA

Alan R. Swift, CPA, P.A.
Certified Public Accountants and Consultants

Palm Beach Gardens, Florida
April 11, 2015

800 VILLAGE SQUARE CROSSING, SUITE 118, PALM BEACH GARDENS, FL 33410
PHONE (561) 656-0818 FAX (561) 658-0245
www.aswiftcpa.com

 GOPHER PROTOCOL, INC.

f/k/a FOREX INTERNATIONAL TRADING CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013

ASSETS

Current assets:
Cash and cash equivalents	$-	$-
Note and short-term receivables	-	440,000
Prepaid expenses	-	-
Total current assets	-	440,000

Property and equipment, net	3,393	5,034

Other assets	-	600,000

Total assets	$3,393	$1,045,034

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)

Current liabilities:
Accounts payable and accrued expenses	$203,916	$123,797
Bank overdraft	24	17
Notes payable and accrued interest	251,748	807,324
Total current liabilities	455,688	931,138

Total liabilities	455,688	931,138

Contingencies

Stockholders' equity/(deficiency):

Series B Preferred stock, $0.00001 par value, 20,000,000 shares authorized; 45,000 shares issued as of December 31, 2014 and December 31, 2013, respectively	-	-

Series C Preferred stock, $0.00001 par value, 10,000 shares authorized; 700 and 8,470 shares issued as of December 31, 2014 and December 31, 2013, respectively	-	-
Common stock, $0.00001 par value, 2,000,000,000 shares authorized; 115,672 and 49,461 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	1	-
Treasury stock, at cost; 40,008 and 8 shares as of December 31, 2014 and December 31, 2013, respectively	(611,059)	(11,059)
Additional paid-in capital	2,570,793	2,241,416
Accumulated deficit	(2,412,030)	(2,116,461)

Total stockholders' equity/deficiency	(452,295)	113,896

Total liabilities and stockholders' equity/deficiency	$3,393	$1,045,034

The accompanying notes are an integral part of these consolidated financial statements.

GOPHER PROTOCOL, IN.C
f/k/a FOREX INTERNATIONAL TRADING CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

	Fiscal year ended December 31,
	2014	2013

Revenues:
Income from consulting activities	$120,000	$100,000
Total revenues	120,000	100,000
General and administrative expenses	364,705	201,569
Loss from operations	(244,705)	(101,569)
Other income (expenses):
Interest income	48,789	40,893
Interest expense	(54,426)	(32,853)
Amortization of debt discount	(7,238)	(100,000)
Loss on settlement of debt	(45,227)	-
Loss on writeoff of notes receivable		(98,248)
Change in fair market value of derivative liability	7,238	-
Total other income (expenses)	(50,864)	(190,208)
Loss before income taxes
Provisions for income tax expense	-	-
Net loss	$(295,569)	$(291,777)
Net loss per share:
Basic and diluted	$(2.88)	$(35.91)
Weighted average number of common shares outstanding:
Basic and diluted	102,771	8,126

The accompanying notes are an integral part of these consolidated financial statements.

GOPHER PROTOCOL, INC.
f/k/a FOREX INTERNATIONAL TRADING CORP.

CONSOLIDATED STATEMENTS OFCHANGES IN STOCKHOLDERS’ (DEFICIENCY) / EQUITY

YEARS ENDED DECEMBER 31, 2014 and 2013

	Series B		Series C						Series C
	Convertible Preferred		Convertible Preferred						Convertible Preferred
	Stock		Stock		Common Stock		Treasury stock		Stock	Common Stock	Common Stock
									Additional Paid	Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	In Capital	Deficit	Total
Balances at December 31, 2012	45,000	$-	10,000	$-	7,778	$-	8	$(11,059)	$222,340	$1,419,076	$(1,824,684)	(416,667)
Conversion of Series C Preferred Stock to Common Stock	-		(1,530)		1,683	-			(34,018)	34,018		-
Common Stock issued in exchange for Licensure Agreement					40,000	-				600,000		600,000
Net loss for the year ended December 31, 2013											(291,777)	(291,777)

Balances at December 31, 2013	45,000	$-	8,470	$-	49,461	$-	8	$(11,059)	$188,322	$2,053,094	$(2,116,461)	$113,896

Conversion of Series C Preferred Stock to Common Stock	-		(7,770)		12,910	-			(172,758)	172,758		-
Common stock issued for commitment fee					18,000	-				99,000		99,000
Conversion of Series C Preferred Stock to Common Stock					4,204	-				-		-
Conversion of note payable to common stock					6,399	-				44,200		44,200
Conversion of note payable to common stock					64,400	1				66,177		66,178
Common stock issued in connection in connection with the cancellation of debt and receivable					200	-				120,000		120,000
Repurchased shares					(40,000)	-	40,000	(600,000)				(600,000)
Shares issued in connection with reverse stock split					98	-	-	-		-		-
Net loss for the year ended December 31, 2014											(295,569)	(295,569)
Balances at December 31, 2014	45,000	$-	700	$-	115,672	1	40,008	(611,059)	15,564	2,555,229	(2,412,030)	(452,295)

The accompanying notes are an integral part of these consolidated financial statements.

GOPHER PROTOCOL, INC.
f/k/a FOREX INTERNATIONAL TRADING CORP.

CONSOLIDATED STATEMENTS OFCASH FLOWS

	For the fiscal year ended December 31,
	2014	2013

Cash Flows From Operating Activities:
Net loss	$(295,569)	$(291,777)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	1,641	3,383
Stock issued for services	99,000	-
Amortization of debt discount	7,238	100,000
Loss on settlement of Vulcan note	45,227	-
Change in fair market value of derivative liability	(7,238)	-
Bad debt expense	-	98,248
Changes in assets and liabilities:
Prepaid expenses	-	10,845
Accrued interest on notes receivable	(48,789)	(40,893)
Accounts payable and accrued expenses	80,119	34,842
Accrued interest on notes payable	54,426	32,853
Net cash used in operating activities	(63,945)	(52,499)

Cash flows from investing activities:

Net cash provided by investing activities	-	-

Cash flows from financing activities:
Payments made on a note payable	(58,562)	-
Cash inflow from “changes in bank overdraft”	7	17
Proceeds from issuance of convertible debt	122,500	42,500
Proceeds from note payable	-	9,364

Net cash provided by financing activities	63,945	51,881

Net decrease in cash and cash equivalents	-	(618)

Cash and cash equivalents, beginning of year	-	618

Cash and cash equivalents, end of year	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH ACTIVITIES:

Reclassification of par value for reverse stock split	$(5,778)	$-
Reduction of note payable through conversion	$(110,378)	$-
Share issuance to acquire Micrologic license	$-	$600,000
Shares returned to treasury	$(600,000)	$-
Issuance of shares to cancel Vulcan debt debt	$120,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

GOPHER PROTOCOL, INC.

f/k/a FOREX INTERNATIONAL TRADING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 and 2013

Note 1 - Organization and Nature of Business

Gopher Protocol, Inc., (f/k/a Forex International Trading Corp.) (the "Company", "we", "us", "our" or "Gopher") was incorporated on July 22, 2009, under the laws of the State of Nevada and is headquartered in Perris, California. On September 9, 2009, the Company filed a Form S-1 Registration Statement to provide for the registration of securities under the Securities Act of 1933. Currently and going forward the company is a consumer heuristic technology platform that connects consumers with the products or services they need. In the past it had been principally engaged in offering consulting for foreign currency market trading to non-US resident clients, professionals and retail clients

On May 1, 2014, the Company stock was moved from OTCQB to OTC Pink Sheets due to the new OTCQB $.01 closing bid price requirement. From May1, 2014 to July 18, 2014, the Company stock traded both on OTCBB and on OTC Pink Sheets. On July 18, 2014, the last broker quoting the Company stock on the OTCBB had removed their quote, resulting in the company no longer trading on OTCBB from that date.

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

In September of 2014, the Company filed an amended Certificate of Incorporation with the Secretary of State of Nevada to increase the authorized shares to 2,000,000,000 shares. In October of 2014, the Company implemented a 1-5,000 reverse split, with no fractional shares allowed.

In February of 2015, the Company filed Articles of Merger (the “Articles”) with the Secretary of the State of Nevada to effectuate a name change. The Articles were filed to effectuate a merger between Gopher Protocol, Inc., a Nevada corporation and a wholly owned subsidiary of Forex International Trading Corp., with Forex International Trading Corp. being the surviving entity. As a result, the Company’s name changed from “Forex International Trading Corp.” to “Gopher Protocol, Inc.”

Note 2 - Summary of Significant Accounting Policies

Presentation and Basis of Financial Statements

The accompanying consolidated financial statements include the accounts of Gopher Protocol, Inc. (f/k/a Forex International Trading Corp.), and its wholly-owned subsidiary, DirectJV Investments, Inc. (together “Gopher” or the Company”), and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include depreciable lives of property and equipment, valuation of beneficial conversion feature debt discounts, valuation of derivatives, valuation of share-based payments and the valuation allowance on deferred tax assets.

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

GOPHER PROTOCOL, INC.

f/k/a FOREX INTERNATIONAL TRADING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 and 2013

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

As required by U.S. GAAP for long-lived assets, the Company evaluates the fair value of its property and equipment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Any impairment of value is recognized when the carrying amount of the asset exceeds its fair value. There were no impairment losses for the fiscal year ended December 31, 2014 and 2013.

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

Treasury Stock

Treasury stock is recorded at cost. The re-issuance of treasury shares is accounted for on a first in, first-out basis and any difference between the cost of treasury shares and the re-issuance proceeds are charged or credited to additional paid-in capital. During 2011, the Company bought back 8 post-split shares (38,000 pre-split) shares of its own shares. On December 31, 2014, the Company returned 40,000 post-split shares (200,000,000 pre-split shares) to treasury in connection with the dissolution of the licensing agreement with Micrologic.

Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”) Income Taxes. Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount of tax benefits expected to be realized.

U.S. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur. Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that would likely be sustained under examination. The Company had no uncertain tax positions as of December 31, 2014.

The Company's federal income tax returns are no longer subject to examination by the IRS for the years prior to 2010, and the related state income tax returns are no longer subject to examination by state authorities for the years prior to 2010.

Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”). Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. We had revenue of $120,000 and $100,000 for the years ended December 31, 2014 and 2013, respectively.

During the year ended December 31, 2014, 100% of the Company’s revenue was related to consulting services provided to one company in the foreign exchange business.

GOPHER PROTOCOL, INC.

f/k/a FOREX INTERNATIONAL TRADING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 and 2013

Share-Based Compensation

In December 2004, the FASB issued FASB Accounting Standards Codification No. 718, Compensation – Stock Compensation. Under FASB Accounting Standards Codification No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively. No such expenses were recognized for the fiscal year ended December 31, 2014 and 2013.

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

Earnings (Loss) Per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. Because of the Company’s net losses, the effects of stock options, convertible notes, and convertible preferred stock would be anti-dilutive and accordingly, is excluded from the computation of earnings per share. Diluted loss per share has not been computed for the fiscal year ended December 31, 2014 and 2013 because any potential additional common shares would reduce the reported loss per share and therefore have an antidilutive effect.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company's net loss or cash flow.

Note 3 - Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net loss of $295,569 and used cash in operating activities of $63,945 for the year ended December 31, 2014. The Company had a working capital deficit of $455,688, stockholders’ deficit of $452,295 and accumulated deficit of $2,412,030, respectively, at December 31, 2014. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements have been prepared assuming that the Company will continue to function as a going concern, and do not include adjustments that might result from the outcome of this uncertainty. Based on the Company’s operating plan, existing working capital at December 31, 2014 was insufficient to meet cash requirements to support Company operations through December 31, 2015.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

GOPHER PROTOCOL, INC.

f/k/a FOREX INTERNATIONAL TRADING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 and 2013

Note 4 - Investments, Acquisitions, and Divestiture

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

The Forex Note maturity date is December 31, 2013, and was extended by the Company for an additional one year at which point the 4% interest rate will increase to 10% per annum. The Forex Note is currently in default. The Forex Note conversion price is the Variable Conversion Price, which is defined as 50% multiplied by the average of the lowest three trading prices of the Company's common stock on the OTCBB during the 10-day trading period ending on the latest complete day of trading on the OTCBB prior to the date of conversion. The Variable Conversion Price cannot be less than $0.002. At no time will Vulcan convert any amount of the Forex Note into common stock that would result in Vulcan owning more than 4.9% of the common stock outstanding of the Company.

The Vulcan Note has a 10% one-time interest charge on the principal sum. The interest rate will be increased by an additional 4% per annum (e.g. 14% per annum) in the event the principal is not paid by the December 31, 2014 maturity date.

In November 2014 the Company and the holder of the Vulcan note entered into settlement agreement terminate any and all agreements between them and to resolve all disputes existing between them, which are the subject of Holder’s draft complaint which has yet to be filed, upon the terms and conditions of which the Company will issue the Holder 1,000,000 shares of common stock (the “Settlement Shares”) at a cost basis of $0.12 per share representing aggregate consideration of $120,000 (the “Settlement Amount”). The stock certificate representing the Settlement Shares shall bear the standard 1933 Act restrictive legend. Holder, at its sole option, at any time prior to June 30, 2015, may convert the Settlement Shares into Series D Preferred Shares with a stated value of $120,000, a conversion price of $0.12 and liquidation and dividend rights to be determined. As of December 31, 2014, the note and accrued interest balance was $0.

Note 5 - Notes and Short-term Receivables

At December 31, 2013, the Company had a receivable from Vulcan which had a balance of $440,000, which included $40,000 of accrued interest. In November 2014 the Company and the holder of the Vulcan note entered into settlement agreement terminate any and all agreements between them and to resolve all disputes existing between them, which are the subject of Holder’s draft complaint which has yet to be filed, upon the terms and conditions of which the Company will issue the Holder 1,000,000 shares of common stock (the “Settlement Shares”) at a cost basis of $0.12 per share representing aggregate consideration of $120,000 (the “Settlement Amount”). The stock certificate representing the Settlement Shares shall bear the standard 1933 Act restrictive legend. Holder, at its sole option, at any time prior to June 30, 2015, may convert the Settlement Shares into Series D Preferred Shares with a stated value of $120,000, a conversion price of $0.12 and liquidation and dividend rights to be determined. The Company recognized the expense for the loss associated with the conversion of the note receivable and note payable to Vulcan in the amount of $45,227.

Note 6 - Property and Equipment, Net

Property and equipment consisted of the following as of December 31, 2014 and 2013:

	Estimated
	Useful
	Lives	2014	2013
Computers and equipment	3 years	$12,539	$12,539
Furniture	7 years	9,430	9,430
		21,969	21,969
Less accumulated depreciation		18,576	16,935
		$3,393	$5,034

Depreciation expense was $1,641 and $3,383 for the fiscal year ended December 31, 2014 and 2013, respectively.

GOPHER PROTOCOL, INC.

f/k/a FOREX INTERNATIONAL TRADING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 and 2013

Note 7 - Other Assets

Websites development, net

On April 19, 2010, the Company entered into a Software Licensing Agreement whereby the Company licensed proprietary trading software (the “Software”) for the purpose of developing a Forex Trading Platform and introducing prospective clients (“End Users”). In return, the Company received a newly created website, at cost of $105,359. The cost of the website includes the vendor’s normal set-up fee plus payroll costs and consulting fees incurred by the Company relating to the development of internal use software. The total cost of $105,359 cost was capitalized and is being amortized over a two-year life. The asset has been fully amortized as of December 31, 2012.

License agreement

On January 2, 2014, and effective December 31, 2013, the Company and Micrologic Design Automation, Inc. ("MDA") signed a letter agreement whereby MDA provided for a perpetual, royalty free, exclusive license of the Licensed Technology, as defined in the Evaluation License Agreement dated September 1, 2013. In connection with this agreement, the Company agreed to issue 40,000 post-split (200,000,000 pre-split) shares of common stock having a value of $600,000 based upon recent market value ($0.003/shares). On or about January 5, 2015, effective December 31, 2014, the Company and MDA signed cancelation agreement in connection with ELA. MDM returned its stock certificate and the Company returned it to transfer agent for cancelation.

Note 8 – Notes and Convertible Notes Payable

At December 31, 2014 and 2013, notes payable and accrued interest consisted of:

	December 31,	December 31,
	2014	2013
Notes payable and accrued interest - Rasel	$73,282	$145,847	a.
Note payable and accrued interest - Glendon	43,464	97,552	b.
Note payable and accrued interest - Third Party Financier 1	33,959	43,925	c.
Note payable and accrued interest - Third Party Financier 2	8,592		d.
Note payable and accrued interest - Blackbridge	92,451		e.
Note payable and accrued interest - Vulcan (net of debt discount of $0 and $100,000 as of December 31, 2014 and December 31, 2013, respectively)	-	520,000	f.

	$251,748	$807,324

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

On January 22, 2010, the Company signed a note payable for $50,000 payable to Rasel due on October 30, 2011, bearing interest at 4% per annum. These proceeds were used for working capital and expenditures. On January 22, 2010, the Company signed an amendment to extend the maturity date of the promissory notes in the amount of $25,000 and $50,000 dated October 6, 2009 and October 20, 2009, respectively, to October 30, 2011. On March 2, 2011, the Company and Rasel agreed to extend the maturity of all notes to December 31, 2012, in consideration of adding a conversion feature to the notes with either a 5% discount to the market price or a fixed price of $0.60. The extension of maturity was effective as of December 30, 2010. Approximately 50% of the note and accrued interest balance at December 31, 2013 ($73,813) was paid off in 2014 by Financier 2. The Company has accrued $1,248 of interest expense in 2014 in connection with this note.

GOPHER PROTOCOL, INC.

f/k/a FOREX INTERNATIONAL TRADING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 and 2013

b) Note Payable

On December 31, 2012, the Company converted a payable in the amount of $155,542 to a note payable. The note bears annual interst at 10%, and was to mature on December 31, 2012. The Company has negotiated an extension to the maturity date until December 31, 2013. The note is currently in default: the Company will attempt to reach an amicable settlement with the counterparty. The balance at December 31, 2014 and December 31, 2013, including accrued interest, is $43,464 and $97,552, respectively. The note was reduced for revenue during the fiscal year December 31, 2014 from the note holder. The Company has accrued $4,475 of interest expense in 2014 in connection with this note.

c) Issuance of note payable to third party

On July 24, 2013, the Company entered into a Securities Purchase Agreement with a third party financing source ("Financer 1"), for the issuance of an 8% convertible note in the principal amount of $42,500 (the "July 2013 Note"), of which $2,500 was for legal fees associated with the transaction.  The financing closed on July 31, 2013.

The July 2013 Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on April 29, 2014.  The July 2013 Note is convertible into common stock, at Financer’s option, at the greater of a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion or $0.00009.  In the event the Company prepays the July 2013 Note in full, the Company is required to pay to Financer an amount in cash equal to all principal, interest and any other amounts owing multiplied by (i) 112% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 121% if prepaid 31 days following the closing through 60 days following the closing and (iii) 126% if prepaid 61 days following the closing through 90 days following the closing and (iv) 131% if prepaid 91 days following the closing through 120 days following the closing and (v) 136% if prepaid 121 days following the closing through 150 days following the closing and (vi) 141% if prepaid 151 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.   Financer has agreed to restrict its ability to convert the July 2013 Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock.   The total net proceeds the Company received from this offering were $42,500, less $2,500 in attorney’s fees. As of the date of the July 2013 Note, the Company is obligated on the Note issued to Financer in connection with the offering. The July 2013 Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company.  The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended  (the "Act") for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated there under since, among other  things,  the  transaction  did not involve a public  offering,  Financer is an accredited  investor, Financer had access to information about the Company  and their  investment,  Financer  took the  securities  for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

In April 2014, Financier converted the entire remaining note balance, and released the company from its debt, which is a zero balance. In June of 2014, the Company issued another note to the Financier payable for $32,500 (“June 2014 Note”), of which $2,500 was for legal fees associated with the transaction. The terms of the new note were similar to the terms described above, with a maturity of March 5, 2015.

The June 2014 Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on maturity.  The June 2014 Note is convertible into common stock, at Financer’s option, at the greater of a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion or $0.00001.  In the event the Company prepays the June 2014 Note in full, the Company is required to pay to Financer an amount in cash equal to all principal, interest and any other amounts owing multiplied by (i) 112% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 121% if prepaid 31 days following the closing through 60 days following the closing and (iii) 126% if prepaid 61 days following the closing through 90 days following the closing and (iv) 131% if prepaid 91 days following the closing through 120 days following the closing and (v) 136% if prepaid 121 days following the closing through 150 days following the closing and (vi) 141% if prepaid 151 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

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

GOPHER PROTOCOL, INC.

f/k/a FOREX INTERNATIONAL TRADING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 and 2013

In 2014, the Company accrued $1,734 of interest in connection with the July 2013 Note and the June 2014 Note. As of December 31, 2014, the June 2014 Note is in default.

d) Third Party Note Payable

On May 13, 2014, the Company entered into an agreement with a third party financing source ("Financier 2"), for the issuance of an 8% convertible note in the principal amount of $147,625 (the "May 2014 Note").  In conjunction with the issuance of the May 2014 Note, an existing note holder (Rasel, owner of the Rasel Notes) agreed to have the proceeds of the May 2014 Note used to offset the amounts owed to them as evidenced by the Assignment of Convertible Debenture agreement dated May 12, 2014, between the holders of the Rasel Notes and Financier 2. The Assignment of Convertible Debenture agreement calls for the Financier 2 to make two payments of $73,813 each to the existing note holder (Rasel Notes). On May 13, 2014, the Financier 2 made the first payment to the existing note holder (Rasel Notes), however, Financier 2 defaulted on their obligation to make the second payment per the Assignment of Convertible Debenture agreement. As a result, the Company and Financier 2 have mutually agreed to release Financier 2 from its’ obligation for the second payment, and the other half of the note in the amount of $73,812 reverted back to Rasel.

The May 2014 Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on September 1, 2014.  The May 2014 Note is convertible into common stock, at Financer 2’s option, at the greater of a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion or $0.0001.

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

During the fiscal year ended December 31, 2014, Financier 2 converted 64,400 post-split (322,000,000 pre-split) shares at an average valuation of approximately $0.98 on a post-split basis. The Company has accrued $957 in interest expense in 2014 in connection with this note. As of December 31, 2014, the balance of the note including accrued interest is $8,592.

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

The` Company computed the fair value of the conversion feature at the commitment date, based on the following management assumptions:

Expected dividends	0%
Expected volatility	298%
Expected term: conversion feature	183 days
Risk free interest rate	0.11%

The fair value of the embedded conversion option on the commitment date was $7,238. The Company recorded a related debt discount of $7,238, which is amortized over the life of the debt. For the fiscal year ended December 31, 2014, the Company amortized $7,238 of debt discount.

At December 31, 2014, the Company remeasured the derivative liability and recorded a fair value of $0 due to the loan being in default. As a result of the remeasurement, the Company recorded a change in fair value associated with this derivative liability as income totaling $7,238 for the fiscal year ended December 31, 2014.

GOPHER PROTOCOL, INC.

f/k/a FOREX INTERNATIONAL TRADING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 and 2013

The Company does not believe that the debt is valid, but has accrued the notes on its financial statements to be conservative. The reason that it does not believe the Blackbridge Agreement to be valid is that the parties agreed at the time that the Blackbridge Agreement was signed that it would take 90-120 days to file an S-1 to register the shares needed for the equity line of credit and that such commitment fee would not be payable until such time. The Blackbridge Agreement states, however, that the Company has only 60 days from the date that the Agreement was signed to file an S-1 to register the shares, which the parties agreed was an impossible requirement to meet. The failure to meet that requirement was an event of default in the Blackbridge Agreement, and the counterparty, which could terminate the Blackbridge Agreement at its sole discretion, did not grant a waiver of this clause, despite knowing that that requirement was unrealistic, particularly given the Company’s thin cash position. The inability to register the shares within the required timeframe guaranteed the default of the Company under the Blackbridge Agreement from the outset. As such, the Company believes that said Agreement is null and void, because it lacked the capacity to perform under the Blackbridge.

In 2014, the Company accrued $2,451 of interest expense associated with this note. As of December 31, 2014, the Note is in default.

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

As of December 31, 2013, the entire debt discount has been amortized in the accompanying financial statements, and $20,000 of interest expense was accrued during the year ended December 31, 2013. An additional $43,561 of interest expense was accrued in fiscal year ended December 31, 2014. The Company is negotiating an offset of the Forex Note against the note receivable from Vulcan as final satisfaction, and will recognize a gain or loss on its financial statements at that time.

On November 14, 2014 the Company and the holder of the Vulcan note entered into settlement agreement terminate any and all agreements between them and to resolve all disputes existing between them, which are the subject of Holder’s draft complaint which has yet to be filed, upon the terms and conditions of which the Company will issue the Holder post-split 1,000,000 shares of common stock (the “Settlement Shares”) at a cost basis of $0.12 per share representing aggregate consideration of $120,000 (the “Settlement Amount”). The stock certificate representing the Settlement Shares shall bear the standard 1933 Act restrictive legend. Holder, at its sole option, at any time prior to June 30, 2015, may convert the Settlement Shares into Series D Preferred Shares with a stated value of $120,000, a conversion price of $0.12 and liquidation and dividend rights to be determined.

Note 9 - Income Taxes

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

The Company had net operating loss carryforwards of $2,106,246 at December 31, 2014. These net operating loss carryforwards may be limited in accordance with Section 382 of the Internal Revenue Code of 1986, as amended, based on certain changes in ownership that have occurred and that could occur in the future.

GOPHER PROTOCOL, INC.

f/k/a FOREX INTERNATIONAL TRADING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 and 2013

The tax effects (computed at 40%) of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

		Current
		Period
	2013	Changes	2014
Deferred tax assets:
Net operating loss carryforwards	$724,271	118,228	$842,499
Valuation allowance	(724,271)	(118,228)	(842,499)
Net deferred tax assets	$-	$-	$-

A reconciliation of income benefit provided at the federal statutory rate of 34% to income tax benefit is as follows:

	2014	2013
Income tax benefit computed at federal statutory rate	34%	34%
State taxes, net of federal tax benefit	6%	6%
Valuation allowance	-40%	-40%
Effective tax rate	0%	0%

Note 10 - Stockholders’ Equity

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

In September of 2014, the Company filed an amended Certificate of Incorporation with the Secretary of State of Nevada to increase the authorized shares to 2,000,000,000 shares.

In October 3, 2014, the Company implemented a 1-5,000 reverse split, with no fractional shares allowed.

The Company has 2,000,000,000 authorized shares of its $0.00001 par value common stock and 20,000,000 shares of its $0.00001 par value Preferred Stock Series B as of December 31, 2014 and 2013, respectively.

Common Shares:

On September 2, 2013, effective September 1, 2013, the Company entered into an Evaluation License Agreement (the "ELA") with Micrologic Design Automation, Inc. ("MDA"), pursuant to which MDA temporarily licensed to the Company, on a non-exclusive and royalty-free basis, certain technology and related materials for any purpose related to evaluating NanoDRC, NanoRV and NanoLVS technology (the “Technology”).  On January 2, 2014, and effective December 31, 2013, the Company and MDA signed a letter agreement whereby MDA provided for a perpetual, royalty free, exclusive license of the Licensed Technology, as defined in the Evaluation License Agreement dated September 1, 2013, in exchange for 40,000 post split (200 million pre-split) shares of common stock (the “Shares”) of the Company.  MDA is not permitted to sell, assign, hypothecate or transfer the Shares in any way prior to the Company generating at minimum $50,000 in revenue through the use of the Technology (the “Revenue Target”).  A stop transfer legend shall be affixed to the certificate representing the Shares.  If the Revenue Target is achieved, then such stop transfer legend shall be removed.  The shares of common stock were issued under Section 4(2) of the Securities Act of 1933, as amended. On or about January 5, 2015, and effective December 31, 2014, the Company and MDA signed cancelation agreement in connection with ELA. MDM returned its stock certificate and the Company return it to transfer agent for cancelation.

GOPHER PROTOCOL, INC.

f/k/a FOREX INTERNATIONAL TRADING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 and 2013

During the fiscal year ended December 31, 2014, Financier 1 converted $44,200 of its July 2013 Note into 6,399 post split (31,994,477 pre-split) shares of common stock at an average conversion price of $0.0014 per share. In April 2014, Financier converted the entire remaining note balance, and released the company from its debt. On or about June 3, 2014, the Company issued another note to the Financier payable for $32,500 (“September 2014 Note”), of which $2,500 was for legal fees associated with the transaction. The terms of the new note were similar to the terms of prior note.

During the fiscal year ended December 31, 2014, Financier 2 converted $66,178 of its note into 64,400 post-split (322,000,000 pre-split) shares of common stock at an average conversion price of $0.00021 per share.

During the fiscal year ended December 31, 2014 GV Global Communications, Inc converted 7,770 of its Series C Preferred Stock into 12,910 post-split (64,551,667 pre-split) common shares. The Company issued 4,204 additional shares (21,021,900 shares pre-split) to settle calculation differences on conversions.

On or about November 14, 2014 the Company and the holder of the Vulcan note entered into settlement agreement terminate any and all agreements between them and to resolve all disputes existing between them, which are the subject of Holder’s draft complaint which has yet to be filed, upon the terms and conditions of which the Company will issue the Holder 200 post-split shares (1,000,000 pre-split shares) of common stock (the “Settlement Shares”) at a cost basis of $0.12 per share representing aggregate consideration of $120,000 (the “Settlement Amount”). The stock certificate representing the Settlement Shares shall bear the standard 1933 Act restrictive legend. Holder, at its sole option, at any time prior to June 30, 2015, may convert the Settlement Shares into Series D Preferred Shares with a stated value of $120,000, a conversion price of $0.12 and liquidation and dividend rights to be determined.

Treasury Stock

On April 25, 2011, the Company issued a press release announcing that its Board of Directors approved a share repurchase program. Under the program, the Company is authorized to purchase up to 200-post split (1,000,000 pre-split) of its shares of common stock in open market transactions at the discretion of management. All stock repurchases will be subject to the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended and other rules that govern such purchases. As of December 31, 2013, the Company had repurchased 8-post split shares (38,000 pre-split) shares of its common shares in the open market, which were returned to treasury. On December 31, 2014, the Company returned 40,000 post-split shares (200,000,000 pre-split shares) to treasury in connection with the dissolution of the licensing agreement with Micrologic.

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

The Series B Preferred Stock has a stated value of $100 per share and is convertible into the Company’s common stock at a conversion price of $0.30 per share representing 3,000 posts split (15,000,000 pre-split) common shares. Furthermore, the Series B Preferred Stock votes on an as converted basis and carries standard anti-dilution rights. These rights were subsequently removed, except in cases of stock dividends or splits.

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

GOPHER PROTOCOL, INC.

f/k/a FOREX INTERNATIONAL TRADING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 and 2013

During the fiscal year ended December 31, 2014, GV Global Communications, Inc converted 7,770 of its Series C Preferred Stock into 12,910 post split (64,551,667 common shares pre-split). During the third quarter of 2014, the Company received 4,204 post-split (21,021,900 pre-split) common shares to adjust the shares issued to reflect the amount that both they and the Company believed that they were owed.

The issuance of the Series C Preferred Stock was made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder.  GV is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Note 11 - Related Parties

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

On October 7, 2014, Andrew Cox was appointed by the Company to serve as the President, Chief Executive Officer, Secretary and Treasurer as well as Chairman of the Board of Directors of the Company. Erik Klinger resigned as an executive officer and director of the Company to pursue other interests. On November 7, 2014, Igwekali Reginald Emmanuel was appointed by the Company to serve as the President, Chief Executive Officer, Secretary and Treasurer as well as Chairman of the Board of Directors of the Company. Andrew Cox resigned as an executive officer and director of the Company to pursue other interests.

There is no understanding or arrangement between Mr. Emmanuel and any other person pursuant to which he was appointed as an executive officer and director. Mr. Emmanuel does not have any family relationship with any director, executive officer or person nominated or chosen by us to become a director or an executive officer. Mr. Emmanuel has not had direct or indirect material interest in any transaction or proposed transaction, in which the Company was or is a proposed participant, exceeding $120,000. Igwekali Reginald Emmanuel has held the positions of Registered Agent, Soccer Scouting Director and Soccer Academy Manager from 2009 through the present. Prior to this, Mr. Emmanuel was the Head of Marketing for Vatev Sports Company Grecce/Brazil. Mr. Emmanuel received a degree in Business Administration from Rivers State College Of Arts/Science Port Harcourt.

During the year ended December 31, 2014, the Company paid no rent for the use of prior headquarters in El Segundo or Perris, California, though it did pay minimal fees for office expenses.

Note 12 - Contingencies

Legal Proceedings

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business.  There is currently no litigation that management believes will have a material impact on the financial position of the Company.

On June 16, 2014, the Company entered into a set of agreements (collectively, the “Blackbridge Agreement”) with Blackbridge, a financial services firm. The Company and Blackbridge were discussing an equity line of credit, and the Company agreed to pay Blackbridge a commitment fee of 90,000,000 shares (18,000 shares post-split), and also issued a convertible note for $90,000 having a 5% interest rate that matures on December 16, 2014. The note can be converted after the maturity date. The conversion price is 90% multiplied by the market price, which is defined in the agreement as the lowest of the daily trading price for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The Company does not believe that the debt is valid and alleged that Blackbridge designed a contract as a fraud, but has accrued the notes on its financial statements to be conservative. The reason that it does not believe Agreement to be valid is that the parties agreed at the time that the agreement was signed that it would take 90-120 days to file an S-1 to register the shares needed for the equity line of credit. The Agreement states, however, that the Company has only 60 days from the date that the Agreement was signed to file an S-1 to register the shares, which the parties agreed was an impossible requirement to meet. The failure to meet that requirement was an event of default in the Agreement, and the counterparty, which could terminate the Agreement at its sole discretion, did not grant a waiver of this clause, despite knowing that that requirement was unrealistic, particularly given the Company’s thin cash position. The inability to register the shares within the required timeframe guaranteed the default of the Company under the Agreement from the outset. As such, the Company believes that said Agreement is therefore null and void, because the Company lacked the capacity at the outset to perform under the Agreement.

GOPHER PROTOCOL, INC.

f/k/a FOREX INTERNATIONAL TRADING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 and 2013

Note 13 - Per Share Information

Loss per share

Basic loss per share of common stock is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding. Diluted loss per share of common stock (“Diluted EPS”) is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents and convertible securities then outstanding. At December 31, 2014 and 2013, there were 19,689 (98,445,000 pre-split)and 40,410 (202,049,290 pre-split), of potentially dilutive common stock equivalents outstanding, respectively. The potentially dilutive common stock equivalents at December 31, 2014 arise from (i) the issuance on December 7, 2011 of 45,000 Series B Preferred Shares which are convertible into 3,000 (15,000,000 pre-split) common shares, (ii) the issuance of the Rasel note which is convertible into pre-split 5,932 (29,660,000 pre-split) shares, (iii) the issuance of 10,000 Series C Preferred Shares having a stated value of $100 per share, of which 700 (shares remain unconverted, which remaining unconverted shares are convertible into 723 (3,615,000 pre-split) common shares, given recent market prices, and notwithstanding a restriction against owning more than 4.99% of the Company's stock, and (iv) the issuance of a note to a third party Financier, which based on a theoretical conversion at December 31, 2014 would have converted into 2,749 (13,745,000 pre-split) shares of common stock and (iv) the issuance of a note to Blackbridge for their commitment fee, which based on a theoretical conversion at December 31, 2014 would have converted into 7,285 (36,425,000 pre-split) common shares. The potentially dilutive common stock equivalents at December 31, 2013 arise from (i) the issuance on December 7, 2011 of 45,000 Series B Preferred Shares which are convertible into 3,000 (15,000,000 post-split) common shares, (ii) the issuance of the Rasel note which is convertible into 10,034 (50,171,042 pre-split) shares, (iii) the issuance of 10,000 Series C Preferred Shares having a stated value of $100 per share, of which 8,470 shares remain unconverted, which remaining unconverted shares are convertible into 9,317 (46,585,000 pre-split) common shares, given recent market prices, and notwithstanding a restriction against owning more than 4.99% of the Company's stock, and (iv) the issuance of a $500,000 convertible note payable to Vulcan netted against the note receivable from Vulcan, which is convertible into 12,000 (60,000,000 pre-split) shares, given recent market prices, and notwithstanding a restriction against owning more than 4.99% of the Company's stock, and (iv) the issuance of a note to a third party Financier, which based on a theoretical conversion at December 31, 2013 would have converted into 6,059 (30,293,248 pre-split) shares of common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on the net loss per common share.

Note 12 – Concentrations

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the FDIC. No amounts exceeded federally insured limits as of December 31, 2014. There have been no losses in these accounts through December 31, 2014.

Note 13 - Subsequent Events

On January 22, 2015, the Company entered into an Exchange Agreement with Vladimir Kirish pursuant to which Mr. Kirish converted $197,717.22 in debt payable by the Company into post-split 50,000,000 restricted shares of common stock (the "Kirish Shares"). Mr. Kirish acquired the debt from a third party.

On January 22, 2015, the Company entered into an Exchange Agreement with GV Global Communications Inc. ("GV Global") pursuant to which GV Global exchanged $75,273 in debt into a 10% Convertible Debenture in the principal amount of $75,273 (the "GV Note"). The GV Note matures January 21, 2017 (the "Maturity Date") and interest associated with the GV Note is 10% per annum, which is payable on the Maturity Date. The GV Note is convertible into shares of common stock of the Company, at the option of GV Global, at a conversion price of $0.00752734. GV Global has agreed to restrict its ability to convert the GV Note and receive shares of common stock such that the number of shares of common stock held by it in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The GV Note was issued to GV Global in reliance upon exemptions from registration pursuant to Section 3(a)(9) under the Securities Act of 1933. GV Global is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. In addition, on March 2, 2015, the Company and GV Global Communications, Inc. ("GV") amended that certain 10% Convertible Debenture (the "GV Debenture") which debt underlying the GV Debenture was initially incurred on October 6, 2009 and exchanged for the GV Debenture on January 19, 2014. The parties agreed that the conversion price in the GV Debenture would not be impacted by the 1:1,000 stock split implemented by the Company on February 24, 2015 and will remain $0.0075273.

GOPHER PROTOCOL, INC.

f/k/a FOREX INTERNATIONAL TRADING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 and 2013

On January 22, 2015, the Company entered into an Agreement with Fleming PLLC, pursuant to which the Company issued post-split 3,200,000 shares of common stock to Fleming PLLC in consideration of the forgiveness of trade debt payable by the Company in the amount of $32,000. The transaction was subsequently voided an the vendor returned the shares to the Company.

On February 2, 2015, the transfer agent for the Company issued Blackbridge Capital, LLC ("Blackbridge") 4,843,398 shares of common stock (the "Blackbridge Shares") upon Blackbridge submitting a conversion notice converting a Convertible Promissory Note (the "Blackbridge Note") in the principal amount of $90,000 plus interest.

Effective February 17, 2015, the Company filed with the State of Nevada a Certificate of Change to effect a reverse stock split of its outstanding and authorized shares of common stock at a ratio of 1 for 1,000 (the “Reverse Stock Split”). The effective date of the Reverse Stock Split was February 24, 2015.

In February 2015, the Company filed a Certificate of Change (the “Certificate”) with the State of Nevada to decrease the authorized number of shares from 2,000,000,000 to 2,000,000 shares.

In February 24, 2015, the Company implemented a 1-1,000 reverse split, with no fractional shares allowed. In addition, the Company filed Articles of Merger (the "Articles") with the Secretary of State of the State of Nevada to effectuate a name change. The Articles were filed to effectuate a merger between Gopher Protocol Inc., a Nevada corporation and a wholly owned subsidiary of the Company, and the Company, with the Company being the surviving entity. As a result, the Company's name changed from "Forex International Trading Corp." to "Gopher Protocol Inc.". In connection with the above, the Company filed an Issuer Company-Related Action Notification Form with the Financial Industry Regulatory Authority. The Reverse Stock Split was implemented by FINRA on February 23, 2015. Our symbol on the OTCQB will be FXITD for 20 business days from February 23, 2015 (the "Notification Period"). Our new CUSIP number is 38268V 108. As a result of the name change, our symbol been changed following the Notification Period to GOPH.

On March 4, 2015, the Company entered into a Territorial License Agreement (the "License Agreement") with Hermes Roll LLC ("Hermes"), a Nevada limited liability company currently being formed. Pursuant to the License Agreement, Hermes will license to the Company, on an exclusive basis in the State of California, certain intellectual property relating to Hermes's system and method for scheduling categorized deliverables, according to demand, at the customer's location based on smartphone application and/or via the internet, in consideration of 100,000 shares of Series D Preferred Stock of the Company (the "Preferred Shares"). The Preferred Shares have no liquidation rights. The Holder of the Preferred Shares will be entitled to vote on all matters submitted to shareholders of the Company on an as-converted basis. The Preferred Shares have a conversion price of $0.01 (the "Conversion Price") and a stated value of $10.00 per share (the "Stated Value"). Subject to the Company increasing its authorized shares of common stock to 500,000,000, each Preferred Share is convertible, at the option of the Holder, into such number of shares of common stock of the Company as determined by dividing the Stated Value by the Conversion Price. The issuance of the Preferred Shares was made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder. Hermes is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

On January 30, 2015, Financier 1 converted $10,000 of its June 2014 Note into 115 post split (574,713 per split) shares of common stock at an average conversion price of $0.0174 per share. On March 6, 2015, Financier 1 converted $1,170 of its June 2014 Note into 2,996 post the new 1000:1split shares of common stock at an average conversion price of $0.3905 per share.

On March 20, 2015 the Company filed information statement pursuant to section 14 of The Securities Exchange Act Of 1934 and regulations 14C and schedule 14C thereunder, to amend the Company's Certificate of Incorporation, (the “Articles of Incorporation”) to increase the number of authorized shares of common stock, par value $0.00001 per share (the “Common Stock”), of the Company from 2,000,000 shares to 500,000,000 shares.

In April of 2015, a holder of preferred shares exercised their conversion right and converted 1,000 shares of Preferred D Stock into 1,000,000 shares of Common Stock.

