Form 10-Q
period 2015-03-31
Gopher Protocol Inc.
filed 2015-05-14
CIK 1471781

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commissions file number: 000-54530

GOPHER PROTOCOL INC.

(Exact name of registrant as specified in its charter)

Nevada	27-0603137
State or other jurisdiction of	I.R.S. Employer Identification Number
incorporation or organization

23129 Cajalco Road, Perris, California 92570

(Address of principal executive office)

Issuer's telephone number: 888-685-7336

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

Large accelerated filer ☐	Accelerated filer ☐

Non accelerated filer ☐  (Do not check if a smaller reporting company)  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.00001 par value	5,258,184 Common Shares
(Class)	(Outstanding at May 14, 2015)

GOPHER PROTOCOL, INC.

PART I.	Financial Information

Item 1.	Financial Statements

GOPHER PROTOCOL, INC.

CONDENSED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS

Current assets:
Cash	$-	$-
Account Receivable	14,887	-
Total current assets	14,887	-

Property and equipment, net	3,056	3,393

Other assets	1,000	-

Total assets	18,943	$3,393

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)

Current liabilities:
Accounts payable and accrued expenses	$68,164	$203,916
Bank overdraft	24	24
Notes payable and accrued interest	30,699	251,748
Total current liabilities	98,887	455,688

Total liabilities	98,887	455,688

Contingencies

Stockholders'deficiency :

Series B Preferred stock, $0.00001 par value, 20,000,000 shares authorized; 45,000 shares issued as of March 31, 2015 and December 31, 2014, respectively	-	-

Series C Preferred stock, $0.00001 par value, 10,000 shares authorized; 700 and 700 shares issued as of March 31, 2015 and December 31, 2014, respectively	-	-
Series D Preferred stock, $0.00001 par value, 100,000 shares authorized; 100,000 and 0 shares issued as of March 31, 2015 and December 31, 2014, respectively	1	-
Common stock, $0.00001 par value,2,000,000,000 shares authorized; 58,991 and 116 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively (1)	2,001	2,001
Treasury stock, at cost; 1,040 and 40 shares as of March 31, 2015 and December 31, 2014, respectively	(643,059)	(611,059)
Additional paid-in capital	2,984,924	2,568,793
Accumulated deficit	(2,423,811)	(2,412,030)

Total stockholders' deficiency	(79,944)	(452,295)

Total liabilities and stockholders'deficiency	$18,943	$3,393

(1) All common share amounts and per share amounts in these financial statements reflect the 1-for-1,000 reverse stock split of the issued and outstanding shares of common stock of the Company, effective February 24, 2015, including retroactive adjustment of common shares amounts. See note 1.

The accompanying notes are an integral part of these condensed financial statements.

GOPHER PROTOCOL, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Fiscal Quarter Ended March 31,
	2015	2014
	Unaudited	Unaudited

Revenues:
Income from consulting activities	$22,500	$30,000
Total revenues	22,500	30,000

General and administrative expenses	26,450	41,698

Loss from operations	(3,950)	(11,698)

Other income (expenses):
Interest income	583	10,000
Interest expense	(8,414)	(7,988)
Total other income (expenses)	(7,831)	2,012

Loss before income taxes

Income tax expense	-	-

Net loss	$(11,781)	$(9,686)

Net loss per share:
Basic and diluted	$(0.31)	$(186.27)

Weighted average number of common shares outstanding:
Basic and diluted	38,584	52

The accompanying notes are an integral part of these condensed financial statements.

GOPHER PROTOCOL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the fiscal quarter ended March 31,
	2015	2014

Cash Flows From Operating Activities:
Net loss	$(11,781)	$(9,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	337	462
Amortization of debt discount	7,012
Changes in assets and liabilities:
Account Receivable	(14,887)	-
Accrued interest on notes receivable	-	(10,000)
Accounts payable and accrued expenses	18,500	41,146
Accrued interest on notes payable	819	7,988
Net cash used in operating activities	-	29,910

Cash flows from financing activities:
Payments made on a note payable	-	(30,000)
Cash inflow from a bank overdraft	-	90
Net cash used in financing activities	-	(29,910)

Net decrease in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH ACTIVITIES:
Shares issued to reduce notes payable	$(92,848)	$190,929
Reclassification of par value for reverse stock split	$(558)	$(5,778)
Reduction of note payable through conversion	$(21,221)	$(110,378)
Adjustment to existing debt through issuance of note payable to GV Global	$1,991	$-
Shares returned to treasury	$-	$600,000
Issuance of shares to cancel Vulcan debt	$-	$120,000

The accompanying notes are an integral part of these condensed financial statements.

GOPHER PROTOCOL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

(UNAUDITED)

Note 1 - Organization and Nature of Business

Gopher Protocol Inc., (f/k/a Forex International Trading Corp., the "Company", "we", "us", "our" or "Gopher") was incorporated on July 22, 2009, under the laws of the State of Nevada and is headquartered in Perris, California. On September 9, 2009, the Company filed a Form S-1 Registration Statement to provide for the registration of securities under the Securities Act of 1933. Currently and going forward the company is a consumer heuristic technology platform that connects consumers with the products or services they need. In the past it had been principally engaged in offering consulting for foreign currency market trading to non-US resident clients, professionals and retail clients

On May 1, 2014, the Company stock was moved from OTCQB to OTC Pink Sheets due to the new OTCQB $.01 closing bid price requirement. From May1, 2014 to July 18, 2014, the Company stock traded both on OTCBB and on OTC Pink Sheets. On July 18, 2014, the last broker quoting the Company stock on the OTCBB had removed their quote, resulting in the company no longer trading on OTCBB from that date.

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

In September of 2014, the Company filed an amended Certificate of Incorporation with the Secretary of State of Nevada to increase the authorized shares to 2,000,000,000 shares. In October of 2014, the Company implemented a 5,000-1 reverse split, with no fractional shares allowed.

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

The Company is presently developing the following applications for use in the State of California:

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

On March 20, 2015 the Company filed a Schedule 14C Information Statement to amend the Company's Certificate of Incorporation, (the “Articles of Incorporation”) to increase the number of authorized shares of common stock, par value $0.00001 per share (the “Common Stock”), of the Company from 2,000,000 shares to 500,000,000 shares.

Note 2 - Summary of Significant Accounting Policies

Presentation and Basis of Financial Statements

The accompanying financial statements include the accounts of Gopher Protocol, Inc., and its wholly-owned subsidiary, DirectJV Investments, Inc. (together “Gopher” or the Company”), and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include depreciable lives of property and equipment, valuation of beneficial conversion feature debt discounts, valuation of derivatives, and the valuation allowance on deferred tax assets.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. The Company has no cash and cash equivalent as of March 31, 2015.

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

As required by U.S. GAAP for long-lived assets, the Company evaluates the fair value of its property and equipment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Any impairment of value is recognized when the carrying amount of the asset exceeds its fair value. There were no impairment losses for the period ended March 31, 2015 and the fiscal year December 31, 2014.

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

The carrying value of financial instruments, which include cash, notes receivable, notes payable, and accrued expenses, approximate their fair values due to the short-term nature of these financial instruments.

Treasury Stock

Treasury stock is recorded at cost. The re-issuance of treasury shares is accounted for on a first in, first-out basis and any difference between the cost of treasury shares and the re-issuance proceeds are charged or credited to additional paid-in capital. During 2011, the Company bought back 8 post-split shares (38,000 pre-split) shares of its own shares. On December 31, 2014, the Company returned 40,000 post-split shares (200,000,000 pre-split shares) to treasury in connection with the dissolution of the licensing agreement with Micrologic. Micrologic holds no shares as of March 31, 2015.

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

U.S. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur. Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that would likely be sustained under examination. The Company had no uncertain tax positions as of December 31, 2014. The Company is current on its tax return filing, and its 2014 tax returns been filed.

The Company's federal income tax returns are no longer subject to examination by the IRS for the years prior to 2010, and the related state income tax returns are no longer subject to examination by state authorities for the years prior to 2010.

Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”). Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. We had revenue of $22,500 and $30,000 for the fiscal quarter ended March 31, 2015 and 2014, respectively.

During the fiscal quarter ended March 31, 2015, 100% of the Company’s revenue was related to consulting services provided to one company in the foreign exchange business.

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

Earnings (Loss) Per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. Because of the Company’s net losses, the effects of stock options, convertible notes, and convertible preferred stock would be anti-dilutive and accordingly, is excluded from the computation of earnings per share. Diluted loss per share has not been computed for the fiscal quarter ended March 31, 2014 and the year ended December 31, 2014 because any potential additional common shares would reduce the reported loss per share and therefore have an antidilutive effect.

Note 3 - Liquidity and Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $11,781 and used cash in operating activities of $nil for the fiscal quarter ended March 31, 2015. The Company had a working capital deficit of $84,000, stockholders’ deficit of $79,944 and accumulated deficit of $2,423,811, respectively, at March 31, 2015. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The financial statements have been prepared assuming that the Company will continue to function as a going concern, and do not include adjustments that might result from the outcome of this uncertainty. Based on the Company’s operating plan, existing working capital at March 31, 2015 was insufficient to meet cash requirements to support Company operations through December 31, 2015.

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

The Forex Note maturity date is December 31, 2013, was extended by the Company for an additional one year at which point the 4% interest rate will increase to 10% per annum. The Forex Note is currently in default. The Forex Note conversion price is the Variable Conversion Price, which is defined as 50% multiplied by the average of the lowest three trading prices of the Company's common stock on the OTCBB during the 10-day trading period ending on the latest complete day of trading on the OTCBB prior to the date of conversion. The Variable Conversion Price cannot be less than $0.002. At no time will Vulcan convert any amount of the Forex Note into common stock that would result in Vulcan owning more than 4.9% of the common stock outstanding of the Company.

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

Note 5 - Account Receivable

As of March 31, 2015 and December 31, 2014, the company had account receivable of $14,887 and $0, respectively.

Note 6 - Property and Equipment, Net

Property and equipment consisted of the following as of March 31, 2015 and December 31, 2014:

	Estimated
	Useful
	Lives	2015	2014
Computers and equipment	3 years	$12,539	$12,539
Furniture	7 years	9,430	9,430
		21,969	21,969
Less accumulated depreciation		18,913	18,577
		$3,056	$3,393

Depreciation expense was $337 and $462 for the fiscal quarter ended March 31, 2015 and 2014, respectively.

Note 7 - Other Assets

License agreements

On March 4, 2015, the Company entered into a Territorial License Agreement (the "License Agreement") with Hermes Roll LLC ("Hermes"), a Nevada limited liability company currently being formed. Pursuant to the License Agreement, Hermes will license to the Company, on an exclusive basis in the State of California, certain intellectual property relating to Hermes's system and method for scheduling categorized deliverables, according to demand, at the customer's location based on smartphone application and/or via the internet, in consideration of 100,000 shares of Series D Preferred Stock of the Company (the "Preferred Shares"). The Preferred Shares have no liquidation rights. The Holder of the Preferred Shares will be entitled to vote on all matters submitted to shareholders of the Company on an as-converted basis. The Preferred Shares have a conversion price of $0.01 (the "Conversion Price") and a stated value of $10.00 per share (the "Stated Value"). The preferred stock has a value of $ 1,000 based upon the cost of the license, due to the holder of license is the related party of the Company.

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

Note 8 – Notes and Convertible Notes Payable

At March 31, 2015 and December 31, 2014, notes payable and accrued interest consisted of:

	March 31, 2015	December 31, 2014
Notes payable and accrued interest - Rasel	$-	$73,282
Note payable and accrued interest - Glendon	-	43,464
Note payable and accrued interest - Third Party Financier 1	22,285	33,959
Note payable and accrued interest - Third Party Financier 2	-	8,592
Note payable and accrued interest - Blackbridge	-	92,451
Note Payable - Vulcan	-
Note payable - GV Global, net after BCF fully discounted	8,414	-

	$30,699	$251,748

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

At March 31, 2015, the balance of the Rasel note is zero.

b) Note Payable

On December 31, 2012, the Company converted a payable in the amount of $155,542 to a note payable. The note bears annual interest at 10%, and was to mature on December 31, 2012. The Company has negotiated an extension to the maturity date until December 31, 2013.

On January 22, 2015, the Company entered into an Exchange Agreement with Vladimir Kirish pursuant to which Mr. Kirish converted $197,717.22 in debt payable for Glendon and part of accounts payable of 43,464.4 and154, 252.82 respectively by the Company into post-split 50,000 restricted shares of common stock (the "Kirish Shares"). Mr. Kirish acquired the debt from a third party. The Kirish Shares were issued to Mr. Kirish in reliance upon exemptions from registration pursuant to Section 3(a)(9) under the Securities Act of 1933. Mr. Kirish is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

The balance at March 31, 2015 and December 31, 2014, including accrued interest, is $0 and $43,464, respectively. The note was reduced for revenue during the fiscal quarter from the note holder. The Company settled the debt outstanding in the amount of $43,464 by assigning the receipt of the revenue to the creditor.

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

In 2014, the Company accrued $1,734 of interest in connection with the July 2013 Note and the June 2014 Note. As of December 31, 2014, the June 2014 Note is in default. The balance at March 31, 2015 is $21,330 and accrued interest is $955; the note payable balance was reduced by $12,629 due to conversions in the first quarter. During the first fiscal quarter of 2015, Financier 1 sold the note to a third party in a deal to which the Company was not a party.

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

During the fiscal year ended December 31, 2014, Financier 2 converted 64,400 post-split (322,000,000 pre-split) shares at an average valuation of approximately $0.98 on a post-split basis. The Company has accrued $957 in interest expense in 2014 in connection with this note. As of December 31, 2014, the balance of the note including accrued interest is $8,592. At March 31, 2015, the balance is zero, due to conversions in the amount of the balance owed during the quarter.

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

At December 31, 2014, the Company remeasured the derivative liability and recorded a fair value of $0 due to the loan being in default. As a result of the remeasurement, the Company recorded a change in fair value associated with this derivative liability as an expense totaling $7,238 for the fiscal year ended December 31, 2014.

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

In 2014, the Company accrued $2,451 of interest expense associated with this note; an additional $397 of interest was accrued during the first quarter of 2015. As of March 31, 2015, the balance is zero, as the Company issued 4,843,398 shares to Blackbridge to satisfy the balance at the time of conversion of $92,848.

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

On November 14, 2014 the Company and the holder of the Vulcan note entered into settlement agreement terminate any and all agreements between them and to resolve all disputes existing between them, which are the subject of Holder’s draft complaint which has yet to be filed, upon the terms and conditions of which the Company will issue the Holder post-split 1,000,000 shares of common stock (the “Settlement Shares”) at a cost basis of $0.12 per share representing aggregate consideration of $120,000 (the “Settlement Amount”). The stock certificate representing the Settlement Shares shall bear the standard 1933 Act restrictive legend. Holder, at its sole option, at any time prior to June 30, 2015, may convert the Settlement Shares into Series D Preferred Shares with a stated value of $120,000, a conversion price of $0.12 and liquidation and dividend rights to be determined. As of March 31, 2015, the note balance is zero.

g) Convertible Note Payable

On January 22, 2015, the Company entered into an Exchange Agreement with GV Global Communications Inc. ("GV Global") pursuant to which GV Global exchanged $75,273 in debt into a 10% Convertible Debenture in the principal amount of $75,273 (the "GV Note"). The GV Note matures January 21, 2017 (the "Maturity Date") and interest associated with the GV Note is 10% per annum, which is payable on the Maturity Date. The GV Note is convertible into shares of common stock of the Company, at the option of GV Global, at a conversion price of $0.00752734. GV Global has agreed to restrict its ability to convert the GV Note and receive shares of common stock such that the number of shares of common stock held by it in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The GV Note was issued to GV Global in reliance upon exemptions from registration pursuant to Section 3(a)(9) under the Securities Act of 1933. GV Global is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. In addition, on March 2, 2015, the Company and GV Global Communications, Inc. ("GV") amended that certain 10% Convertible Debenture (the "GV Debenture") which debt underlying the GV Debenture was initially incurred on October 6, 2009 and exchanged for the GV Debenture on January 19, 2014. The parties agreed that the conversion price in the GV Debenture would not be impacted by the 1:1,000 stock split implemented by the Company on February 24, 2015 and will remain $0.0075273. Beneficial Conversion Feature (“BCF”) in the amount of 75,273 was fully amortized from the note balance.

Note 9 - Stockholders’ Equity

Authorized Shares-Common stock

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

On March 20, 2015 the Company filed Schedule 14C Information Statement to amend the Company's Certificate of Incorporation, (the “Articles of Incorporation”) to increase the number of authorized shares of common stock, par value $0.00001 per share (the “Common Stock”), of the Company from 2,000,000 shares to 500,000,000 shares.

Authorized Shares-Preferred stock

The Company has authorized 20,000,000 Preferred Stock Series B shares, par value $0.00001; 10,000 Preferred Stock Series C shares authorized, par value $0.00001; and 100,000 Preferred Stock Series D shares, par value $0.00001, .

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

During the first fiscal quarter of 2015, Financier 1 received 574,713 additional shares for reducing its note balance by $12,629 and sold the remaining note balance of $21,330 to a third party. Financier 2 received 352,000 pre-split shares when it converted its remaining balance. Kirish received 50,000,000 pre-split shares worth $197,717 for assuming the Glendon note payable.

On January 22, 2015, the Company entered into an Agreement with Fleming PLLC, pursuant to which the Company issued 3,200,000 shares of common stock to Fleming PLLC in consideration of the forgiveness of trade debt payable by the Company in the amount of $32,000. The agreement was canceled and 3,200,000 shares were returned to treasury as of March 31, 2015.

On February 2, 2015, the Company's transfer agent issued Blackbridge Capital, LLC (“Blackbridge”) 4,843,398 shares of common stock (the “Blackbridge Shares”) upon Blackbridge submitting a conversion notice converting a Convertible Promissory Note (the “Blackbridge Note”) in the principal amount of $90,000 plus interest. The Blackbridge Shares were issued without a standard restrictive legend as Blackbridge delivered a legal opinion to remove the restrictive legend under Rule 144 together with the conversion note. The Company believes that Blackbridge was in breach of the agreements entered with the Company in June 2014. The Company is contemplating commencing litigation against Blackbridge in connection with this matter. Blackbridge received 4,843,398 pre-split shares to satisfy its outstanding balance for the commitment fee of $92,848 including accrued interest.

Treasury Stock

On April 25, 2011, the Company issued a press release announcing that its Board of Directors approved a share repurchase program. Under the program, the Company is authorized to purchase up to 200-post split (1,000,000 pre-split) of its shares of common stock in open market transactions at the discretion of management. All stock repurchases will be subject to the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended and other rules that govern such purchases. As of December 31, 2013, the Company had repurchased 8-post split shares (38,000 pre-split) shares of its common shares in the open market, which were returned to treasury. On December 31, 2014, the Company returned 40,000 post-split shares (200,000,000 pre-split shares) to treasury in connection with the dissolution of the licensing agreement with Micrologic. As of March 31, 2015, the Company has totaled $1,040 treasury shares at cost basis.

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

The Series B Preferred Stock has a stated value of $100 per share and is convertible into the Company’s common stock at a conversion price of $0.30 per share representing 3,000 posts split (15,000,000 pre-split) common shares. Furthermore, the Series B Preferred Stock votes on an as converted basis and carries standard anti-dilution rights. These rights were subsequently removed, except in cases of stock dividends or splits. As of March 31, 2015, there are 45,000 Series B Preferred Shares outstanding.

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

During the fiscal year ended December 31, 2014, GV Global Communications, Inc converted 7,770 of its Series C Preferred Stock into 12,010 post split (64,551,667 common shares pre-split). During the third quarter of 2014, the Company received 4,204 post-split (21,021,900 pre-split) common shares to adjust the shares issued to reflect the amount that both they and the Company believed that they were owed. At March 31, 2015, and at December 31, 2014, GV owns 700 Series C Preferred Shares.

The issuance of the Series C Preferred Stock was made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder.  GV is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Series D Preferred Shares

On March 4, 2015, the Company entered into a Territorial License Agreement (the "License Agreement") with Hermes Roll LLC ("Hermes"), a Nevada limited liability company currently being formed. Pursuant to the License Agreement, Hermes will license to the Company, on an exclusive basis in the State of California, certain intellectual property relating to Hermes's system and method for scheduling categorized deliverables, according to demand, at the customer's location based on smartphone application and/or via the internet, in consideration of 100,000 shares of Series D Preferred Stock of the Company (the "Preferred Shares"). The preferred stock has a value of $ 1,000 based upon the cost of the license, due to the holder of license is the related party of the Company. The Preferred Shares have no liquidation rights. The Holder of the Preferred Shares will be entitled to vote on all matters submitted to shareholders of the Company on an as-converted basis. The Preferred Shares have a conversion price of $0.01 (the "Conversion Price") and a stated value of $10.00 per share (the "Stated Value"). Subject to the Company increasing its authorized shares of common stock to 500,000,000, each Preferred Share is convertible, at the option of the Holder, into such number of shares of common stock of the Company as determined by dividing the Stated Value by the Conversion Price. The issuance of the Preferred Shares was made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder. Hermes is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. As of March 31, 2015, there are 100,000 Series D shares outstanding (1,000 shares post-split).

On November 14, 2014 the Company and the holder of the Vulcan note entered into settlement agreement terminate any and all agreements between them and to resolve all disputes existing between them, which are the subject of Holder’s draft complaint which has yet to be filed, upon the terms and conditions of which the Company issued the Holder post-split 1,000,000 shares of common stock (the “Settlement Shares”) at a cost basis of $0.12 per share representing aggregate consideration of $120,000 (the “Settlement Amount”). The stock certificate representing the Settlement Shares shall bear the standard 1933 Act restrictive legend. Holder, at its sole option, at any time prior to June 30, 2015, may convert the Settlement Shares into Series D Preferred Shares with a stated value of $120,000, a conversion price of $0.12 and liquidation and dividend rights to be determined.

Note 10 - Related Parties

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

During the fiscal quarter ended March 31, 2015, the Company paid no rent for the use of prior headquarters in El Segundo or Perris, California, although it did pay minimal fees for office expenses.

Note 11 - Contingencies

Legal Proceedings

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business.  There is currently no litigation that management believes will have a material impact on the financial position of the Company.

On June 16, 2014, the Company entered into a set of agreements (collectively, the “Blackbridge Agreement”) with Blackbridge, a financial services firm. The Company and Blackbridge were discussing an equity line of credit, and the Company agreed to pay Blackbridge a commitment fee of 90,000,000 shares (18,000 shares post-split), and also issued a convertible note for $90,000 having a 5% interest rate that matures on December 16, 2014. The note can be converted after the maturity date. The conversion price is 90% multiplied by the market price, which is defined in the agreement as the lowest of the daily trading price for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The Company does not believe that the debt is valid and alleged that Blackbridge designed a contract as a fraud, but has accrued the notes on its financial statements to be conservative. The reason that it does not believe Agreement to be valid is that the parties agreed at the time that the agreement was signed that it would take 90-120 days to file an S-1 to register the shares needed for the equity line of credit. The Agreement states, however, that the Company has only 60 days from the date that the Agreement was signed to file an S-1 to register the shares, which the parties agreed was an impossible requirement to meet. The failure to meet that requirement was an event of default in the Agreement, and the counterparty, which could terminate the Agreement at its sole discretion, did not grant a waiver of this clause, despite knowing that that requirement was unrealistic, particularly given the Company’s thin cash position. The inability to register the shares within the required timeframe guaranteed the default of the Company under the Agreement from the outset. As such, the Company believes that said Agreement is therefore null and void, because the Company lacked the capacity at the outset to perform under the Agreement. During the first quarter of 2015, Blackbridge received 4,843,398 pre-split shares to satisfy its outstanding balance for the commitment fee of $92,848 including accrued interest. The obligation has been fully satisfied as of March 31, 2015.

Note 12 - Per Share Information

Loss per share

Basic loss per share of common stock is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding.  Diluted loss per share of common stock (“Diluted EPS”) is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents and convertible securities then outstanding.  At March 31, 2015 and 2014, there were 125,024,890 and 116,901,296, of potentially dilutive pre-split common stock equivalents outstanding, respectively. The potentially dilutive common stock equivalents at March 31, 2015 arise from (i) the issuance on December 7, 2011 of 45,000 Series B Preferred Shares which are convertible into 15,000,000 common shares, (ii) the issuance of 10,000 Series C Preferred Shares having a stated value of $100 per share, of which 700 shares remain unconverted, which remaining unconverted shares are convertible into 3,086 pre-split common shares, given recent market prices, and notwithstanding a restriction against owning more than 4.99% of the Company’s stock, (iii) the issuance of a note to a third party Financier, which based on a theoretical conversion at December 31, 2014 would have converted into pre-split 21,804 shares of common stock, and (iv) the issuance of a note payable to GV Global which based on hypothetical conversion at March 31, 2015 would have converted into 10,000,000 pre-split common shares, and (v) the issuance of 100,000 Series D Preferred Shares worth $120,000 to Vulcan, which given hypothetical conversion at March 31, 2015 would have converted to 100,000,000 pre-split shares. The potentially dilutive common stock equivalents at March 31, 2014 arise from (i) the issuance on December 7, 2011 of 45,000 Series B Preferred Shares which are convertible into 15,000,000 pre-split common shares, (ii) the issuance of the Rasel note which is convertible into 234,630 pre-split shares, (iii) the issuance of 10,000 Series C Preferred Shares having a stated value of $100 per share which are convertible into 18,333,333 pre-split common shares, had they been converted at or around March 31, 2014 and notwithstanding a restriction against owning more than 4.99% of the Company’s stock, and (iv) the issuance of a $500,000 convertible note payable to Vulcan, which would have been convertible into pre-split 83,333,333 shares, given market prices at or around March 31, 2014, and notwithstanding a restriction against owning more than 4.99% of the Company’s stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on the net loss per common share. Share amounts are shown in pre-split amounts (prior to the reverse split in October 2014) to facilitate comparison between the periods.

Note 13 – Concentrations

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the FDIC. No amounts exceeded federally insured limits as of March 31, 2015 and as of December 31, 2014. There have been no losses in these accounts through March 31, 2015 and December 31, 2014.

Note 14 - Subsequent Events

Management has evaluated events that occurred subsequent to the end of the fiscal quarter shown herein.

On April 2, 2015, a third party converted 1,000 Series D Preferred Shares into 1,000,000 post-split common shares, which were issued by the Company to the third party on that date.

On April 22, 2015, Michael Murray was appointed by the Company as the Chairman of the Board of Directors of the Company. On April 23, 2015, Igwekali Reginald Emmanuel resigned as an executive officer and director of the Company to pursue other interests and Michael Murray was appointed as CEO, CFO, Secretary and Treasurer of the Company. Mr. Murray is an officer and shareholder of Hermes Roll LLC ("Hermes"), a Nevada limited liability company to be formed. On March 4, 2015, the Company entered into a Territorial License Agreement with Hermes, which is the basis for the Company's current operations. Mr. Murray is the owner of 9,900 shares of Series D Preferred Stock of the Company that is convertible at Mr. Murray's election, upon the Company increasing its authorized shares of common stock, into 9,900,000 shares of common stock. There is no understanding or arrangement between Mr. family relationship with any director, executive officer or person nominated or chosen by us to become a director or an executive officer.  Other than the Hermes transaction, Mr. Murray has not had direct or indirect material interest in any transaction or proposed transaction, in which the Company was or is a proposed participant, exceeding $120,000. Michael Murray is a licensed and UST Certified NMLS Originator, a licensed mortgage banker, a real estate broker and a licensed general contractor. From 1998 through August 2012, Mr. Murray held the position of Broker and DRE Officer with Home Plus Realty, Inc. From August 2012 through May 2013, Mr. Murray held the positions of FHA Production and Save Team with Cash-call Mortgage, Inc. and since May 2013 to the present, Mr. Murray has been self-employed as a Consultant and Managing Broker. Mr. Murray received an M.A. in Public Relations from California Baptist University in May 2014 and a B.A. in Political Science from California Baptist University in May 2013.

On April 21, 2015 (the “Resignation Date”), Alan R. Swift, CPA, P.A. (the “Former Auditor”) resigned as the independent registered public accounting firm of the Company. Other than an explanatory paragraph included in the Former Auditor’s audit report for the Registrant’s fiscal years ended December 31, 2014 and 2013 relating to the uncertainty of the Registrant’s ability to continue as a going concern, the audit reports of the Former Auditor on the Registrant’s financial statements for the fiscal years ended December 31, 2014 and 2013 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

On April 29, 2015, Company amended its articles of incorporation to increase its authorized shares of common stock from 2,000,000 to 500,000,000 (the “Increase Amendment”). The Increase Amendment was approved by the board of directors as well as the shareholders holding a majority of the issued and outstanding shares of common stock pursuant to a written consent dated March 13, 2015.

On May 7, 2015 the Company issued via its transfer agent in aggregate 199,273 non-restricted common stocks par value 0.00001 to 4 (four) non-US persons, as a result of notice of conversion of the GV Global note for $1,500.

On May 11th, 2015, Reko Holdings, LLC converted 4,000 shares of its Series D Preferred Stock into 4,000,000 restricted common shares.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our condensed results of operations, financial condition and liquidity position for the three months ended March 31, 2015. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2014 and the condensed unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

This section of the report should be read together with Notes of the Company unaudited financials. The unaudited statements of operations for the three months ended March 31, 2015 and, 2014 are compared in the sections below:

General Overview

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

Results of Operations:

Fiscal quarter ended March 31, 2015 and March 31, 2014

A comparison of the statements of operations for the three months ended March 31, 2015 and 2014 is as follows:

Revenues:

The following table summarizes our revenues for the fiscal quarter ended March 31, 2015 and 2014:

Fiscal quarter ended March 31,,	2015	2014
Total revenues	$22,500	$30,000

The Company was able to leverage its consulting expertise in the area of foreign exchange during the first fiscal quarter of 2014 and 2015. Revenue dropped 25% in the first quarter of 2015, compared to the prior period. Revenue derived from one customer in both cases, but fewer billable hours was billed to the customer during the current period.

Operating expenses:

The following table summarizes our operating expenses for the fiscal Quarter ended March 31, 2015 and 2014:

Fiscal quarter ended March 31,	2015	2014
Total operating expenses	$26,450	$41,698

The Company disposed of certain debts between the periods, resulting in lower G&A costs for legal and professional services.

Other income (expenses):

The following table summarizes our other income (expenses) for the fiscal quarter ended March 31, 2015 and 2014:

Fiscal quarter ended March 31,	2015	2014
Interest income	$583	$10,000
Interest (expense)	(8,414)	(7,988)
Total other income/expense	(7,831)	2,012

The Company had a note receivable from Vulcan at 10% per annum with a face value of $400,000, and therefore accrued $10,000 in the first quarter of 2014. In the first quarter of 2015, the Company expensed $397 in interest expense accrued under the note payable to Blackbridge for their commitment fee. The Company also expensed $1,402 in interest expense for the note payable to GV Global. The interest expense line also includes $7,012 which is a debt discount to the GV Global note payable.

Liquidity and Capital Resources

Our cash and cash equivalents were $nil and $nil for the periods ended March 31, 2015 and December 31, 2014. Cash flow from operations in the first period of 2015 was $nil, compared to $29,910. The reason for that difference is the numerous share issuances to dispose of debt in the most recent quarter. Cash flows used by financing activities was $nil in the first quarter of 2015, compared to $29,910 in the first quarter of 2014.

Our financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of additional income and the satisfaction of liabilities in the normal course of business. At March 31, 2015, the Company has a negative working capital of $84,000, and an accumulated deficit of $2,423,811. This raises substantial doubt about its ability to continue as a going concern.

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

Debt Financing Arrangements

At March 31, 2015 and as of December 31, 2014, notes payable and accrued interest consisted of:

a) Convertible Notes Payable

During 2010 and 2011, the Company borrowed $125,000 from Rasel Ltd. in consideration of the issuance of promissory notes. GV Communications Inc. ("GV Global") subsequently acquired the remaining portion of the notes. Approximately 50% of the note balance at December 31, 2013 ($73,812.50) was paid off in 2014. On January 22, 2015, the Company entered into an Exchange Agreement with GV Global , which hold the 50% of the remaining balance of the note in default, pursuant to which GV Global exchanged $75,273 in debt into a 10% Convertible Debenture in the principal amount of $75,273 (the "GV Note"). The GV Note matures January 21, 2017 (the "Maturity Date") and interest associated with the GV Note is 10% per annum, which is payable on the Maturity Date. The GV Note is convertible into shares of common stock of the Company, at the option of GV Global, at a conversion price of $0.00752734. GV Global has agreed to restrict its ability to convert the GV Note and receive shares of common stock such that the number of shares of common stock held by it in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The GV Note was issued to GV Global in reliance upon exemptions from registration pursuant to Section 3(a)(9) under the Securities Act of 1933. GV Global is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. The Company has accrued $1,248 of interest expense in 2014 in connection with this note.

b) Note Payable

On December 31, 2012, the Company converted a payable in the amount of $155,542 to a note payable. The note bears annual interest at 10%, and was to mature on December 31, 2012. The Company has negotiated an extension to the maturity date until December 31, 2013. The balance at March 31, 2015 and December 31, 2014, including accrued interest, is $0 and $43,464, respectively. The note was reduced for revenue during the fiscal quarter from the note holder.

On January 22, 2015, the Company entered into an Exchange Agreement with Vladimir Kirish pursuant to which Mr. Kirish converted $197,717.22 in debt payable by the Company into post-split 50,000 restricted shares of common stock (the "Kirish Shares"). Mr. Kirish acquired the debt from a third party. The Kirish Shares were issued to Mr. Kirish in reliance upon exemptions from registration pursuant to Section 3(a)(9) under the Securities Act of 1933. Mr. Kirish is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. At March 31, 2015, the Company recognized a prepaid expense of $14,887 from Glendon, which sold its debt to a third party for $197,717 at December 31, 2014. This money is owed to the Company as the third party overpaid for the debt by the amount of the prepaid expense.

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

In 2014, the Company accrued $1,734 of interest in connection with the July 2013 Note and the June 2014 Note. As of December 31, 2014, the June 2014 Note is in default. The balance at March 31, 2015 is $21,330; the note payable balance was reduced by $12,629 due to conversions in the first quarter. During the first fiscal quarter of 2015, Financier 1 sold the note to a third party in a deal to which the Company was not a party.

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

During the fiscal year ended December 31, 2014, Financier 2 converted 64,400 post-split (322,000,000 pre-split) shares at an average valuation of approximately $0.98 on a post-split basis. The Company has accrued $957 in interest expense in 2014 in connection with this note. As of December 31, 2014, the balance of the note including accrued interest is $8,592. At March 31, 2015, the balance is zero, due to conversions in the amount of the balance owed during the quarter.

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

At December 31, 2014, the Company remeasured the derivative liability and recorded a fair value of $0 due to the loan being in default. As a result of the remeasurement, the Company recorded a change in fair value associated with this derivative liability as an expense totaling $7,238 for the fiscal year ended December 31, 2014.

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

In 2014, the Company accrued $2,451 of interest expense associated with this note; an additional $397 of interest was accrued during the first quarter of 2015. As of March 31, 2015, the balance is zero, as the Company issued 4,843,398 shares to Blackbridge to satisfy the balance at the time of conversion of $92,848.

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

g) Convertible Note Payable

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

On May 7, 2015 the Company issued via its transfer agent in aggregate 199,273 non-restricted common stocks par value 0.00001 to 4 (four) non-US persons, as a result of notice of conversion of the GV Global note for $1,500.

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

Critical Accounting Policies and Use of Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of our financial statements in accordance with U.S. GAAP requires us to make certain estimates, judgments and assumptions that affect the reported amount of assets and liabilities as of the date of the financial statements, the reported amounts and classification of revenues and expenses during the periods presented, and the disclosure of contingent assets and liabilities. We evaluate our estimates and assumptions on an ongoing basis and material changes in these estimates or assumptions could occur in the future. Changes in estimates are recorded on the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances and at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates if past experience or other assumptions do not turn out to be substantially accurate.

We believe that the accounting policies described below are critical to understanding our business, results of operations, and financial condition because they involve significant judgments and estimates used in the preparation of our financial statements. An accounting is deemed to be critical if it requires a judgment or accounting estimate to be made based on assumptions about matters that are highly uncertain, and if different estimates that could have been used, or if changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our financial statements. Other significant accounting policies, primarily those with lower levels of uncertainty than those discussed below, are also critical to understanding our financial statements. The notes to our financial statements contain additional information related to our accounting policies and should be read in conjunction with this discussion.

Presentation and Basis of Financial Statements

The accompanying audited condensed financial statements include the accounts of Gopher Protocol Inc. and its wholly owned subsidiary, DirectJV Investments, Inc. (together “Gopher” or the Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

All intercompany balances and transactions have been eliminated in consolidation.

Presentation and Basis of Financial Statements

The accompanying financial statements include the accounts of Gopher Protocol, Inc., and its wholly-owned subsidiary, DirectJV Investments, Inc. (together “Gopher” or the Company”), and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include depreciable lives of property and equipment, valuation of beneficial conversion feature debt discounts, valuation of derivatives, valuation of share-based payments and the valuation allowance on deferred tax assets.

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

As required by U.S. GAAP for long-lived assets, the Company evaluates the fair value of its property and equipment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Any impairment of value is recognized when the carrying amount of the asset exceeds its fair value. There were no impairment losses for the fiscal year ended March 31, 2015 and December 3, 2014.

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

U.S. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur. Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that would likely be sustained under examination. The Company had no uncertain tax positions as of December 31, 2014. The Company is current with its tax filing, and filed 2014 tax returns.

The Company's federal income tax returns are no longer subject to examination by the IRS for the years prior to 2010, and the related state income tax returns are no longer subject to examination by state authorities for the years prior to 2010.

Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”). Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. We had revenue of $22,500 and $120,000 for the fiscal quarter ended March 31, 2015 and December 31, 2014, respectively.

During the fiscal quarter ended March 31, 2015, 100% of the Company’s revenue was related to consulting services provided to one company in the foreign exchange business.

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

Earnings (Loss) Per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. Because of the Company’s net losses, the effects of stock options, convertible notes, and convertible preferred stock would be anti-dilutive and accordingly, is excluded from the computation of earnings per share. Diluted loss per share has not been computed for the fiscal quarter ended March 31, 2015 and 2014 because any potential additional common shares would reduce the reported loss per share and therefore have an antidilutive effect.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2015, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

If the Company does not satisfy Blackbridge, the counterparty may litigate against the Company. There is the potential, though not the likelihood, of litigation in this dispute. During the first quarter of 2015, Blackbridge received 4,843,398 pre-split shares to satisfy its outstanding balance for the commitment fee of $92,848 including accrued interest. The obligation has been fully satisfied as of March 31, 2015.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Third Party Notes Payable

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

On February 2, 2015, the Company's transfer agent issued Blackbridge Capital, LLC (“Blackbridge”) 4,843,398 shares of common stock (the “Blackbridge Shares”) upon Blackbridge submitting a conversion notice converting a Convertible Promissory Note (the “Blackbridge Note”) in the principal amount of $90,000 plus interest. The Blackbridge Shares were issued without a standard restrictive legend as Blackbridge delivered a legal opinion to remove the restrictive legend under Rule 144 together with the conversion note. The Company believes that Blackbridge was in breach of the agreements entered with the Company in June 2014. The Company is contemplating commencing litigation against Blackbridge in connection with this matter.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

On April 2, a third party converted 1,000 Series D Preferred Shares into 1,000,000 post-split common shares, which were issued by the Company to the third party on that date.

On April 22, 2015, Michael Murray was appointed by the Company as the Chairman of the Board of Directors of the Company. On April 23, 2015, Igwekali Reginald Emmanuel resigned as an executive officer and director of the Company to pursue other interests and Michael Murray was appointed as CEO, CFO, Secretary and Treasurer of the Company. Mr. Murray is an officer and shareholder of Hermes Roll LLC ("Hermes"), a Nevada limited liability company to be formed. On March 4, 2015, the Company entered into a Territorial License Agreement with Hermes, which is the basis for the Company's current operations. Mr. Murray is the owner of 9,900 shares of Series D Preferred Stock of the Company that is convertible at Mr. Murray's election, upon the Company increasing its authorized shares of common stock, into 9,900,000 shares of common stock.

Previous independent registered public accounting firm

On April 21, 2015 (the “Resignation Date”), Alan R. Swift, CPA, P.A. (the “Former Auditor”) resigned as the independent registered public accounting firm of the Company. Other than an explanatory paragraph included in the Former Auditor’s audit report for the Registrant’s fiscal years ended December 31, 2014 and 2013 relating to the uncertainty of the Registrant’s ability to continue as a going concern, the audit reports of the Former Auditor on the Registrant’s financial statements for the fiscal years ended December 31, 2014 and 2013 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle. During the years ended December 31, 2014 and 2013 and through the date of this resignation, the Company has not had any disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the Former Auditor’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such years.

On April 21, 2015 (the “Engagement Date”), the Company engaged Anton & Chia, LLP (“New Auditor”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2015. The decision to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors. During the two most recent fiscal years and through the Engagement Date, the Company has not consulted with the New Auditor regarding either:

1.                  Application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that the New Auditor concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.                  Any matter that was either the subject of a disagreement (as defined in Regulation S-K, Item 304(a)(1)(iv) and the related instructions) or reportable event (as defined in Regulation S-K, Item 304(a)(1)(v)).

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1	Certificate of Incorporation of Forex International Trading Corp. (6)
3.2	Bylaws of Forex International Trading Corp. (6)
3.3	Certificate of Designation for Series A Preferred Stock (14)
3.4	Certificate of Designation for Series B Preferred Stock (21)
3.5	Certificate of Designation – Series C Preferred Stock (22)
3.6	Amendment to the Certificate of Designation for the Series B Preferred Stock (25)
3.7	Amendment to the Certificate of Designation for the Series C Preferred Stock(25)
3.8	Certificate of Change filed pursuant to NRS 78.209 (31)
3.9	Articles of Merger filed pursuant to NRS 92.A.200 (31)
3.10	Certificate of Amendment to the Articles of Incorporation of Gopher Protocol Inc. (34)
4.1	Convertible Promissory Note issued by the Company to ATL dated July 8, 2010 (3)
4.2	Secured and Collateralized Promissory Note issued by ATL to the Company dated July 8, 2010 (3)
4.3	Collateral and Security Agreement by and between Forex International Trading Group and ATL dated July 7, 2010 (3)
4.4	Promissory Note issued to Rasel Ltd. Dated October 6, 2009(7)
4.5	Promissory Note issued to Rasel Ltd. Dated October 20, 2009 (7)
4.6	Letter Agreement between Rasel Ltd. and Forex International Trading Corp. dated January 22, 2011 (8)
4.7	Letter Agreement by and between Forex International Trading Group and ATL dated November 8, 2010(9)
4.8	6% Convertible Note issued to APH (11)
4.9	6% Convertible Debenture issued to HAM dated April 5, 2011 (14)
4.10	Promissory Note dated November 30, 2011 issued to Cordellia d.o.o. in the amount of $1,000,000 (18)

4.11	$500,000 Convertible Promissory Note issued by Forex International Trading Corp. (23)
4.12	$400,000 Secured and Collateralized Promissory Note issued by Vulcan Oil & Gas Inc. (23)
4.13	Securities Purchase Agreement dated July 24, 2013 entered with Asher Enterprise Inc. (26)
4.14	Convertible Promissory Note issued to Asher Enterprises Inc. (26)
4.15	10% Convertible Debenture issued to GV Global Communications Inc. (30)
4.16	Amendment to 10% Convertible Promissory Debenture held by GV Global Communications, Inc. (32)
4.17	Series D Preferred Stock Certificate of Designation (32)
10.1	Software Licensing Agreement dated April 12, 2010, by and between Forex International Trading Corp and Triple (1)
10.2	Employment Agreement dated April 23, 2010, by and between Forex International Trading Corp and Darren Dunckel (2)
10.3	Letter Agreement by and between Forex International Trading Corp. and Anita Atias, dated July 29, 2010 (4)
10.4	Letter Agreement by and between Forex International Trading Corp. and Stewart Reich, dated July 29, 2010 (4)
10.5	Letter Agreement by and between Forex International Trading Corp. and Mr. William Glass, dated August 6, 2010 (5)
10.6	Share Exchange Agreement by and between Forex International Trading Corp. and APH (10)
10.7	Letter Agreement by and between Forex International Trading Corp., APH, Medirad Inc. and Rasel Ltd. (11)
10.8	Letter Amendment by and between Forex International Trading Corp. and William Glass, dated March 4, 2011 (13)
10.9	Letter Amendment by and between Forex International Trading Corp. and Stewart Reich, dated March 4, 2011 (13)
10.10	Employment Agreement by and between Forex International Trading Corp. and Liat Franco, dated March 7, 2011 (13)
10.11	Agreement between Forex International Trading Corp. and APH dated April 5, 2011 (14)
10.12	Conversion Agreement between MP and Forex International Trading Corp. dated April 5, 2011 (14)
10.13	Share Exchange Agreement between Forex International Trading Corp. and dated April 5, 2011 (14)
10.14	Agreement to Unwind and Mutual Release dated as of July 11, 2011 by and between Forex International Trading Corp., Forex NYC and Wheatley Investment Agreement by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)
10.15	Registration Rights Agreement with Centurion by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)
10.16	Intentionally Left Blank
10.17	Settlement Agreement by and between Forex International Trading Corp., A.T. Limited, Watford Holding Inc. and James Bay Holdings, Inc. dated November 1, 2011 (17)
10.18	Settlement and Foreclosure Agreement between Forex International Trading Corp., AP Holdings Limited, H.A.M Group Limited and Cordellia d.o.o.(18)
10.19	Annulment of Share Purchase Agreement dated December 5, 2011 between Triple 8 Limited, AP Holdings Limited, H.A.M Group Limited and 888 Markets (Jersey) Limited (18)
10.20	Promissory Note issued to Forex International Trading Corp. dated December 13, 2011 (19)
10.21	Stock Pledge Agreement executed by Fortune Market Media Inc. dated December 13, 2011 (19)
10.22	Conversion Agreement between the Company and GV Global Communications, Inc. (22)
10.23	Agreement by and between and Direct JV Investments Inc., Forex International Trading Corporation and Vulcan Oil & Gas Inc. dated January 7, 2013 (23)
10.24	Evaluation License Agreement dated September 2, 2013, by and between Forex International Trading Corp and Micrologic Design Automation, Inc. (27)
10.25	Letter Agreement dated January 2, 2014, by and between Forex International Trading Corp and Micrologic Design Automation, Inc. (28)
10.26	Settlement Agreement by and between Forex International Trading Corp. and Leova Dobris dated November 14, 2014 (29)
10.27	Exchange Agreement by and between Forex International Trading Corp. and Vladimir Kirish dated January 22, 2015 (30)
10.28	Exchange Agreement by and between Forex International Trading Corp. and GV Global Communications Inc. dated January 22, 2015 (30)
10.29	Agreement by and between Forex International Trading Corp. and Fleming PLLC dated January 22, 2015 (30)
10.30	Territorial License Agreement dated March 4, 2015, by and between Gopher Protocol Inc. and Hermes Roll LLC (32)
16.1	Letter from Alan R. Swift, CPA, P.A. (33)
21.1	List of Subsidiaries (24)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2010
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 28, 2010
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 13, 2010
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 3, 2010

(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 9, 2010
(6)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 9, 2009.
(7)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on November 2, 2009.
(8)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on January 29, 2010.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 22, 2010
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 17, 2010
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2011
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 2, 2011
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 9, 2011
(14)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 6, 2011
(15)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 20, 2011
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 29, 2011
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 9, 2011
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 12, 2011
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 16, 2011
(20)	Incorporated by referenced to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 13, 2012
(21)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 14, 2012
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 27, 2012.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 9, 2013.
(24)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2013.
(25)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 20, 2012.
(26)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 1, 2013.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 4, 2013.
(28)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2014.
(29)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 20, 2014
(30)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 27, 2015
(31)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 18, 2015
(32)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 12, 2015
(33)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 24, 2015
(34)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 30, 2015

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

FOREX INTERNATIONAL TRADING CORP. (Registrant)

Date: May 14, 2015	By:	/s/ Michael Murray
Michael Murray
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Sole Director (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Michael Murray	Michael Murray	President, CEO, CFO, Secretary,	May 14, 2015
Treasurer and Sole Director
(Principal Executive, Financial and Accounting Officer)

