Form 10-Q
period 2015-06-30
Gopher Protocol Inc.
filed 2015-08-07
CIK 1471781

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Issuer’s telephone number: 888-685-7336

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

Large accelerated filer ☐	Accelerated filer ☐

Non accelerated filer ☐  (Do not check if a smaller reporting company)  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.00001 par value	5,520,642 Common Shares
(Class)	(Outstanding at August 7, 2015)

GOPHER PROTOCOL, INC.

PART I.	Financial Information

Item 1.	Financial Statements

GOPHER PROTOCOL, INC.

CONDENSED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

Current assets:
Accounts Receivable	$22,500	$-
Prepaid expenses	2,034	-
Total current assets	24,534	-

Property and equipment, net	2,719	3,393

Other assets	1,000	-

Total assets	28,253	$3,393

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIENCY)

Current liabilities:
Accounts payable and accrued expenses	$90,517	$203,916
Bank overdraft	-	24
Notes payable and accrued interest	38,822	251,748
Total current liabilities	129,339	455,688

Total liabilities	129,339	455,688

Contingencies

Stockholders’deficiency :

Series B Preferred stock, $0.00001 par value, 20,000,000 shares authorized; 45,000 shares issued as of June 30, 2015 and December 31, 2014, respectively	-	-

Series C Preferred stock, $0.00001 par value, 10,000 shares authorized; 700 and 700 shares issued as of June 30, 2015 and December 31, 2014, respectively	-	-
Series D Preferred stock, $0.00001 par value, 100,000 shares authorized; 95,000 and 0 shares issued as of June 30, 2015 and December 31, 2014, respectively	1	-
Common stock, $0.00001 par value,5,000,000,000 shares authorized; 5,520,642 and 116 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively (1)	2,056	2,001
Treasury stock, at cost; 1,040 and 40 shares as of June 30, 2015 and December 31, 2014, respectively	(643,059)	(611,059)
Additional Paid In Capital	2,987,948	2,568,793
Accumulated deficit	(2,448,032)	(2,412,030)

Total stockholders’ deficiency	(101,086)	(452,295)

Total liabilities and stockholders’deficiency	$28,253	$3,393

(1) All common share amounts and per share amounts in these financial statements reflect the 1-for-1,000 reverse stock split of the issued and outstanding shares of common stock of the Company, effective February 24, 2015, including retroactive adjustment of common shares amounts. See note 1.

The accompanying notes are an integral part of these condensed financial statements.

GOPHER PROTOCOL, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues:

Income from consulting activities	$22,500	$30,000	$45,000	$60,000
Total revenues	22,500	30,000	45,000	60,000

General and administrative expenses	35,521	47,974	61,971	89,672

Loss from operations	(13,021)	(17,974)	(16,971)	(29,672)

Other income (expenses):
Interest income	-	18,000	555	28,000
Interest expense	(11,201)	(24,124)	(19,587)	(32,112)
Total other income (expenses)	(11,201)	(6,124)	(19,032)	(4,112)

Loss before income taxes	(24,222)	(24,098)	(36,002)	(33,784)

Income tax expense	-	-	-	-

Net loss	$(24,222)	$(24,098)	$(36,002)	$(33,784)

Net loss per share:
Basic and diluted	$(0.01)	$(276.04)	$(0.02)	$(544.90)

Weighted average number of common shares outstanding:
Basic and diluted	1,922,909	87	1,857,609	62

The accompanying notes are an integral part of these condensed unaudited financial statements.

GOPHER PROTOCOL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30,
	2015	2014

Cash Flows From Operating Activities:
Net loss	$(36,002)	$(33,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	675	925
Amortization of debt discount	16,395	-
Issuance of equity to reduce notes payable
Changes in assets and liabilities:
Account Receiveable	(22,500)	-
Prepaid expenses	(2,034)	-
Accrued interest on notes receivable	-	(28,000)
Accounts payable and accrued expenses	38,893	31,241
Accrued interest on notes payable	4,573	30,649
Net cash used in operating activities	-	1,031

Cash flows from financing activities:
Payments made on a note payable	-	(19,722)
Additional borrowing under a note	-	32,500

Cash inflow from a bank overdraft	-	90
Net cash used in financing activities	-	12,868
Net decrease in cash	-	13,899
Cash, beginning of period	-	-
Cash, end of period	$-	$13,899

NON-CASH ACTIVITIES:
Shares issued to reduce notes payable	$233,337	$93,210
Reduction of note payable through conversion	$(233,894)	$-
Reclassification of par value for reverse stock split	$558	$-

The accompanying notes are an integral part of these condensed financial statements.

GOPHER PROTOCOL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015

(UNAUDITED)

Note 1 - Organization and Nature of Business

Gopher Protocol Inc., (f/k/a Forex International Trading Corp., the “Company”, “we”, “us”, “our” or “Gopher”) was incorporated on July 22, 2009, under the laws of the State of Nevada and is headquartered in Perris, California. On September 9, 2009, the Company filed a Form S-1 Registration Statement to provide for the registration of securities under the Securities Act of 1933. Currently and going forward the company is a consumer heuristic technology platform that connects consumers with the products or services they need. In the past it had been principally engaged in offering consulting for foreign currency market trading to non-US resident clients, professionals and retail clients

On May 1, 2014, the Company stock was moved from OTCQB to OTC Pink Sheets due to the new OTCQB $.01 closing bid price requirement. From May1, 2014 to July 18, 2014, the Company stock traded both on OTCBB and on OTC Pink Sheets. On July 18, 2014, the last broker quoting the Company stock on the OTCBB had removed their quote, resulting in the company no longer trading on OTCBB from that date.

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

On March 4, 2015, the Company entered into a Territorial License Agreement (the “License Agreement”) with Hermes Roll LLC (“Hermes”), a Nevada limited liability company currently being formed. Pursuant to the License Agreement, Hermes will license to the Company, on an exclusive basis in the State of California, certain intellectual property relating to  Hermes’s system and method for scheduling categorized deliverables, according to demand, at the customer’s location based on smartphone application and/or via the internet,  in consideration of 100,000 shares of Series D Preferred Stock of the Company (the “Preferred Shares”). The Preferred Shares have no liquidation rights. The Holder of the Preferred Shares will be entitled to vote on all matters submitted to shareholders of the Company on an as-converted basis. The Preferred Shares have a conversion price of $0.01 (the “Conversion Price”) and a stated value of $10.00 per share (the “Stated Value”). Each Preferred Share is convertible, at the option of the Holder, into such number of shares of common stock of the Company as determined by dividing the Stated Value by the Conversion Price.

GopherProtocol is a heuristic-based technology platform that connects consumers with the products and services they need through a novel way of master scheduling deliverables according to demand at the customer’s location based on a smartphone application, the internet or by phone call.

The Company is presently developing the following applications:

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

On March 20, 2015 the Company filed a Schedule 14C Information Statement to amend the Company’s Articles of Incorporation to increase the number of authorized shares of common stock, par value $0.00001 per share (the “Common Stock”), of the Company from 2,000,000 shares to 500,000,000 shares. This change became effective on or around April 29, 2015.

On April 22, 2015, Michael Murray was appointed by the Company as the Chairman of the Board of Directors of the Company. On April 23, 2015, Igwekali Reginald Emmanuel resigned as an executive officer and director of the Company to pursue other interests and Michael Murray was appointed as CEO, CFO, Secretary and Treasurer of the Company. Mr. Murray is an officer and shareholder of Hermes Roll LLC (“Hermes”). Mr. Murray is the owner of 9,900 shares of Series D Preferred Stock of the Company that is convertible at Mr. Murray’s election into 9,900,000 shares of common stock.

On April 21, 2015, Alan R. Swift, CPA, P.A. resigned as the independent registered public accounting firm of the Company.

On June 16, 2015, the Company and Hermes entered into that certain Amended and Restated Territorial License Agreement amending and restating the Territorial License Agreement to grant the Company an exclusive worldwide license to the Technology. In addition, subject to the Company providing Hermes with $5,000,000 in working capital, for a period of one year, the Company will have the option to acquire a 100% of the membership interest of Hermes in consideration of 20,000,000 shares of common stock of the Company. Further, in the event the Company provides less than $5,000,000 to Hermes the Company will have the option to acquire a pro-rata portion of the membership interests of Hermes in consideration of a pro-rata amount of shares of common stock of the Company.

On June 30,2015, the Company appointed Danny Rittman as Chief Technical Officer and a board member.

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

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. The Company has no cash and cash equivalents as of June 30, 2015.

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

As required by U.S. GAAP for long-lived assets, the Company evaluates the fair value of its property and equipment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Any impairment of value is recognized when the carrying amount of the asset exceeds its fair value. There were no impairment losses for the period ended June 30, 2015 and the fiscal year December 31, 2014.

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

Treasury Stock

Treasury stock is recorded at cost. The re-issuance of treasury shares is accounted for on a first in, first-out basis and any difference between the cost of treasury shares and the re-issuance proceeds are charged or credited to additional paid-in capital. During 2011, the Company bought back 8 post-split shares (38,000 pre-split) shares of its own shares. On December 31, 2014, the Company returned 40,000 post-split shares (200,000,000 pre-split shares) to treasury in connection with the dissolution of the licensing agreement with Micrologic. Micrologic holds no shares as of June 30, 2015.

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

The Company’s federal income tax returns are no longer subject to examination by the IRS for the years prior to 2010, and the related state income tax returns are no longer subject to examination by state authorities for the years prior to 2010.

Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”). Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. We had revenue of $22,500 and $30,000 for the fiscal quarter ended June 30, 2015 and 2014, respectively.

During the fiscal quarter ended June 30, 2015, 100% of the Company’s revenue was related to consulting services provided to one company in the foreign exchange business.

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

Earnings (Loss) Per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. Because of the Company’s net losses, the effects of stock options, convertible notes, and convertible preferred stock would be anti-dilutive and accordingly, is excluded from the computation of earnings per share. Diluted loss per share has not been computed for the fiscal quarter ended June 30, 2015 and the year ended December 31, 2014 because any potential additional common shares would reduce the reported loss per share and therefore have an antidilutive effect.

Note 3 - Liquidity and Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $36,002 and used cash in operating activities of $nil for the fiscal quarter ended June 30, 2015. The Company had a working capital deficit of $104,805, stockholders’ deficit of $101,086 and accumulated deficit of $2,448,032, respectively, at June 30, 2015. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The financial statements have been prepared assuming that the Company will continue to function as a going concern, and do not include adjustments that might result from the outcome of this uncertainty. Based on the Company’s operating plan, existing working capital at June 30, 2015 was insufficient to meet cash requirements to support Company operations through December 31, 2015.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 - Investments, Acquisitions, and Divestiture

Joint Venture – Vulcan Oil & Gas Inc.

On February 13, 2012, Direct JV Investments Inc. (“JV”), a wholly-owned subsidiary of the Company entered into a Joint Venture Agreement (the “JV Agreement”) with Vulcan Oil & Gas Inc. (“Vulcan”), whereby the Company would from time to time provide financing to certain Vulcan alternative, green and solar energy projects (the “Projects”) with the goal of sharing in any rebates awarded by the government on any of the Projects. Pursuant to the JV Agreement, JV provided Vulcan with $68,000 in cash (the Funding”) and credit for inventory valued at $31,328 for a total investment value of $99,328 (the “Investment”).

On January 7, 2013, effective December 31, 2012, the Company, JV and Vulcan entered into an agreement pursuant to which the JV Agreement was terminated. The Company issued to Vulcan a 4% convertible promissory note in the principal amount of $500,000 (the “Forex Note”) and Vulcan issued to the Company a 10% Secured and Collateralized Promissory Note in the principal amount of $400,000 (the “Vulcan Note” and collectively with the Forex Note, the “Notes”) in consideration of the Forex Note. The Investment of $99,328 was written off as of December 31, 2012. After closing the Notes and recording of the difference as a debt discount, there are no further balances due between the parties and the JV Agreement is null and void.

The Forex Note maturity date is December 31, 2013, was extended by the Company for an additional one year at which point the 4% interest rate will increase to 10% per annum. The Forex Note is currently in default. The Forex Note conversion price is the Variable Conversion Price, which is defined as 50% multiplied by the average of the lowest three trading prices of the Company’s common stock on the OTCBB during the 10-day trading period ending on the latest complete day of trading on the OTCBB prior to the date of conversion. The Variable Conversion Price cannot be less than $0.002. At no time will Vulcan convert any amount of the Forex Note into common stock that would result in Vulcan owning more than 4.9% of the common stock outstanding of the Company.

The Vulcan Note has a 10% one-time interest charge on the principal sum. The interest rate will be increased by an additional 4% per annum (e.g. 14% per annum) in the event the principal is not paid by the December 31, 2014 maturity date.

In November 2014, the Company and the holder of the Vulcan note entered into settlement agreement terminate any and all agreements between them and to resolve all disputes existing between them, which are the subject of Holder’s draft complaint which has yet to be filed, upon the terms and conditions of which the Company will issue the Holder 1,000,000 shares of common stock (the “Settlement Shares”) at a cost basis of $0.12 per share representing aggregate consideration of $120,000 (the “Settlement Amount”). The stock certificate representing the Settlement Shares shall bear the standard 1933 Act restrictive legend. Holder, at its sole option, at any time prior to June 30, 2015, may convert the Settlement Shares into Series D Preferred Shares with a stated value of $120,000, a conversion price of $0.12 and liquidation and dividend rights to be determined. As of December 31, 2014, the note and accrued interest balance was $0.

Note 5 – Accounts Receivable

In the second quarter, the Company is owed $22,500 in revenue during the quarter from one customer.

Note 6 - Prepaid Expenses

On January 22, 2015, the Company entered into an Exchange Agreement with Vladimir Kirish pursuant to which Mr. Kirish converted $197,717.22 in debt payable by the Company into post-split 50,000 restricted shares of common stock (the “Kirish Shares”). Mr. Kirish acquired the debt from a third party. The Kirish Shares were issued to Mr. Kirish in reliance upon exemptions from registration pursuant to Section 3(a)(9) under the Securities Act of 1933. Mr. Kirish is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. At June 30, 2015, the Company recognized a prepaid expense of $14,887 from Glendon, which sold its debt to a third party for $197,717 at December 31, 2014. This money is owed to the Company as the third party overpaid for the debt by the amount of the prepaid expense.

During the second quarter, Glendon paid certain expenses for the Company, which netted against the prepaid expense. The balance at June 30, 2015 is $2,034.

Note 7 - Property and Equipment, Net

Property and equipment consisted of the following as of June 30, 2015 and December 31, 2014:

	Estimated
	Useful
	Lives	2015	2014
Computers and equipment	3 years	$12,539	$12,539
Furniture	7 years	9,430	9,430
		21,969	21,969
Less accumulated depreciation		19,250	18,577
		$2,719	$3,393

Depreciation expense was $674 and $925 for the fiscal quarter ended June 30, 2015 and 2014, respectively.

Note 8 - Other Assets

License agreements

On March 4, 2015, the Company entered into a Territorial License Agreement (the “License Agreement”) with Hermes Roll LLC (“Hermes”), a Nevada limited liability company currently being formed. Pursuant to the License Agreement, Hermes will license to the Company, on an exclusive basis in the State of California, certain intellectual property relating to Hermes’s system and method for scheduling categorized deliverables, according to demand, at the customer’s location based on smartphone application and/or via the internet, in consideration of 100,000 shares of Series D Preferred Stock of the Company (the “Preferred Shares”). The Preferred Shares have no liquidation rights. The Holder of the Preferred Shares will be entitled to vote on all matters submitted to shareholders of the Company on an as-converted basis. The Preferred Shares have a conversion price of $0.01 (the “Conversion Price”) and a stated value of $10.00 per share (the “Stated Value”). The preferred stock has a value of $ 1,000 based upon the cost of the license, due to the holder of license is the related party of the Company.

Each Preferred Share is convertible, which became effective on April 29, 2015, at the option of the Holder, into such number of shares of common stock of the Company as determined by dividing the Stated Value by the Conversion Price.

Note 9 – Notes and Convertible Notes Payable

At June 30, 2015 and December 31, 2014, notes payable and accrued interest consisted of:

	June 30, 2015	December 31, 2014

Notes payable and accrued interest - Rasel	$-	$73,282	a.
Note payable and accrued interest - Glendon	-	43,464	b.
Note payable and accrued interest - Third Party Financier 1	22,710	33,959	c.
Note payable and accrued interest - Third Party Financier 2	-	8,592	d.
Note payable and accrued interest - Blackbridge	-	92,451	e.
Note payable - GV Global	16,112	-	f

	$38,822	$251,748

a) Convertible Notes Payable

On October 6, 2009, the Company signed a note payable for $25,000 to Rasel Ltd due on October 6, 2010, bearing interest at 4% per annum. The proceeds were used to pay for half of existing accounts payable for legal fees incurred at the Company’s inception. On October 20, 2009, the Company signed a note payable for $50,000 payable to Rasel due on October 20, 2010, bearing interest at 4% per annum (collectively, the “Rasel Note”). These proceeds were used to pay for startup costs, audit fees and future expenses. On January 22, 2010, the Company signed a note payable for $50,000 payable to Rasel due on October 30, 2011, bearing interest at 4% per annum. These proceeds were used for working capital and expenditures. On January 22, 2010, the Company signed an amendment to extend the maturity date of the promissory notes in the amount of $25,000 and $50,000 dated October 6, 2009 and October 20, 2009, respectively, to October 30, 2011. On March 2, 2011, the Company and Rasel agreed to extend the maturity of all notes to December 31, 2012, in consideration of adding a conversion feature to the notes with either a 5% discount to the market price or a fixed price of $0.60 per share The extension of maturity was effective as of December 30, 2010.

About 50% of the note balance at December 31, 2013 $73,812 was paid off in 2014 by Financier 2. On January 22, 2015, the Company entered into an Exchange Agreement with GV Global Communications Inc. (“GV Global”) – which held 50% of the remaining balance of the note in default, pursuant to which GV Global exchanged $75,273 in debt into a 10% Convertible Debenture in the principal amount of $75,273 (the “GV Note”). The GV Note matured January 21, 2017 (the “Maturity Date”) and interest associated with the GV Note is 10% per annum, which is payable on the Maturity Date. The GV Note is convertible into shares of common stock of the Company, at the option of GV Global, at a conversion price of $0.00752734. GV Global has agreed to restrict its ability to convert the GV Note and receive shares of common stock such that the number of shares of common stock held by it in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

The GV Note was issued to GV Global in reliance upon exemptions from registration pursuant to Section 3(a)(9) under the Securities Act of 1933. GV Global is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. The Company has accrued $1,248 of interest expense in 2014 in connection with this note.

At June 30, 2015, the balance of the Rasel note is zero. (see Note 9(f))

b) Note Payable

On December 31, 2012, the Company converted a payable in the amount of $155,542 to a note payable. The note bears annual interest at 10%, and was to mature on December 31, 2012. The Company has negotiated an extension to the maturity date until December 31, 2013.

On January 22, 2015, the Company entered into an Exchange Agreement with Vladimir Kirish pursuant to which Mr. Kirish converted $197,717. in debt payable for Glendon and part of accounts payable of 43,464.4 and154, 252.82 respectively by the Company into post-split 50,000 restricted shares of common stock (the “Kirish Shares”). Mr. Kirish acquired the debt from a third party. The Kirish Shares were issued to Mr. Kirish in reliance upon exemptions from registration pursuant to Section 3(a)(9) under the Securities Act of 1933. Mr. Kirish is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. At June 30, 2015, the Company recognized a prepaid expense of $14,887 from Glendon, which sold its debt to a third party for $197,717 at December 31, 2014. This money is owed to the Company as the third party overpaid for the debt by the amount of the prepaid expense.

The balance at June 30, 2015 and December 31, 2014, including accrued interest, is $0 and $43,464, respectively. The note was reduced for revenue during the fiscal quarter from the note holder. The Company settled the debt outstanding in the amount of $43,464 by assigning the receipt of the revenue to the creditor.

c) Issuance of note payable to third party

On July 24, 2013, the Company entered into a Securities Purchase Agreement with a third party financing source (“Financer 1”), for the issuance of an 8% convertible note in the principal amount of $42,500 (the “July 2013 Note”), of which $2,500 was for legal fees associated with the transaction.  The financing closed on July 31, 2013.

The July 2013 Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on April 29, 2014.  The July 2013 Note is convertible into common stock, at Financer’s option, at the greater of a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion or $0.00009.  In the event the Company prepays the July 2013 Note in full, the Company is required to pay to Financer an amount in cash equal to all principal, interest and any other amounts owing multiplied by (i) 112% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 121% if prepaid 31 days following the closing through 60 days following the closing and (iii) 126% if prepaid 61 days following the closing through 90 days following the closing and (iv) 131% if prepaid 91 days following the closing through 120 days following the closing and (v) 136% if prepaid 121 days following the closing through 150 days following the closing and (vi) 141% if prepaid 151 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.   Financer has agreed to restrict its ability to convert the July 2013 Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock.   The total net proceeds the Company received from this offering were $42,500, less $2,500 in attorney’s fees. As of the date of the July 2013 Note, the Company is obligated on the Note issued to Financer in connection with the offering. The July 2013 Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company.  The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended  (the “Act”) for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated there under since, among other  things,  the  transaction  did not involve a public  offering,  Financer is an accredited  investor, Financer had access to information about the Company  and their  investment,  Financer  took the  securities  for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

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

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended  (the “Act”) for the private placement  of these  securities  pursuant  to  Section  4(2) of the Act  and/or  Regulation  D promulgated  there under since,  among other  things,  the  transaction  did not involve a public  offering,  Financer is an accredited  investor, Financer had access to information about the Company  and their  investment,  Financer  took the  securities  for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

As of December 31, 2014, the June 2014 Note is in default. The balance at June 30, 2015 is $21,330 and accrued interest is $1,380; the note payable balance was reduced by $11,170 due to conversions in the first quarter, and $1,459 of expenses reduced the principal balance as well. During the first fiscal quarter of 2015, Financier 1 sold the note to a third party in a transaction to which the Company was not a party.

d) Third Party Note Payable

On May 13, 2014, the Company entered into an agreement with a third party financing source (“Financier 2”), for the issuance of an 8% convertible note in the principal amount of $147,625 (the “May 2014 Note”).  In conjunction with the issuance of the May 2014 Note, an existing note holder (Rasel, owner of the Rasel Notes) agreed to have the proceeds of the May 2014 Note used to offset the amounts owed to them as evidenced by the Assignment of Convertible Debenture agreement dated May 12, 2014, between the holders of the Rasel Notes and Financier 2. The Assignment of Convertible Debenture agreement calls for the Financier 2 to make two payments of $73,812.50 each to the existing note holder (Rasel Notes). On May 13, 2014, the Financier 2 made the first payment to the existing note holder (Rasel Notes), however, Financier 2 defaulted on their obligation to make the second payment per the Assignment of Convertible Debenture agreement. As a result, the Company and Financier 2 have mutually agreed to release Financier 2 from its’ obligation for the second payment, and the other half of the note in the amount of $73,812.50 reverted back to Rasel.

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

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended  (the “Act”) for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated there under since, among other things, the transaction did not involve a public offering, Financer is an accredited investor, Financer had access to information about the Company and their investment, Financer took the securities  for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

During the fiscal year ended December 31, 2014, Financier 2 converted 64,400 post-split (322,000,000 pre-split) shares at an average valuation of approximately $0.98 per share on a post-split basis. The Company has accrued $957 in interest expense in 2014 in connection with this note.

At June 30, 2015, the balance is zero, due to conversions during the quarter.

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

In 2014, the Company accrued $2,451 of interest expense associated with this note; an additional $397 of interest was accrued during the first quarter of 2015. As of June 30, 2015, the balance is zero.

As of June 30, 2015, the note balance is zero.

f) Convertible Note Payable

On January 22, 2015, the Company entered into an Exchange Agreement with GV Global Communications Inc. (“GV Global”) pursuant to which GV Global exchanged $75,273 in debt into a 10% Convertible Debenture in the principal amount of $75,273 (the “GV Note”). The GV Note matures January 21, 2017 (the “Maturity Date”) and interest associated with the GV Note is 10% per annum, which is payable on the Maturity Date. The GV Note is convertible into shares of common stock of the Company, at the option of GV Global, at a conversion price of $0.00752734. GV Global has agreed to restrict its ability to convert the GV Note and receive shares of common stock such that the number of shares of common stock held by it in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The GV Note was issued to GV Global in reliance upon exemptions from registration pursuant to Section 3(a)(9) under the Securities Act of 1933. GV Global is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. In addition, on March 2, 2015, the Company and GV Global Communications, Inc. (“GV”) amended that certain 10% Convertible Debenture (the “GV Debenture”) which debt underlying the GV Debenture was initially incurred on October 6, 2009 and exchanged for the GV Debenture on January 19, 2014. The parties agreed that the conversion price in the GV Debenture would not be impacted by the 1:1,000 stock split implemented by the Company on February 24, 2015 and will remain $0.0075273. Beneficial Conversion Feature (“BCF”) in the amount of $75,273 was fully amortized from the note balance.

The current note balance at June 30, 2015 is $16,112 which includes $3,192 of accrued interest.

Note 10 - Stockholders’ Equity

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

On March 20, 2015 the Company filed Schedule 14C Information Statement to amend the Company’s Certificate of Incorporation, (the “Articles of Incorporation”) to increase the number of authorized shares of common stock, par value $0.00001 per share (the “Common Stock”), of the Company from 2,000,000 shares to 500,000,000 shares. This change became effective on April 29, 2015.

Authorized Shares-Preferred stock

The Company has authorized 20,000,000 Preferred Stock Series B shares, par value $0.00001; 10,000 Preferred Stock Series C shares authorized, par value $0.00001; and 100,000 Preferred Stock Series D shares, par value $0.00001.

Common Shares:

On September 2, 2013, effective September 1, 2013, the Company entered into an Evaluation License Agreement (the “ELA”) with Micrologic Design Automation, Inc. (“MDA”), pursuant to which MDA temporarily licensed to the Company, on a non-exclusive and royalty-free basis, certain technology and related materials for any purpose related to evaluating NanoDRC, NanoRV and NanoLVS technology (the “Technology”).  On January 2, 2014, and effective December 31, 2013, the Company and MDA signed a letter agreement whereby MDA provided for a perpetual, royalty free, exclusive license of the Licensed Technology, as defined in the Evaluation License Agreement dated September 1, 2013, in exchange for 40,000 post split (200 million pre-split) shares of common stock (the “Shares”) of the Company.  MDA is not permitted to sell, assign, hypothecate or transfer the Shares in any way prior to the Company generating at minimum $50,000 in revenue through the use of the Technology (the “Revenue Target”).  A stop transfer legend shall be affixed to the certificate representing the Shares.  If the Revenue Target is achieved, then such stop transfer legend shall be removed.  The shares of common stock were issued under Section 4(2) of the Securities Act of 1933, as amended. On or about January 5, 2015, and effective December 31, 2014, the Company and MDA signed cancelation agreement in connection with ELA. MDM returned its stock certificate and the Company return it to transfer agent for cancelation.

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

On January 22, 2015, the Company entered into an Agreement with Fleming PLLC, pursuant to which the Company issued 3,200,000 shares of common stock to Fleming PLLC in consideration of the forgiveness of trade debt payable by the Company in the amount of $32,000. The agreement was canceled and 3,200,000 shares were returned to treasury as of June 30, 2015.

On February 2, 2015, the Company’s transfer agent issued Blackbridge Capital, LLC (“Blackbridge”) 4,843,398 shares of common stock (the “Blackbridge Shares”) upon Blackbridge submitting a conversion notice converting a Convertible Promissory Note (the “Blackbridge Note”) in the principal amount of $90,000 plus interest. The Blackbridge Shares were issued without a standard restrictive legend as Blackbridge delivered a legal opinion to remove the restrictive legend under Rule 144 together with the conversion note. The Company believes that Blackbridge was in breach of the agreements entered with the Company in June 2014. The Company is contemplating commencing litigation against Blackbridge in connection with this matter. Blackbridge received 4,843,398 pre-split shares to satisfy its outstanding balance for the commitment fee of $92,848 including accrued interest.

On May 9, GV Global converted $1,500 of its debt payable to 199,273 shares of common stock. On May 15, GV Global converted $1,975 of its note payable to 262,378 shares of common stock.

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

During the first quarter of 2015, Company’s counsel, which had previously been issued 32,000 shares as compensation, returned those shares to Treasury. As of June 30, 2015, the Company has 1,040 treasury shares at cost basis.

Series B Preferred Shares

On November 1, 2011, the Company and certain creditors entered into a Settlement Agreement (the “Settlement Agreement”) whereby without admitting any wrongdoing on either part, the parties settled all previous agreements and resolved any existing disputes. Under the terms of the Settlement Agreement, the Company agreed to issue the creditors 45,000 shares of Series B Preferred Stock of the Company on a pro-rata basis. Following the issuance and delivery of the shares of Series B Preferred Stock to said creditors, as well as surrendering the undelivered shares, the Settlement Agreement resulted in the settlement of all debts, liabilities and obligations between the parties.

The Series B Preferred Stock has a stated value of $100 per share and is convertible into the Company’s common stock at a conversion price of $0.30 per share representing 3,000 posts split (15,000,000 pre-split) common shares. Furthermore, the Series B Preferred Stock votes on an as converted basis and carries standard anti-dilution rights. These rights were subsequently removed, except in cases of stock dividends or splits. As of June 30, 2015, there are 45,000 Series B Preferred Shares outstanding.

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

Each share of Series C Preferred Stock is convertible, at the option of GV, into such number of shares of common stock of the Company as determined by dividing the Stated Value (as defined below) by the Conversion Price (as defined below).  The Conversion Price for each share is equal to a 50% discount to the average of the lowest three lowest closing bid prices of the Company’s common stock during the 10 day trading period prior to the conversion with a minimum conversion price of $0.002.  The stated value is $11.00 per share (the “Stated Value”).  The Series C Preferred Stock has no liquidation preference, does not pay dividends and the holder of Series C Preferred Stock shall be entitled to one vote for each share of common stock that the Series C Preferred Stock shall be convertible into.   GV has contractually agreed to restrict its ability to convert the Series C Preferred Stock and receive shares of the Company’s common stock such that the number of shares of the Company’s common stock held by it and its affiliates after such conversion does not exceed 4.9% of the then issued and outstanding shares of the Company’s common stock.

During the fiscal year ended December 31, 2014, GV Global Communications, Inc converted 7,770 of its Series C Preferred Stock into 12,010 post split (64,551,667 common shares pre-split). During the third quarter of 2014, the Company received 4,204 post-split (21,021,900 pre-split) common shares to adjust the shares issued to reflect the amount that both they and the Company believed that they were owed. At June 30, 2015, and at December 31, 2014, GV owns 700 Series C Preferred Shares.

The issuance of the Series C Preferred Stock was made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder.  GV is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Series D Preferred Shares

On March 4, 2015, the Company entered into a Territorial License Agreement (the “License Agreement”) with Hermes Roll LLC (“Hermes”), a Nevada limited liability company currently being formed. Pursuant to the License Agreement, Hermes will license to the Company, on an exclusive basis in the State of California, certain intellectual property relating to Hermes’s system and method for scheduling categorized deliverables, according to demand, at the customer’s location based on smartphone application and/or via the internet, in consideration of 100,000 shares of Series D Preferred Stock of the Company (the “Preferred Shares”). The preferred stock has a value of $ 1,000 based upon the cost of the license, due to the holder of license is the related party of the Company. The Preferred Shares have no liquidation rights. The Holder of the Preferred Shares will be entitled to vote on all matters submitted to shareholders of the Company on an as-converted basis. The Preferred Shares have a conversion price of $0.01 (the “Conversion Price”) and a stated value of $10.00 per share (the “Stated Value”). Subject to the Company increasing its authorized shares of common stock to 500,000,000, each Preferred Share is convertible, at the option of the Holder, into such number of shares of common stock of the Company as determined by dividing the Stated Value by the Conversion Price. The issuance of the Preferred Shares was made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder. Hermes is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. As of June 30, 2015, there are 100,000 Series D shares outstanding (1,000 shares post-split).

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

On April 2, 2015, a third party converted 1,000 Series D Preferred shares into 1,000,000 common shares. On May 11th, 2015, Reko Holdings, LLC converted 4,000 shares of its Series D Preferred Stock into 4,000,000 restricted common shares.

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

On April 22, 2015, Michael Murray was appointed by the Company as the Chairman of the Board of Directors of the Company. On April 23, 2015, Igwekali Reginald Emmanuel resigned as an executive officer and director of the Company to pursue other interests and Michael Murray was appointed as CEO, CFO, Secretary and Treasurer of the Company. Mr. Murray is an officer and shareholder of Hermes Roll LLC (“Hermes”), a Nevada limited liability company to be formed. On March 4, 2015, the Company entered into a Territorial License Agreement with Hermes, which is the basis for the Company’s current operations. Mr. Murray is the owner of 9,900 shares of Series D Preferred Stock of the Company that is convertible at Mr. Murray’s election into 9,900,000 shares of common stock.

During the fiscal quarter ended June 30, 2015, the Company paid no rent for the use of prior headquarters in El Segundo or Perris, California, although it did pay minimal fees for office expenses.

Note 12 - Contingencies

Legal Proceedings

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business.  There is currently no litigation that management believes will have a material impact on the financial position of the Company.

Note 13 - Per Share Information

Loss per share

Basic loss per share of common stock is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding.  Diluted loss per share of common stock (“Diluted EPS”) is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents and convertible securities then outstanding.  At June 30, 2015 and 2014, there were 105,011,673 and 130,051 of potentially dilutive post-split common stock equivalents outstanding, respectively. The potentially dilutive common stock equivalents at June 30, 2015 arise from (i) the issuance on December 7, 2011 of 45,000 Series B Preferred Shares which are convertible into 3,000 common shares, (ii) the issuance of 10,000 Series C Preferred Shares having a stated value of $100 per share, of which 700 shares remain unconverted, which remaining unconverted shares are convertible into 770 post-split common shares, given recent market prices, and notwithstanding a restriction against owning more than 4.99% of the Company’s stock, and (iii) the issuance of a note to a third party Financier, which based on a theoretical conversion at December 31, 2014 would have converted into post-split 7,956 shares of common stock, and (iv) the issuance of a note payable to GV Global which based on hypothetical conversion at June 30, 2015 would have converted into 9,999,947 post-split common shares, and (v) the issuance of 100,000 Series D Preferred Shares worth $120,000 to Vulcan, 5,000 of which have already been converted during this fiscal quarter, the remainder (unconverted balance) of which given hypothetical conversion at June 30, 2015 would have converted to 95,000,000 post-split shares. The potentially dilutive common stock equivalents at June 30, 2014 arise from (i) the issuance on December 7, 2011 of 45,000 Series B Preferred Shares which are convertible into 3,000 common shares, (ii) the issuance of the Rasel note which is convertible into 51,179 shares, (iii) the issuance of 10,000 Series C Preferred Shares having a stated value of $100 per share, of which 700 shares remain unconverted, which remaining unconverted shares are convertible into 5,133 common shares, given recent market prices, and notwithstanding a restriction against owning more than 4.99% of the Company’s stock, and (iv) the issuance of a $500,000 convertible note payable to Vulcan netted against the note receivable from Vulcan, which is convertible into 30,800 shares, given recent market prices, and notwithstanding a restriction against owning more than 4.99% of the Company’s stock, (iv) the issuance of a note to a third party Financier, which based on a theoretical conversion at June 30, 2014 would have converted into 22,503 shares of common stock, and (v) the issuance of a note payable to a Third Party, of which the remaining balance at June 30, 2014 is $25,282, which at current market prices converts into 17,436 shares. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on the net loss per common share. Share amounts are shown in pre-split amounts (prior to the reverse split in October 2014) to facilitate comparison between the periods.

Note 14 – Concentrations

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

There have been no losses in these accounts through June 30, 2015 and December 31, 2014.

Concentration of revenue and accounts receivable as of June 30, 2015 and December 31, 2014, the Company has one customer, which counts 100% of revenue and accounts receivable.

Note 15 - Subsequent Events

Management has evaluated events that occurred subsequent to the end of the fiscal quarter shown herein.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our condensed results of operations, financial condition and liquidity position for the three months ended June 30, 2015. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2014 and the condensed unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

In some cases, you can identify forward-looking statements by terminology such as ’’may,’’ ’’will,’’ ’’should,’’ ’’could,’’ ’’expects,’’ ’’plans,’’ ’’intends,’’ ’’anticipates,’’ ’’believes,’’ ’’estimates,’’ ’’predicts,’’ ’’potential,’’ or ’’continue’’ or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this Report.

This section of the report should be read together with Notes of the Company unaudited financials. The unaudited statements of operations for the three months ended June 30, 2015 and, 2014 are compared in the sections below:

General Overview

Territorial License Agreement

On March 4, 2015, the Company entered into a Territorial License Agreement (the “License Agreement”) with Hermes Roll LLC (“Hermes”), a Nevada limited liability company currently being formed. Pursuant to the License Agreement, Hermes will license to the Company, on an exclusive basis in the State of California, certain intellectual property relating to  Hermes’s system and method for scheduling categorized deliverables, according to demand, at the customer’s location based on smartphone application and/or via the internet,  in consideration of 100,000 shares of Series D Preferred Stock of the Company (the “Preferred Shares”). The Preferred Shares have no liquidation rights. The Holder of the Preferred Shares will be entitled to vote on all matters submitted to shareholders of the Company on an as-converted basis. The Preferred Shares have a conversion price of $0.01 (the “Conversion Price”) and a stated value of $10.00 per share (the “Stated Value”). Each Preferred Share is convertible, at the option of the Holder, into such number of shares of common stock of the Company as determined by dividing the Stated Value by the Conversion Price. On June 16, 2015, the Company and Hermes entered into that certain Amended and Restated Territorial License Agreement amending and restating the Territorial License Agreement to grant the Company an exclusive worldwide license to the Technology. In addition, subject to the Company providing Hermes with $5,000,000 in working capital, for a period of one year, the Company will have the option to acquire a 100% of the membership interest of Hermes in consideration of 20,000,000 shares of common stock of the Company. Further, in the event the Company provides less than $5,000,000 to Hermes the Company will have the option to acquire a pro-rata portion of the membership interests of Hermes in consideration of a pro-rata amount of shares of common stock of the Company.

GopherProtocol is a heuristic-based technology platform that connects consumers with the products and services they need through a novel way of master scheduling deliverables according to demand at the customer’s location based on a smartphone application, the internet or by phone call.

We are presently developing the following applications for use in the State of California:

•	The Magic Leaf offers top-quality Indicas, Sativas, Hybrids, Edibles, and we guarantee your order to be fresh upon arrival. Each medical marijuana strain is tested to ensure the highest standard of quality and potency with simple ordering is simple. Members can place an order at any time of the day for immediate delivery.

•	The Mobile Notary – the user will be able use the app to find the closest Notary in radius of five miles. Click on ORDER and one of our certified Notary Public providers will be at your doorstep shortly.

•	Taximania - Taxi service delivered directly to you, wherever you are. We will offer Taxi Service using wide variety of companies in this area. Simply open Taximania category and search for the closest Taxi Driver. You are not limited to one Taxi company but all options are available in real time. You can pick the best service for the best price.

•	Roadfriend - Our RoadFriend road assistance service ensures that you are always only few minutes away from our certified, professional and friendly Road Assistants personnel.

Results of Operations:

Fiscal quarter ended June 30, 2015 and June 30, 2014

A comparison of the statements of operations for the three months ended June 30, 2015 and 2014 is as follows:

Revenues:

The following table summarizes our revenues for the fiscal quarter ended June 30, 2015 and 2014:

Fiscal quarter ended June 30,	2015	2014
Total revenues	$22,500	$30,000

The Company was able to leverage its consulting expertise in the area of foreign exchange during the first fiscal quarter of 2015 and 2014. Revenue dropped 25% in the first quarter of 2015, compared to the prior period. Revenue derived from one customer in both cases, but fewer billable hours was billed to the customer during the current period. Given the customer concentration, the customer has more leverage to negotiate favorable rates for consulting services.

Operating expenses:

The following table summarizes our operating expenses for the fiscal

Quarter ended June 30, 2015 and 2014:

Fiscal quarter ended June 30,	2015	2014
Total operating expenses	$35,431	$47,974

The Company disposed of certain debts between the periods, resulting in lower G&A costs for legal and professional services. Interest

Other income (expenses):

The following table summarizes our other income (expenses) for the fiscal quarter ended June 30, 2015 and 2014:

Fiscal quarter ended June 30,	2015	2014
Interest income	$0	$18,000
Interest (expense)	(11,201)	(24,124)
Total other income/expense	(11,201)	(6,124)

In 2015, interest expense includes the amortized portion of the beneficial conversion feature in the amount of $9,383. The overall interest expense number is lower in the current quarter, because many of the notes payable were converted to equity.

The following table summarizes our revenues for the first six months ended June 30, 2015 and 2014:

Fiscal quarter ended June 30,	2015	2014
Total revenues	$45,000	$60,000

The Company was able to leverage its consulting expertise in the area of foreign exchange during the first fiscal quarter of 2015 and 2014. Revenue dropped 25% in the first quarter of 2015, compared to the prior period. Revenue derived from one customer in both cases, but fewer billable hours was billed to the customer during the current period. Given the customer concentration, the customer has more leverage to negotiate favorable rates for consulting services.

Operating expenses:

For the six months ended June 30, 2015 and 2014:

Fiscal quarter ended June 30,	2015	2014
Total operating expenses	$61,971	$89,672

The Company disposed of certain debts between the periods, resulting in lower G&A costs for legal and professional services.

Other income (expenses):

The following table summarizes our other income (expenses) for the six months ended June 30, 2015 and 2014:

Fiscal quarter ended June 30,	2015	2014
Interest income	$555	$28,000
Interest (expense)	(19,587)	(32,112)
Total other income/expense	(19,032)	(4,112)

Liquidity and Capital Resources

Our cash and cash equivalents were $nil and $nil for the periods ended June 30, 2015 and December 31, 2014. Cash flows from operations in the first six months of 2015 was $nil, compared to $1,031. The reason for that difference is the numerous share issuances to dispose of debt in the most recent 6 months. Cash flows used by financing activities was $nil in the first six months of 2015, compared to $12,868 in the first six months of 2014.

Our financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of additional income and the satisfaction of liabilities in the normal course of business. At June 30, 2015, the Company has a negative working capital of $65,984, and an accumulated deficit of $2,448,032. This raises substantial doubt about its ability to continue as a going concern.

We plan to raise working capital that will allow us to conduct our business for the next twelve months. There is no guarantee regarding our ability to raise that capital. We expect to use the proceeds to fund our short-term capital requirements including paying administrative expenses associated with maintaining our public company’s filings for the next 12 months. In order to implement our business plan and pay various administrative expenses on a minimal basis for the next 12 months, we expect that we will need approximately $200,000. The Company expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors including the state of the worldwide economy and financial markets, which are outside the Company’s control.

Debt Financing Arrangements

At June 30, 2015 and as of December 31, 2014, notes payable and accrued interest consisted of:

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

About 50% of the note balance at December 31, 2013 ($73,812.50) was paid off in 2014 by Financier 2. On January 22, 2015, the Company entered into an Exchange Agreement with GV Global Communications Inc. (“GV Global”) – which hold the 50% of the remaining balance of the note in default, pursuant to which GV Global exchanged $75,273 in debt into a 10% Convertible Debenture in the principal amount of $75,273 (the “GV Note”). The GV Note matures January 21, 2017 (the “Maturity Date”) and interest associated with the GV Note is 10% per annum, which is payable on the Maturity Date. The GV Note is convertible into shares of common stock of the Company, at the option of GV Global, at a conversion price of $0.00752734. GV Global has agreed to restrict its ability to convert the GV Note and receive shares of common stock such that the number of shares of common stock held by it in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

The GV Note was issued to GV Global in reliance upon exemptions from registration pursuant to Section 3(a)(9) under the Securities Act of 1933. GV Global is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. The Company has accrued $1,248 of interest expense in 2014 in connection with this note.

At June 30, 2015, the balance of the Rasel note is zero.

b) Note Payable

On December 31, 2012, the Company converted a payable in the amount of $155,542 to a note payable. The note bears annual interest at 10%, and was to mature on December 31, 2012. The Company has negotiated an extension to the maturity date until December 31, 2013.

On January 22, 2015, the Company entered into an Exchange Agreement with Vladimir Kirish pursuant to which Mr. Kirish converted $197,717.22 in debt payable for Glendon and part of accounts payable of 43,464.4 and154, 252.82 respectively by the Company into post-split 50,000 restricted shares of common stock (the “Kirish Shares”). Mr. Kirish acquired the debt from a third party. The Kirish Shares were issued to Mr. Kirish in reliance upon exemptions from registration pursuant to Section 3(a)(9) under the Securities Act of 1933. Mr. Kirish is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. At June 30, 2015, the Company recognized a prepaid expense of $14,887 from Glendon, which sold its debt to a third party for $197,717 at December 31, 2014. This money is owed to the Company as the third party overpaid for the debt by the amount of the prepaid expense.

The balance at June 30, 2015 and December 31, 2014, including accrued interest, is $0 and $43,464, respectively. The note was reduced for revenue during the fiscal quarter from the note holder. The Company settled the debt outstanding in the amount of $43,464 by assigning the receipt of the revenue to the creditor.

c) Issuance of note payable to third party

On July 24, 2013, the Company entered into a Securities Purchase Agreement with a third party financing source (“Financer 1”), for the issuance of an 8% convertible note in the principal amount of $42,500 (the “July 2013 Note”), of which $2,500 was for legal fees associated with the transaction.  The financing closed on July 31, 2013.

The July 2013 Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on April 29, 2014.  The July 2013 Note is convertible into common stock, at Financer’s option, at the greater of a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion or $0.00009.  In the event the Company prepays the July 2013 Note in full, the Company is required to pay to Financer an amount in cash equal to all principal, interest and any other amounts owing multiplied by (i) 112% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 121% if prepaid 31 days following the closing through 60 days following the closing and (iii) 126% if prepaid 61 days following the closing through 90 days following the closing and (iv) 131% if prepaid 91 days following the closing through 120 days following the closing and (v) 136% if prepaid 121 days following the closing through 150 days following the closing and (vi) 141% if prepaid 151 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.   Financer has agreed to restrict its ability to convert the July 2013 Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock.   The total net proceeds the Company received from this offering were $42,500, less $2,500 in attorney’s fees. As of the date of the July 2013 Note, the Company is obligated on the Note issued to Financer in connection with the offering. The July 2013 Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company.  The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended  (the “Act”) for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated there under since, among other  things,  the  transaction  did not involve a public  offering,  Financer is an accredited  investor, Financer had access to information about the Company  and their  investment,  Financer  took the  securities  for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

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

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated there under since, among other things, the transaction did not involve a public offering, Financer is an accredited investor, Financer had access to information about the Company and their investment, Financer took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

As of December 31, 2014, the June 2014 Note is in default. The balance at June 30, 2015 is $21,330 and accrued interest is $1,380; the note payable balance was reduced by $11,170 due to conversions in the first quarter, and $1,459 of expenses reduced the principal balance as well. During the first fiscal quarter of 2015, Financier 1 sold the note to a third party in a deal to which the Company was not a party.

d) Third Party Note Payable

On May 13, 2014, the Company entered into an agreement with a third party financing source (“Financier 2”), for the issuance of an 8% convertible note in the principal amount of $147,625 (the “May 2014 Note”).  In conjunction with the issuance of the May 2014 Note, an existing note holder (Rasel, owner of the Rasel Notes) agreed to have the proceeds of the May 2014 Note used to offset the amounts owed to them as evidenced by the Assignment of Convertible Debenture agreement dated May 12, 2014, between the holders of the Rasel Notes and Financier 2. The Assignment of Convertible Debenture agreement calls for the Financier 2 to make two payments of $73,812.50 each to the existing note holder (Rasel Notes). On May 13, 2014, the Financier 2 made the first payment to the existing note holder (Rasel Notes), however, Financier 2 defaulted on their obligation to make the second payment per the Assignment of Convertible Debenture agreement. As a result, the Company and Financier 2 have mutually agreed to release Financier 2 from its’ obligation for the second payment, and the other half of the note in the amount of $73,812.50 reverted back to Rasel.

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

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended  (the “Act”) for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated there under since, among other things, the transaction did not involve a public offering, Financer is an accredited investor, Financer had access to information about the Company and their investment, Financer took the securities  for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

During the fiscal year ended December 31, 2014, Financier 2 converted 64,400 post-split (322,000,000 pre-split) shares at an average valuation of approximately $0.98 on a post-split basis. The Company has accrued $957 in interest expense in 2014 in connection with this note.

At June 30, 2015, the balance is zero, due to conversions during the quarter.

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

In 2014, the Company accrued $2,451 of interest expense associated with this note; an additional $397 of interest was accrued during the first quarter of 2015. As of June 30, 2015, the balance is zero.

f) Convertible Note Payable

On January 22, 2015, the Company entered into an Exchange Agreement with GV Global Communications Inc. (“GV Global”) pursuant to which GV Global exchanged $75,273 in debt into a 10% Convertible Debenture in the principal amount of $75,273 (the “GV Note”). The GV Note matures January 21, 2017 (the “Maturity Date”) and interest associated with the GV Note is 10% per annum, which is payable on the Maturity Date. The GV Note is convertible into shares of common stock of the Company, at the option of GV Global, at a conversion price of $0.00752734. GV Global has agreed to restrict its ability to convert the GV Note and receive shares of common stock such that the number of shares of common stock held by it in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The GV Note was issued to GV Global in reliance upon exemptions from registration pursuant to Section 3(a)(9) under the Securities Act of 1933. GV Global is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. In addition, on March 2, 2015, the Company and GV Global Communications, Inc. (“GV”) amended that certain 10% Convertible Debenture (the “GV Debenture”) which debt underlying the GV Debenture was initially incurred on October 6, 2009 and exchanged for the GV Debenture on January 19, 2014. The parties agreed that the conversion price in the GV Debenture would not be impacted by the 1:1,000 stock split implemented by the Company on February 24, 2015 and will remain $0.0075273. Beneficial Conversion Feature (“BCF”) in the amount of $75,273 was fully amortized from the note balance.

The current note balance at June 30, 2015 is $16,112 which includes $3,192 of accrued interest.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

As required by U.S. GAAP for long-lived assets, the Company evaluates the fair value of its property and equipment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Any impairment of value is recognized when the carrying amount of the asset exceeds its fair value. There were no impairment losses for the fiscal year ended June 30, 2015 and December 3, 2014.

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

The Company’s federal income tax returns are no longer subject to examination by the IRS for the years prior to 2010, and the related state income tax returns are no longer subject to examination by state authorities for the years prior to 2010.

Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”). Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. We had revenue of $22,500 and $120,000 for the fiscal quarter ended June 30, 2015 and December 31, 2014, respectively.

During the fiscal quarter ended June 30, 2015, 100% of the Company’s revenue was related to consulting services provided to one company in the foreign exchange business.

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

Earnings (Loss) Per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. Because of the Company’s net losses, the effects of stock options, convertible notes, and convertible preferred stock would be anti-dilutive and accordingly, is excluded from the computation of earnings per share. Diluted loss per share has not been computed for the fiscal quarter ended June 30, 2015 and 2014 because any potential additional common shares would reduce the reported loss per share and therefore have an antidilutive effect.

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

As a smaller reporting company, without a viable business and revenues, the Company does not have the resources to install a dedicated staff with deep expertise in all facets of SEC disclosure and GAAP compliance. As is the case with many smaller reporting companies, the Company will continue to consult with its external auditors and attorneys as it relates to new accounting principles and changes to SEC disclosure requirements. The Company has found that this approach worked well in the past and believes it to be the most cost effective solution available for the foreseeable future. The Company will conduct a review of existing sign-off and review procedures as well as document control protocols for critical accounting spreadsheets. The Company will also increase management’s review of key financial documents and records.

As a smaller reporting company, the Company does not have the resources to fund sufficient staff to ensure a complete segregation of responsibilities within the accounting function. However, Company management does review, and will increase the review of, financial statements on a monthly basis, and the Company’s external auditor conducts reviews on a quarterly basis. These actions, in addition to the improvements identified above, will minimize any risk of a potential material misstatement occurring.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the first three months of 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2015, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Third Party Notes Payable

On January 22, 2015, the Company entered into an Exchange Agreement with GV Global Communications Inc. (“GV Global”) pursuant to which GV Global exchanged $75,273 in debt into a 10% Convertible Debenture in the principal amount of $75,273 (the “GV Note”). The GV Note matures January 21, 2017 (the “Maturity Date”) and interest associated with the GV Note is 10% per annum, which is payable on the Maturity Date. The GV Note is convertible into shares of common stock of the Company, at the option of GV Global, at a conversion price of $0.00752734. GV Global has agreed to restrict its ability to convert the GV Note and receive shares of common stock such that the number of shares of common stock held by it in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The GV Note was issued to GV Global in reliance upon exemptions from registration pursuant to Section 3(a)(9) under the Securities Act of 1933. GV Global is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. In addition, on March 2, 2015, the Company and GV Global Communications, Inc. (“GV”) amended that certain 10% Convertible Debenture (the “GV Debenture”) which debt underlying the GV Debenture was initially incurred on October 6, 2009 and exchanged for the GV Debenture on January 19, 2014. The parties agreed that the conversion price in the GV Debenture would not be impacted by the 1:1,000 stock split implemented by the Company on February 24, 2015 and will remain $0.0075273.

On February 2, 2015, the Company’s transfer agent issued Blackbridge Capital, LLC (“Blackbridge”) 4,843,398 shares of common stock (the “Blackbridge Shares”) upon Blackbridge submitting a conversion notice converting a Convertible Promissory Note (the “Blackbridge Note”) in the principal amount of $90,000 plus interest. The Blackbridge Shares were issued without a standard restrictive legend as Blackbridge delivered a legal opinion to remove the restrictive legend under Rule 144 together with the conversion note. The Company believes that Blackbridge was in breach of the agreements entered with the Company in June 2014. The Company is contemplating commencing litigation against Blackbridge in connection with this matter.

On March 4, 2015, the Company entered into a Territorial License Agreement (the “License Agreement”) with Hermes Roll LLC (“Hermes”), a Nevada limited liability company currently being formed. Pursuant to the License Agreement, Hermes will license to the Company, on an exclusive basis in the State of California, certain intellectual property relating to Hermes’s system and method for scheduling categorized deliverables, according to demand, at the customer’s location based on smartphone application and/or via the internet, in consideration of 100,000 shares of Series D Preferred Stock of the Company (the “Preferred Shares”). The Preferred Shares have no liquidation rights. The Holder of the Preferred Shares will be entitled to vote on all matters submitted to shareholders of the Company on an as-converted basis. The Preferred Shares have a conversion price of $0.01 (the “Conversion Price”) and a stated value of $10.00 per share (the “Stated Value”). Each Preferred Share is convertible, at the option of the Holder, into such number of shares of common stock of the Company as determined by dividing the Stated Value by the Conversion Price. The issuance of the Preferred Shares was made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder. Hermes is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

On June 16, 2015, the Company and Hermes entered into that certain Amended and Restated Territorial License Agreement amending and restating the Territorial License Agreement to grant the Company an exclusive worldwide license to the Technology. In addition, subject to the Company providing Hermes with $5,000,000 in working capital, for a period of one year, the Company will have the option to acquire a 100% of the membership interest of Hermes in consideration of 20,000,000 shares of common stock of the Company. Further, in the event the Company provides less than $5,000,000 to Hermes the Company will have the option to acquire a pro-rata portion of the membership interests of Hermes in consideration of a pro-rata amount of shares of common stock of the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

On April 2, 2015, a third party converted 1,000 Series D Preferred Shares into 1,000,000 post-split common shares, which were issued by the Company to the third party on that date. On May 11, 2015, Reko Holdings converted 4,000 Series D Preferred Shares into 4,000,000 post-split common shares.

On April 22, 2015, Michael Murray was appointed by the Company as the Chairman of the Board of Directors of the Company. On April 23, 2015, Igwekali Reginald Emmanuel resigned as an executive officer and director of the Company to pursue other interests and Michael Murray was appointed as CEO, CFO, Secretary and Treasurer of the Company. Mr. Murray is an officer and shareholder of Hermes Roll LLC (“Hermes”), a Nevada limited liability company to be formed. On March 4, 2015, the Company entered into a Territorial License Agreement with Hermes, which is the basis for the Company’s current operations. Mr. Murray is the owner of 9,900 shares of Series D Preferred Stock of the Company that is convertible at Mr. Murray’s election.

On April 21, 2015, Alan R. Swift, CPA, P.A. resigned as the independent registered public accounting firm of the Company.

On April 21, 2015, the Company engaged Anton & Chia, LLP as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2015.

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

GOPHER PROTOCOL INC. (Registrant)

Date: August 7, 2015	By:	/s/ Michael Murray
Michael Murray
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal Executive, Financial and Accounting Officer)

	By:	/s/ Danny Rittman
Danny Rittman
Chief Technology Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Michael Murray	Michael Murray	President, CEO, CFO, Secretary,	August 7, 2015
Treasurer and Director
(Principal Executive, Financial and Accounting Officer)

/s/ Danny Rittman	Danny Rittman	Chief Technology Office and	August 7, 2015
Director

