Form 10-Q/A
period 2015-06-30
Gopher Protocol Inc.
filed 2015-08-10
CIK 1471781

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q/A

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

Large accelerated filer ☐	Accelerated filer ☐

Non accelerated filer ☐  (Do not check if a smaller reporting company)  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.00001 par value	5,520,642 Common Shares
(Class)	(Outstanding at August 7, 2015)

GOPHER PROTOCOL, INC.

PART I.	Financial Information

Item 1.	Financial Statements

GOPHER PROTOCOL, INC.

CONDENSED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

Current assets:
Accounts Receivable	$22,500	$-
Prepaid expenses	2,034	-
Total current assets	24,534	-

Property and equipment, net	2,719	3,393

Other assets	1,000	-

Total assets	28,253	$3,393

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIENCY)

Current liabilities:
Accounts payable and accrued expenses	$90,517	$203,916
Bank overdraft	-	24
Notes payable and accrued interest	38,822	251,748
Total current liabilities	129,339	455,688

Total liabilities	129,339	455,688

Contingencies

Stockholders’deficiency :

Series B Preferred stock, $0.00001 par value, 20,000,000 shares authorized; 45,000 shares issued as of June 30, 2015 and December 31, 2014, respectively	-	-

Series C Preferred stock, $0.00001 par value, 10,000 shares authorized; 700 and 700 shares issued as of June 30, 2015 and December 31, 2014, respectively	-	-
Series D Preferred stock, $0.00001 par value, 100,000 shares authorized; 95,000 and 0 shares issued as of June 30, 2015 and December 31, 2014, respectively	1	-
Common stock, $0.00001 par value, 500,000,000 shares authorized; 5,520,642 and 116 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively (1)	2,056	2,001
Treasury stock, at cost; 1,040 and 40 shares as of June 30, 2015 and December 31, 2014, respectively	(643,059)	(611,059)
Additional Paid In Capital	2,987,948	2,568,793
Accumulated deficit	(2,448,032)	(2,412,030)

Total stockholders’ deficiency	(101,086)	(452,295)

Total liabilities and stockholders’deficiency	$28,253	$3,393

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

On June 30, 2015, the Company appointed Danny Rittman as Chief Technical Officer and a board member.

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

