Form 10-Q
period 2015-09-30
Gopher Protocol Inc.
filed 2015-11-16
CIK 1471781

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐

Non accelerated filer ☐           (Do not check if a smaller reporting company)  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.00001 par value	5,894,342 Common Shares
(Class)	(Outstanding at November 15, 2015)

GOPHER PROTOCOL, INC.

Item 1.	Financial Statements

GOPHER PROTOCOL, INC.

CONDENSED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$1	$—
Accounts receivable	22,500	—
Prepaid expenses	39,702	—
Total current assets	62,203	—

Property and equipment, net	2,382	3,393

Other assets	1,000	—

Total assets	$65,585	$3,393

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$108,878	$203,916
Bank overdraft	—	24
Notes payable and accrued interest	50,530	251,748
Total current liabilities	159,408	455,688

Total liabilities	159,408	455,688

Contingencies

Stockholders’deficit :

Series B Preferred stock, $0.00001 par value, 20,000,000 shares authorized; 45,000 shares issued as of September 30, 2015 and December 31, 2014, respectively	—	—

Series C Preferred stock, $0.00001 par value, 10,000 shares authorized; 700 and 700 shares issued as of September 30, 2015 and December 31, 2014, respectively	—	—
Series D Preferred stock, $0.00001 par value, 100,000 shares authorized; 94,750 and 0 shares issued as of September 30, 2015 and December 31, 2014, respectively	1	—
Common stock, $0.00001 par value, 500,000,000 shares authorized; 5,870,642 and 116 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively (1)	2,058	2,001
Treasury stock, at cost; 1,040 and 40 shares as of September 30, 2015 and December 31, 2014, respectively	(643,059)	(611,059)
Additional Paid In Capital	3,013,946	2,568,793
Accumulated deficit	(2,466,769)	(2,412,030)

Total stockholders’ deficit	(93,823)	(452,295)

Total liabilities and stockholders’deficit	$65,585	$3,393

(1) All common share amounts and per share amounts in these financial statements reflect the 1-for-1,000 reverse stock split of the issued and outstanding shares of common stock of the Company, effective February 24, 2015, including retroactive adjustment of common shares amounts. See note 1.

The accompanying notes are an integral part of these condensed financial statements.

GOPHER PROTOCOL, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues:
Income from consulting activities	22,500	30,000	67,500	90,000
Total revenues	22,500	30,000	67,500	90,000

General and administrative expenses	29,529	231,685	91,499	321,357

Loss from operations	(7,029)	(201,685)	(23,999)	(231,357)

Other income (expenses):
Interest income	1,380	14,000	1,935	42,000
Interest expense	(13,088)	(15,788)	(32,675)	(47,900)
Total other income (expenses)	(11,708)	(1,788)	(30,740)	(5,900)

Loss before income taxes	(18,737)	(203,473)	(54,739)	(237,257)

Income tax expense	—	—	—	—

Net loss	$(18,737)	$(203,473)	$(54,739)	$(237,257)

Net loss per share:
Basic and diluted	$(0.00)	$(2,422.30)	$(0.02)	$(1,811.12)

Weighted average number of common shares outstanding:
Basic and diluted	5,583,526	84	3,132,304	131

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

GOPHER PROTOCOL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30,
	2015	2014

Cash Flows From Operating Activities:
Net loss	$(54,739)	$(237,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	1,011	1,304
Amortization of debt discount	25,882	3,657
Issuance of stock for services	26,000	99,000
Changes in fair market value of derivative liability	—	3,686
Issuance of equity to reduce notes payable	—	—
Changes in assets and liabilities:
Prepaid expenses	(39,702)	—
Accounts receivable	(22,500)	—
Accrued interest on notes receivable	—	(42,000)
Accounts payable and accrued expenses	57,256	44,079
Notes payable	—	—
Accrued interest on notes payable	6,794	45,133

Net cash produced by (used in) operating activities	$1	$(82,398)

Cash flows from financing activities:
Payments made on a note payable	—	(40,061)
Additional borrowing under a note	—	122,500
Cash inflow from a bank overdraft	—	(17)

Net cash used in financing activities	$—	$82,422

Net increase in cash	1	24

Cash, beginning of period	—	—

Cash, end of period	$1	$24

NON-CASH ACTIVITIES:
Shares issued to reduce notes payable	$233,894	$—
Reduction of note payable through conversion	$259,342	$110,378
Reclassification of par value for reverse stock split	$558	$—
Debt discount recorded on convertible and unsecured debt accounted for as a derivative liability	$—	$6,314

The accompanying notes are an integral part of these condensed financial statements.

GOPHER PROTOCOL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

(UNAUDITED)

Note 1 - Organization and Nature of Business

Gopher Protocol Inc. (f/k/a Forex International Trading Corp.) (the “Company”, “we”, “us”, “our”, “Gopher” or “GOPH”) was incorporated on July 22, 2009, under the laws of the State of Nevada and is headquartered in Perris, California. On September 9, 2009, the Company filed a Form S-1 Registration Statement to provide for the registration of securities under the Securities Act of 1933. In the past, and continuing in the present to a limited degree, it had been principally engaged in offering consulting for foreign currency market trading to non-US resident clients, professionals and retail clients. The Company’s revenue to date was related to consulting services provided to one company in the foreign exchange business. Going forward, the Company is developing a real-time, heuristic based, mobile technology. The technology under development consists of a smart microchip, mobile application software and supporting software that runs on a server. The system contemplates the creation of a global network. Upon development, the Company expects that its microchip technologies may be installed within mobile devices or on SIM cards.

On May 1, 2014, the Company’s stock listing was moved from the OTCQB to the OTC Pink Sheets due to the new OTCQB $.01 closing bid price requirement.

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

On March 4, 2015, the Company entered into a Territorial License Agreement (the “License Agreement”) with Hermes Roll LLC (“Hermes”), a Nevada limited liability company. Pursuant to the License Agreement, Hermes licensed to the Company, on an exclusive basis in the State of California, certain intellectual property relating to Hermes’s system and method for scheduling categorized deliverables, according to demand, at the customer’s location based on smartphone application and/or via the internet, in consideration of 100,000 shares of Series D Preferred Stock of the Company (the “Preferred Shares”). The Preferred Shares have no liquidation rights. The Holder of the Preferred Shares will be entitled to vote on all matters submitted to shareholders of the Company on an as-converted basis. The Preferred Shares have a conversion price of $0.01 (the “Conversion Price”) and a stated value of $10.00 per share (the “Stated Value”). Each Preferred Share is convertible, at the option of the Holder, into such number of shares of common stock of the Company as determined by dividing the Stated Value by the Conversion Price.

On June 16, 2015, the Company and Hermes entered into that certain Amended and Restated Territorial License Agreement, amending and restating the Territorial License Agreement to grant the Company an exclusive worldwide license to the Technology. In addition, subject to the Company providing Hermes with $5,000,000 in working capital, for a period of one year, the Company will have the option to acquire a 100% of the membership interest of Hermes in consideration of 20,000,000 shares of common stock of the Company. Further, in the event the Company provides less than $5,000,000 to Hermes the Company will have the option to acquire a pro-rata portion of the membership interests of Hermes in consideration of a pro-rata amount of shares of common stock of the Company. On June 30, 2015, the Company appointed Danny Rittman as Chief Technical Officer and a board member.  On August 20, 2015, the Company entered into an agreement with Dr. Danny Rittman pursuant to which the parties agreed that (i) all inventions, improvements and developments made or conceived by Dr. Danny Rittman, either solely or in collaboration with others pertaining to Company’s business, will be the property of Company, and (ii) Dr. Rittman will assign to the Company any and all intellectual property related to the Company’s consumer heuristic technology platform. Mr. Rittman is the Chief Technology Officer and a director of the Company as well as the Chairman of the Company’s Advisory Board, which is currently being formed.

On April 25, 2015, the Company filed an amendment to its Articles of Incorporation increasing the authorized shares of common stock from 2,000,000 shares to 500,000,000 shares.

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

On June 30, 2015, the Company appointed Danny Rittman as Chief Technical Officer and a board member. Mr. Rittman is the owner of 9,900 shares of Series D Preferred Stock of the Company that is convertible at Mr. Rittman’s election into 9,900,000 shares of common stock.

On August 20, 2015, the Company entered into an agreement with Dr. Danny Rittman pursuant to which the parties agreed that (i) all inventions, improvements and developments made or conceived by Dr. Danny Rittman, either solely or in collaboration with others pertaining to Company’s business, will be the property of Company, and (ii) Dr. Rittman will assign to the Company any and all intellectual property related to the Company’s consumer heuristic technology platform.

Note 2 - Summary of Significant Accounting Policies

Presentation and Basis of Financial Statements

The accompanying financial statements include the accounts of Gopher Protocol, Inc., and its wholly owned subsidiary, DirectJV Investments, Inc. (together “Gopher” or the Company”), and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. The Company has no cash and cash equivalents as of September 30, 2015.

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

As required by U.S. GAAP for long-lived assets, the Company evaluates the fair value of its property and equipment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Any impairment of value is recognized when the carrying amount of the asset exceeds its fair value. There were no impairment losses for the period ended September 30, 2015 and the fiscal year December 31, 2014.

Regarding contingent ownership of intellectual properties, please see footnotes 1 and 12 – Contingencies.

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

Treasury Stock

Treasury stock is recorded at cost. The re-issuance of treasury shares is accounted for on a first in, first-out basis and any difference between the cost of treasury shares and the re-issuance proceeds are charged or credited to additional paid-in capital. During 2011, the Company bought back 8 post-split shares (38,000 pre-split) shares of its own shares. On December 31, 2014, the Company returned 40,000 post-split shares (200,000,000 pre-split shares) to treasury in connection with the dissolution of the licensing agreement with third party, which holds no shares as of September 30, 2015.

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

U.S. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur. Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that would likely be sustained under examination. The Company had no uncertain tax positions as of September 30, 2015. The Company is current on its tax return filing, and its 2014 tax returns been filed.

The Company’s federal income tax returns are no longer subject to examination by the IRS for the years prior to 2010, and the related state income tax returns are no longer subject to examination by state authorities for the years prior to 2010.

Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”). Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. We had revenue of $22,500 and $30,000 for the fiscal quarter ended September 30, 2015 and 2014, respectively.

During the fiscal quarter ended September 30, 2015, 100% of the Company’s revenue was related to consulting services provided to one company in the foreign exchange business.

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

Earnings (Loss) Per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. Because of the Company’s net losses, the effects of stock options, convertible notes, and convertible preferred stock would be anti-dilutive and accordingly, is excluded from the computation of earnings per share. Diluted loss per share has not been computed for the fiscal quarter ended September 30, 2015 and the year ended December 31, 2014 because any potential additional common shares would reduce the reported loss per share and therefore have an antidilutive effect.

Note 3 - Liquidity and Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $54,739 and used cash in operating activities of $1 for the nine months ended September 30, 2015. The Company had a working capital deficit of $123,204, stockholders’ deficit of $93,823 and accumulated deficit of $2,466,769 respectively, at September 30, 2015. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The financial statements have been prepared assuming that the Company will continue to function as a going concern, and do not include adjustments that might result from the outcome of this uncertainty. Based on the Company’s operating plan, existing working capital at September 30, 2015 was insufficient to meet cash requirements to support Company operations through December 31, 2015.

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

In November 2014, the Company and the holder of the Vulcan note entered into settlement agreement terminate any and all agreements between them and to resolve all disputes existing between them, which are the subject of Holder’s draft complaint which has yet to be filed, upon the terms and conditions of which the Company issued the Holder 1,000,000 shares of common stock (the “Settlement Shares”) at a cost basis of $0.12 per share representing aggregate consideration of $120,000 (the “Settlement Amount”). The stock certificate representing the Settlement Shares had the standard 1933 Act restrictive legend. Holder, at its sole option, at any time prior to September 30, 2015, was entitled to convert the Settlement Shares into Series D Preferred Shares with a stated value of $120,000, a conversion price of $0.12 and liquidation and dividend rights to be determined. As of December 31, 2014, the note and accrued interest balance was $0.

Note 5 – Accounts Receivable

At September 30, 2015, the Company is owed $22,500 in revenue during the quarter from one customer.

Note 6 - Prepaid Expenses

On January 22, 2015, the Company entered into an Exchange Agreement with Vladimir Kirish pursuant to which Mr. Kirish converted $197,717.22 in debt payable by the Company into post-split 50,000 restricted shares of common stock (the “Kirish Shares”). Mr. Kirish acquired the debt from a third party. The Kirish Shares were issued to Mr. Kirish in reliance upon exemptions from registration pursuant to Section 3(a)(9) under the Securities Act of 1933. Mr. Kirish is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. At September 30, 2015, the Company recognized a prepaid expense of $14,887 from Glendon, which sold its debt to a third party for $197,717 at December 31, 2014. This money is owed to the Company as the third party overpaid for the debt by the amount of the prepaid expense.

During the third quarter, Glendon paid certain expenses for the Company, which netted against the prepaid expense.

On August 26, 2015, Gopher Protocol Inc. (the “Company”) finalized a consulting agreement that it entered into on August 11, 2015 with Michael Korsunsky (“Consultant”) pursuant to which Consultant was engaged by the Company to (i) provide introductions to strategic business alliances, (ii) advise on exposure and risk in the operation of smart phone applications and (iii) advise on market fluctuations within the different categories of the smart phone application delivery services sector, in consideration of 100,000 restricted shares of common stock of the Company, which shares were issued on or around August 26, 2015. The fair value of the services is $26,000, which was booked as a prepaid expense. Shares were issued for the services.

The balance at September 30, 2015 is $39,702.

Note 7 - Property and Equipment, Net

Property and equipment consisted of the following as of September 30, 2015 and December 31, 2014:

	Estimated
	Useful
	Lives	2015	2014
Computers and equipment	3 years	$12,539	$12,539
Furniture	7 years	9,431	9,431
		21,970	21,970
Less accumulated depreciation		19,588	18,577
		$2,382	$3,393

Depreciation expense was $1,011 and $1,304 for the fiscal quarter ended September 30, 2015 and 2014, respectively.

Note 8 - Other Assets

License agreements

On March 4, 2015, the Company entered into a Territorial License Agreement (the “License Agreement”) with Hermes Roll LLC (“Hermes”), a Nevada limited liability company currently being formed. Pursuant to the License Agreement, Hermes will license to the Company, on an exclusive basis in the State of California, certain intellectual property relating to Hermes’s system and method for scheduling categorized deliverables, according to demand, at the customer’s location based on smartphone application and/or via the internet, in consideration of 100,000 shares of Series D Preferred Stock of the Company (the “Preferred Shares”). The Preferred Shares have no liquidation rights. The Holder of the Preferred Shares will be entitled to vote on all matters submitted to shareholders of the Company on an as-converted basis. The Preferred Shares have a conversion price of $0.01 (the “Conversion Price”) and a stated value of $10.00 per share (the “Stated Value”). The preferred stock has a value of $1,000 based upon the cost of the license; due to the holder of license is the related party of the Company.

Each Preferred Share is convertible, which became effective on April 29, 2015, at the option of the Holder, into such number of shares of common stock of the Company as determined by dividing the Stated Value by the Conversion Price.

Note 9 – Notes and Convertible Notes Payable

At September 30, 2015 and December 31, 2014, notes payable and accrued interest consisted of:

	September 30,	December 31,
	2015	2014
Notes payable and accrued interest - Rasel	$—	$73,282	a.
Note payable and accrued interest - Glendon	—	43,464	b.
Note payable and accrued interest - Third Party Financier	22,710	33,959	c.
Note payable and accrued interest - Third Party Financier	—	8,592	d.
Note payable and accrued interest - Blackbridge	—	92,451	e.
Note payable and accrued interest - GV Global	27,820	—	f.

	$50,530	$251,748

a) Convertible Notes Payable

On October 6, 2009, the Company signed a note payable for $25,000 to Rasel Ltd due on October 6, 2010, bearing interest at 4% per annum. The proceeds were used to pay for half of existing accounts payable for legal fees incurred at the Company’s inception. On October 20, 2009, the Company signed a note payable for $50,000 payable to Rasel due on October 20, 2010, bearing interest at 4% per annum (collectively, the “Rasel Note”). These proceeds were used to pay for startup costs, audit fees and future expenses. On January 22, 2010, the Company signed a note payable for $50,000 payable to Rasel due on October 30, 2011, bearing interest at 4% per annum. These proceeds were used for working capital and expenditures. On January 22, 2010, the Company signed an amendment to extend the maturity date of the promissory notes in the amount of $25,000 and $50,000 dated October 6, 2009 and October 20, 2009, respectively, to October 30, 2011. On March 2, 2011, the Company and Rasel agreed to extend the maturity of all notes to December 31, 2012, in consideration of adding a conversion feature to the notes with either a 5% discount to the market price or a fixed price of $0.60 per share. The extension of maturity was effective as of December 30, 2010.

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

At September 30, 2015, the balance of the Rasel note is zero.

b) Note Payable

On December 31, 2012, the Company converted a payable in the amount of $155,542 to a note payable. The note bears annual interest at 10%, and was to mature on December 31, 2012. The Company has negotiated an extension to the maturity date until December 31, 2013.

On January 22, 2015, the Company entered into an Exchange Agreement with Vladimir Kirish pursuant to which Mr. Kirish converted $197,717 in debt payable for Glendon and part of accounts payable of $43,464 and $154,253 respectively by the Company into post-split 50,000 restricted shares of common stock (the “Kirish Shares”). Mr. Kirish acquired the debt from a third party. The Kirish Shares were issued to Mr. Kirish in reliance upon exemptions from registration pursuant to Section 3(a)(9) under the Securities Act of 1933. Mr. Kirish is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. At September 30, 2015, the Company recognized a prepaid expense of $14,887 from Glendon, which sold its debt to a third party for $197,717 at December 31, 2014. This money is owed to the Company as the third party overpaid for the debt by the amount of the prepaid expense.

The balance at September 30, 2015 and December 31, 2014, including accrued interest, is $0 and $43,464, respectively. The note was reduced for revenue during the fiscal quarter from the note holder. The Company settled the debt outstanding in the amount of $43,464 by assigning the receipt of the revenue to the creditor.

c) Issuance of note payable to third party

On July 24, 2013, the Company entered into a Securities Purchase Agreement with a third party financing source (“Financier 1”), for the issuance of an 8% convertible note in the principal amount of $42,500 (the “July 2013 Note”), of which $2,500 was for legal fees associated with the transaction.  The financing closed on July 31, 2013.

The July 2013 Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on April 29, 2014.  The July 2013 Note is convertible into common stock, at Financier 1’s option, at the greater of a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion or $0.00009.  In the event the Company prepays the July 2013 Note in full, the Company is required to pay to Financier 1 an amount in cash equal to all principal, interest and any other amounts owing multiplied by (i) 112% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 121% if prepaid 31 days following the closing through 60 days following the closing and (iii) 126% if prepaid 61 days following the closing through 90 days following the closing and (iv) 131% if prepaid 91 days following the closing through 120 days following the closing and (v) 136% if prepaid 121 days following the closing through 150 days following the closing and (vi) 141% if prepaid 151 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.   Financier 1 has agreed to restrict its ability to convert the July 2013 Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock.   The total net proceeds the Company received from this offering were $42,500, less $2,500 in attorney’s fees. As of the date of the July 2013 Note, the Company is obligated on the Note issued to Financier 1 in connection with the offering. The July 2013 Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company.  The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended  (the “Act”) for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated there under since, among other  things,  the  transaction  did not involve a public  offering,  Financier 1 is an accredited  investor, Financier 1 had access to information about the Company  and their  investment,  Financier 1  took the  securities  for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

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

The June 2014 Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on maturity.  The June 2014 Note is convertible into common stock, at Financier 1’s option, at the greater of a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion or $0.00001.  In the event the Company prepays the June 2014 Note in full, the Company is required to pay to Financier 1 an amount in cash equal to all principal, interest and any other amounts owing multiplied by (i) 112% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 121% if prepaid 31 days following the closing through 60 days following the closing and (iii) 126% if prepaid 61 days following the closing through 90 days following the closing and (iv) 131% if prepaid 91 days following the closing through 120 days following the closing and (v) 136% if prepaid 121 days following the closing through 150 days following the closing and (vi) 141% if prepaid 151 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

Financier 1 has agreed to restrict its ability to convert the June 2014 Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.   The total net proceeds the Company received from this offering were $32,500, less $2,500 in attorney’s fees pursuant to the terms of this convertible agreement. As of the date of the June 2014 Note, the Company is obligated on the Note issued to Financier 1 in connection with the offering. The June 2014 Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended  (the “Act”) for the private placement  of these  securities  pursuant  to  Section  4(2) of the Act  and/or  Regulation  D promulgated  there under since,  among other  things,  the  transaction  did not involve a public  offering,  Financier 1 is an accredited  investor, Financier 1 had access to information about the Company  and their  investment,  Financier 1  took the  securities  for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

As of December 31, 2014, the June 2014 Note is in default. The balance at September 30, 2015 is $21,330 and accrued interest is $1,380; the note payable balance was reduced by $11,170 due to conversions in the first quarter, and $1,459 of expenses reduced the principal balance as well. During the first fiscal quarter of 2015, Financier 1 sold the note to a third party in a transaction to which the Company was not a party.

The current balance of the note as of September 30, 2015 is $22,710.

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

The May 2014 Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on September 1, 2014.  The May 2104 Note is convertible into common stock, at Financier 2’s option, at the greater of a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion or $0.0001.

Financier 2 has agreed to restrict its ability to convert the May 2014 Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.    As of the date of the May 2014 Note, the Company is obligated on the Note issued to Financier 2 in connection with the offering. The May 2014 Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended  (the “Act”) for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated there under since, among other things, the transaction did not involve a public offering, Financier 2 is an accredited investor, Financier 2 had access to information about the Company and their investment, Financier 2 took the securities  for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

During the fiscal year ended December 31, 2014, Financier 2 converted 64,400 post-split (322,000,000 pre-split) shares at an average valuation of approximately $0.98 per share on a post-split basis. The Company has accrued $957 in interest expense in 2014 in connection with this note.

At September 30, 2015, the balance is zero, due to conversions during the quarter.

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

At December 31, 2014, the Company re-measured the derivative liability and recorded a fair value of $0 due to the loan being in default. As a result of the re-measurement, the Company recorded a change in fair value associated with this derivative liability as an expense totaling $7,238 for the fiscal year ended December 31, 2014.

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

In 2014, the Company accrued $2,451 of interest expense associated with this note; an additional $397 of interest was accrued during the first quarter of 2015. As of September 30, 2015, the balance is zero.

As of September 30, 2015, the note balance is zero.

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

The current note balance at September 30, 2015 is $27,820, which includes $5,414 of accrued interest.

Note 10 - Stockholders’ Deficit

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

Common Shares:

On September 2, 2013, effective September 1, 2013, the Company entered into an Evaluation License Agreement (the “ELA”) with Micrologic Design Automation, Inc. (“MDA”), pursuant to which MDA temporarily licensed to the Company, on a non-exclusive and royalty-free basis, certain technology and related materials for any purpose related to evaluating NanoDRC, NanoRV and NanoLVS technology (the “Technology”).  On January 2, 2014, and effective December 31, 2013, the Company and MDA signed a letter agreement whereby MDA provided for a perpetual, royalty free, exclusive license of the Licensed Technology, as defined in the Evaluation License Agreement dated September 1, 2013, in exchange for 40,000 post-split (200 million pre-split) shares of common stock (the “Shares”) of the Company.  MDA is not permitted to sell, assign, hypothecate or transfer the Shares in any way prior to the Company generating at minimum $50,000 in revenue through the use of the Technology (the “Revenue Target”).  A stop transfer legend shall be affixed to the certificate representing the Shares.  If the Revenue Target is achieved, then such stop transfer legend shall be removed.  The shares of common stock were issued under Section 4(2) of the Securities Act of 1933, as amended. On or about January 5, 2015, and effective December 31, 2014, the Company and MDA signed cancelation agreement in connection with ELA. MDM returned its stock certificate and the Company returned it to transfer agent for cancelation.

During the fiscal year ended December 31, 2014, Financier 1 converted $44,200 of its July 2013 Note into 6,399 post- split (31,994,477 pre-split) shares of common stock at an average conversion price of $0.0014 per share. In April 2014, Financier converted the entire remaining note balance, and released the company from its debt. On or about June 3, 2014, the Company issued another note to the Financier payable for $32,500 (“September 2014 Note”), of which $2,500 was for legal fees associated with the transaction. The terms of the new note were similar to the terms of prior note. On January 30, 2015, Financier 1 converted $10,000 of its June 2014 Note into 115 post-split (574,713 per split) shares of common stock at an average conversion price of $0.0174 per share. On March 6, 2015, Financier 1 converted $1,170 of its June 2014 Note into 2,996 post the new 1000:1 split shares of common stock at an average conversion price of $0.3905 per share. The remaining balance of the note in the sum of $21,330 was sold by said investor during March 2015 to a third party in a deal that the Company is not a part to.

During the fiscal year ended December 31, 2014, Financier 2 converted $66,178 of its note into 64,400 post-split (322,000,000 pre-split) shares of common stock at an average conversion price of $0.00021 per share.

During the fiscal year ended December 31, 2014 GV Global Communications, Inc. converted 7,770 of its Series C Preferred Stock into 12,910 post-split (64,551,667 pre-split) common shares. The Company issued 4,204 additional shares (21,021,900 shares pre-split) to settle calculation differences on conversions.

On or about November 14, 2014 the Company and the holder of the Vulcan note entered into settlement agreement terminate any and all agreements between them and to resolve all disputes existing between them, which are the subject of Holder’s draft complaint which has yet to be filed, upon the terms and conditions of which the Company will issue the Holder 200 post-split shares (1,000,000 pre-split shares) of common stock (the “Settlement Shares”) at a cost basis of $0.12 per share representing aggregate consideration of $120,000 (the “Settlement Amount”). The stock certificate representing the Settlement Shares shall bear the standard 1933 Act restrictive legend. Holder, at its sole option, at any time prior to September 30, 2015, may convert the Settlement Shares into Series D Preferred Shares with a stated value of $120,000, a conversion price of $0.12 and liquidation and dividend rights to be determined.

During the first fiscal quarter of 2015, Financier 1 received 574,713 additional shares for reducing its note balance by $12,629 and sold the remaining note balance of $21,330 to a third party. Financier 2 received 352,000 pre-split shares when it converted its remaining balance. Kirish received 50,000,000 pre-split shares worth $197,717 for assuming the Glendon note payable.

On January 22, 2015, the Company entered into an Agreement with Fleming PLLC, pursuant to which the Company issued 3,200,000 shares of common stock to Fleming PLLC in consideration of the forgiveness of trade debt payable by the Company in the amount of $32,000. The agreement was canceled and 3,200,000 shares were returned to treasury as of September 30, 2015.

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

On August 26, 2015, Gopher Protocol Inc. (the “Company”) finalized a consulting agreement that it entered into on August 11, 2015 with Michael Korsunsky (“Consultant”) pursuant to which Consultant was engaged by the Company to (i) provide introductions to strategic business alliances, (ii) advise on exposure and risk in the operation of smart phone applications and (iii) advise on market fluctuations within the different categories of the smart phone application delivery services sector, in consideration of 100,000 restricted shares of common stock of the Company, which shares were issued on or around August 26, 2015. The fair value of the services is $26,000.

On August 31, 2015, Direct Communications gave a notice of conversion to Company stating its intention to convert 250 Series D Preferred Shares to 250,000 common shares, which were issued on or around that date.

Treasury Stock

On April 25, 2011, the Company issued a press release announcing that its Board of Directors approved a share repurchase program. Under the program, the Company is authorized to purchase up to 200-post-split (1,000,000 pre-split) of its shares of common stock in open market transactions at the discretion of management. All stock repurchases will be subject to the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended and other rules that govern such purchases. As of December 31, 2013, the Company had repurchased 8-post-split shares (38,000 pre-split) shares of its common shares in the open market, which were returned to treasury. On December 31, 2014, the Company returned 40,000 post-split shares (200,000,000 pre-split shares) to treasury in connection with the dissolution of the licensing agreement with Micrologic.

During the first quarter of 2015, Company’s counsel, who had previously been issued 32,000 shares as compensation, returned those shares to Treasury. As of September 30, 2015, the Company has 1,040 treasury shares at cost basis.

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

The Series B Preferred Stock has a stated value of $100 per share and is convertible into the Company’s common stock at a conversion price of $0.30 per share representing 3,000 posts split (15,000,000 pre-split) common shares. Furthermore, the Series B Preferred Stock votes on an as converted basis and carries standard anti-dilution rights. These rights were subsequently removed, except in cases of stock dividends or splits. As of September 30, 2015, there are 45,000 Series B Preferred Shares outstanding.

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

During the fiscal year ended December 31, 2014, GV Global Communications, Inc converted 7,770 of its Series C Preferred Stock into 12,010 post-split (64,551,667 common shares pre-split). During the third quarter of 2014, the Company received 4,204 post-split (21,021,900 pre-split) common shares to adjust the shares issued to reflect the amount that both they and the Company believed that they were owed. At September 30, 2015, and at December 31, 2014, GV owns 700 Series C Preferred Shares.

The issuance of the Series C Preferred Stock was made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder.  GV is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Series D Preferred Shares

On March 4, 2015, the Company entered into a Territorial License Agreement (the “License Agreement”) with Hermes Roll LLC (“Hermes”), a Nevada limited liability company currently being formed. Pursuant to the License Agreement, Hermes will license to the Company, on an exclusive basis in the State of California, certain intellectual property relating to Hermes’s system and method for scheduling categorized deliverables, according to demand, at the customer’s location based on smartphone application and/or via the internet, in consideration of 100,000 shares of Series D Preferred Stock of the Company (the “Preferred Shares”). The preferred stock has a value of $ 1,000 based upon the cost of the license; due to the holder of license is the related party of the Company. The Preferred Shares have no liquidation rights. The Holder of the Preferred Shares will be entitled to vote on all matters submitted to shareholders of the Company on an as-converted basis. The Preferred Shares have a conversion price of $0.01 (the “Conversion Price”) and a stated value of $10.00 per share (the “Stated Value”). Subject to the Company increasing its authorized shares of common stock to 500,000,000, each Preferred Share is convertible, at the option of the Holder, into such number of shares of common stock of the Company as determined by dividing the Stated Value by the Conversion Price. The issuance of the Preferred Shares was made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder. Hermes is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. As of September 30, 2015, there are 100,000 Series D shares outstanding (1,000 shares post-split).

On November 14, 2014 the Company and the holder of the Vulcan note entered into settlement agreement terminate any and all agreements between them and to resolve all disputes existing between them, which are the subject of Holder’s draft complaint which has yet to be filed, upon the terms and conditions of which the Company issued the Holder post-split 1,000,000 shares of common stock (the “Settlement Shares”) at a cost basis of $0.12 per share representing aggregate consideration of $120,000 (the “Settlement Amount”). The stock certificate representing the Settlement Shares shall bear the standard 1933 Act restrictive legend. Holder, at its sole option, at any time prior to September 30, 2015, may convert the Settlement Shares into Series D Preferred Shares with a stated value of $120,000, a conversion price of $0.12 and liquidation and dividend rights to be determined.

On April 2, 2015, a third party converted 1,000 Series D Preferred shares into 1,000,000 common shares. On May 11th, 2015, Reko Holdings, LLC converted 4,000 shares of its Series D Preferred Stock into 4,000,000 restricted common shares.

On August 31, 2015, Direct Communications gave a notice of conversion to Company stating its intention to convert 250 Series D Preferred Shares to 250,000 common shares, which were issued on or around that date.

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

On June 30, 2015, the Company appointed Danny Rittman as Chief Technical Officer and a board member. On August 20, 2015, the Company entered into an agreement with Dr. Danny Rittman pursuant to which the parties agreed that (i) all inventions, improvements and developments made or conceived by Dr. Danny Rittman, either solely or in collaboration with others pertaining to Company’s business, will be the property of Company, and (ii) Dr. Rittman will assign to the Company any and all intellectual property related to the Company’s consumer heuristic technology platform. Said agreement is contingent upon the Company funding its commitments per the June 16, 2015 - Amended and Restated Territorial License Agreement. Failure of the Company providing this funding, in full, or partially, will automatically terminate any GOPH ownership of the intellectual properties. Mr. Rittman is the Chief Technology Officer and a director of the Company as well as the Chairman of the Company’s Advisory Board, in formation. Mr. Rittman is the owner of 9,900 shares of Series D Preferred Stock of the Company that is convertible at Mr. Rittman’s election into 9,900,000 shares of common stock.

During the fiscal quarter ended September 30, 2015, the Company paid no rent for the use of prior headquarters in Perris, California, although it did pay minimal fees for office expenses.

Note 12 - Contingencies

Legal Proceedings

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business.  There is currently no litigation that management believes will have a material impact on the financial position of the Company.

In connection with the registration of GopherInside as a trademark, the Company has been approached by Intel Corporation requesting that the Company abandon the trademark in lieu of potential confusion with their trademark Intel Inside. The Company has taken the initial steps necessary to alleviate any concern Intel may have associated with mobile or computer platforms. Furthermore, the Company holds the opinion that GopherInside is by merit different from “Intel + Inside” as two separate words. Additionally, a simple online search yields 1,189 live non-Intel marks that include the word “INSIDE.”

On June 16, 2015, the Company and Hermes entered into that certain Amended and Restated Territorial License Agreement, amending and restating the Territorial License Agreement to grant the Company an exclusive worldwide license to the Technology. In addition, subject to the Company providing Hermes with $5,000,000 in working capital, for a period of one year, the Company will have the option to acquire a 100% of the membership interest of Hermes in consideration of 20,000,000 shares of common stock of the Company. Further, in the event the Company provides less than $5,000,000 to Hermes the Company will have the option to acquire a pro-rata portion of the membership interests of Hermes in consideration of a pro-rata amount of shares of common stock of the Company. As such, the ownership of all intellectual properties as described in footnote 1 is contingent upon the Company providing this funding. Failure of the Company providing this funding, in full, or partially, will automatically terminate any GOPH ownership of the intellectual properties, and the Company will be a licensor per the license agreement dated March 4, 2015.

Note 13 - Per Share Information

Loss per share

Basic loss per share of common stock is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding.  Diluted loss per share of common stock (“Diluted EPS”) is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents and convertible securities then outstanding.  At September 30, 2015 and 2014, there were 104,757,788 and 15,888 of potentially dilutive post-split common stock equivalents outstanding, respectively. The potentially dilutive common stock equivalents at September 30, 2015 arise from (i) the issuance on December 7, 2011 of 45,000 Series B Preferred Shares which are convertible into 3,000 common shares, (ii) the issuance of 10,000 Series C Preferred Shares having a stated value of $100 per share, of which 700 shares remain unconverted, which remaining unconverted shares are convertible into 770 post-split common shares, given recent market prices, and notwithstanding a restriction against owning more than 4.99% of the Company’s stock, and (iii) the issuance of a note to a third party Financier, which based on a theoretical conversion at December 31, 2014 would have converted into post-split 3,871 shares of common stock, and (iv) the issuance of a note payable to GV Global which based on hypothetical conversion at September 30, 2015 would have converted into 9,999,947 post-split common shares, and (v) the issuance of 100,000 Series D Preferred Shares worth $120,000 to Vulcan, 5,250 of which have already been converted during this fiscal quarter, the remainder (unconverted balance) of which given hypothetical conversion at September 30, 2015 would have converted to 94,750,000 post-split shares. The potentially dilutive common stock equivalents at September 30, 2014 arise from (i) the issuance on December 7, 2011 of 45,000 Series B Preferred Shares which are convertible into 3,000 common shares, (ii) the issuance of the Rasel note which is convertible into 52 shares, (iii) the issuance of 10,000 Series C Preferred Shares having a stated value of $100 per share, of which 700 shares remain unconverted, which remaining unconverted shares are convertible into 6 common shares, given recent market prices, and notwithstanding a restriction against owning more than 4.99% of the Company’s stock, and (iv) the issuance of a $500,000 convertible note payable to Vulcan netted against the note receivable from Vulcan, which is convertible into 30 shares, given recent market prices, and notwithstanding a restriction against owning more than 4.99% of the Company’s stock, (iv) the issuance of a note to a third party Financier, which based on a theoretical conversion at September 30, 2014 would have converted into 23 shares of common stock, and (v) the issuance of a note payable to a Third Party, of which the remaining balance at September 30, 2014 is $25,282, which at current market prices converts into 23 shares and (vi) the issuance of a convertible note and derivative liability which converts into 44 shares. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on the net loss per common share. Share amounts are shown in pre-split amounts (prior to the reverse split in October 2014) to facilitate comparison between the periods.

Note 14 – Concentrations

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

There have been no losses in these accounts through September 30, 2015 and December 31, 2014.

Concentration of revenue and accounts receivable as of September 30, 2015 and December 31, 2014, the Company has one customer, which counts 100% of revenue and accounts receivable.

Note 15 - Subsequent Events

Management has evaluated events that occurred subsequent to the end of the fiscal quarter shown herein. On or around October 27, 2015, the Company has retained an investment firm to assist with sourcing capital.

On November 10, 2015, a third party converted $21,330 owed in a note into 23,700 shares of common stock.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our condensed results of operations, financial condition and liquidity position for the nine months ended September 30, 2015. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2014 and the condensed unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

This section of the report should be read together with Notes of the Company unaudited financials. The unaudited statements of operations for the nine months ended September 30, 2015 and, 2014 are compared in the sections below:

General Overview

The Company is developing real-time, heuristic based, mobile technology. The technology consists of a smart microchip, mobile application software and supporting software that runs on a server. The system contemplates the creation of a global network. The microchip may be installed within mobile devices or on a SIM card.

Territorial License Agreement (and Amendment):

On March 4, 2015, the Company entered into a Territorial License Agreement (the “License Agreement”) with Hermes Roll LLC (“Hermes”), a Nevada limited liability company currently being formed. Pursuant to the License Agreement, Hermes will license to the Company, on an exclusive basis in the State of California, certain intellectual property relating to Hermes’s system and method for scheduling categorized deliverables, according to demand, at the customer’s location based on smartphone application and/or via the internet, in consideration of 100,000 shares of Series D Preferred Stock of the Company (the “Preferred Shares”). The Preferred Shares have no liquidation rights. The holder of the Preferred Shares will be entitled to vote on all matters submitted to shareholders of the Company on an as-converted basis. The Preferred Shares have a conversion price of $0.01 (the “Conversion Price”) and a stated value of $10.00 per share (the “Stated Value”). Each Preferred Share is convertible, at the option of the holder, into such number of shares of common stock of the Company as determined by dividing the Stated Value by the Conversion Price. On June 16, 2015, the Company and Hermes entered into that certain Amended and Restated Territorial License Agreement amending and restating the Territorial License Agreement to grant the Company an exclusive worldwide license to the Technology. In addition, subject to the Company providing Hermes with $5,000,000 in working capital, for a period of one year, the Company will have the option to acquire a 100% of the membership interest of Hermes in consideration of 20,000,000 shares of common stock of the Company. Further, in the event the Company provides less than $5,000,000 to Hermes the Company will have the option to acquire a pro-rata portion of the membership interests of Hermes in consideration of a pro-rata amount of shares of common stock of the Company. On June 30, 2015, the Company appointed Danny Rittman as Chief Technical Officer and as a Director.  On August 20, 2015, the Company entered into an agreement with Dr. Danny Rittman pursuant to which the parties agreed that (i) all inventions, improvements and developments made or conceived by Dr. Danny Rittman, either solely or in collaboration with others pertaining to Company’s business, will be the property of Company, and (ii) Dr. Rittman will assign to the Company any and all intellectual property related to the Company’s consumer heuristic technology platform. Said agreement is contingent upon the Company funding its commitments pursuant to the Amended and Restated Territorial License Agreement. Failure of the Company to obtain the necessary funding will result in the automatic termination of the Company’s ownership of the intellectual properties. Mr. Rittman is the Chief Technology Officer and a director of the Company as well as the Chairman of the Company’s Advisory Board, which is currently being formed.

Gopher is a heuristic-based technology platform that connects consumers with the products and services through a novel way of master scheduling deliverables according to demand at the customer’s location based on a smartphone application, the internet or by phone call.

To date, the Company has filed for 14 different patents, as well as trademarks, landing and social media pages that represent the Company’s intellectual property. The following is a description of the Company’s intellectual property portfolio:

Patents and/or patents pending:

I. HermesRoll [New Name: GopherEx] - TITLE OF INVENTION: HERMES System and method for scheduling categorized deliverables, according to demand, to customer’s location based on smartphone application or/and web site.

II. NeftApp - TITLE OF INVENTION: System and method for scheduling gasoline or diesel fill, according to demand, at the customer’s location.

III. eBarter - TITLE OF INVENTION: System and method for finding possible bartering partners in both two-party and multi-party scenarios via smartphone/mobile device application.

IV. HyperPower - TITLE OF INVENTION: System and method for power saving/reduction within integrated circuits.

V. GopherInsight - TITLE OF INVENTION: Circuit or microchip with a secured BIOS system, with ROM and RAM memory, working with smartphone software application and other microchips on a separate private network.

VI. FriendInMe - TITLE OF INVENTION: System and method for overseeing and monitoring user’s computerized activity to define privacy level.

VII. Remote Power down - TITLE OF INVENTION: System, method and computer program for remote disablement and enablement of mobile devices

IIX. GopherSOS - TITLE OF INVENTION: System, method and computer program for real time emergency communication, beacon, location identification and tracking for mobile devices

IX. Auto Airplane Mode - TITLE OF INVENTION: System, method and a computer program for automatic altitude and motion activity detection, and activation or deactivation Airplane Mode for mobile devices.

X.  Database management and sharing - TITLE OF INVENTION: System, method and software application for mobile database management and sharing over private, secured network.

XI. 3D Chip - TITLE OF INVENTION: Monolithic multi-dimensional integrated circuits (ICs) on both sides of electronic board including utilization of all package’s planes.

XII. Composite Memory structure for Integrated Circuits - TITLE OF INVENTION: Monolithic, multi-dimensional, multi-plane, memory structure for integrated circuits.

XIII. Advertisement Symbols - TITLE OF INVENTION: Method, system and computer software for advertisement, using symbols as characters interface.

XIV. Sipo – Mobile Trucking services at the customer’s location TITLE OF INVENTION: System and http://gopherprotocol.com/trucking services, according to demand, at the customer’s or any other location using smartphone application and/or internet web site.

Trademarks filed (not granted yet):

    “GopherInside”; “GopherInsight”; and “FriendInMe”

Domain names:

    http://gopherprotocol.com

    http://gasgenie.com

    http://neftapp.com

    http://hermesroll.com

    http://hermescroll.com

http://gopherinside.com http://gopherinsight.com http://gopherex.com/ Smartphone applications: NeftApp – Uploaded. Hermesroll (Name recently changed to GopherEx) (currently under development)

Results of Operations:

Fiscal quarter ended September 30, 2015 and September 30, 2014

A comparison of the statements of operations for the three months ended September 30, 2015 and 2014 is as follows:

Revenues:

The following table summarizes our revenues for the fiscal quarter ended September 30, 2015 and 2014:

Fiscal quarter ended September 30,	2015	2014
Total revenues	$22,500	$30,000

The Company was able to leverage its consulting expertise in the area of foreign exchange during the first fiscal quarter of 2015 and 2014. Revenue dropped 25% in the third quarter of 2015, compared to the prior period. Revenue derived from one customer in both cases, but fewer billable hours was billed to the customer during the current period. Given the customer concentration, the customer has more leverage to negotiate favorable rates for consulting services.

Operating expenses:

The following table summarizes our operating expenses for the fiscal Quarter ended September 30, 2015 and 2014:

Fiscal quarter ended September 30,	2015	2014
Total operating expenses	$29,529	$231,685

The Company disposed of certain debts between the periods, resulting in lower G&A costs for legal and professional services. In the current period, operating expenses includes $25,881 of debt amortization cost. In the third quarter of 2014, the Company expensed (a) the amortization of the debt discount for $3,657 and (b) the change in fair market value of a derivative liability for $3,686.

Other income (expenses):

The following table summarizes our other income (expenses) for the fiscal quarter ended September 30, 2015 and 2014:

Fiscal quarter ended September 30,	2015	2014

Interest income	$1,380	$14,000
Interest (expense)	(13,088)	(15,788)
Total other income/expense	(11,708)	(1,788)

In 2015, interest income is lower than in the prior period.

The following table summarizes our revenues for the first nine months ended September 30, 2015 and 2014:

Nine months ended September 30,	2015	2014
Total revenues	$67,500	$90,000

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

Operating expenses:

For the nine months ended September 30, 2015 and 2014:

Nine months ended September 30,	2015	2014
Total operating expenses	$91,499	$321,357

The Company disposed of certain debts between the periods, resulting in lower G&A costs for legal and professional services. In the current period, operating expenses includes $25,881 of debt amortization cost. In the third quarter of 2014, the Company expensed (a) the amortization of the debt discount for $3,657 and (b) the change in fair market value of a derivative liability for $3,686.

Other income (expenses):

The following table summarizes our other income (expenses) for the nine months ended September 30, 2015 and 2014:

Nine months ended September 30,	2015	2014
Interest income	$1,935	$42,000
Interest (expense)	(32,675)	(47,900)
Total other income/expense	(30,740)	(5,900)

In 2015, interest income is lower than in the prior period.

Liquidity and Capital Resources

Our cash and cash equivalents were $1 and $nil for the periods ended September 30, 2015 and December 31, 2014. Cash flows from operations in the first nine months of 2015 was $1, compared to a use of cash by operations of $82,398 in the first nine months of 2014. The reason for that difference is the numerous share issuances to dispose of debt in the most recent 9 months. Cash flows used by financing activities was $nil in the first nine months of 2015, compared to $82,422 in the first nine months of 2014.

Our financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of additional income and the satisfaction of liabilities in the normal course of business. At September 30, 2015, the Company has a negative working capital of $123,204, and an accumulated deficit of $2,466,769. This raises substantial doubt about its ability to continue as a going concern.

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

Debt Financing Arrangements

At September 30, 2015 and as of December 31, 2014, notes payable and accrued interest consisted of:

a) Convertible Notes Payable

On October 6, 2009, the Company signed a note payable for $25,000 to Rasel Ltd. due on October 6, 2010, bearing interest at 4% per annum. The proceeds were used to pay for half of existing accounts payable for legal fees incurred at the Company’s inception. On October 20, 2009, the Company signed a note payable for $50,000 payable to Rasel due on October 20, 2010, bearing interest at 4% per annum (collectively, the “Rasel Note”). These proceeds were used to pay for startup costs, audit fees and future expenses. On January 22, 2010, the Company signed a note payable for $50,000 payable to Rasel due on October 30, 2011, bearing interest at 4% per annum. These proceeds were used for working capital and expenditures. On January 22, 2010, the Company signed an amendment to extend the maturity date of the promissory notes in the amount of $25,000 and $50,000 dated October 6, 2009 and October 20, 2009, respectively, to October 30, 2011. On March 2, 2011, the Company and Rasel agreed to extend the maturity of all notes to December 31, 2012, in consideration of adding a conversion feature to the notes with either a 5% discount to the market price or a fixed price of $0.60. The extension of maturity was effective as of December 30, 2010.

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

At September 30, 2015, the balance of the Rasel note is zero.

b) Note Payable

On December 31, 2012, the Company converted a payable in the amount of $155,542 to a note payable. The note bears annual interest at 10%, and was to mature on December 31, 2012. The Company has negotiated an extension to the maturity date until December 31, 2013.

On January 22, 2015, the Company entered into an Exchange Agreement with Vladimir Kirish pursuant to which Mr. Kirish converted $197,717.22 in debt payable for Glendon and part of accounts payable of $43,464 and $154, 253 respectively by the Company into post-split 50,000 restricted shares of common stock (the “Kirish Shares”). Mr. Kirish acquired the debt from a third party. The Kirish Shares were issued to Mr. Kirish in reliance upon exemptions from registration pursuant to Section 3(a)(9) under the Securities Act of 1933. Mr. Kirish is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. At September 30, 2015, the Company recognized a prepaid expense of $14,887 from Glendon, which sold its debt to a third party for $197,717 at December 31, 2014. This money is owed to the Company as the third party overpaid for the debt by the amount of the prepaid expense.

The balance at September 30, 2015 and December 31, 2014, including accrued interest, is $0 and $43,464, respectively. The note was reduced for revenue during the fiscal quarter from the note holder. The Company settled the debt outstanding in the amount of $43,464 by assigning the receipt of the revenue to the creditor.

c) Issuance of note payable to third party

On July 24, 2013, the Company entered into a Securities Purchase Agreement with a third party financing source (“Financier 1”), for the issuance of an 8% convertible note in the principal amount of $42,500 (the “July 2013 Note”), of which $2,500 was for legal fees associated with the transaction.  The financing closed on July 31, 2013.

The July 2013 Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on April 29, 2014.  The July 2013 Note is convertible into common stock, at Financier 1’s option, at the greater of a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion or $0.00009.  In the event the Company prepays the July 2013 Note in full, the Company is required to pay to Financier 1 an amount in cash equal to all principal, interest and any other amounts owing multiplied by (i) 112% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 121% if prepaid 31 days following the closing through 60 days following the closing and (iii) 126% if prepaid 61 days following the closing through 90 days following the closing and (iv) 131% if prepaid 91 days following the closing through 120 days following the closing and (v) 136% if prepaid 121 days following the closing through 150 days following the closing and (vi) 141% if prepaid 151 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.   Financier 1 has agreed to restrict its ability to convert the July 2013 Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock.   The total net proceeds the Company received from this offering were $42,500, less $2,500 in attorney’s fees. As of the date of the July 2013 Note, the Company is obligated on the Note issued to Financier 1 in connection with the offering. The July 2013 Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company.  The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended  (the “Act”) for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated there under since, among other  things,  the  transaction  did not involve a public  offering,  Financier 1 is an accredited  investor, Financier 1 had access to information about the Company  and their  investment,  Financier 1  took the  securities  for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

In April 2014, Financer converted the entire remaining note balance, and released the company from its debt, which is a zero balance. In June of 2014, the Company issued another note to the Financer payable for $32,500 (“June 2014 Note”), of which $2,500 was for legal fees associated with the transaction. The terms of the new note were similar to the terms described above, with a maturity of March 5, 2015.

The June 2014 Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on maturity.  The June 2014 Note is convertible into common stock, at Financier 1’s option, at the greater of a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion or $0.00001.  In the event the Company prepays the June 2014 Note in full, the Company is required to pay to Financier 1 an amount in cash equal to all principal, interest and any other amounts owing multiplied by (i) 112% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 121% if prepaid 31 days following the closing through 60 days following the closing and (iii) 126% if prepaid 61 days following the closing through 90 days following the closing and (iv) 131% if prepaid 91 days following the closing through 120 days following the closing and (v) 136% if prepaid 121 days following the closing through 150 days following the closing and (vi) 141% if prepaid 151 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

Financier 1 has agreed to restrict its ability to convert the June 2014 Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.   The total net proceeds the Company received from this offering were $32,500, less $2,500 in attorney’s fees pursuant to the terms of this convertible agreement. As of the date of the June 2014 Note, the Company is obligated on the Note issued to Financier 1 in connection with the offering. The June 2014 Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated there under since, among other things, the transaction did not involve a public offering, Financier 1 is an accredited investor, Financier 1 had access to information about the Company and their investment, Financier 1 took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

As of December 31, 2014, the June 2014 Note is in default. The balance at September 30, 2015 is $21,330 and accrued interest is $1,380; the note payable balance was reduced by $11,170 due to conversions in the first quarter, and $1,459 of expenses reduced the principal balance as well. During the first fiscal quarter of 2015, Financer 1 sold the note to a third party in a deal to which the Company was not a party.

The balance of the note at September 30, 2015 is $22,710.

d) Third Party Note Payable

On May 13, 2014, the Company entered into an agreement with a third party financing source (“Financer 2”), for the issuance of an 8% convertible note in the principal amount of $147,625 (the “May 2014 Note”).  In conjunction with the issuance of the May 2014 Note, an existing note holder (Rasel, owner of the Rasel Notes) agreed to have the proceeds of the May 2014 Note used to offset the amounts owed to them as evidenced by the Assignment of Convertible Debenture agreement dated May 12, 2014, between the holders of the Rasel Notes and Financer 2. The Assignment of Convertible Debenture agreement calls for the Financer 2 to make two payments of $73,812.50 each to the existing note holder (Rasel Notes). On May 13, 2014, the Financer 2 made the first payment to the existing note holder (Rasel Notes), however, Financier 2 defaulted on its obligation to make the second payment per the Assignment of Convertible Debenture agreement. As a result, the Company and Financier 2 have mutually agreed to release Financier 2 from its obligation for the second payment, and the other half of the note in the amount of $73,812.50 reverted back to Rasel.

The May 2014 Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on September 1, 2014.  The May 2104 Note is convertible into common stock, at Financier 2’s option, at the greater of a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion or $0.0001.

Financier 2 has agreed to restrict its ability to convert the May 2014 Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.  As of the date of the May 2014 Note, the Company is obligated on the Note issued to Financier 2 in connection with the offering. The May 2014 Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended  (the “Act”) for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated there under since, among other things, the transaction did not involve a public offering, Financier 2 is an accredited investor, Financier 2 had access to information about the Company and their investment, Financier  2 took the securities  for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

During the fiscal year ended December 31, 2014, Financier 2 converted 64,400 post-split (322,000,000 pre-split) shares at an average valuation of approximately $0.98 on a post-split basis. The Company has accrued $957 in interest expense in 2014 in connection with this note.

At September 30, 2015, the balance is zero, due to conversions during the quarter.

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

At December 31, 2014, the Company re-measured the derivative liability and recorded a fair value of $0 due to the loan being in default. As a result of the re-measurement, the Company recorded a change in fair value associated with this derivative liability as an expense totaling $7,238 for the fiscal year ended December 31, 2014.

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

In 2014, the Company accrued $2,451 of interest expense associated with this note; an additional $397 of interest was accrued during the first quarter of 2015. As of September 30, 2015, the balance is zero.

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

The current note balance at September 30, 2015 is $27,820, which includes $5,414 of accrued interest.

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

As required by U.S. GAAP for long-lived assets, the Company evaluates the fair value of its property and equipment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Any impairment of value is recognized when the carrying amount of the asset exceeds its fair value. There were no impairment losses for the fiscal year ended September 30, 2015 and December 3, 2014.

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

U.S. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur. Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that would likely be sustained under examination. The Company had no uncertain tax positions as of September 30, 2015. The Company is current with its tax filing, and filed 2014 tax returns.

The Company’s federal income tax returns are no longer subject to examination by the IRS for the years prior to 2010, and the related state income tax returns are no longer subject to examination by state authorities for the years prior to 2010.

Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”). Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. We had revenue of $22,500 and $30,000 for the fiscal quarter ended September 30, 2015 and 2014, respectively.

During the fiscal quarter ended September 30, 2015, 100% of the Company’s revenue was related to consulting services provided to one company in the foreign exchange business.

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

Earnings (Loss) Per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. Because of the Company’s net losses, the effects of stock options, convertible notes, and convertible preferred stock would be anti-dilutive and accordingly, is excluded from the computation of earnings per share. Diluted loss per share has not been computed for the fiscal quarter ended September 30, 2015 and 2014 because any potential additional common shares would reduce the reported loss per share and therefore have an antidilutive effect.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2015, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

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

On August 26, 2015, the Company finalized a consulting agreement that it entered into on August 11, 2015 with Michael Korsunsky (“Consultant”) pursuant to which Consultant was engaged by the Company to (i) provide introductions to strategic business alliances, (ii) advise on exposure and risk in the operation of smart phone applications and (iii) advise on market fluctuations within the different categories of the smart phone application delivery services sector, in consideration of 100,000 restricted shares of common stock of the Company, which shares were issued on or around August 26, 2015.

On August 31, 2015, Direct Communications, Inc. notified the Company that it had executed a conversion notice to convert 250 Series D Preferred Shares into 250,000 common shares, which such common shares were issued to Direct Communications, Inc. on or around that date.

The issuances of the above securities are exempt from the registration requirements under Rule 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D. The recipients of the above securities are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

In October 2014, the Company reverse split its shares of common stock on a 5,000: 1 basis.

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

On April 29, 2015 the Company increased its authorized shares of common stock from 2,000,000 to 500,000,000.

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

On June 30, 2015, the Company appointed Danny Rittman as Chief Technology Officer and as a director.

On August 20, 2015, the Company entered into an agreement with Dr. Danny Rittman pursuant to which the parties agreed that (i) all inventions, improvements and developments made or conceived by Dr. Danny Rittman, either solely or in collaboration with others pertaining to Company’s business, will be the property of Company, and (ii) Dr. Rittman will assign to the Company any and all intellectual property related to the Company’s consumer heuristic technology platform. Mr. Rittman is the Chief Technology Officer and a director of the Company as well as the Chairman of the Company’s Advisory Board, in formation. Mr. Rittman is the owner of 9,900 shares of Series D Preferred Stock of the Company that is convertible at Mr. Rittman’s election.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1	Certificate of Incorporation of Forex International Trading Corp. (6)
3.2	Bylaws of Forex International Trading Corp. (6)
3.3	Certificate of Designation for Series A Preferred Stock (14)
3.4	Certificate of Designation for Series B Preferred Stock (21)
3.5	Certificate of Designation – Series C Preferred Stock (22)
3.6	Amendment to the Certificate of Designation for the Series B Preferred Stock (25)
3.7	Amendment to the Certificate of Designation for the Series C Preferred Stock(25)
3.8	Certificate of Change filed pursuant to NRS 78.209 (31)
3.9	Articles of Merger filed pursuant to NRS 92.A.200 (31)
3.10	Certificate of Amendment to the Articles of Incorporation of Gopher Protocol Inc. (34)
4.1	Convertible Promissory Note issued by the Company to ATL dated July 8, 2010 (3)
4.2	Secured and Collateralized Promissory Note issued by ATL to the Company dated July 8, 2010 (3)
4.3	Collateral and Security Agreement by and between Forex International Trading Group and ATL dated July 7, 2010 (3)
4.4	Promissory Note issued to Rasel Ltd. Dated October 6, 2009(7)
4.5	Promissory Note issued to Rasel Ltd. Dated October 20, 2009 (7)
4.6	Letter Agreement between Rasel Ltd. and Forex International Trading Corp. dated January 22, 2011 (8)
4.7	Letter Agreement by and between Forex International Trading Group and ATL dated November 8, 2010(9)
4.8	6% Convertible Note issued to APH (11)
4.9	6% Convertible Debenture issued to HAM dated April 5, 2011 (14)

4.10	Promissory Note dated November 30, 2011 issued to Cordellia d.o.o. in the amount of $1,000,000 (18)
4.11	$500,000 Convertible Promissory Note issued by Forex International Trading Corp. (23)
4.12	$400,000 Secured and Collateralized Promissory Note issued by Vulcan Oil & Gas Inc. (23)
4.13	Securities Purchase Agreement dated July 24, 2013 entered with Asher Enterprise Inc. (26)
4.14	Convertible Promissory Note issued to Asher Enterprises Inc. (26)
4.15	10% Convertible Debenture issued to GV Global Communications Inc. (30)
4.16	Amendment to 10% Convertible Promissory Debenture held by GV Global Communications, Inc. (32)

4.17	Series D Preferred Stock Certificate of Designation (32)
10.1	Software Licensing Agreement dated April 12, 2010, by and between Forex International Trading Corp and Triple (1)
10.2	Employment Agreement dated April 23, 2010, by and between Forex International Trading Corp and Darren Dunckel (2)
10.3	Letter Agreement by and between Forex International Trading Corp. and Anita Atias, dated July 29, 2010 (4)
10.4	Letter Agreement by and between Forex International Trading Corp. and Stewart Reich, dated July 29, 2010 (4)
10.5	Letter Agreement by and between Forex International Trading Corp. and Mr. William Glass, dated August 6, 2010 (5)
10.6	Share Exchange Agreement by and between Forex International Trading Corp. and APH (10)
10.7	Letter Agreement by and between Forex International Trading Corp., APH, Medirad Inc. and Rasel Ltd. (11)
10.8	Letter Amendment by and between Forex International Trading Corp. and William Glass, dated March 4, 2011 (13)
10.9	Letter Amendment by and between Forex International Trading Corp. and Stewart Reich, dated March 4, 2011 (13)
10.10	Employment Agreement by and between Forex International Trading Corp. and Liat Franco, dated March 7, 2011 (13)
10.11	Agreement between Forex International Trading Corp. and APH dated April 5, 2011 (14)
10.12	Conversion Agreement between MP and Forex International Trading Corp. dated April 5, 2011 (14)
10.13	Share Exchange Agreement between Forex International Trading Corp. and dated April 5, 2011 (14)
10.14	Agreement to Unwind and Mutual Release dated as of July 11, 2011 by and between Forex International Trading Corp., Forex NYC and Wheatley Investment Agreement by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)
10.15	Registration Rights Agreement with Centurion by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)
10.16	Intentionally Left Blank
10.17	Settlement Agreement by and between Forex International Trading Corp., A.T. Limited, Watford Holding Inc. and James Bay Holdings, Inc. dated November 1, 2011 (17)
10.18	Settlement and Foreclosure Agreement between Forex International Trading Corp., AP Holdings Limited, H.A.M Group Limited and Cordellia d.o.o.(18)
10.19	Annulment of Share Purchase Agreement dated December 5, 2011 between Triple 8 Limited, AP Holdings Limited, H.A.M Group Limited and 888 Markets (Jersey) Limited (18)
10.20	Promissory Note issued to Forex International Trading Corp. dated December 13, 2011 (19)
10.21	Stock Pledge Agreement executed by Fortune Market Media Inc. dated December 13, 2011 (19)
10.22	Conversion Agreement between the Company and GV Global Communications, Inc. (22)
10.23	Agreement by and between and Direct JV Investments Inc., Forex International Trading Corporation and Vulcan Oil & Gas Inc. dated January 7, 2013 (23)
10.24	Evaluation License Agreement dated September 2, 2013, by and between Forex International Trading Corp and Micrologic Design Automation, Inc. (27)
10.25	Letter Agreement dated January 2, 2014, by and between Forex International Trading Corp and Micrologic Design Automation, Inc. (28)
10.26	Settlement Agreement by and between Forex International Trading Corp. and Leova Dobris dated November 14, 2014 (29)

10.27	Exchange Agreement by and between Forex International Trading Corp. and Vladimir Kirish dated January 22, 2015 (30)
10.28	Exchange Agreement by and between Forex International Trading Corp. and GV Global Communications Inc. dated January 22, 2015 (30)
10.29	Agreement by and between Forex International Trading Corp. and Fleming PLLC dated January 22, 2015 (30)
10.30	Territorial License Agreement dated March 4, 2015, by and between Gopher Protocol Inc. and Hermes Roll LLC (32)
10.31	Amended and Restated Territorial License Agreement dated June 16, 2015 by and between Hopher Protocol Inc. and Hermes Roll LLC (35)
10.32	Letter Agreement dated August 20, 2015 by and between Gopher Protocol Inc. and Dr. Danny Rittman (36)
10.33	Consulting Agreement dated August 11, 2015, by and between Gopher Protocol Inc. and Michael Korsunsky (37)
16.1	Letter from Alan R. Swift, CPA, P.A. (33)
21.1	List of Subsidiaries (24)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2010
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 28, 2010
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 13, 2010
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 3, 2010
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 9, 2010
(6)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 9, 2009.
(7)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on November 2, 2009.
(8)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on January 29, 2010.

(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 22, 2010
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 17, 2010
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2011
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 2, 2011
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 9, 2011
(14)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 6, 2011
(15)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 20, 2011
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 29, 2011
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 9, 2011
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 12, 2011

(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 16, 2011
(20)	Incorporated by referenced to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 13, 2012
(21)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 14, 2012
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 27, 2012.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 9, 2013.
(24)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2013.
(25)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 20, 2012.
(26)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 1, 2013.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 4, 2013.
(28)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2014.
(29)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 20, 2014
(30)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 27, 2015
(31)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 18, 2015
(32)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 12, 2015
(33)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 24, 2015
(34)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 1, 2015
(35)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 16, 2015
(36)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 21, 2015
(37)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 28, 2015

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

GOPHER PROTOCOL INC. (Registrant)

Date: November 15, 2015	By:	/s/ Michael Murray
Michael Murray
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal Executive, Financial and Accounting Officer)

	By:	/s/ Danny Rittman
Danny Rittman
Chief Technology Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Michael Murray	Michael Murray	President, CEO, CFO, Secretary,	November 15, 2015
Treasurer and Director
(Principal Executive, Financial and Accounting Officer)

/s/ Danny Rittman	Danny Rittman	Chief Technology Officer and	November 15, 2015
Director

