Form 10-K
period 2015-12-31
Gopher Protocol Inc.
filed 2016-03-18
CIK 1471781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

 1934

For the fiscal year ended: December 31, 2015

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

Issuer's telephone number: 888-685-7336

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

As of March 14, 2016, the market value of our common stock held by non-affiliates was approximately $18,976,377, which is computed based upon the closing price on that date of the Common Stock of the registrant on the OTCQB maintained by OTC Markets Group Inc. of $3.10. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of March 18, 2016, 6,121,412 shares of common stock, $.00001 par value per share, of the registrant were outstanding.

Documents incorporated by reference:  None

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

COMPANY HISTORY

Gopher Protocol Inc., (the “Company”, “we”, “us”, “our”, “Gopher” or "GOPH”) was incorporated on July 22, 2009, under the laws of the State of Nevada and is headquartered in Perris, California. On September 9, 2009, the Company filed a Form S-1 Registration Statement to provide for the registration of securities under the Securities Act of 1933. In the past, and continuing in the present to a limited degree, it had been principally engaged in offering consulting for foreign currency market trading to non-US resident clients, professionals and retail clients. The Company’s revenue to date was related to consulting services provided to one company in the foreign exchange business. Going forward, the Company is developing a real-time, heuristic based, mobile technology. The technology under development consists of a smart microchip, mobile application software and supporting software. The system contemplates the creation of a global network. Upon development, the Company expects that its microchip technologies may be installed within mobile devices or on SIM cards. The Company applied this technology into an electronic circuit including a proprietary microchip that is within a sticky patch package (the "Patch"). The Patch can be affixed to any object, mobile or static, which will enable the object to which it is affixed to be tracked remotely. It is our goal to allow the electronic circuit to communicate with other similar working patches via a separate, secured and private network. Upon affixing the Patch on an object, the circuit is turned on, after which the electronic circuit regularly transmits an identification signal in order to identify the device's geographical location. The Patch works in conjunction with a software application to provide tracking function operations. The system includes its own power source. The Patch will also perform an emergency feature. In the event of an emergency situation, one would simply peel the Patch off. Upon removing the Patch, it operates in a constant transmission mode, sending emergency signals. The Patch also alerts the user's friends and family about the user's location. No GPS or conventional network is needed.

Recent Developments

Effective April 4, 2014, the Company filed with the State of Nevada a Certificate of Amendment to its Articles of Incorporation changing the Company’s number of authorized shares to 600,000,000. In connection with this, the Company filed an Issuer Company-Related Action Notification Form with the Financial Industry Regulatory Authority (“FINRA”). The reverse stock split of 5,000:1 was approved by FINRA on October 3, 2014.

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

Our new CUSIP number is 38268V 108. As a result of the name change, our symbol has been changed to GOPH.

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

On June 16, 2015, the Company and Hermes entered into that certain Amended and Restated Territorial License Agreement, amending and restating the Territorial License Agreement to grant the Company an exclusive worldwide license to the Technology. In addition, subject to the Company providing Hermes with $5,000,000 in working capital, for a period of one year, the Company will have the option to acquire a 100% of the membership interest of Hermes in consideration of 20,000,000 shares of common stock of the Company. Further, in the event the Company provides less than $5,000,000 to Hermes the Company will have the option to acquire a pro-rata portion of the membership interests of Hermes in consideration of a pro-rata amount of shares of common stock of the Company. On June 30, 2015, the Company appointed Dr. Rittman as Chief Technical Officer and a board member.  On August 20, 2015, the Company entered into an agreement with Dr. Rittman pursuant to which the parties agreed that (i) all inventions, improvements and developments made or conceived by Dr. Rittman, either solely or in collaboration with others pertaining to Company's business, will be the property of Company, and (ii) Dr. Rittman will assign to the Company any and all intellectual property related to the Company's consumer heuristic technology platform. Dr. Rittman is the Chief Technology Officer and a director of the Company as well as the Chairman of the Company's Advisory Board, which is currently being formed.

On April 25, 2015, the Company filed an amendment to its Articles of Incorporation increasing the authorized shares of common stock from 2,000,000 shares to 500,000,000 shares.

On April 22, 2015, Michael Murray was appointed by the Company as the Chairman of the Board of Directors of the Company. On April 23, 2015, Igwekali Reginald Emmanuel resigned as an executive officer and director of the Company to pursue other interests and Michael Murray was appointed as CEO, President, CFO, Secretary and Treasurer of the Company. Mr. Murray is an officer and shareholder of Hermes Roll LLC (“Hermes”). Mr. Murray is the owner of 9,900 shares of Series D Preferred Stock of the Company that is convertible at Mr. Murray’s election into 9,900,000 shares of common stock.

On June 30, 2015, the Company appointed Dr. Rittman as Chief Technical Officer and a board member. Dr. Rittman is the owner of 9,900 shares of Series D Preferred Stock of the Company that is convertible at Dr. Rittman’s election into 9,900,000 shares of common stock.

On August 20, 2015, the Company entered into an agreement with Dr. Rittman pursuant to which the parties agreed that (i) all inventions, improvements and developments made or conceived by Dr. Rittman, either solely or in collaboration with others pertaining to Company's business, will be the property of Company, and (ii) Dr. Rittman will assign to the Company any and all intellectual property related to the Company's consumer heuristic technology platform.

On or around March 14, 2016 the Company and Dr. Rittman entered into agreement intended to clarify the relationship between Dr. Rittman and the Company and the ownership of certain technology in connection with certain agreements previously entered into between Company and Dr. Rittman and with third parties. Specifically, the Company entered into that certain Territorial License Agreement with Hermes Roll LLC (to be formed) dated March 4, 2015, which such agreement was amended to expand the related territorial license to a worldwide license pursuant to that certain Amended and Restated Territorial License Agreement dated June 16, 2015 (the "Amended and Restated Territorial License Agreement"), and that certain Letter Agreement (the "Letter Agreement") entered into between Dr. Rittman and the Company dated August 20, 2015. The aforementioned agreements were tied to the funding of the Company in the minimum amount of $5,000,000 (the "Required Funding") and the assignment to the Company and/or ownership by the Company of all past, present and future technology in the form of intellectual property, including, but not limited to patents, trademarks, domains, applications, social media pages (e.g. Twitter, LinkedIn and landing pages) (collectively, the "IP"), which such IP was paid for exclusively by Dr. Rittman and/or his affiliated companies, was contingent upon the Company obtaining the Required Funding by no later than October 30, 2015 (the "Contingency"). Accordingly, it was agreed to by the parties that (i) all inventions, improvements and developments made or conceived by the Dr. Rittman, either solely or in collaboration with others pertaining to Company's business, would be the property of the Company subject to the Contingency. In the event the Contingency was not met, the Letter Agreement would be cancelled and rendered null and void. The Company acknowledged that the Company did not meet the Contingency, technically resulting in the cancellation of the Letter Agreement and rendering the Letter Agreement null and void. Moreover, the Company failed to meet its obligations under the Amended and Restated Territorial License Agreement, including the further development of the consumer heuristic technology platform, thereby creating a vacuum in its development in all aspects, including the ability to obtain funding, resulting in the need for Dr. Rittman’s partners to perform the necessary development work related to the above agreements. The original License Agreement will remain in place, while other agreements will be terminated and rendered null and void. Danny Rittman will resign as an officer of the Company, but will remain as Director and technical consultant of the Company, and will accommodate the needs of the Company in return for compensation to be agreed by the parties. All intellectual property will remain in the possession of Dr. Rittman and his private partners, and the Company shall remain a licensee per the terms of the original Territorial License Agreement, and will develop the first product with Dr. Rittman and his partners.

The Company and Dr. Rittman partners will commence development of the product via a private LLC to be incorporated under the name Guardian Patch, LLC (hereafter the “LLC”). Dr. Rittman and private investors will provide all initial funding for product development, including engaging third parties.

General Overview

The Company is in the process of developing a real-time, heuristic based, mobile technology. Upon development, the technology will consist of a smart microchip, mobile application software and supporting software that run on a server. The system contemplates the creation of a global network, worldwide. Gopher believes this will be the first system that is developed using a human, heuristic based analysis engine. Since the core of the system will be its advanced microchip that will be able to be installed any mobile device, worldwide, Gopher expects that this will result in an internal, private network between all mobile devices utilizing the device by providing mobile technology for computing power enhancement, advanced mobile database management/sharing, and additional mobile features.

Products:

The Company applied this technology into an electronic circuit including a proprietary microchip that is within a sticky patch package (the "Patch"). The Patch can be affixed to any object, mobile or static, which will enable the object to which it is affixed to be tracked remotely. It is our goal to allow the electronic circuit to communicate with other similar working patches via a separate, secured and private network. Upon affixing the Patch on an object, the circuit is turned on, after which the electronic circuit regularly transmits an identification signal in order to identify the device's geographical location. The Patch works in conjunction with a software application to provide tracking function operations. The system includes its own power source. The Patch will also perform an emergency feature. In the event of an emergency situation, one would simply peel the Patch off. Upon removing the Patch, it operates in a constant transmission mode, sending emergency signals. The Patch also alerts the user's friends and family about the user's location. No GPS or conventional network is needed.

While developing the core technology of the Company, and relaying on prior knowledge, the Company developed Gopher Epsilon Software, which is an internal, proprietary platform that has been developed as a designated tool for the mobile industry to accelerate signoff Reliability Verification (RV) with Accurate and Precise Interactive Error Detection and Correction. The software is targeted to assist microchip designers to produce power-aware, faster performance and longer life span integrated circuits. Ultimately, the software significantly prolongs a battery's life, enabling mobile and static electronic devices longer operation time and better performance.

The Company and its partners are preparing to introduce both of these new products to the market. The products will be presented for time-based license agreements utilizing a designated website on top of customary distributing channels for the product.

To date, the Company, through Dr. Rittman, has filed for 16 different patents, as well as trademarks and landing pages that represent the Company’s intellectual properties.

Operations

At December 31, 2015, the Company was focused on consulting for foreign currency market trading to non-US resident clients, professionals and retail clients. The Company’s revenue to date was related to consulting services provided to one company in the foreign exchange business. Going forward, the Company is developing a real-time, heuristic based, mobile technology. The technology under development consists of a smart microchip, mobile application software and supporting software.

Clients and Customers

At December 31, 2015, the Company has one significant customer that accounts for all of its revenue during fiscal year 2015.

Competition

As of the fiscal year 2015, the Company has exited the foreign exchange trading business, and is focused on consulting and leveraging the contacts and knowledge that the Company gained during its operating history. Going forward, the Company is developing a real-time, heuristic based, mobile technology. The technology under development consists of a smart microchip, mobile application software and supporting software. Although the way that the software works will be unique, the Company will be competing with other mobile devices at least in a peripheral way.

Corporate Headquarters

Our headquarters are located at 23129 Cajalco Road, Perris, California 92570. The Company pays no office rent, but is being billed for minimal office expenses.

Employees

As of December 31, 2015, we had two employees.

Officer and Directors

As of December 31, 2015, Michael Murray is the CEO, President, CFO, Secretary and Treasurer of the Company, and Dr. Danny Rittman was the Chief Technology Officer. Both serve as Directors of the Company as well.

Advisory Board

The Company is currently finalizing its Advisory Board and the appointments of its Advisory Board members. The primary function of the contemplated Advisory Board will be to advise the Company by providing non-binding recommendations to the Company's Board of Directors with respect to matters that fall within each of the Advisory Board members' respective areas of expertise. Advisory Board members will receive remuneration in the form of cash and stock options in consideration of serving as Advisory Board members and each Advisory Board member's term of will be one (1) year from the date of appointment or until a successor is duly elected.

The contemplated advisory board members are key figures and veterans of the technology industry and considered to be experts in their fields. Each holds PhD degrees from prestige universities and are well-known figures in the academic arena. The advisory board contributes a wide variety of technological expertise to the corporation’s R&D, among them are Integrated Circuits reliability and design concepts, EDA (Electronic Design Automation) software architecture and automation algorithms. In addition, the members’ experience and current roll in industry key positions bring more knowledge in the areas of mobile technology, physics, and advanced mathematics. The Company's director, Dr. Rittman will serve as Chairman of the Advisory Board.

The Company's Director, Danny Rittman, PhD, will serve as Chairman of the Advisory Board, which may be comprised of the following additional members, upon completion: (i) Michael Zaslavsky, PhD. Director of IC’s Reliability Simulation Council. Accomplished ASIC/CAD/Reliability Engineer with more than 15 years of demonstrated experience in the leading-edge semiconductor technology and EDA industries.(ii) Stoicho Dimitrov Stoichev, PhD. Dean of Faculty of Computer Systems and Control, Technical University of Sofia, Bulgaria. Electrical and radio engineering, (iii) William Xia, PHD. Solid State Physics/Materials Science and Engineering, Cornell University. Lead corporate research and development’s mask layout design and tape out for various analog/RF, mixed signal, 3D, and other new technology test chips. (iv)Valeri Feinberg, PhD in Mathematics, Doctor of Science in Computer Engineering. The author of five monographs and more than 120 papers in Math. Computer Science, and Engineering of CAD/CAM Systems.

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

The market price of our common stock is highly volatile, as the stock market in general, and the market for Internet-related and technology companies in particular, have been highly volatile. Our shareholders may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to this volatility.  Factors that could cause this volatility may include, among other things:

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

ITEM 2. PROPERTIES

Our headquarters are located at 23129 Cajalco Road, Perris, California 92570. The Company pays no office rent.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business.  There is currently no litigation that management believes will have a material impact on the financial position of the Company.

In connection with the registration of GopherInside as a trademark, Intel Corporation has requested that the Company abandon the trademark in lieu of potential confusion with their trademark Intel Inside. The Company has taken the initial steps necessary to alleviate any concern Intel may have associated with mobile or computer platforms. Furthermore, the Company holds the opinion that GopherInside is by merit be different from “Intel + Inside” as two separate words. Additionally, a simple online search yields 1,189 live non-Intel marks that include the word “INSIDE.”  The Company learned that Intel filed on February 2, 2016 said Notice of Opposition to the trademark application. The Company has until March 16, 2016 to respond. The Company is considering its potential available action.

ITEM 4. MINE SAFERY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On December 29, 2010, our common stock began trading on the OTC Bulletin Board under the symbol “FXIT”.   The Company is authorized to issue 500,000,000 of its $0.00001 par value common stock and 20,000,000 shares of its $0.00001 par value preferred stock Series B and 10,000 shares of its $0.00001 par value preferred stock Series C, as well as 100,000 shares of its $0.00001 par value preferred Series D shares. As of December 31, 2015, 5,894,342 shares of common stock, as well as 45,000 shares of preferred stock Series B, 700 shares of preferred stock Series C, and 94,750 of preferred stock Series D were issued and outstanding. As of December 31, 2015, the Company has 1,040 Treasury shares at cost. As of March 14, 2016, 6,121,412 shares of common stock, as well as 45,000 shares of preferred stock Series B, 700 shares of preferred stock Series C, and 94,750 shares of preferred stock Series D were issued and outstanding. The Board of Directors reserves the right to issue shares of preferred stock in the future indicating preference or rights as appropriate.

Market Information

Our common stock commenced quotation on the OTC Pink under the symbol “GOPH”. The following table sets forth the range of high and low prices per share of our common stock for each period indicated.

Quarters Ended	Mar 31		Jun 30		Sept 30		Dec 31
	High	Low	High	Low	High	Low	High	Low
2015	$450	$1.10	$6.00	$3.99	$10.85	$1.00	$10.05	$4.25
2014	$14,000	$10,500	$23,000	$2,000	$3,000	$500	$500	$20

Record Holders

The number of active holders of record for our common stock as of December 31, 2015 was approximately 58, and as of December 31, 2014 approximately 46.

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

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

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

During the fiscal year ended December 31, 2014, Financier 1 converted $44,200 of its July 2013 Note into 6,399 post-split (31,994,477 pre-split) shares of common stock at an average conversion price of $0.0014 per share. In April 2014, Financier converted the entire remaining note balance, and released the company from its debt. On or about June 3, 2014, the Company issued another note to the Financier payable for $32,500 (“September 2014 Note”), of which $2,500 was for legal fees associated with the transaction. The terms of the new note were similar to the terms of prior note. On January 30, 2015, Financier 1 converted $10,000 of its June 2014 Note into 115 post-split (574,713 per split) shares of common stock at an average conversion price of $0.0174 per share. On March 6, 2015, Financier 1 converted $1,170 of its June 2014 Note into 2,996 post the new 1000:1 split shares of common stock at an average conversion price of $0.3905 per share. The remaining balance of the note in the sum of $21,330 was sold by said investor during March 2015 to a third party in a deal that the Company is not a part to.

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

On or about November 14, 2014 the Company and the holder of the Vulcan note entered into settlement agreement terminate any and all agreements between them and to resolve all disputes existing between them, which are the subject of Holder’s draft complaint which has yet to be filed, upon the terms and conditions of which the Company will issue the Holder 200 post-split shares (1,000,000 pre-split shares) of common stock (the “Settlement Shares”) at a cost basis of $0.12 per share representing aggregate consideration of $120,000 (the “Settlement Amount”). The stock certificate representing the Settlement Shares shall bear the standard 1933 Act restrictive legend. Holder, at its sole option, at any time prior to December 31, 2015, may convert the Settlement Shares into Series D Preferred Shares with a stated value of $120,000, a conversion price of $0.12 and liquidation and dividend rights to be determined.

During the first fiscal quarter of 2015, Financier 1 received 574,713 additional shares for reducing its note balance by $12,629 and sold the remaining note balance of $21,330 to a third party. Financier 2 received 352,000 pre-split shares when it converted its remaining balance. Kirish received 50,000,000 pre-split shares worth $197,717 for assuming the Glendon note payable.

On January 22, 2015, the Company entered into an Agreement with Fleming PLLC, pursuant to which the Company issued 3,200,000 shares of common stock to Fleming PLLC in consideration of the forgiveness of trade debt payable by the Company in the amount of $32,000. The agreement was canceled and 3,200,000 shares were returned to treasury as of December 31, 2015.

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

On May 9, 2015, GV Global converted $1,500 of its debt payable to 199,273 shares of common stock. On May 15, 2015, GV Global converted $1,975 of its note payable to 262,378 shares of common stock.

On August 26, 2015, the Company finalized a consulting agreement that it entered into on August 11, 2015 with Michael Korsunsky ("Consultant") pursuant to which Consultant was engaged by the Company to (i) provide introductions to strategic business alliances, (ii) advise on exposure and risk in the operation of smart phone applications and (iii) advise on market fluctuations within the different categories of the smart phone application delivery services sector, in consideration of 100,000 restricted shares of common stock of the Company, which shares were issued on or around August 26, 2015. The fair value of the services is $26,000.

On August 31, 2015, Direct Communications gave a notice of conversion to Company stating its intention to convert 250 Series D Preferred Shares to 250,000 common shares, which were issued on or around that date.

On November 11, 2015, the Company issued 23,700 shares to convert the note that had been held by Financier, that was sold to a third party in March 2015. This note had a value of $21,330 at the time of the conversion.

Treasury Stock

On April 25, 2011, the Company issued a press release announcing that its Board of Directors approved a share repurchase program. Under the program, the Company is authorized to purchase up to 200-post-split (1,000,000 pre-split) of its shares of common stock in open market transactions at the discretion of management. All stock repurchases will be subject to the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended and other rules that govern such purchases. As of December 31, 2013, the Company had repurchased 8-post-split shares (38,000 pre-split) shares of its common shares in the open market, which were returned to treasury. On December 31, 2014, the Company returned 40,000 post-split shares (200,000,000 pre-split shares) to treasury in connection with the dissolution of the licensing agreement with third party.

During the first quarter of 2015, Company’s counsel, who had previously been issued 32,000 shares as compensation, returned those shares to Treasury. As of December 31, 2015, the Company has 1,040 treasury shares at cost basis.

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

The Series B Preferred Stock has a stated value of $100 per share and is convertible into the Company’s common stock at a conversion price of $0.30 per share representing 3,000 posts split (15,000,000 pre-split) common shares. Furthermore, the Series B Preferred Stock votes on an as converted basis and carries standard anti-dilution rights. These rights were subsequently removed, except in cases of stock dividends or splits. As of December 31, 2015, there are 45,000 Series B Preferred Shares outstanding.

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

Each share of Series C Preferred Stock is convertible, at the option of GV, into such number of shares of common stock of the Company as determined by dividing the Stated Value (as defined below) by the Conversion Price (as defined below).  The Conversion Price for each share is equal to a 50% discount to the average of the lowest three lowest closing bid prices of the Company’s common stock during the 10-day trading period prior to the conversion with a minimum conversion price of $0.002.  The stated value is $11.00 per share (the “Stated Value”).  The Series C Preferred Stock has no liquidation preference, does not pay dividends and the holder of Series C Preferred Stock shall be entitled to one vote for each share of common stock that the Series C Preferred Stock shall be convertible into.   GV has contractually agreed to restrict its ability to convert the Series C Preferred Stock and receive shares of the Company’s common stock such that the number of shares of the Company’s common stock held by it and its affiliates after such conversion does not exceed 4.9% of the then issued and outstanding shares of the Company’s common stock.

During the fiscal year ended December 31, 2014, GV Global Communications, Inc. converted 7,770 of its Series C Preferred Stock into 12,010 post-split (64,551,667 common shares pre-split). During the third quarter of 2014, the Company received 4,204 post-split (21,021,900 pre-split) common shares to adjust the shares issued to reflect the amount that both they and the Company believed that they were owed. At December 31, 2015, and at December 31, 2014, GV owns 700 Series C Preferred Shares.

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

On November 14, 2014 the Company and the holder of the Vulcan note entered into settlement agreement terminate any and all agreements between them and to resolve all disputes existing between them, which are the subject of Holder’s draft complaint which has yet to be filed, upon the terms and conditions of which the Company issued the Holder post-split 1,000,000 shares of common stock (the “Settlement Shares”) at a cost basis of $0.12 per share representing aggregate consideration of $120,000 (the “Settlement Amount”). The stock certificate representing the Settlement Shares shall bear the standard 1933 Act restrictive legend. Holder, at its sole option, at any time prior to December 31, 2015, may convert the Settlement Shares into Series D Preferred Shares with a stated value of $120,000, a conversion price of $0.12 and liquidation and dividend rights to be determined.

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

As of December 31, 2015, there are 94,750 Series D shares outstanding.

The issuance of the Preferred Shares was made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder. Hermes is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Director Agreements

As of December 31, 2014, and for the period ended December 3, 2013, no directors of the Company held Director Agreements with the Company.

As of December 31, 2015 the Company entered with its directors the following agreements: On April 22, 2015, Michael Murray was appointed by Company as the Chairman of the Board of Directors of the Company. Michael Murray was appointed as CEO, CFO, Secretary and Treasurer of the Company. Mr. Murray is an officer and shareholder of Hermes Roll LLC ("Hermes"), a Nevada limited liability company to be formed. On March 4, 2015, the Company entered into a Territorial License Agreement with Hermes, which is the basis for the Company's current technology. Mr. Murray is the owner of 9,900 shares of Series D Preferred Stock of the Company that is convertible at Mr. Murray's election, upon the Company increasing its authorized shares of common stock, into 9,900,000 shares of common stock. There is no understanding or arrangement between Mr. Murray and any other person pursuant to which he was appointed as an executive officer and director.  Mr. Murray does not have any family relationship with any director, executive officer or person nominated or chosen by us to become a director or an executive officer.  Other than the Hermes transaction, Mr. Murray has not had direct or indirect material interest in any transaction or proposed transaction, in which the Company was or is a proposed participant, exceeding $120,000.

On June 30, 2015, Dr. Danny Rittman was appointed by Company as the Chief Technology Officer and a director of the Company, as well as the Chairman of the Company's Advisory Board. Mr. Rittman will be responsible for assembling the Advisory Board. Mr. Rittman is an officer and shareholder of Hermes Roll LLC ("Hermes"), a Nevada limited liability company to be formed. On March 4, 2015, the Company entered into an Amended and Restated Territorial License Agreement with Hermes, which is the basis for the Company's current operations. Mr. Rittman is the owner of 9,900 shares of Series D Preferred Stock of the Company that is convertible at Mr. Rittman 's election, into 9,900,000 shares of common stock. There is no understanding or arrangement between Mr. Rittman and any other person pursuant to which he was appointed as an executive officer and director.  Mr. Rittman does not have any family relationship with any director, executive officer or person nominated or chosen by us to become a director or an executive officer.  Other than the Hermes transaction, Mr. Rittman has not had direct or indirect material interest in any transaction or proposed transaction, in which the Company was or is a proposed participant, exceeding $120,000.

On or around March 14, 2016 the Company and Dr. Dan Rittman entered into an agreement intended to clarify the relationship between Dr. Rittman and the Company and the ownership of certain intellectual property technology in connection with certain agreements previously entered into between Company and Dr. Rittman and with third parties. Specifically, the Company entered into that certain Territorial License Agreement with Hermes Roll LLC (to be formed) dated March 4, 2015, which such agreement was amended to expand the related territorial license to a worldwide license pursuant to that certain Amended and Restated Territorial License Agreement dated June 16, 2015 (the "Amended and Restated Territorial License Agreement"), and that certain Letter Agreement (the "Letter Agreement") entered into between Dr. Rittman and the Company dated August 20, 2015. The aforementioned agreements were tied to the funding of the Company in the minimum amount of $5,000,000 (the "Required Funding") and the assignment to the Company and/or ownership by the Company of all past, present and future technology in the form of intellectual property, including, but not limited to patents, trademarks, domains, applications, social media pages (e.g. Twitter, LinkedIn and landing pages) (collectively, the "IP"), which such IP was paid for exclusively by Dr. Rittman and/or his affiliated companies, was contingent upon the Company obtaining the Required Funding by no later than October 30, 2015 (the "Contingency"). Accordingly, it was agreed to by the parties that (i) all inventions, improvements and developments made or conceived by the Dr. Rittman, either solely or in collaboration with others pertaining to Company's business, would be the property of the Company subject to the Contingency. In the event the Contingency was not met, the Letter Agreement would be cancelled and rendered null and void. The Company acknowledged that the Company did not meet the Contingency, technically resulting in the cancellation of the Letter Agreement and rendering the Letter Agreement null and void. Moreover, the Company failed to meet its obligations under the Amended and Restated Territorial License Agreement, including the further development of the consumer heuristic technology platform, thereby creating a vacuum in its development in all aspects, including the ability to obtain funding, resulting in the need for Dr. Rittman’s partners to perform the necessary development work related to the above agreements. The original License Agreement will remain in place, while other agreements will be null and void. Danny Rittman will resign as an officer of the Company, but will remain as Director and CTO of the Company, and will accommodate the needs of the Company in return for compensation to be agreed by the parties. All intellectual property will remain in the possession of Mr. Rittman and his private partners, and the Company shall remain a licensee per the terms of the original Territorial License Agreement, and will develop the first product with Danny Rittman and his partners.

The Company and Dr. Rittman's partners will commence development of the product through a private LLC to be formed under the name "Guardian Patch, LLC" (the “LLC”). Dr. Rittman and certain private investors will provide all of the initial funding for product development, including engaging third party investors.

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

Forward-Looking Statements

This annual Report on Form 10-K contains forward looking statements, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth; and (iii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission. In some cases, you can identify forward-looking statements by terminology such as ’’may,’’ ’’will,’’ ’’should,’’ ’’could,’’ ’’expects,’’ ’’plans,’’ ’’intends,’’ ’’anticipates,’’ ’’believes,’’ ’’estimates,’’ ’’predicts,’’ ’’potential,’’ or ’’continue’’ or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this Report.

This section of the report should be read together with Notes of the Company audited financials. The audited statements of operations for the twelve months ended December 31, 2015 and, 2014 are compared in the sections below:

General Overview

The Company is in the process of developing a real-time, heuristic based, mobile technology. Upon development, the technology will consist of a smart microchip, mobile application software and supporting software that run on a server. The system contemplates the creation of a global network, worldwide. Gopher believes this will be the first system that is developed using a human, heuristic based analysis engine. Since the core of the system will be its advanced microchip that will be able to be installed any mobile device, worldwide, Gopher expects that this will result in an internal, private network between all mobile devices utilizing the device by providing mobile technology for computing power enhancement, advanced mobile database management/sharing, and additional mobile features.

Products:

The Company applied this technology into an electronic circuit including a proprietary microchip that is within a sticky patch package (the "Patch"). The Patch can be affixed to any object, mobile or static, which will enable the object to which it is affixed to be tracked remotely. It is our goal to allow the electronic circuit to communicate with other similar working patches via a separate, secured and private network. Upon affixing the Patch on an object, the circuit is turned on, after which the electronic circuit regularly transmits an identification signal in order to identify the device's geographical location. The Patch works in conjunction with a software application to provide tracking function operations. The system includes its own power source. The Patch will also perform an emergency feature. In the event of an emergency situation, one would simply peel the Patch off. Upon removing the Patch, it operates in a constant transmission mode, sending emergency signals. The Patch also alerts the user's friends and family about the user's location. No GPS or conventional network is needed.

While developing the core technology of the Company, and relaying on prior knowledge, the Company developed Gopher Epsilon Software, which is an internal, proprietary platform that has been developed as a designated tool for the mobile industry to accelerate signoff Reliability Verification (RV) with Accurate and Precise Interactive Error Detection and Correction. The software is targeted to assist microchip designers to produce power-aware, faster performance and longer life span integrated circuits. Ultimately, the software significantly prolongs a battery's life, enabling mobile and static electronic devices longer operation time and better performance.

The Company and its partners are preparing to introduce both new products to the market. The products will be presented for time-based license agreements utilizing a designated website on top of customary distributing channels for the product

To date, the Company through Dr. Rittman has filed for 16 different patents, as well as trademarks and landing pages that represent the Company’s intellectual properties.

On January 7, 2016, the Company issued a press release regarding its filing of a new patent in connection with the Company's development of an electronic circuit within a sticky patch package for global tracking which will work with mobile software applications and other electronic circuits on a separate, secured, private network.

On February 2, 2016, the Company issued a press release regarding the introduction of its first product, GopherAntiTheft(TM), an electronic circuit including a proprietary microchip that is housed within a sticky patch (the "Patch"). The Patch can be affixed to any object, mobile or static, in order to track its location anywhere on Earth. The electronic circuit communicates with other similar working patches via a separate, secured, and private network. The Company announced that, in connection with its GopherInsight(TM) technology, the Company achieved Alpha Phase for its first product, under the internal project name: GopherAntiTheft(TM). The Alpha Phase is product testing for the software/device. The result of the test is that the Patch has been tested and is functional.

On February 10, 2016, the Company issued a press release, announcing that, in connection with its GopherInsight(TM) technology, the company achieved signal transmission for its product.

On February 15, 2016, the Company issued a press release announced that, in connection with its first product based on its GopherInsight(TM) technology, entered into a consulting and sales agreement with Nastec International Inc. ("Nastec"). Nastec will consult and advise the Company on the marketing and sale of certain products to law enforcement and military agencies including municipalities and/or governmental agencies worldwide outside the United States.

Results of Operations:

Fiscal year ended December 31, 2015 and December 31, 2014

A comparison of the statements of operations for the twelve months ended December 31, 2015 and 2014 is as follows:

Revenues:

The following table summarizes our revenues for the fiscal year ended December 31, 2015 and 2014:

Fiscal years ended December 31,	2015	2014
Total revenues	$90,000	$120,000

The Company was able to leverage its consulting expertise in the area of foreign exchange during the first fiscal quarter of 2015 and 2014. Revenue dropped 25% in 2015, compared to the prior period. Revenue derived from one customer in both cases, but fewer billable hours were billed to the customer during the current period. Given the customer concentration, the customer has more leverage to negotiate favorable rates for consulting services. The Company is changing its business model going forward, and the description of that business can be found in the earlier pages of this document.

Operating expenses:

The following table summarizes our operating expenses for the fiscal year ended December 31, 2015 and 2014:

Fiscal years ended December 31,	2015	2014
Total operating expenses	$143,272	$364,705

The Company disposed of certain debts between the periods, resulting in lower G&A costs for legal and professional services.

Other income (expenses):

The following table summarizes our other income (expenses) for the fiscal year ended December 31, 2015 and 2014:

Fiscal years ended December 31,	2015	2014
Interest income	$1,935	$48,789
Interest (expense)	(8,411)	(54,426)
Amortization of debt discount	(35,368)	(7,238)
Writeoff of intangible assets	(1,000)	-
Loss on settlement on Vulcan Note	-	(45,227)
Change in fair market value of derivative liability	-	7,238
Total other income/expense	(42,844)	(50,864)

In 2015, the Company converted a number of notes for equity, and is carrying less debt than in 2014, resulting in less interest income and interest expense. In 2015, the Company had a higher amortized debt discount on the GV Global note, which is the only note payable remaining on the Company’s balance sheet.

On August 20, 2015, the Company entered into an agreement with Dr. Danny Rittman pursuant to which the parties agreed that (i) all inventions, improvements and developments made or conceived by Dr. Rittman, either solely or in collaboration with others pertaining to Company's business, will be the property of Company, and (ii) Dr. Rittman agreed to assign to the Company any and all intellectual property related to the Company's consumer heuristic technology platform, subject to certain conditions, which as of December 31, 2015 have not been met. As of the end of the fiscal year, the intellectual property developed by Dr. Rittman had not been assigned to the Company. The Company has expensed the stated value of that intellectual property in these financial statements.

Liquidity and Capital Resources

Our cash and cash equivalents were $21,051 and our accumulated deficit was $2,508,146 at December 31, 2015. This raises substantial doubt about its ability to continue as a going concern.

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

Debt Financing Arrangements

As of December 31, 2015 – the Company has only one convertible note outstanding. The current note balance at December 31, 2015 is $38,924, which includes $6,851 of accrued interest.

On January 22, 2015, the Company entered into an Exchange Agreement with GV Global Communications Inc. (“GV Global”) pursuant to which GV Global exchanged $75,273 in debt into a 10% Convertible Debenture in the principal amount of $75,273 (the “GV Note”). The GV Note matures January 21, 2017 (the “Maturity Date”) and interest associated with the GV Note is 10% per annum, which is payable on the Maturity Date. The GV Note is convertible into shares of common stock of the Company, at the option of GV Global, at a conversion price of $0.00752734. GV Global has agreed to restrict its ability to convert the GV Note and receive shares of common stock such that the number of shares of common stock held by it in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The GV Note was issued to GV Global in reliance upon exemptions from registration pursuant to Section 3(a)(9) under the Securities Act of 1933. GV Global is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. In addition, on March 2, 2015, the Company and GV Global amended that certain 10% Convertible Debenture (the “GV Debenture”) which debt underlying the GV Debenture was initially incurred on October 6, 2009 and exchanged for the GV Debenture on January 19, 2014. The parties agreed that the conversion price in the GV Debenture would not be impacted by the 1:1,000 stock split implemented by the Company on February 24, 2015 and will remain $0.0075273. Beneficial Conversion Feature (“BCF”) in the amount of $75,273 has not yet been fully amortized from the note balance. ·The unamortized balance at December 31, 2015 is $39,905.

As of December 31, 2014, notes payable and accrued interest consisted of:

	December 31,
	2014
Notes payable and accrued interest – Rasel	$73,282	a.
Note payable and accrued interest – Glendon	43,464	b.
Note payable and accrued interest - Third Party Financier 1	33,959	c.
Note payable and accrued interest - Third Party Financier 2	8,592	d.
Note payable and accrued interest – Blackbridge	92,451	e.

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

At December 31, 2015, the balance of the Rasel note is zero.

b) Note Payable

At December 31, 2015, the Company recognized a prepaid expense of $14,887 from Glendon, which sold its debt to a third party for $197,717 at December 31, 2014. This money is owed to the Company as the third party overpaid for the debt by the amount of the prepaid expense. The balance at December 31, 2015 and December 31, 2014, including accrued interest, is $0 and $43,464, respectively. The note was reduced for revenue during the fiscal quarter from the note holder. The Company settled the debt outstanding in the amount of $43,464 by assigning the receipt of the revenue to the creditor.

c) Issuance of note payable to third party

On July 24, 2013, the Company entered into a Securities Purchase Agreement with a third party financing source (“Financier 1”), for the issuance of an 8% convertible note in the principal amount of $42,500 (the “July 2013 Note”), of which $2,500 was for legal fees associated with the transaction.  The financing closed on July 31, 2013. The July 2013 Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on April 29, 2014.  The July 2013 Note is convertible into common stock, at Financier 1’s option, at the greater of a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion or $0.00009.  In the event the Company prepays the July 2013 Note in full, the Company is required to pay to Financier 1 an amount in cash equal to all principal, interest and any other amounts owing multiplied by (i) 112% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 121% if prepaid 31 days following the closing through 60 days following the closing and (iii) 126% if prepaid 61 days following the closing through 90 days following the closing and (iv) 131% if prepaid 91 days following the closing through 120 days following the closing and (v) 136% if prepaid 121 days following the closing through 150 days following the closing and (vi) 141% if prepaid 151 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.   Financier 1 has agreed to restrict its ability to convert the July 2013 Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock.   The total net proceeds the Company received from this offering were $42,500, less $2,500 in attorney’s fees. As of the date of the July 2013 Note, the Company is obligated on the Note issued to Financier 1 in connection with the offering. The July 2013 Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company.  The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended  (the “Act”) for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder as  the  transaction  did not involve a public  offering,  Financier 1 is an accredited  investor, Financier 1 had access to information about the Company  and their  investment,  Financier 1  took the  securities  for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities. In April 2014, Financer converted the entire remaining note balance, and released the company from its debt, which is a zero balance. In June of 2014, the Company issued another note to the Financer payable for $32,500 (“June 2014 Note”), of which $2,500 was for legal fees associated with the transaction. The terms of the new note were similar to the terms described above, with a maturity of March 5, 2015. The June 2014 Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on maturity.  The June 2014 Note is convertible into common stock, at Financier 1’s option, at the greater of a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion or $0.00001.  In the event the Company prepays the June 2014 Note in full, the Company is required to pay to Financier 1 an amount in cash equal to all principal, interest and any other amounts owing multiplied by (i) 112% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 121% if prepaid 31 days following the closing through 60 days following the closing and (iii) 126% if prepaid 61 days following the closing through 90 days following the closing and (iv) 131% if prepaid 91 days following the closing through 120 days following the closing and (v) 136% if prepaid 121 days following the closing through 150 days following the closing and (vi) 141% if prepaid 151 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.  Financier 1 has agreed to restrict its ability to convert the June 2014 Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.   The total net proceeds the Company received from this offering were $32,500, less $2,500 in attorney’s fees pursuant to the terms of this convertible agreement. As of the date of the June 2014 Note, the Company is obligated on the Note issued to Financier 1 in connection with the offering. The June 2014 Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company.  The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder as the transaction did not involve a public offering, Financier 1 is an accredited investor, Financier 1 had access to information about the Company and their investment, Financier 1 took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

As of December 31, 2014, the June 2014 Note is in default. The balance at December 31, 2015 is $21,330 and accrued interest is $1,380; the note payable balance was reduced by $11,170 due to conversions in the first quarter, and $1,459 of expenses reduced the principal balance as well. During the first fiscal quarter of 2015, Financer 1 sold the note to a third party in a deal to which the Company was not a party. The balance of the note at December 31, 2015 is zero. On November 11, 2015, the Company issued 23,700 shares to convert the note that had been held by Financier 1, that was sold to a third party in March 2015. This note had a value of $21,330 at the time of the conversion, and the note balance is zero as of December 31, 2015 as a result of the conversion.

d) Third Party Note Payable

On May 13, 2014, the Company entered into an agreement with a third party financing source (“Financer 2”), for the issuance of an 8% convertible note in the principal amount of $147,625 (the “May 2014 Note”).  In conjunction with the issuance of the May 2014 Note, an existing note holder (Rasel, owner of the Rasel Notes) agreed to have the proceeds of the May 2014 Note used to offset the amounts owed to them as evidenced by the Assignment of Convertible Debenture agreement dated May 12, 2014, between the holders of the Rasel Notes and Financer 2. The Assignment of Convertible Debenture agreement calls for the Financer 2 to make two payments of $73,812.50 each to the existing note holder (Rasel Notes). On May 13, 2014, the Financer 2 made the first payment to the existing note holder (Rasel Notes), however, Financier 2 defaulted on its obligation to make the second payment per the Assignment of Convertible Debenture agreement. As a result, the Company and Financier 2 have mutually agreed to release Financier 2 from its obligation for the second payment, and the other half of the note in the amount of $73,812.50 reverted back to Rasel. The May 2014 Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on September 1, 2014.  The May 2104 Note is convertible into common stock, at Financier 2’s option, at the greater of a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion or $0.0001.   Financier 2 has agreed to restrict its ability to convert the May 2014 Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.  As of the date of the May 2014 Note, the Company is obligated on the Note issued to Financier 2 in connection with the offering. The May 2014 Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company.  The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended  (the “Act”) for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder as the transaction did not involve a public offering, Financier 2 is an accredited investor, Financier 2 had access to information about the Company and their investment, Financier 2 took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

During the fiscal year ended December 31, 2014, Financier 2 converted 64,400 post-split (322,000,000 pre-split) shares at an average valuation of approximately $0.98 on a post-split basis. The Company has accrued $957 in interest expense in 2014 in connection with this note. At December 31, 2015, the balance is zero, due to conversions during the fiscal year.

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

In 2014, the Company accrued $2,451 of interest expense associated with this note; an additional $397 of interest was accrued during the first quarter of 2015. As of December 31, 2015, the balance is zero.

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

Property and Equipment

Property and equipment are stated at cost and the related depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Expenditures for repairs and maintenance are charged to operations as incurred. Renewals and betterments are capitalized. Upon the sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized in the results of operations. As required by U.S. GAAP for long-lived assets, the Company evaluates the fair value of its property and equipment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Any impairment of value is recognized when the carrying amount of the asset exceeds its fair value. There were no impairment losses for the fiscal year ended December 31, 2015 and December 3, 2014.

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

Treasury Stock

Treasury stock is recorded at cost. The re-issuance of treasury shares is accounted for on a first in, first-out basis and any difference between the cost of treasury shares and the re-issuance proceeds are charged or credited to additional paid-in capital. During 2011, the Company bought back 8 post-split shares (38,000 pre-split) shares of its own shares. On December 31, 2014, the Company returned 40,000 post-split shares (200,000,000 pre-split shares) to treasury in connection with the dissolution of the licensing agreement with third party. During the first quarter of 2015, Company’s counsel, who had previously been issued 32,000 shares as compensation, returned those shares to Treasury. As of December 31, 2015, the Company has 1,040 treasury shares at cost basis.

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

U.S. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur. Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that would likely be sustained under examination. The Company had no uncertain tax positions as of December 31, 2015. The Company is current with its tax filing, and filed 2014 tax returns.

The Company’s federal income tax returns are no longer subject to examination by the IRS for the years prior to 2011, and the related state income tax returns are no longer subject to examination by state authorities for the years prior to 2011.

Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”). Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. We had revenue of $90,000 and $120,000 for the fiscal quarter ended December 31, 2015 and 2014, respectively.

During the fiscal year ended December 31, 2015, 100% of the Company’s revenue was related to consulting services provided to one company in the foreign exchange business.

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

Earnings (Loss) Per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. Because of the Company’s net losses, the effects of stock options, convertible notes, and convertible preferred stock would be anti-dilutive and accordingly, is excluded from the computation of earnings per share. Diluted loss per share has not been computed for the fiscal year ended December 31, 2015 and 2014 because any potential additional common shares would reduce the reported loss per share and therefore have an antidilutive effect.

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

The report of the Former Auditor on the Company’s financial statements for the years ended December 31, 2014 and 2013 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle, except that the reports included an explanatory paragraph relating to the Company's ability to continue as a going concern.

During the years ended December 31, 2014 and 2013 and through the Resignation Date, the Company has not had any disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the Former Auditor’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such years.

During the years ended December 31, 2014 and 2013 and through the Resignation Date, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company has requested that our Former Auditor furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements, which he did.

New independent registered public accounting firm

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal Executive Officer and principal executive Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective as of the end of the applicable period to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2015, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Below are the names and certain information regarding our executive officers and directors:

Name	Age	Position with the Company

Michael Murray	46	Principal Executive Officer, President, CFO, Secretary, Treasurer and Director

Danny Rittman	53	Principal Technology Officer and Director

On or about October 8, 2014, Erik Klinger resigned as CEO and sole director to devote more time to other projects. On the same day, Andrew Cox assumed the position of CEO and sole director.

On or about November 6, 2014, Andrew Cox resigned to pursue other opportunities. Igwekali Reginald Emmanuel was appointed CEO and sole director.

On April 22, 2015, Michael Murray agreed to join as CEO, President, CFO and Director. Igwekali Reginald Emmanuel resigned the following day, on April 23, 2015.

On June 30, 2015, Danny Rittman joined as Chief Technology Officer as Director.

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

Advisory Board

The Company is currently finalizing its Advisory Board and the appointments of its Advisory Board members. The primary function of the contemplated Advisory Board will be to advise the Company by providing non-binding recommendations to the Company's Board of Directors with respect to matters that fall within each of the Advisory Board members' respective areas of expertise. Advisory Board members will receive remuneration in the form of cash and stock options in consideration of serving as Advisory Board members and each Advisory Board member's term of will be one (1) year from the date of appointment or until a successor is duly elected.

The contemplated advisory board members are key figures and veterans of the technology industry and considered to be experts in their fields. Each holds PhD degrees from prestige universities and are well-known figures in the academic arena. The advisory board contributes a wide variety of technological expertise to the corporation’s R&D, among them are Integrated Circuits reliability and design concepts, EDA (Electronic Design Automation) software architecture and automation algorithms. In addition, the members’ experience and current roll in industry key positions bring more knowledge in the areas of mobile technology, physics, and advanced mathematics. The Company's CTO, Dr. Dan Rittman will serve as Chairman of the Advisory Board.

The Company's Director, Dan Rittman, PhD, will serve as Chairman of the Advisory Board, which may be comprised of the following additional members, upon completion: (i) Michael Zaslavsky, PhD. Director of IC’s Reliability Simulation Council. Accomplished ASIC/CAD/Reliability Engineer with more than 15 years of demonstrated experience in the leading-edge semiconductor technology and EDA industries.(ii) Stoicho Dimitrov Stoichev, PhD. Dean of Faculty of Computer Systems and Control, Technical University of Sofia, Bulgaria. Electrical and radio engineering, (iii) William Xia, PHD. Solid State Physics/Materials Science and Engineering, Cornell University. Lead corporate research and development’s mask layout design and tape out for various analog/RF, mixed signal, 3D, and other new technology test chips. (iv)Valeri Feinberg, PhD in Mathematics, Doctor of Science in Computer Engineering. The author of five monographs and more than 120 papers in Math. Computer Science, and Engineering of CAD/CAM Systems.

Agreements with Officers and Directors

As of December 31, 2014:

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

As of December 31, 2015 the Company entered with its directors the following agreements:

On April 22, 2015, Michael Murray was appointed by Company as the Chairman of the Board of Directors of the Company. Michael Murray was appointed as CEO, CFO, Secretary and Treasurer of the Company. Mr. Murray is an officer and shareholder of Hermes Roll LLC ("Hermes"), a Nevada limited liability company to be formed. On March 4, 2015, the Company entered into a Territorial License Agreement with Hermes, which is the basis for the Company's current technology. Mr. Murray is the owner of 9,900 shares of Series D Preferred Stock of the Company that is convertible at Mr. Murray's election, upon the Company increasing its authorized shares of common stock, into 9,900,000 shares of common stock. There is no understanding or arrangement between Mr. Murray and any other person pursuant to which he was appointed as an executive officer and director.  Mr. Murray does not have any family relationship with any director, executive officer or person nominated or chosen by us to become a director or an executive officer.  Other than the Hermes transaction, Mr. Murray has not had direct or indirect material interest in any transaction or proposed transaction, in which the Company was or is a proposed participant, exceeding $120,000.

On June 30, 2015, Dr. Danny Rittman was appointed by Company as the Chief Technology Officer and a director of the Company, as well as the Chairman of the Company's Advisory Board. Dr. Rittman will be responsible for assembling the Advisory Board. Dr. Rittman is an officer and shareholder of Hermes Roll LLC ("Hermes"), a Nevada limited liability company to be formed. On March 4, 2015, the Company entered into an Amended and Restated Territorial License Agreement with Hermes, which is the basis for the Company's current operations. Mr. Rittman is the owner of 9,900 shares of Series D Preferred Stock of the Company that is convertible at Dr. Rittman 's election, into 9,900,000 shares of common stock. There is no understanding or arrangement between Dr. Rittman and any other person pursuant to which he was appointed as an executive officer and director.  Dr. Rittman does not have any family relationship with any director, executive officer or person nominated or chosen by us to become a director or an executive officer.  Other than the Hermes transaction, Mr. Rittman has not had direct or indirect material interest in any transaction or proposed transaction, in which the Company was or is a proposed participant, exceeding $120,000.

On or around March 14, 2016 the Company and Dr. Danny Rittman entered into agreement intended to clarify the relationship between Dr. Rittman and the Company and the ownership of certain technology in connection with certain agreements previously entered into between Company and Dr. Rittman and with third parties. Specifically, the Company entered into that certain Territorial License Agreement with Hermes Roll LLC (to be formed) dated March 4, 2015, which such agreement was amended to expand the related territorial license to a worldwide license pursuant to that certain Amended and Restated Territorial License Agreement dated June 16, 2015 (the "Amended and Restated Territorial License Agreement"), and that certain Letter Agreement (the "Letter Agreement") entered into between Dr. Rittman and the Company dated August 20, 2015. The aforementioned agreements were tied to the funding of the Company in the minimum amount of $5,000,000 (the "Required Funding") and the assignment to the Company and/or ownership by the Company of all past, present and future technology in the form of intellectual property, including, but not limited to patents, trademarks, domains, applications, social media pages (e.g. Twitter, LinkedIn and landing pages) (collectively, the "IP"), which such IP was paid for exclusively by Dr. Rittman and/or his affiliated companies, was contingent upon the Company obtaining the Required Funding by no later than October 30, 2015 (the "Contingency"). Accordingly, it was agreed to by the parties that (i) all inventions, improvements and developments made or conceived by the Dr. Rittman, either solely or in collaboration with others pertaining to Company's business, would be the property of the Company subject to the Contingency. In the event the Contingency was not met, the Letter Agreement would be cancelled and rendered null and void. The Company acknowledged that the Company did not meet the Contingency, technically resulting in the cancellation of the Letter Agreement and rendering the Letter Agreement null and void. Moreover, the Company failed to meet its obligations under the Amended and Restated Territorial License Agreement, including the further development of the consumer heuristic technology platform, thereby creating a vacuum in its development in all aspects, including the ability to obtain funding, resulting in the need for Dr. Rittman’s partners to perform the necessary development work related to the above agreements. The original License Agreement will remain in place, while other agreements will be terminated and rendered null and void. Dr. Rittman will resign as an executive officer of the Company, but will remain as Director and technical consultant of the Company, and will accommodate the needs of the Company in return for compensation to be agreed by the parties. All intellectual property will remain in the possession of Dr. Rittman and his private partners, and the Company shall remain a licensee per the terms of the original Territorial License Agreement, and will develop the first product with Dr. Rittman and his partners.

The Company and Danny Rittman partners will commence development of the product via a private LLC to be incorporated under the name Guardian Patch, LLC (hereafter the “LLC”). Dr. Rittman and private investors will provide all initial funding for product development, including engaging third parties.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. During the fiscal year ended December 31, 2015, our Chief Executive Officer, Chief Technical Officer, as well as two major shareholders, filed the required reports (on Form Rule 13d-101) under Section 16.

Code of Ethics

We have adopted a Code of Ethics that applies to all officers, directors and employees. The Company will provide to any person without charge a copy of such code of ethics upon written request to the Company at its registered offices.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth all compensation paid with respect of our Chief Executive Officer for the years ended December 31, 2015 and 2014.

Summary Compensation Table

Name and		Salary	Bonus	Restricted Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	( $)	($)	($)

Igwekali Reginald Emmanuel	2014	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0

Michael Murray	2014	0	0	0	0	0	0	0	0
	2015	0	0	*	0	0	0	0	0

Danny Rittman	2014	0	0	0	0	0	0	0	0
	2015	0	0	*	0	0	0	0	0

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole officer and director other than as described herein.

* Mr. Murray and Dr. Rittman each own 9,900 shares of Series D Preferred Stock of the Company that is convertible at their election into 9,900,000 shares of common stock.

Director Compensation

During fiscal years 2014 and 2013, no director received compensation.

As part of License Agreement, the Company compensated each of its two directors (which were not directors at the time of granting) 9,900 shares of Series D Preferred Stock of the Company that is convertible at their election into 9,900,000 shares of common stock.

Mr. Klinger’s total compensation was $81,200 over the two-year period from January 1, 2013 to December 31, 2014.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Stock Options ($)	Non-equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Erik Klinger		0	0	0	0	81,200	81,200

Outstanding Equity Awards at Fiscal Year-End

Other than the above disclosure there are no outstanding equity awards outstanding at December 31, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table identifies, as of March 31, 2016, the number and percentage of outstanding shares of Common Stock owned by (i) each person known to the Company who owns more than five percent of the outstanding Common Stock, (ii) each named executive officer and director, and (iii) and all executive officers and directors of the Company as a group:

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock (1)

Reko Holdings LLC (3)	71,050	92.08%
Michael D. Murray (2) (3)	9,900	61.82%
Dan Rittman (2) (3)	9,900	61.82%
Direct Communications, Inc. (3)	9,200	60.07%

All Officers and Directors as a Group	0	0%

(1) Beneficial ownership is determined in accordance with the Rule 13d-3(d)(1) of the Exchange Act, as amended and generally includes voting or investment power with respect to securities. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table. The above is based on 6,121,412 shares of common stock outstanding as of March 18, 2016.

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

On April 22, 2015, Michael Murray agreed to join as CEO, President, CFO and Director. Igwekali Reginald Emmanuel resigned the following day, on April 23, 2015.

On June 30, 2015, Dr. Danny Rittman joined as Chief Technology Officer as Director.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On April 17, 2013 (the “Engagement Date”), the Company engaged Alan R. Swift, CPA, P.A. (“Former Auditor”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2013.  The decision to engage the Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

On or around April 17, 2015, the Company notified Auditor that its firm was dismissed. On or around the same date, the Company notified Anton & Chia that it had been approved by the Company’s Board of Directors to be the new auditor (“New Auditor”).

Audit Fees

For the Company’s fiscal year ended December 31, 2015, we were billed approximately $29,000 by New Auditor for professional services rendered for the review of our financial statements.

For the Company’s fiscal year ended December 31, 2014, we were billed approximately $19,250 by our Former Auditor for professional services rendered for the audit of our financial statements.

All Other Fees

The Company did not incur any other fees related to services rendered by our Former or New Auditor for the years ended December 31, 2015 and 2014.

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

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1	Certificate of Incorporation of Forex International Trading Corp. (6)
3.2	Bylaws of Forex International Trading Corp. (6)
3.3	Certificate of Designation for Series A Preferred Stock (14)
3.4	Certificate of Designation for Series B Preferred Stock (21)
3.5	Certificate of Designation – Series C Preferred Stock (22)
3.6	Amendment to the Certificate of Designation for the Series B Preferred Stock (25)
3.7	Amendment to the Certificate of Designation for the Series C Preferred Stock(25)
3.8	Certificate of Change filed pursuant to NRS 78.209 (31)
3.9	Articles of Merger filed pursuant to NRS 92.A.200 (31)
3.10	Certificate of Amendment to the Articles of Incorporation of Gopher Protocol Inc. (34)
4.1	Convertible Promissory Note issued by the Company to ATL dated July 8, 2010 (3)
4.2	Secured and Collateralized Promissory Note issued by ATL to the Company dated July 8, 2010 (3)
4.3	Collateral and Security Agreement by and between Forex International Trading Group and ATL dated July 7, 2010 (3)
4.4	Promissory Note issued to Rasel Ltd. Dated October 6, 2009(7)
4.5	Promissory Note issued to Rasel Ltd. Dated October 20, 2009 (7)
4.6	Letter Agreement between Rasel Ltd. and Forex International Trading Corp. dated January 22, 2011 (8)
4.7	Letter Agreement by and between Forex International Trading Group and ATL dated November 8, 2010(9)
4.8	6% Convertible Note issued to APH (11)
4.9	6% Convertible Debenture issued to HAM dated April 5, 2011 (14)
4.10	Promissory Note dated November 30, 2011 issued to Cordellia d.o.o. in the amount of $1,000,000 (18)
4.11	$500,000 Convertible Promissory Note issued by Forex International Trading Corp. (23)
4.12	$400,000 Secured and Collateralized Promissory Note issued by Vulcan Oil & Gas Inc. (23)
4.13	Securities Purchase Agreement dated July 24, 2013 entered with Asher Enterprise Inc. (26)
4.14	Convertible Promissory Note issued to Asher Enterprises Inc. (26)
4.15	10% Convertible Debenture issued to GV Global Communications Inc. (30)
4.16	Amendment to 10% Convertible Promissory Debenture held by GV Global Communications, Inc. (32)
4.17	Series D Preferred Stock Certificate of Designation (32)
10.1	Software Licensing Agreement dated April 12, 2010, by and between Forex International Trading Corp and Triple (1)
10.2	Employment Agreement dated April 23, 2010, by and between Forex International Trading Corp and Darren Dunckel (2)
10.3	Letter Agreement by and between Forex International Trading Corp. and Anita Atias, dated July 29, 2010 (4)
10.4	Letter Agreement by and between Forex International Trading Corp. and Stewart Reich, dated July 29, 2010 (4)
10.5	Letter Agreement by and between Forex International Trading Corp. and Mr. William Glass, dated August 6, 2010 (5)

10.6	Share Exchange Agreement by and between Forex International Trading Corp. and APH (10)
10.7	Letter Agreement by and between Forex International Trading Corp., APH, Medirad Inc. and Rasel Ltd. (11)
10.8	Letter Amendment by and between Forex International Trading Corp. and William Glass, dated March 4, 2011 (13)
10.9	Letter Amendment by and between Forex International Trading Corp. and Stewart Reich, dated March 4, 2011 (13)
10.10	Employment Agreement by and between Forex International Trading Corp. and Liat Franco, dated March 7, 2011 (13)
10.11	Agreement between Forex International Trading Corp. and APH dated April 5, 2011 (14)
10.12	Conversion Agreement between MP and Forex International Trading Corp. dated April 5, 2011 (14)
10.13	Share Exchange Agreement between Forex International Trading Corp. and dated April 5, 2011 (14)
10.14	Agreement to Unwind and Mutual Release dated as of July 11, 2011 by and between Forex International Trading Corp., Forex NYC and Wheatley Investment Agreement by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)
10.15	Registration Rights Agreement with Centurion by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)
10.16	Intentionally Left Blank
10.17	Settlement Agreement by and between Forex International Trading Corp., A.T. Limited, Watford Holding Inc. and James Bay Holdings, Inc. dated November 1, 2011 (17)
10.18	Settlement and Foreclosure Agreement between Forex International Trading Corp., AP Holdings Limited, H.A.M Group Limited and Cordellia d.o.o.(18)
10.19	Annulment of Share Purchase Agreement dated December 5, 2011 between Triple 8 Limited, AP Holdings Limited, H.A.M Group Limited and 888 Markets (Jersey) Limited (18)
10.20	Promissory Note issued to Forex International Trading Corp. dated December 13, 2011 (19)
10.21	Stock Pledge Agreement executed by Fortune Market Media Inc. dated December 13, 2011 (19)
10.22	Conversion Agreement between the Company and GV Global Communications, Inc. (22)
10.23	Agreement by and between and Direct JV Investments Inc., Forex International Trading Corporation and Vulcan Oil & Gas Inc. dated January 7, 2013 (23)
10.24	Evaluation License Agreement dated September 2, 2013, by and between Forex International Trading Corp and Micrologic Design Automation, Inc. (27)
10.25	Letter Agreement dated January 2, 2014, by and between Forex International Trading Corp and Micrologic Design Automation, Inc. (28)
10.26	Settlement Agreement by and between Forex International Trading Corp. and Leova Dobris dated November 14, 2014 (29)
10.27	Exchange Agreement by and between Forex International Trading Corp. and Vladimir Kirish dated January 22, 2015 (30)
10.28	Exchange Agreement by and between Forex International Trading Corp. and GV Global Communications Inc. dated January 22, 2015 (30)
10.29	Agreement by and between Forex International Trading Corp. and Fleming PLLC dated January 22, 2015 (30)
10.30	Territorial License Agreement dated March 4, 2015, by and between Gopher Protocol Inc. and Hermes Roll LLC (32)
10.31	Amended and Restated Territorial License Agreement dated June 16, 2015 by and between Hopher Protocol Inc. and Hermes Roll LLC (35)
10.32	Letter Agreement dated August 20, 2015 by and between Gopher Protocol Inc. and Dr. Danny Rittman (36)
10.33	Consulting Agreement dated August 11, 2015, by and between Gopher Protocol Inc. and Michael Korsunsky (37)
10.34	Letter Agreement dated March 14, 2016 by and between Gopher Protocol Inc. and Dr. Danny Rittman.
16.1	Letter from Alan R. Swift, CPA, P.A. (33)
21.1	List of Subsidiaries (24)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2010
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 28, 2010

(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 13, 2010
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 3, 2010
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 9, 2010
(6)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 9, 2009.
(7)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on November 2, 2009.
(8)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on January 29, 2010.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 22, 2010
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 17, 2010
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2011
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 2, 2011
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 9, 2011
(14)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 6, 2011
(15)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 20, 2011
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 29, 2011
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 9, 2011
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 12, 2011
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 16, 2011
(20)	Incorporated by referenced to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 13, 2012
(21)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 14, 2012
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 27, 2012.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 9, 2013.
(24)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2013.
(25)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 20, 2012.
(26)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 1, 2013.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 4, 2013.
(28)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2014.
(29)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 20, 2014
(30)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 27, 2015
(31)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 18, 2015

(32)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 12, 2015
(33)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 24, 2015
(34)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 1, 2015
(35)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 16, 2015
(36)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 21, 2015
(37)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 28, 2015

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

GOPHER PROTOCOL INC.
(Registrant)

Date: March 18, 2016	By:	/s/ Michael Murray
Michael Murray
President, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and Director (Principal Executive, Financial and Accounting Officer)

	By:	/s/ Danny Rittman
Danny Rittman
Chief Technology Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Michael Murray	Michael Murray	President, CEO, CFO, Secretary,	March 18, 2016
Treasurer and Director
(Principal Executive, Financial and Accounting Officer)

/s/ Danny Rittman	Danny Rittman	Chief Technology Officer and	March 18, 2016
Director

GOPHER PROTOCOL, INC.

INDEX TO FINANCIAL STATEMENTS

December 31, 2015 and 2014

To the Board of Directors and Stockholders of Gopher Protocol, Inc.

f/k/a Forex International Trading Corp. and Subsidiary

We have audited the accompanying consolidated balance sheet of Gopher Protocol, Inc. f/k/a/ Forex International Trading Corp. and Subsidiary as of December 31, 2014, and the related consolidated statement of operations, changes in stockholders’ (deficiency)/equity, and cash flows for the year ended December 31, 2014. Gopher Protocol, Inc. f/k/a Forex International Trading Corp. and Subsidiary’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gopher Protocol, Inc. f/k/a Forex International Trading Corp. and Subsidiary as of December 31, 2014, and the results of its operations and its cash flows for each of the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statement for the year ended December 31, 2014, has been prepared assuming that Gopher Protocol, Inc. f/k/a Forex International Trading Corp. and Subsidiary will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, Gopher Protocol, Inc. f/k/a Forex International Trading Corp. and Subsidiary has suffered recurring losses, and has an accumulated deficit of $2,412,030 as of December 31, 2014. This raises substantial doubt about Gopher Protocol, Inc. f/k/a Forex International Trading Corp. and Subsidiary's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Alan R. Swift, CPA, P.A.

Certified Public Accountants and Consultants

Palm Beach Gardens, Florida

April 15, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Gopher Protocol, Inc.

We have audited the accompanying balance sheet of Gopher Protocol, Inc. (the "Company”) as of December 31, 2015, and the related statement of operations, changes in stockholders’ deficit and cash flow for the year ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations, changes in stockholders’ deficit and its cash flow for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Anton & Chia, LLP

Newport Beach, California

March 18, 2016

GOPHER PROTOCOL INC.

FINANCIAL STATEMENTS FOR THE YEARS 2015 AND 2014

GOPHER PROTOCOL, INC.

BALANCE SHEETS

	December 31, 2015	December 31, 2014
	(Audited)	(Audited)
ASSETS

Current assets:
Cash	$21,051	$-
Accounts receivable	25,974	-
Prepaid expenses	25,998	-
Total current assets	73,023	-

Property and equipment, net	2,046	3,393

Other assets	12,250	-

Total assets	$87,319	$3,393

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$162,265	$203,916
Bank overdraft	-	24
Total current liabilities	162,265	203,940

Notes payable and accrued interest	38,924	251,748

Total liabilities	201,189	455,688

Contingencies

Stockholders'deficit :

Series B Preferred stock, $0.00001 par value, 20,000,000 shares authorized; 45,000 shares issued as of December 31, 2015 and 2014, respectively	-	-

Series C Preferred stock, $0.00001 par value, 10,000 shares authorized; 700 and 700 shares issued as of December 31, 2015 and 2014, respectively	-	-
Series D Preferred stock, $0.00001 par value, 100,000 shares authorized; 94,750 and 0 shares issued as of December 31, 2015 and 2014, respectively	1	-
Common stock, $0.00001 par value, 500,000,000 shares authorized; 5,894,342 and 116 shares issued and outstanding as of December 31, 2015 and 2014, respectively (1)	2,058	2,001
Treasury stock, at cost; 1,040 and 40 shares as of December 31, 2015 and 2014, respectively	(643,059)	(611,059)
Additional Paid In Capital	3,035,276	2,568,793
Accumulated deficit	(2,508,146)	(2,412,030)

Total stockholders' deficit	(113,870)	(452,295)

Total liabilities and stockholders'deficit	$87,319	$3,393

(1) All common share amounts and per share amounts in these financial statements reflect the 1-for-1,000 reverse stock split of the issued and outstanding shares of common stock of the Company, effective February 24, 2015, including retroactive adjustment of common shares amounts. See note 1.

The accompanying notes are an integral part of these condensed financial statements.

GOPHER PROTOCOL INC.

FINANCIAL STATEMENTS FOR THE YEARS 2015 AND 2014

GOPHER PROTOCOL, INC.

STATEMENTS OF OPERATIONS

	For the fiscal year ended
	2015	2014
	Audited	Audited

Revenues:
Income from consulting activities	90,000	120,000
Total revenues	90,000	120,000

General and administrative expenses	143,272	364,705

Loss from operations	(53,272)	(244,705)

Other income (expenses):
Interest income	1,935	48,789
Interest expense	(8,411)	(54,426)
Amortization of debt discount	(35,368)	(7,238)
Writeoff of intangible assets	(1,000)	-
Change in fair maket value of derivative liability	-	7,238
Loss on settlement of Vulcan note	-	(45,227)
Total other income (expenses)	(42,844)	(50,864)

Loss before income taxes	(96,116)	(295,569)

Income tax expense	-	-

Net loss	$(96,116)	$(295,569)

Net loss per share:
Basic and diluted	$(0.03)	$(2,926)

Weighted average number of common shares outstanding:
Basic and diluted	3,825,856	101

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

GOPHER PROTOCOL INC.

FINANCIAL STATEMENTS FOR THE YEARS 2015 AND 2014

GOPHER PROTOCOL, INC.

STATEMENTS OF CASH FLOWS

(AUDITED)

	For the fiscal year ended
	2015	2014

Cash Flows From Operating Activities:
Net loss	$(96,116)	$(295,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	1,347	1,641
Amortization of debt discount	35,368	7,238
Issuance of stock for services	26,000	99,000
Preferred Stock Issuance	1	-
Changes in fair market value of derivative liability	-	(7,238)
Writeoff of intangible assets	1,000	-
Loss on settlement of Vulcan note	-	45,227
Changes in assets and liabilities:
Other (non-current) assets	(12,250)	-
Accounts receivable	(25,974)	-
Prepaid expenses	(25,998)
Accrued interest on notes receivable	-	(48,789)
Accounts payable and accrued expenses	109,262	80,119
Accrued interest on notes payable	8,411	54,426

Net cash produced by (used in) operating activities	$21,051	$(63,945)

Cash flows from financing activities:
Payments made on a note payable	-	(58,562)
Additional borrowing under a note	-	122,500
Cash inflow from a bank overdraft	-	7

Net cash used in financing activities	$-	$63,945

Net increase in cash	21,051	-

Cash, beginning of year	-	-

Cash, end of year	$21,051	$-

NON-CASH ACTIVITIES:
Shares issued to reduce notes payable	$254,665	$-
Reduction of note payable through conversion	$(255,223)	$(110,378)
Reclassification of par value for reverse stock split	$558	$-
Debt discount recorded on convertible and unsecured debt accounted for as a derivative liability	$-	$(6,314)
Shares returned to treasury	$-	$(600,000)
Issuance of shares to cancel Vulcan debt deal	$-	$120,000

The accompanying notes are an integral part of these condensed financial statements.

GOPHER PROTOCOL INC.

STATEMENTS OFCHANGES IN STOCKHOLDERS’ (DEFICIENCY) / EQUITY

YEARS ENDED DECEMBER 31, 2015 AND 2014

	Series B		Series C		Series D						Series C	Series D
	Convertible Preferred		Convertible Preferred		Convertible Preferred						Convertible Preferred	Convertible Preferred
	Stock		Stock		Stock		Common Stock		Treasury stock		Stock	Stock	Common Stock	Common Stock
											Additional Paid	Additional Paid	Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	In Capital	In Capital	Deficit	Total
Balances at December 31, 2013	45,000	$-	8,470	$-			247,303,586	$2,473	38,000	$(11,059)	$188,322		$2,050,621	$(2,116,461)	$113,896

Conversion of Series C Preferred Stock to Common Stock	-		(7,770)				64,551,667	646			(172,758)		172,112		-
Blackbridge commitment fee							90,000,000	900					98,100		99,000
Adjustment to Series C Preferred Stock							21,021,900	210					(210)		-
Conversion of note payable to common stock							31,994,477	320					43,880		44,200
Conversion of note payable to common stock							322,000,000	3,220					62,958		66,178
Cancellation of debt by issuing shares							1,000,000	10					119,990		120,000
Repurchase of Micrologic shares							(200,000,000)	-	200,000,000	(600,000)					(600,000)
Reduction of shares issued in connection with reverse stock split							(577,755,958)	(5,778)	(199,997,992)	-			5,778		-
Net earnings FY 2014														(295,569)	(295,569)
Balances at December 31, 2014	45,000	$-	700	$-	-	$-	115,672	2,001	40,008	(611,059)	15,564	-	2,553,229	(2,412,030)	(452,295)

Issuance of Series D Preferred Stock					100,000	1						999			1,000
Conversion by Financier 1-KBM							574,713	6					9,994		10,000
Issuance of shares to Blackbridge							4,843,398	48					92,800		92,848
Issuance of shares to settle debt							50,000,000	500					197,217		197,717
Conversion by Financier 2-IBC							352,000	4					6,121		6,125
Reduction of shares issued in connection with reverse stock split							(55,829,818)	(558)	(42,168)				558		-
Conversion by Financier 1-KBM							2,996	-					1,170		1,170
Issuance of shares to counsel							3,200	-					32,000		32,000
Return of shares issued to counsel to Treasury							(3,200)	-	3,200	(32,000)					(32,000)
BCF - Fully Discounted													75,273		75,273
Additional deposit with FAST							30	-					-
Conversion of series D					(1,000)		1,000,000	10				(10)			-
GV conversion Kurbatova			-				49,819	0.5					375		375
GV conversion Fichman							49,818	0.5					375		375
GV conversion Zicha							49,818	0.5					375		375
GV conversion Zicha							49,818	0.5					375		375
GV conversion			-				262,378	3					1,972		1,975
Reko conversion of 4,000 series D shares					(4,000)		4,000,000	40				(40)			-
BCF - Adjust after the conversion															-
Adjust for the Blackbridge which was overbooked													(396)		(396)
Shares issued to consultant							100,000	-					25,999		25,999
Conversion of Series D to common shares					(250)		250,000	3				(3)			-
Conversion of Asher note							23,700	0					21,330		21,330
Net earnings FY 2015														(96,116)	(96,116)
Balance at December 31, 2015	45,000		700		94,750	$1	5,894,342	2,058	1,040	(643,059)	15,564	947	3,018,765	(2,508,146)	(113,870)

THIS PAGE INTENTIONALLY LEFT BLANK.

GOPHER PROTOCOL INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 1 - Organization and Nature of Business

Gopher Protocol Inc. (the “Company”, “we”, “us”, “our”, “Gopher” or "GOPH”) was incorporated on July 22, 2009, under the laws of the State of Nevada and is headquartered in Perris, California. On September 9, 2009, the Company filed a Form S-1 Registration Statement to provide for the registration of securities under the Securities Act of 1933. In the past, and continuing in the present to a limited degree, it had been principally engaged in offering consulting for foreign currency market trading to non-US resident clients, professionals and retail clients. The Company’s revenue to date was related to consulting services provided to one company in the foreign exchange business. From 2016 and going forward, the Company is developing a real-time, heuristic based, mobile technology. The technology under development consists of a smart microchip, mobile application software and supporting software that run on a server. The system contemplates the creation of a global network. Upon development, the Company expects that its microchip technologies may be installed within mobile devices or on SIM cards.

The Company is in the process of developing a real-time, heuristic based, mobile technology. Upon development, the technology will consist of a smart microchip, mobile application software and supporting software that run on a server. The system contemplates the creation of a global network, worldwide. Gopher believes this will be the first system that is developed using a human, heuristic based analysis engine. Since the core of the system will be its advanced microchip that will be able to be installed any mobile device, worldwide, Gopher expects that this will result in an internal, private network between all mobile devices utilizing the device by providing mobile technology for computing power enhancement, advanced mobile database management/sharing, and additional mobile features.

Products:

The Company applied this technology into an electronic circuit including a proprietary microchip that is within a sticky patch package (the "Patch"). The Patch can be affixed to any object, mobile or static, which will enable the object to which it is affixed to be tracked remotely. It is our goal to have the electronic circuit communicate with other similar working patches via a separate, secured and private network. Upon affixing the Patch on an object, the circuit is turned on, after which the electronic circuit regularly transmits an identification signal in order to identify the device's geographical location. The Patch works in conjunction with a software application to provide tracking function operations. The system includes its own power source. The Patch will also perform an emergency feature. In the event of an emergency situation, one would simply peel the Patch off. Upon removing the Patch, it operates in a constant transmission mode, sending emergency signals. The patch also alerts the user's friends and family about the user's location. No GPS or conventional network is needed.

While developing the core technology of the Company, and relaying on prior knowledge, the Company developed Gopher Epsilon Software, which is an internal, proprietary platform that has been developed as a designated tool for the mobile industry to accelerate signoff Reliability Verification (RV) with Accurate and Precise Interactive Error Detection and Correction. The software is targeted to assist microchip designers to produce power-aware, faster performance and longer life span integrated circuits. Ultimately, the software significantly prolongs a battery's life, enabling mobile and static electronic devices longer operation time and better performance.

The Company and its partners are preparing to introduce both new products to the market. The products will be presented for time-based license agreements utilizing a designated website on top of customary distributing channels for the product.

To date, the Company through Dr. Rittman has filed for 16 different patents, as well as trademarks and landing pages that represent the Company’s intellectual properties.

On May 1, 2014, the Company's stock listing was moved from the OTCQB to the OTC Pink Sheets due to the new OTCQB $.01 closing bid price requirement.

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

GOPHER PROTOCOL INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

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

On June 16, 2015, the Company and Hermes entered into that certain Amended and Restated Territorial License Agreement, amending and restating the Territorial License Agreement to grant the Company an exclusive worldwide license to the Technology. In addition, subject to the Company providing Hermes with $5,000,000 in working capital, for a period of one year, the Company will have the option to acquire a 100% of the membership interest of Hermes in consideration of 20,000,000 shares of common stock of the Company. Further, in the event the Company provides less than $5,000,000 to Hermes the Company will have the option to acquire a pro-rata portion of the membership interests of Hermes in consideration of a pro-rata amount of shares of common stock of the Company. On June 30, 2015, the Company appointed Danny Rittman as Chief Technical Officer and a board member.  On August 20, 2015, the Company entered into an agreement with Dr. Danny Rittman pursuant to which the parties agreed that (i) all inventions, improvements and developments made or conceived by Dr. Danny Rittman, either solely or in collaboration with others pertaining to Company's business, will be the property of Company, and (ii) Dr. Rittman will assign to the Company any and all intellectual property related to the Company's consumer heuristic technology platform. Mr. Rittman is the Chief Technology Officer and a director of the Company as well as the Chairman of the Company's Advisory Board, which is currently being formed.

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

On August 20, 2015, the Company entered into an agreement with Dr. Danny Rittman pursuant to which the parties agreed that (i) all inventions, improvements and developments made or conceived by Dr. Danny Rittman, either solely or in collaboration with others pertaining to Company's business, will be the property of Company, and (ii) Dr. Rittman agreed to assign to the Company any and all intellectual property related to the Company's consumer heuristic technology platform, subject to certain conditions, which as of December 31, 2015 have not been met. As of the end of the fiscal year, the intellectual property developed by Dr. Rittman had not been assigned to the Company. The Company has expensed the stated value of that intellectual property in these financial statements.

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

GOPHER PROTOCOL INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

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

As required by U.S. GAAP for long-lived assets, the Company evaluates the fair value of its property and equipment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Any impairment of value is recognized when the carrying amount of the asset exceeds its fair value. There were no impairment losses for the period ended December 31, 2015 and the fiscal year December 31, 2014.

Intellectual property is outlined elsewhere in this document.

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

Treasury Stock

Treasury stock is recorded at cost. The re-issuance of treasury shares is accounted for on a first in, first-out basis and any difference between the cost of treasury shares and the re-issuance proceeds are charged or credited to additional paid-in capital. During 2011, the Company bought back 8 post-split shares (38,000 pre-split) shares of its own shares. On December 31, 2014, the Company returned 40,000 post-split shares (200,000,000 pre-split shares) to treasury in connection with the dissolution of the licensing agreement with third party, which holds 1,040 shares as of December 31, 2015.

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

U.S. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur. Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that would likely be sustained under examination. The Company had no uncertain tax positions as of December 31, 2015. The Company is current on its tax return filing, and its 2014 tax returns been filed.

GOPHER PROTOCOL INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

The Company’s federal income tax returns are no longer subject to examination by the IRS for the years prior to 2010, and the related state income tax returns are no longer subject to examination by state authorities for the years prior to 2010.

Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”). Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. We had revenue of $90,000 and $120,000 for the fiscal years ended December 31, 2015 and 2014, respectively.

During the fiscal quarter ended December 31, 2015, 100% of the Company’s revenue was related to consulting services provided to one company in the foreign exchange business.

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

(Loss) Per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. Because of the Company’s net losses, the effects of stock options, convertible notes, and convertible preferred stock would be anti-dilutive and accordingly, is excluded from the computation of earnings per share. Diluted loss per share has not been computed for the fiscal year ended December 31, 2015 and the year ended December 31, 2014 because any potential additional common shares would reduce the reported loss per share and therefore have an antidilutive effect.

Note 3 - Liquidity and Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $95,116 and provided cash in operating activities of $21,051 for the fiscal year ended December 31, 2015. The Company had a working capital deficit of $89,242, stockholders’ deficit of $113,870, and accumulated deficit of $2,508,146 respectively, at December 31, 2015. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The financial statements have been prepared assuming that the Company will continue to function as a going concern, and do not include adjustments that might result from the outcome of this uncertainty. Based on the Company’s operating plan, existing working capital at December 31, 2015 was insufficient to meet cash requirements to support Company operations through December 31, 2015.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

GOPHER PROTOCOL INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

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

In November 2014, the Company and the holder of the Vulcan note entered into settlement agreement terminate any and all agreements between them and to resolve all disputes existing between them, which are the subject of Holder’s draft complaint which has yet to be filed, upon the terms and conditions of which the Company issued the Holder 1,000,000 shares of common stock (the “Settlement Shares”) at a cost basis of $0.12 per share representing aggregate consideration of $120,000 (the “Settlement Amount”). The stock certificate representing the Settlement Shares had the standard 1933 Act restrictive legend. Holder, at its sole option, at any time prior to December 31, 2015, was entitled to convert the Settlement Shares into Series D Preferred Shares with a stated value of $120,000, a conversion price of $0.12 and liquidation and dividend rights to be determined. As of December 31, 2014, the note and accrued interest balance was $0.

Note 5 – Accounts Receivable

At December 31, 2015, the Company is owed $25,974 in accounts receivable. The revenue in fiscal year 2015 came entirely from one customer.

Note 6 - Prepaid Expenses

At December 31, 2015, the Company recognized a prepaid expense of $14,887 from Glendon, which sold its debt to a third party for $197,717 at December 31, 2014. This money is owed to the Company as the third party overpaid for the debt by the amount of the prepaid expense.

During the year, Glendon paid certain expenses for the Company, which netted against the prepaid expense.

On August 26, 2015, the Company finalized a consulting agreement that it entered into on August 11, 2015 with Michael Korsunsky ("Consultant") pursuant to which Consultant was engaged by the Company to (i) provide introductions to strategic business alliances, (ii) advise on exposure and risk in the operation of smart phone applications and (iii) advise on market fluctuations within the different categories of the smart phone application delivery services sector, in consideration of 100,000 restricted shares of common stock of the Company, which shares were issued on or around August 26, 2015. The fair value of the services is $26,000, which was booked as a prepaid expense. Shares were issued for the services.

Prepaid expenses at December 31, 2015 is $25,998.

Note 7 - Property and Equipment, Net

Property and equipment consisted of the following as of December 31, 2015 and December 31, 2014:

	Estimated
	Useful
	Lives	2015	2014
Computers and equipment	3 years	$12,539	$12,539
Furniture	7 years	9,431	9,431
		21,970	21,970
Less accumulated depreciation		19,924	18,577
		$2,046	$3,393

Depreciation expense was $1,347 and $1,641 for the fiscal years ended December 31, 2015 and 2014, respectively.

GOPHER PROTOCOL INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

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

On June 16, 2015, the Company and Hermes entered into that certain Amended and Restated Territorial License Agreement, amending and restating the Territorial License Agreement to grant the Company an exclusive worldwide license to the Technology. In addition, subject to the Company providing Hermes with $5,000,000 in working capital, for a period of one year, the Company will have the option to acquire a 100% of the membership interest of Hermes in consideration of 20,000,000 shares of common stock of the Company. Further, in the event the Company provides less than $5,000,000 to Hermes the Company will have the option to acquire a pro-rata portion of the membership interests of Hermes in consideration of a pro-rata amount of shares of common stock of the Company. On June 30, 2015, the Company appointed Dr. Danny Rittman as Chief Technical Officer and a board member.  On August 20, 2015, the Company entered into an agreement with Dr. Rittman pursuant to which the parties agreed that (i) all inventions, improvements and developments made or conceived by Dr. Rittman, either solely or in collaboration with others pertaining to Company's business, will be the property of Company, and (ii) Dr. Rittman will assign to the Company any and all intellectual property related to the Company's consumer heuristic technology platform. Dr. Rittman is the Chief Technology Officer and a director of the Company as well as the Chairman of the Company's Advisory Board, which is currently being formed.

On August 20, 2015, the Company entered into an agreement with Dr. Rittman pursuant to which the parties agreed that (i) all inventions, improvements and developments made or conceived by Dr. Rittman, either solely or in collaboration with others pertaining to Company's business, will be the property of Company, and (ii) Dr. Rittman agreed to assign to the Company any and all intellectual property related to the Company's consumer heuristic technology platform, subject to certain conditions, which as of December 31, 2015 have not been met. As of the end of the fiscal year, the intellectual property developed by Dr. Rittman had not been assigned to the Company. The Company has expensed the stated value of that intellectual property in these financial statements.

As of December 31, 2015, the Company has $12,250 of other (non-current) assets.

Note 9 – Notes and Convertible Notes Payable

As of December 31, 2015 – the Company has only one convertible note outstanding. The current note balance at December 31, 2015 is $38,924, which includes $6,851 of accrued interest.

On January 22, 2015, the Company entered into an Exchange Agreement with GV Global Communications Inc. (“GV Global”) pursuant to which GV Global exchanged $75,273 in debt into a 10% Convertible Debenture in the principal amount of $75,273 (the “GV Note”). The GV Note matures January 21, 2017 (the “Maturity Date”) and interest associated with the GV Note is 10% per annum, which is payable on the Maturity Date. The GV Note is convertible into shares of common stock of the Company, at the option of GV Global, at a conversion price of $0.00752734. GV Global has agreed to restrict its ability to convert the GV Note and receive shares of common stock such that the number of shares of common stock held by it in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The GV Note was issued to GV Global in reliance upon exemptions from registration pursuant to Section 3(a)(9) under the Securities Act of 1933. GV Global is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. In addition, on March 2, 2015, the Company and GV Global amended that certain 10% Convertible Debenture (the “GV Debenture”) which debt underlying the GV Debenture was initially incurred on October 6, 2009 and exchanged for the GV Debenture on January 19, 2014. The parties agreed that the conversion price in the GV Debenture would not be impacted by the 1:1,000 stock split implemented by the Company on February 24, 2015 and will remain $0.0075273. Beneficial Conversion Feature (“BCF”) in the amount of $75,273 has not yet been fully amortized from the note balance. As of December 31, 2015, $39,905 remains to be amortized.

GOPHER PROTOCOL INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

As of December 31, 2014, notes payable and accrued interest consisted of (all balances are zero for the year ended December 31, 2015):

	December 31,
	2014
Notes payable and accrued interest – Rasel	$73,282	a.
Note payable and accrued interest – Glendon	43,464	b.
Note payable and accrued interest - Third Party Financier 1	33,959	c.
Note payable and accrued interest - Third Party Financier 2	8,592	d.
Note payable and accrued interest – Blackbridge	92,451	e.

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

At December 31, 2015, the balance of the Rasel note is zero.

b) Note Payable

On December 31, 2012, the Company converted a payable in the amount of $155,542 to a note payable. The note bears annual interest at 10%, and was to mature on December 31, 2012. The Company has negotiated an extension to the maturity date until December 31, 2013.

On January 22, 2015, the Company entered into an Exchange Agreement with Vladimir Kirish pursuant to which Mr. Kirish converted $197,717 in debt payable for Glendon and part of accounts payable of $43,464 and $154,253 respectively by the Company into post-split 50,000 restricted shares of common stock (the “Kirish Shares”). Mr. Kirish acquired the debt from a third party. The Kirish Shares were issued to Mr. Kirish in reliance upon exemptions from registration pursuant to Section 3(a)(9) under the Securities Act of 1933. Mr. Kirish is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. At December 31, 2015, the Company recognized a prepaid expense of $14,887 from Glendon, which sold its debt to a third party for $197,717 at December 31, 2014. This money is owed to the Company as the third party overpaid for the debt by the amount of the prepaid expense.

GOPHER PROTOCOL INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

The balance at December 31, 2015 and December 31, 2014, including accrued interest, is $0 and $43,464, respectively. The note was reduced for revenue during the fiscal year from the note holder. The Company settled the debt outstanding in the amount of $43,464 by assigning the receipt of the revenue to the creditor.

c) Issuance of note payable to third party

On July 24, 2013, the Company entered into a Securities Purchase Agreement with a third party financing source (“Financier 1”), for the issuance of an 8% convertible note in the principal amount of $42,500 (the “July 2013 Note”), of which $2,500 was for legal fees associated with the transaction.  The financing closed on July 31, 2013.

The July 2013 Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on April 29, 2014.  The July 2013 Note is convertible into common stock, at Financier 1’s option, at the greater of a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion or $0.00009.  In the event the Company prepays the July 2013 Note in full, the Company is required to pay to Financier 1 an amount in cash equal to all principal, interest and any other amounts owing multiplied by (i) 112% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 121% if prepaid 31 days following the closing through 60 days following the closing and (iii) 126% if prepaid 61 days following the closing through 90 days following the closing and (iv) 131% if prepaid 91 days following the closing through 120 days following the closing and (v) 136% if prepaid 121 days following the closing through 150 days following the closing and (vi) 141% if prepaid 151 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.   Financier 1 has agreed to restrict its ability to convert the July 2013 Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock.   The total net proceeds the Company received from this offering were $42,500, less $2,500 in attorney’s fees. As of the date of the July 2013 Note, the Company is obligated on the Note issued to Financier 1 in connection with the offering. The July 2013 Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company.  The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended  (the “Act”) for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder as  the  transaction  did not involve a public  offering,  Financier 1 is an accredited  investor, Financier 1 had access to information about the Company  and their  investment,  Financier 1  took the  securities  for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

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

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended  (the “Act”) for the private placement  of these  securities  pursuant  to  Section  4(2) of the Act  and/or  Regulation  D promulgated  thereunder as  the  transaction  did not involve a public  offering,  Financier 1 is an accredited  investor, Financier 1 had access to information about the Company  and their  investment,  Financier 1  took the  securities  for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

GOPHER PROTOCOL INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

As of December 31, 2014, the June 2014 Note is in default. The balance at December 31, 2015 is $21,330 and accrued interest is $1,380; the note payable balance was reduced by $11,170 due to conversions in the first quarter, and $1,459 of expenses reduced the principal balance as well. During the first fiscal quarter of 2015, Financier 1 sold the note to a third party in a transaction to which the Company was not a party.

The current balance of the note as of December 31, 2015 is zero. On November 11, 2015, the Company issued 23,700 shares to convert the note that had been held by Financier 1, that was sold to a third party in March 2015. This note had a value of $21,330 at the time of the conversion.

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

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended  (the “Act”) for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder as the transaction did not involve a public offering, Financier 2 is an accredited investor, Financier 2 had access to information about the Company and their investment, Financier 2 took the securities  for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

During the fiscal year ended December 31, 2014, Financier 2 converted 64,400 post-split (322,000,000 pre-split) shares at an average valuation of approximately $0.98 per share on a post-split basis. The Company has accrued $957 in interest expense in 2014 in connection with this note.

At December 31, 2015, the balance is zero, due to conversions during the fiscal year.

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

GOPHER PROTOCOL INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

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

As of December 31, 2015, the note balance is zero.

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

GOPHER PROTOCOL INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

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

On or about November 14, 2014 the Company and the holder of the Vulcan note entered into settlement agreement terminate any and all agreements between them and to resolve all disputes existing between them, which are the subject of Holder’s draft complaint which has yet to be filed, upon the terms and conditions of which the Company will issue the Holder 200 post-split shares (1,000,000 pre-split shares) of common stock (the “Settlement Shares”) at a cost basis of $0.12 per share representing aggregate consideration of $120,000 (the “Settlement Amount”). The stock certificate representing the Settlement Shares shall bear the standard 1933 Act restrictive legend. Holder, at its sole option, at any time prior to December 31, 2015, may convert the Settlement Shares into Series D Preferred Shares with a stated value of $120,000, a conversion price of $0.12 and liquidation and dividend rights to be determined.

During the first fiscal quarter of 2015, Financier 1 received 574,713 additional shares for reducing its note balance by $12,629 and sold the remaining note balance of $21,330 to a third party. Financier 2 received 352,000 pre-split shares when it converted its remaining balance. Kirish received 50,000,000 pre-split shares worth $197,717 for assuming the Glendon note payable.

On January 22, 2015, the Company entered into an Agreement with Fleming PLLC, pursuant to which the Company issued 3,200,000 shares of common stock to Fleming PLLC in consideration of the forgiveness of trade debt payable by the Company in the amount of $32,000. The agreement was canceled and 3,200,000 shares were returned to treasury as of December 31, 2015.

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

GOPHER PROTOCOL INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

On August 26, 2015, Gopher Protocol Inc. (the “Company”) finalized a consulting agreement that it entered into on August 11, 2015 with Michael Korsunsky ("Consultant") pursuant to which Consultant was engaged by the Company to (i) provide introductions to strategic business alliances, (ii) advise on exposure and risk in the operation of smart phone applications and (iii) advise on market fluctuations within the different categories of the smart phone application delivery services sector, in consideration of 100,000 restricted shares of common stock of the Company, which shares were issued on or around August 26, 2015. The fair value of the services is $26,000.

On August 31, 2015, Direct Communications gave a notice of conversion to Company stating its intention to convert 250 Series D Preferred Shares to 250,000 common shares, which were issued on or around that date.

On November 11, 2015, the Company issued 23,700 shares to convert the note that had been held by Financier 1, that was sold to a third party in March 2015. This note had a value of $21,330 at the time of the conversion.

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

During the first quarter of 2015, Company’s counsel, who had previously been issued 32,000 shares as compensation, returned those shares to Treasury. As of December 31, 2015, the Company has 1,040 treasury shares at cost basis.

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

The Series B Preferred Stock has a stated value of $100 per share and is convertible into the Company’s common stock at a conversion price of $0.30 per share representing 3,000 posts split (15,000,000 pre-split) common shares. Furthermore, the Series B Preferred Stock votes on an as converted basis and carries standard anti-dilution rights. These rights were subsequently removed, except in cases of stock dividends or splits. As of December 31, 2015, there are 45,000 Series B Preferred Shares outstanding.

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

Each share of Series C Preferred Stock is convertible, at the option of GV, into such number of shares of common stock of the Company as determined by dividing the Stated Value (as defined below) by the Conversion Price (as defined below).  The Conversion Price for each share is equal to a 50% discount to the average of the lowest three lowest closing bid prices of the Company’s common stock during the 10-day trading period prior to the conversion with a minimum conversion price of $0.002.  The stated value is $11.00 per share (the “Stated Value”).  The Series C Preferred Stock has no liquidation preference, does not pay dividends and the holder of Series C Preferred Stock shall be entitled to one vote for each share of common stock that the Series C Preferred Stock shall be convertible into.   GV has contractually agreed to restrict its ability to convert the Series C Preferred Stock and receive shares of the Company’s common stock such that the number of shares of the Company’s common stock held by it and its affiliates after such conversion does not exceed 4.9% of the then issued and outstanding shares of the Company’s common stock.

During the fiscal year ended December 31, 2014, GV Global Communications, Inc. converted 7,770 of its Series C Preferred Stock into 12,010 post-split (64,551,667 common shares pre-split). During the third quarter of 2014, the Company received 4,204 post-split (21,021,900 pre-split) common shares to adjust the shares issued to reflect the amount that both they and the Company believed that they were owed. At December 31, 2015, and at December 31, 2014, GV owns 700 Series C Preferred Shares.

The issuance of the Series C Preferred Stock was made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder.  GV is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

GOPHER PROTOCOL INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

Series D Preferred Shares

On March 4, 2015, the Company entered into a Territorial License Agreement (the “License Agreement”) with Hermes Roll LLC (“Hermes”), a Nevada limited liability company currently being formed. Pursuant to the License Agreement, Hermes will license to the Company, on an exclusive basis in the State of California, certain intellectual property relating to Hermes’s system and method for scheduling categorized deliverables, according to demand, at the customer’s location based on smartphone application and/or via the internet, in consideration of 100,000 shares of Series D Preferred Stock of the Company (the “Preferred Shares”). The preferred stock has a value of $ 1,000 based upon the cost of the license; due to the holder of license is the related party of the Company. The Preferred Shares have no liquidation rights. The Holder of the Preferred Shares will be entitled to vote on all matters submitted to shareholders of the Company on an as-converted basis. The Preferred Shares have a conversion price of $0.01 (the “Conversion Price”) and a stated value of $10.00 per share (the “Stated Value”). Subject to the Company increasing its authorized shares of common stock to 500,000,000, each Preferred Share is convertible, at the option of the Holder, into such number of shares of common stock of the Company as determined by dividing the Stated Value by the Conversion Price. The issuance of the Preferred Shares was made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder. Hermes is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. As of December 31, 2015, there are 100,000 Series D shares outstanding (1,000 shares post-split).

On November 14, 2014 the Company and the holder of the Vulcan note entered into settlement agreement terminate any and all agreements between them and to resolve all disputes existing between them, which are the subject of Holder’s draft complaint which has yet to be filed, upon the terms and conditions of which the Company issued the Holder post-split 1,000,000 shares of common stock (the “Settlement Shares”) at a cost basis of $0.12 per share representing aggregate consideration of $120,000 (the “Settlement Amount”). The stock certificate representing the Settlement Shares shall bear the standard 1933 Act restrictive legend. Holder, at its sole option, at any time prior to December 31, 2015, may convert the Settlement Shares into Series D Preferred Shares with a stated value of $120,000, a conversion price of $0.12 and liquidation and dividend rights to be determined.

On April 2, 2015, a third party converted 1,000 Series D Preferred shares into 1,000,000 common shares. On May 11th, 2015, Reko Holdings, LLC converted 4,000 shares of its Series D Preferred Stock into 4,000,000 restricted common shares.

On August 31, 2015, Direct Communications gave a notice of conversion to Company stating its intention to convert 250 Series D Preferred Shares to 250,000 common shares, which were issued on or around that date. As of December 31, 2015, there are 94,750 Series D Preferred Shares outstanding.

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

On June 30, 2015, the Company appointed Dr. Danny Rittman as Chief Technical Officer and a board member. On August 20, 2015, the Company entered into an agreement with Dr. Rittman pursuant to which the parties agreed that (i) all inventions, improvements and developments made or conceived by Dr. Rittman, either solely or in collaboration with others pertaining to Company's business, will be the property of Company, and (ii) Dr. Rittman will assign to the Company any and all intellectual property related to the Company's consumer heuristic technology platform. Said agreement is contingent upon the Company funding its commitments per the June 16, 2015 - Amended and Restated Territorial License Agreement. Failure of the Company providing this funding, in full, or partially, will automatically terminate any GOPH ownership of the intellectual properties. Dr. Rittman is the Chief Technology Officer and a director of the Company as well as the Chairman of the Company's Advisory Board, in formation. Dr. Rittman and Mr. Murray jointly own 9,900 shares of Series D Preferred Stock of the Company that is convertible at Dr. Rittman’s or Mr Murray’s election into 9,900,000 shares of common stock.

On August 20, 2015, the Company entered into an agreement with Dr. Rittman pursuant to which the parties agreed that (i) all inventions, improvements and developments made or conceived by Dr. Rittman, either solely or in collaboration with others pertaining to Company's business, will be the property of Company, and (ii) Dr. Rittman agreed to assign to the Company any and all intellectual property related to the Company's consumer heuristic technology platform, subject to certain conditions, which as of December 31, 2015 have not been met. As of the end of the fiscal year, the intellectual property developed by Dr. Rittman had not been assigned to the Company. The Company has expensed the stated value of that intellectual property in these financial statements.

GOPHER PROTOCOL INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 12 - Contingencies

Legal Proceedings

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business.  There is currently no litigation that management believes will have a material impact on the financial position of the Company.

In connection with the registration of GopherInside as a trademark, Intel Corporation has requested that the Company abandons the trademark in lieu of potential confusion with their trademark Intel Inside. The Company has taken the initial steps necessary to alleviate any concern Intel may have associated with mobile or computer platforms. Furthermore, the Company holds the opinion that GopherInside is by merit different from “Intel + Inside” as two separate words. Additionally, a simple online search yields 1,189 live non-Intel marks that include the word “INSIDE.”  The Company learned that Intel filed on February 2, 2016 said Notice of Opposition to the trademark application. The Company has until March 16, 2016 to respond. The Company considering its future actions, and has assigned no value to the trademark in the financials presented herein.

Note 13 - Per Share Information

Loss per share

Basic loss per share of common stock is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding.  Diluted loss per share of common stock (“Diluted EPS”) is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents and convertible securities then outstanding.  At December 31, 2015 and 2014, there were 104,753,717 and 19,689 of potentially dilutive post-split common stock equivalents outstanding, respectively. The potentially dilutive common stock equivalents at December 31, 2015 arise from (i) the issuance on December 7, 2011 of 45,000 Series B Preferred Shares which are convertible into 3,000 common shares, (ii) the issuance of 10,000 Series C Preferred Shares having a stated value of $100 per share, of which 700 shares remain unconverted, which remaining unconverted shares are convertible into 770 post-split common shares, given recent market prices, and notwithstanding a restriction against owning more than 4.99% of the Company’s stock, and (iii) the issuance of a note payable to GV Global which based on hypothetical conversion at December 31, 2015 would have converted into 9,999,947 post-split common shares, and (iv) the issuance of 100,000 Series D Preferred Shares worth $120,000 to Vulcan, 5,250 of which have already been converted during this fiscal quarter, the remainder (unconverted balance) of which given hypothetical conversion at December 31, 2015 would have converted to 94,750,000 post-split shares. The potentially dilutive common stock equivalents at December 31, 2014 arise from (i) the issuance on December 7, 2011 of 45,000 Series B Preferred Shares which are convertible into 3,000 common shares, (ii) the issuance of the Rasel note which is convertible into 5,932 shares, (iii) the issuance of 10,000 Series C Preferred Shares having a stated value of $100 per share, of which 700 shares remain unconverted, which remaining unconverted shares are convertible into 723 common shares, given recent market prices, and notwithstanding a restriction against owning more than 4.99% of the Company’s stock, and (iv) the issuance of a $500,000 convertible note payable to Vulcan netted against the note receivable from Vulcan, which is convertible into 2,749 shares, given recent market prices, and notwithstanding a restriction against owning more than 4.99% of the Company’s stock, (iv) the issuance of a note to a third party Financier, which based on a theoretical conversion at December 31, 2014 would have converted into 7,285 shares of common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on the net loss per common share. Share amounts are shown in post-split amounts to facilitate comparison between the periods.

Note 14 – Concentrations

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

There have been no losses in these accounts through December 31, 2015 and December 31, 2014.

Concentration of revenue and accounts receivable as of December 31, 2015 and December 31, 2014, the Company has one customer, which counts 100% of revenue and accounts receivable.

Note 15 - Subsequent Events

Management has evaluated events that occurred subsequent to the end of the fiscal year shown herein.

GOPHER PROTOCOL INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

On or around March 18, 2016 the Company and Dr. Danny Rittman entered into agreement intended to clarify the relationship between Dr. Rittman and the Company and the ownership of certain technology in connection with certain agreements previously entered into between Company and Dr. Rittman and with third parties. Specifically, the Company entered into that certain Territorial License Agreement with Hermes Roll LLC (to be formed) dated March 4, 2015, which such agreement was amended to expand the related territorial license to a worldwide license pursuant to that certain Amended and Restated Territorial License Agreement dated June 16, 2015 (the "Amended and Restated Territorial License Agreement"), and that certain Letter Agreement (the "Letter Agreement") entered into between Dr. Rittman and the Company dated August 20, 2015. The aforementioned agreements were tied to the funding of the Company in the minimum amount of $5,000,000 (the "Required Funding") and the assignment to the Company and/or ownership by the Company of all past, present and future technology in the form of intellectual property, including, but not limited to patents, trademarks, domains, applications, social media pages (e.g. Twitter, LinkedIn and landing pages) (collectively, the "IP"), which such IP was paid for exclusively by Dr. Rittman and/or his affiliated companies, was contingent upon the Company obtaining the Required Funding by no later than October 30, 2015 (the "Contingency"). Accordingly, it was agreed to by the parties that (i) all inventions, improvements and developments made or conceived by the Dr. Rittman, either solely or in collaboration with others pertaining to Company's business, would be the property of the Company subject to the Contingency. In the event the Contingency was not met, the Letter Agreement would be cancelled and rendered null and void. The Company acknowledged that the Company did not meet the Contingency, technically resulting in the cancellation of the Letter Agreement and rendering the Letter Agreement null and void. Moreover, the Company failed to meet its obligations under the Amended and Restated Territorial License Agreement, including the further development of the consumer heuristic technology platform, thereby creating a vacuum in its development in all aspects, including the ability to obtain funding, resulting in the need for Dr. Rittman’s partners to perform the necessary development work related to the above agreements.

The original License Agreement will remain in place, while other agreements will be terminated and rendered null and void. Dr. Rittman will resign as an officer of the Company, but will remain as Director and technical consultant of the Company, and will accommodate the needs of the Company in return for compensation to be agreed by the parties. All intellectual property will remain in the possession of Dr. Rittman and his private partners, and the Company shall remain a licensee per the terms of the original Territorial License Agreement, and will develop the first product with Dr. Rittman and his partners.

The Company and Dr. Rittman partners will commence development of the product via a private LLC to be incorporated under the name "Guardian Patch, LLC" ( “LLC”). Dr. Rittman and certain private investors will provide all initial funding for product development, including engaging third party investors.

On March 8, 2016, a certain third party which holds the GV Note converted a portion of the GV Note into 226,110 common shares.