Form 10-Q
period 2016-03-31
Gopher Protocol Inc.
filed 2016-05-11
CIK 1471781

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☐

Non accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes  ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.00001 par value	6,320,452 Common Shares
(Class)	(Outstanding at May 11, 2016)

GOPHER PROTOCOL, INC.

Item 1: Condensed financial statements

GOPHER PROTOCOL, INC.

BALANCE SHEET

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$30,685	$21,051
Accounts Receivable	-	25,974
Prepaid expenses	36,498	25,998
Total current assets	67,183	73,023

Property and equipment, net	1,709	2,046

Other assets	-	12,250

Total assets	$68,892	$87,319

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$235,969	$162,265
Total current liabilities	235,969	162,265

Notes payable and accrued interest	47,204	38,924

Total liabilities	283,172	201,189

Contingencies

Stockholders'deficit :

Series B Preferred stock, $0.00001 par value, 20,000,000 shares authorized; 45,000 shares issued as of March 31, 2016 and December 31, 2015, respectively	-	-

Series C Preferred stock, $0.00001 par value, 10,000 shares authorized; 700 shares issued as of March 31, 2016 and December 31, 2015, respectively	-	-
Series D Preferred stock, $0.00001 par value, 100,000 shares authorized; 94,750 shares issued as of March 31, 2016 and December 31, 2015, respectively	1	1
Common stock, $0.00001 par value, 500,000,000 shares authorized; 6,120,452 and 58,991 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	2,061	2,058
Treasury stock, at cost; 1,040 shares as of March 31, 2016 and December 31, 2015, respectively	(643,059)	(643,059)
Additional Paid In Capital	3,036,975	3,035,276
Accumulated deficit	(2,610,259)	(2,508,146)

Total stockholders' deficit	(214,281)	(113,870)

Total liabilities and stockholders'deficit	$68,892	$87,319

The accompanying notes are an integral part of these condensed financial statements.

GOPHER PROTOCOL, INC.

STATEMENTS OF OPERATIONS

	For the fiscal quarter ended March 31,
	2016	2015
	Unaudited	Unaudited

Revenues:
Income from consulting activities	30,000	22,500
Total revenues	30,000	22,500

General and administrative expenses	122,132	26,450

Loss from operations	(92,132)	(3,950)

Other income (expenses):
Interest income	-	583
Interest expense	(9,981)	(8,414)
Total other income (expenses)	(9,981)	(7,831)

Loss before income taxes	(102,113)	(11,781)

Income tax expense	-	-

Net loss	$(102,113)	$(11,781)

Net loss per share:
Basic and diluted	$(0.02)	$(0.31)

Weighted average number of common shares outstanding:
Basic and diluted	5,279,580	38,584

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

GOPHER PROTOCOL, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the fiscal quarter ended March 31,
	2016	2015

Cash Flows From Operating Activities:
Net loss	$(102,113)	$(11,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	337	337
Amortization of debt discount	9,383	7,012
Changes in assets and liabilities:
Other (non-current) assets	12,250	-
Accounts receivable	25,974	(14,887)
Prepaid expenses	(10,500)
Accrued interest on notes receivable	-	-
Accounts payable and accrued expenses	73,705	18,500
Accrued interest on notes payable	598	819

Net cash produced by (used in) operating activities	$9,634	$-

Cash flows from financing activities:
Payments made on a note payable	-	(58,562)
Additional borrowing under a note	-	122,500
Cash inflow from a bank overdraft	-	7

Net cash provided by financing activities	$-	$63,945

Net increase in cash	9,634	63,945

Cash, beginning of period	21,051	-

Cash, end of period	$30,685	$63,945

NON-CASH ACTIVITIES:
Shares issued to reduce notes payable	$1,702	$92,848
Reduction of note payable through conversion	$(1,702)	$(21,221)
Reclassification of par value for reverse stock split	$-	$(558)
Adjustment to existing debt through issuance of note payable to GV Global	$-	$1,991

The accompanying notes are an integral part of these condensed financial statements.

GOPHER PROTOCOL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(UNAUDITED)

Note 1 - Organization and Nature of Business

Gopher Protocol Inc. (the “Company”, “we”, “us”, “our”, “Gopher” or "GOPH”) was incorporated on July 22, 2009, under the laws of the State of Nevada and is headquartered in Perris, California. On September 9, 2009, the Company filed a Form S-1 Registration Statement to provide for the registration of securities under the Securities Act of 1933. In the past, it had been principally engaged in offering consulting for foreign currency market trading to non-US resident clients, professionals and retail clients. The Company’s revenue in 2015 was related to consulting services provided to one company in the foreign exchange business. From 2016 and going forward, the Company is developing a real-time, heuristic based, mobile technology. The technology being developed by the Company under license consists of a smart microchip, mobile application software and supporting software that run on a server. The system contemplates the creation of a global network. Upon development, the Company expects that its microchip technologies may be installed within mobile devices or on SIM cards.

Products:

(i)	The Company has applied the mobile technology into an electronic circuit including a proprietary microchip that is within a sticky patch package (the "Patch"). The Patch can be affixed to any object, mobile or static, which will enable the object to which it is affixed to be tracked remotely. It is our goal to have the electronic circuit communicate with other similar working patches via a separate, secured and private network. Upon affixing the Patch on an object, the circuit is turned on, after which the electronic circuit regularly transmits an identification signal in order to identify the device's geographical location. The Patch works in conjunction with a software application to provide tracking function operations. The system includes its own power source. The Patch will also perform an emergency feature. In the event of an emergency situation, one would simply peel the Patch off. Upon removing the Patch, it operates in a constant transmission mode, sending emergency signals. The patch also alerts the user's friends and family about the user's location. No GPS or conventional network is needed. On April 4, 2016, the Company issued a press release announcing that, in connection with its GopherInsight™ licensed technology, the Company and its technology licensing partner, Guardian Patch LLC, have completed the Statement of Work (SOW) for the FCC survey to deploy their Guardian Global Tracking Device within the continental U.S., and that they have also completed their transmitters/transceivers modules feasibility research.

(ii)	While developing the core technology of the Company, and relaying on prior knowledge, the Company and its technology licensing partner, Guardian Patch LLC, developed Gopher Epsilon Software, which is an internal, proprietary platform that has been developed as a designated tool for the mobile industry to accelerate signoff Reliability Verification (RV) with Accurate and Precise Interactive Error Detection and Correction. The software is targeted to assist microchip designers to produce power-aware, faster performance and longer life span integrated circuits. Ultimately, the software significantly prolongs a battery's life, enabling mobile and static electronic devices longer operation time and better performance.

The Company and its technology licensing partner, Guardian Patch LLC, are preparing to introduce both new products to the market. The products will be presented for time-based license agreements utilizing a designated website on top of customary distributing channels for the product.

On March 4, 2015, the Company entered into a Territorial License Agreement (the “License Agreement”) with Hermes Roll LLC (“Hermes”). Pursuant to the License Agreement, Hermes licensed to the Company, on an exclusive basis in the State of California, certain intellectual property relating to Hermes’s system and method for scheduling categorized deliverables, according to demand, at the customer’s location based on smartphone application and/or via the internet, in consideration of 100,000 shares of Series D Preferred Stock of the Company (the “Preferred Shares”). The Preferred Shares have no liquidation rights. The Holder of the Preferred Shares will be entitled to vote on all matters submitted to shareholders of the Company on an as-converted basis. The Preferred Shares have a conversion price of $0.01 (the “Conversion Price”) and a stated value of $10.00 per share (the “Stated Value”). Each Preferred Share is convertible, at the option of the Holder, into such number of shares of common stock of the Company as determined by dividing the Stated Value by the Conversion Price. On June 16, 2015, the Company and Hermes entered into that certain Amended and Restated Territorial License Agreement, amending and restating the Territorial License Agreement to grant the Company an exclusive worldwide license to the Technology. In addition, subject to the Company providing Hermes with $5,000,000 in working capital, for a period of one year, the Company will have the option to acquire a 100% of the membership interest of Hermes in consideration of 20,000,000 shares of common stock of the Company. Further, in the event the Company provides less than $5,000,000 to Hermes the Company will have the option to acquire a pro-rata portion of the membership interests of Hermes in consideration of a pro-rata amount of shares of common stock of the Company. On June 30, 2015, the Company appointed Dr. Rittman as Chief Technical Officer and a board member.  On August 20, 2015, the Company entered into an agreement with Dr. Rittman pursuant to which the parties agreed that (i) all inventions, improvements and developments made or conceived by Dr. Rittman, either solely or in collaboration with others pertaining to Company's business, will be the property of Company, and (ii) Dr. Rittman will assign to the Company any and all intellectual property related to the Company's consumer heuristic technology platform. Dr. Rittman is the Chief Technology Officer and a director of the Company as well as the Chairman of the Company's Advisory Board, which is currently being formed.

On June 30, 2015, the Company appointed Danny Rittman as Chief Technical Officer and a board member. Dr. Rittman is the owner of 9,900 shares of Series D Preferred Stock of the Company that is convertible at Dr. Rittman’s election into 9,900,000 shares of common stock.

On or around March 18, 2016 the Company and Dr. Danny Rittman entered into agreement intended to clarify the relationship between Dr. Rittman and the Company and the ownership of certain technology in connection with certain agreements previously entered into between Company and Dr. Rittman and with third parties. The Company is the exclusive license holder for certain intellectual property relating to Hermes’ system and method for scheduling categorized deliverables, according to demand, at the customer’s location based on smartphone application and/or via the internet. As a result of these agreements, the Company shall remain a licensee per the terms of the original License Agreement and will develop the first product with Dr. Rittman and his partners. The Company and Dr. Rittman's partners have commenced development of the product via a private LLC that has been incorporated under the name "Guardian Patch LLC" (“LLC”). Certain private investors will provide all initial funding via the LLC for product development, including engaging third party investors. The LLC will fund the development, and the Company will provide IT services via Dr. Rittman for a monthly fee of $30,000. The March 2016 fee was billed and paid. Dr. Rittman has signed an amendment employment agreement with the Company.

Development has commenced, and the Company has completed the Statement of Work (SOW) for the Federal Communications Commission (“FCC”) survey to deploy the Company's Guardian Global Tracking Device within the continental U.S., and the Company has also completed their transmitters/transceivers modules feasibility research. Due to the fact that the Guardian tracking system uses in part a synthetic radio frequency transmission for data, it is required to comply with various FCC regulations relevant to the system, which the Company is complying with.  The FCC regulates the limits of potentially harmful interference to licensed transmitters due to low power unlicensed transmitters. The Guardian Patch system consists of advanced security protocols in order to maintain the global, private, fully-secured network. In addition, the Guardian Patch device needs to perform communication tasks across the globe providing breakthrough tracking features.  Utilizing their robust intellectual property portfolio and experienced personnel, the Company and its technology licensing partner, Guardian Patch LLC (collectively, "GPLLC"), successfully completed thorough research which involved security, performance and FCC regulations compliance. Based on this research a set of particular frequencies were chosen to be used by the GPLLC.

On April 13, 2016, the Company was approved to be upgraded to the QTCQB marketplace, after having submitted required documentation and having met the exchange’s requirements.

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

Note 2 - Summary of Significant Accounting Policies

Presentation and Basis of Financial Statements

The accompanying financial statements include the accounts of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

As required by U.S. GAAP for long-lived assets, the Company evaluates the fair value of its property and equipment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Any impairment of value is recognized when the carrying amount of the asset exceeds its fair value. There were no impairment losses for the period ended March 31, 2016 and March 31, 2015.

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

U.S. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur. Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that would likely be sustained under examination. The Company had no uncertain tax positions as of March 31, 2016. The Company’s 2014 tax returns been filed.

The Company’s federal income tax returns are no longer subject to examination by the IRS for the years prior to 2010, and the related state income tax returns are no longer subject to examination by state authorities for the years prior to 2010.

Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”). Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. We had revenue of $30,000 and $22,500 for the quarters ended March 31, 2016 and 2015, respectively.

During the quarter ended March 31, 2016, 100% of the Company’s revenue was related to IT service provided to the LLC for Dr. Rittman services, in connection with the development of the Patch.

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

Note 3 - Liquidity and Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $102,113 in the current quarter, and provided cash from operating activities of $9,634 for the fiscal quarter ended March 31, 2016. The Company had a working capital deficit of $168,786, stockholders’ deficit of $214,281, and accumulated deficit of $2,610,259, at March 31, 2016. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The financial statements have been prepared assuming that the Company will continue to function as a going concern, and do not include adjustments that might result from the outcome of this uncertainty. Based on the Company’s operating plan, existing working capital at March 31, 2016 was insufficient to meet cash requirements to support Company operations through December 31, 2016.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 - Prepaid Expenses

At March 31, 2016, the Company recognized a prepaid expense for filing fees of $10,498 and consulting services of $26,000. On August 26, 2015, the Company finalized a consulting agreement that it entered into on August 11, 2015 with Michael Korsunsky ("Consultant") pursuant to which Consultant was engaged by the Company to (i) provide introductions to strategic business alliances, (ii) advise on exposure and risk in the operation of smart phone applications and (iii) advise on market fluctuations within the different categories of the smart phone application delivery services sector, in consideration of 100,000 restricted shares of common stock of the Company, which shares were issued on or around August 26, 2015. The fair value of the services is $26,000, which was booked as a prepaid expense. Shares were issued for the services.

Prepaid expenses at March 31, 2016 is $36,498 and $25,998 at December 31, 2015.

Note 5 - Property and Equipment, Net

Property and equipment consisted of the following as of March 31, 2016 and December 31, 2015:

	Estimated
	Useful
	Lives	3/31/2016	12/31/2015
Computers and equipment	3 years	$12,539	$12,539
Furniture	7 years	9,431	9,431
		21,970	21,970
Less accumulated depreciation		20,261	19,924
		$1,709	$2,046

Depreciation expense was $337 for both of the fiscal quarters ended March 31, 2016 and 2015, respectively.

Note 5 - Other Assets

Exclusive License agreements

On March 4, 2015, the Company entered into a Territorial License Agreement (the “License Agreement”) with Hermes Roll LLC (“Hermes”). Pursuant to the License Agreement, Hermes licensed to the Company, on an exclusive basis in the State of California, certain intellectual property relating to Hermes’s system and method for scheduling categorized deliverables, according to demand, at the customer’s location based on smartphone application and/or via the internet. On or around March 18, 2016 the Company and Dr. Danny Rittman entered into agreement intended to clarify the relationship between Dr. Rittman and the Company and the ownership of certain technology in connection with certain agreements previously entered into between Company and Dr. Rittman and with third parties. The Company is the exclusive license holder for certain intellectual property relating to Hermes’ system and method for scheduling categorized deliverables, according to demand, at the customer’s location based on smartphone application and/or via the internet. As a result of these agreements, the Company shall remain a licensee per the terms of the original License Agreement and will develop the first product with Dr. Rittman and his partners. The Company and Dr. Rittman's partners have commenced development of the product via a private LLC that has been incorporated under the name "Guardian Patch LLC" (“LLC”). Certain private investors will provide all initial funding via the LLC for product development, including engaging third party investors. The LLC will fund the development, and the Company will provide IT services via Dr. Rittman for a monthly fee of $30,000. The March 2016 fee was billed and paid. Dr. Rittman has signed an amendment employment agreement with the Company.

Development has commenced, and the Company has completed the Statement of Work (SOW) for the Federal Communications Commission (“FCC”) survey to deploy their Guardian Global Tracking Device within the continental U.S., and the Company has also completed their transmitters/transceivers modules feasibility research. Due to the fact that the Guardian tracking system uses in part a synthetic radio frequency transmission for data, it is required to comply with various FCC regulations relevant to the system, which the Company is complying with.  The FCC regulates the limits of potentially harmful interference to licensed transmitters due to low power unlicensed transmitters. The Guardian Patch system consists of advanced security protocols in order to maintain the global, private, fully-secured network. In addition, the Guardian Patch device needs to perform communication tasks across the globe providing breakthrough tracking features. Utilizing their robust intellectual property portfolio and experienced personnel, the Company and its partner, Guardian Patch LLC (collectively, "GPLLC"), successfully completed thorough research which involved security, performance and FCC regulations compliance. Based on this research a set of particular frequencies were chosen to be used by the GPLLC.

The balance of other assets is zero for March 31, 2016 and $12,250 for the fiscal year ended December 31, 2015.

Note 6 – Notes and Convertible Notes Payable

As of March 31, 2016, the Company has only one convertible note outstanding with a third party (“GVG”). The current note balance at March 31, 2016 is $47,204, which includes $7,629 of accrued interest. At December 31, 2015, the Company had only this note outstanding as well. The balance at that time was $38,924, which included accrued interest of $6,851.

On January 22, 2015, the Company entered into an Exchange Agreement with GVG pursuant to which GVG exchanged $75,273 in debt into a 10% Convertible Debenture in the principal amount of $75,273 (the “GV Note”). The GVG Note matures January 21, 2017 (the “Maturity Date”) and interest associated with the GVG Note is 10% per annum, which is payable on the Maturity Date. The GVG Note is convertible into shares of common stock of the Company, at the option of GVG, at a fixed conversion price of $0.00752734.

GVG has agreed to restrict its ability to convert the GVG Note and receive shares of common stock such that the number of shares of common stock held by it in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The GVG Note was issued to GVG in reliance upon exemptions from registration pursuant to Section 3(a)(9) under the Securities Act of 1933. GVG is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. In addition, on March 2, 2015, the Company and GVG amended that certain 10% Convertible Debenture (the “GV Debenture”) which debt underlying the GV Debenture was initially incurred on October 6, 2009 and exchanged for the GV Debenture on January 19, 2014. The parties agreed that the conversion price in the GV Debenture would not be impacted by the 1:1,000 stock split implemented by the Company on February 24, 2015 and will remain $0.0075273. Beneficial Conversion Feature (“BCF”) in the amount of $75,273 has not yet been fully amortized from the note balance. As of March 31, 2016, $30,522 remains to be amortized.

Note 7 - Stockholders’ Deficit

Authorized Shares-Common stock

Effective April 4, 2014, the Company filed with the State of Nevada a Certificate of Amendment to Articles of Incorporation changing the Company’s number of authorized shares to 600,000,000.

On August 13, 2014, the Company filed a definitive Information Statement Pursuant to Section 14 (c) of the Securities Exchange Act of 1934 for the following purposes:

☐☐	The amendment (the “Amendment”) to the Company’s Articles of Incorporation, as amended (the “Articles of Incorporation”) to increase the Company’s authorized Common Stock from 400,000,000 shares to 2,000,000,000 shares, par value $0.00001

☐☐	The amendment Articles of Incorporation to effect up to a one-for-ten thousand (1-10,000) reverse stock split of the Company’s Common Stock (the “Reverse Split”)

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

On or about November 14, 2014 the Company and the holder of the Vulcan note entered into settlement agreement terminate any and all agreements between them and to resolve all disputes existing between them, which are the subject of Holder’s draft complaint which has yet to be filed, upon the terms and conditions of which the Company will issue the Holder 200 post-split shares (1,000,000 pre-split shares) of common stock (the “Settlement Shares”) at a cost basis of $0.12 per share representing aggregate consideration of $120,000 (the “Settlement Amount”). The stock certificate representing the Settlement Shares shall bear the standard 1933 Act restrictive legend. Holder, at its sole option, at any time prior to March 31, 2016, may convert the Settlement Shares into Series D Preferred Shares with a stated value of $120,000, a conversion price of $0.12 and liquidation and dividend rights to be determined.

During the first fiscal quarter of 2015, Financier 1 received 574,713 additional shares for reducing its note balance by $12,629 and sold the remaining note balance of $21,330 to a third party. Financier 2 received 352,000 pre-split shares when it converted its remaining balance. Kirish received 50,000,000 pre-split shares worth $197,717 for assuming the Glendon note payable.

On January 22, 2015, the Company entered into an Agreement with Fleming PLLC, pursuant to which the Company issued 3,200,000 shares of common stock to Fleming PLLC in consideration of the forgiveness of trade debt payable by the Company in the amount of $32,000. The agreement was canceled and 3,200,000 shares were returned to treasury as of March 31, 2016.

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

On May 9, GVG converted $1,500 of its debt payable to 199,273 shares of common stock. On May 15, GVG converted $1,975 of its note payable to 262,378 shares of common stock.

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

On or around March 8, 2016, the Company issued 226,110 common shares worth $1,702 to a third party that converted a portion of the GVG note, which was reduced by the same amount.

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

During the first quarter of 2015, Company’s counsel, who had previously been issued 32,000 shares as compensation, returned those shares to Treasury. As of March 31, 2016, the Company has 1,040 treasury shares at cost basis.

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

The Series B Preferred Stock has a stated value of $100 per share and is convertible into the Company’s common stock at a conversion price of $0.30 per share representing 3,000 posts split (15,000,000 pre-split) common shares. Furthermore, the Series B Preferred Stock votes on an as converted basis and carries standard anti-dilution rights. These rights were subsequently removed, except in cases of stock dividends or splits. As of March 31, 2016, and December 31, 2015, there are 45,000 Series B Preferred Shares outstanding.

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

During the fiscal year ended December 31, 2014, GV Global Communications, Inc. converted 7,770 of its Series C Preferred Stock into 12,010 post-split (64,551,667 common shares pre-split). During the third quarter of 2014, the Company received 4,204 post-split (21,021,900 pre-split) common shares to adjust the shares issued to reflect the amount that both they and the Company believed that they were owed. At March 31, 2016, and at December 31, 2014, GV owns 700 Series C Preferred Shares.

The issuance of the Series C Preferred Stock was made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder.  GV is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

As of March 31, 2016, and December 31, 2015, there are 700 Series C Preferred Shares outstanding.

Series D Preferred Shares

On March 4, 2015, the Company entered into a Territorial License Agreement (the “License Agreement”) with Hermes Roll LLC (“Hermes”). Pursuant to the License Agreement, Hermes will license to the Company, on an exclusive basis in the State of California, certain intellectual property relating to Hermes’s system and method for scheduling categorized deliverables, according to demand, at the customer’s location based on smartphone application and/or via the internet, in consideration of 100,000 shares of Series D Preferred Stock of the Company (the “Preferred Shares”). The preferred stock has a value of $ 1,000 based upon the cost of the license; due to the holder of license is the related party of the Company. The Preferred Shares have no liquidation rights. The Holder of the Preferred Shares will be entitled to vote on all matters submitted to shareholders of the Company on an as-converted basis. The Preferred Shares have a conversion price of $0.01 (the “Conversion Price”) and a stated value of $10.00 per share (the “Stated Value”). Subject to the Company increasing its authorized shares of common stock to 500,000,000, each Preferred Share is convertible, at the option of the Holder, into such number of shares of common stock of the Company as determined by dividing the Stated Value by the Conversion Price. The issuance of the Preferred Shares was made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder. Hermes is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. As of March 31, 2016, there are 100,000 Series D shares outstanding (1,000 shares post-split).

On November 14, 2014 the Company and the holder of the Vulcan note entered into settlement agreement terminate any and all agreements between them and to resolve all disputes existing between them, which are the subject of Holder’s draft complaint which has yet to be filed, upon the terms and conditions of which the Company issued the Holder post-split 1,000,000 shares of common stock (the “Settlement Shares”) at a cost basis of $0.12 per share representing aggregate consideration of $120,000 (the “Settlement Amount”). The stock certificate representing the Settlement Shares shall bear the standard 1933 Act restrictive legend. Holder, at its sole option, at any time prior to March 31, 2016, may convert the Settlement Shares into Series D Preferred Shares with a stated value of $120,000, a conversion price of $0.12 and liquidation and dividend rights to be determined.

On April 2, 2015, a third party converted 1,000 Series D Preferred shares into 1,000,000 common shares. On May 11th, 2015, Reko Holdings, LLC converted 4,000 shares of its Series D Preferred Stock into 4,000,000 restricted common shares.

On August 31, 2015, Direct Communications gave a notice of conversion to Company stating its intention to convert 250 Series D Preferred Shares to 250,000 common shares, which were issued on or around that date. As of March 31, 2016, and as of December 31, 2015, there are 94,750 Series D Preferred Shares outstanding.

Note 8 - Related Parties

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

On June 30, 2015, the Company appointed Dr. Danny Rittman as Chief Technical Officer and a board member. On August 20, 2015, the Company entered into an agreement with Dr. Rittman pursuant to which the parties agreed that (i) all inventions, improvements and developments made or conceived by Dr. Rittman, either solely or in collaboration with others pertaining to Company's business, will be the property of Company, and (ii) Dr. Rittman will assign to the Company any and all intellectual property related to the Company's consumer heuristic technology platform. Said agreement is contingent upon the Company funding its commitments per the June 16, 2015 - Amended and Restated Territorial License Agreement. Failure of the Company providing this funding, in full, or partially, will automatically terminate any GOPH ownership of the intellectual properties. Dr. Rittman is the Chief Technology Officer and a director of the Company as well as the Chairman of the Company's Advisory Board, in formation. Dr. Rittman and Mr. Murray jointly own 9,900 shares of Series D Preferred Stock of the Company that is convertible at Dr. Rittman’s or Mr. Murray’s election into 9,900,000 shares of common stock.

On August 20, 2015, the Company entered into an agreement with Dr. Rittman pursuant to which the parties agreed that (i) all inventions, improvements and developments made or conceived by Dr. Rittman, either solely or in collaboration with others pertaining to Company's business, will be the property of Company, and (ii) Dr. Rittman agreed to assign to the Company any and all intellectual property related to the Company's consumer heuristic technology platform, subject to certain conditions, which as of March 31, 2016 have not been met. As of the end of the fiscal year, the intellectual property developed by Dr. Rittman had not been assigned to the Company. The Company has expensed the stated value of that intellectual property in these financial statements.

On or around March 18, 2016 the Company and Dr. Danny Rittman entered into agreement intended to clarify the relationship between Dr. Rittman and the Company and the ownership of certain technology in connection with certain agreements previously entered into between Company and Dr. Rittman and with third parties. Specifically, the Company entered into that certain Territorial License Agreement with Hermes Roll LLC dated March 4, 2015, which such agreement was amended to expand the related territorial license to a worldwide license pursuant to that certain Amended and Restated Territorial License Agreement dated June 16, 2015 (the "Amended and Restated Territorial License Agreement"), and that certain Letter Agreement (the "Letter Agreement") entered into between Dr. Rittman and the Company dated August 20, 2015. The aforementioned agreements were tied to the funding of the Company in the minimum amount of $5,000,000 (the "Required Funding") and the assignment to the Company and/or ownership by the Company of all past, present and future technology in the form of intellectual property, including, but not limited to patents, trademarks, domains, applications, social media pages (e.g. Twitter, LinkedIn and landing pages) (collectively, the "IP"), which such IP was paid for exclusively by Dr. Rittman and/or his affiliated companies, was contingent upon the Company obtaining the Required Funding by no later than October 30, 2015 (the "Contingency"). Accordingly, it was agreed to by the parties that (i) all inventions, improvements and developments made or conceived by the Dr. Rittman, either solely or in collaboration with others pertaining to Company's business, would be the property of the Company subject to the Contingency. In the event the Contingency was not met, the Letter Agreement would be cancelled and rendered null and void. The Company acknowledged that the Company did not meet the Contingency, technically resulting in the cancellation of the Letter Agreement and rendering the Letter Agreement null and void. Moreover, the Company failed to meet its obligations under the Amended and Restated Territorial License Agreement, including the further development of the consumer heuristic technology platform, thereby creating a vacuum in its development in all aspects, including the ability to obtain funding, resulting in the need for Dr. Rittman’s partners to perform the necessary development work related to the above agreements.

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

On March 4, 2015, the Company entered into a Territorial License Agreement (the “License Agreement”) with Hermes Roll LLC (“Hermes”). Pursuant to the License Agreement, Hermes licensed to the Company, on an exclusive basis in the State of California, certain intellectual property relating to Hermes’s system and method for scheduling categorized deliverables, according to demand, at the customer’s location based on smartphone application and/or via the internet. On or around March 18, 2016 the Company and Dr. Danny Rittman entered into agreement intended to clarify the relationship between Dr. Rittman and the Company and the ownership of certain technology in connection with certain agreements previously entered into between Company and Dr. Rittman and with third parties. The Company is the exclusive license holder for certain intellectual property relating to Hermes’ system and method for scheduling categorized deliverables, according to demand, at the customer’s location based on smartphone application and/or via the internet. As a result of these agreements, the Company shall remain a licensee per the terms of the original License Agreement and will develop the first product with Dr. Rittman and his partners. The Company and Dr. Rittman's partners have commenced development of the product via a private LLC that has been incorporated under the name "Guardian Patch LLC" (“LLC”). Certain private investors will provide all initial funding via the LLC for product development, including engaging third party investors. The LLC will fund the development, and the Company will provide IT services via Dr. Rittman for a monthly fee of $30,000. The March 2016 fee was billed and paid. Dr. Rittman has signed an amendment employment agreement with the Company.

Development has commenced, and the Company has completed the Statement of Work (SOW) for the Federal Communications Commission (“FCC”) survey to deploy their Guardian Global Tracking Device within the continental U.S., and the Company has also completed their transmitters/transceivers modules feasibility research. Due to the fact that the Guardian tracking system uses in part a synthetic radio frequency transmission for data, it is required to comply with various FCC regulations relevant to the system, which the Company is complying with.  The FCC regulates the limits of potentially harmful interference to licensed transmitters due to low power unlicensed transmitters. The Guardian Patch system consists of advanced security protocols in order to maintain the global, private, fully-secured network. In addition, the Guardian Patch device needs to perform communication tasks across the globe providing breakthrough tracking features. Utilizing their robust intellectual property portfolio and experienced personnel, the Company and its partner, Guardian Patch LLC (collectively, "GPLLC"), successfully completed thorough research which involved security, performance and FCC regulations compliance. Based on this research a set of particular frequencies were chosen to be used by the GPLLC.

Note 9 - Contingencies

Legal Proceedings

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business.  There is currently no litigation that management believes will have a material impact on the financial position of the Company.

In connection with the registration of GopherInside as a trademark, Intel Corporation has requested that the Company abandons the trademark in lieu of potential confusion with their trademark Intel Inside. The Company has taken the initial steps necessary to alleviate any concern Intel may have associated with mobile or computer platforms. Furthermore, the Company holds the opinion that GopherInside is by merit different from “Intel + Inside” as two separate words. Additionally, a simple online search yields 1,189 live non-Intel marks that include the word “INSIDE.”  The Company learned that Intel filed on February 2, 2016 said Notice of Opposition to the trademark application. The Company decided not to object and agreed to abandon this trademark.

Trademarks

The Company received via Dr. Rittman, a Notice of Allowance for the "GOPHERINSIGHT" and "GOPHERNET" trademark applications (the "Trademark Applications") owned by Dr. Rittman. The Notices of Allowance indicate that the USPTO has approved both Trademark Applications, providing the Company with the exclusive right to use the Trademarks with the goods listed in the Trademark Applications.

The list of goods contained in the GOPHERNET trademark application is:

Communications software for connecting microchips; Computer hardware, namely, wireless network extenders; Computer hardware, namely, wireless network repeaters; Computer networking hardware; Computer programs for connecting remotely to computers or computer networks; Computer programs for searching remotely for content on computers and computer networks; Microchip cards; Microchips; Mobile computing and operating platforms consisting of data transceivers, wireless networks and gateways for collection and management of data; Radio receivers and transmitters for monitoring and controlling light emitting diodes in a network of street lights and for processing emergency signals transmitted to individual street lights.

The list of goods contained in the GOPHERINSIGHT trademark application is:

Chip carriers, namely, semiconductor chip housings; Semiconductor chip sets; Semiconductor chip sets for use in mobile microchip and software system; Semiconductor chips; Semiconductor devices; Semiconductor power elements; and Semiconductors.

Note 10 - Per Share Information

Loss per share

Basic loss per share of common stock is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding.  Diluted loss per share of common stock (“Diluted EPS”) is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents and convertible securities then outstanding.  At March 31, 2016 and 2015, there were 104,065,957 and 100,005,005 of potentially dilutive post-split common stock equivalents outstanding, respectively. The potentially dilutive common stock equivalents at March 31, 2016 arise from (i) the issuance on December 7, 2011 of 45,000 Series B Preferred Shares which are convertible into 3,000 common shares, (ii) the issuance of 10,000 Series C Preferred Shares having a stated value of $100 per share, of which 700 shares remain unconverted, which remaining unconverted shares are convertible into 770 post-split common shares, given recent market prices, and notwithstanding a restriction against owning more than 4.99% of the Company’s stock, and (iii) the issuance of a note payable to GV Global which based on hypothetical conversion at March 31, 2016 would have converted into 9,312,187 post-split common shares, which balance reflects the adjusted balance from the conversion of 226,110 shares on or around March 8, 2016, and (iv) the issuance of 100,000 Series D Preferred Shares worth $120,000 to Vulcan, 5,250 of which have already been converted during this fiscal quarter, the remainder (unconverted balance) of which given hypothetical conversion at March 31, 2016 would have converted to 94,750,000 post-split shares. The potentially dilutive common stock equivalents at March 31, 2015 arise from (i) the issuance on December 7, 2011 of 45,000 Series B Preferred Shares which are convertible into 3,000 common post-split shares, (ii) the issuance of 10,000 Series C Preferred Shares having a stated value of $100 per share, of which 700 shares remain unconverted, which remaining unconverted shares are convertible into 1 post-split common shares, given recent market prices, and notwithstanding a restriction against owning more than 4.99% of the Company’s stock, (iii) the issuance of a note to a third party Financier, which based on a theoretical conversion at March 31, 2015 would have converted into post-split 4 shares of common stock, and (iv) the issuance of a note payable to GV Global which based on hypothetical conversion at March 31, 2015 would have converted into 2,000 post-split common shares, and (v) the issuance of 100,000 Series D Preferred Shares worth $120,000 to Vulcan, which given hypothetical conversion at March 31, 2015 would have converted to 100,000,000 post-split shares. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on the net loss per common share. Share amounts are shown in post-split amounts to facilitate comparison between the periods.

Note 14 – Concentrations

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

There have been no losses in these accounts through March 31, 2016 and December 31, 2015.

Concentration of revenue and accounts receivable as of March 31, 2016 and March 31, 2015, the Company has one customer, which counts 100% of revenue and accounts receivable.

Note 15 - Subsequent Events

Management has evaluated events that occurred subsequent to the end of the fiscal year shown herein.

On April 5, 2016, Erik Klinger was appointed by the Company to serve as the Chief Financial Officer of the Company.

There is no understanding or arrangement between Mr. Klinger and any other person pursuant to which he was appointed as an executive officer.  Mr. Klinger does not have any family relationship with any director, executive officer or person nominated or chosen by us to become an executive officer.  Mr. Klinger has not had direct or indirect material interest in any transaction or proposed transaction, in which the Company was or is a proposed participant, exceeding $120,000.

Erik Klinger is an executive with over 20 years of experience. Mr. Klinger is the founder and CEO of Dealounge, an online deal platform that specializes in distributing under-covered merger and acquisition deals in the lower middle market to a broader audience of private equity firms, strategic acquirers and family offices. From 2011 through 2014, Mr. Klinger founded and operated Ocelot Partners, a due diligence and advisory firm. From 2004 through 2011, Mr. Klinger co-founded and operated a financial staffing firm that focused on placing interim CFOs and Controllers in public and private companies. Mr. Klinger began his career at Andersen Consulting from 1992 through 1994 and at PricewaterhouseCoopers LLP from 1994 through 1997, both located in New York. Mr. Klinger received a Bachelor of Arts in Engineering Sciences modified with Economics from Dartmouth College in 1992 and a MBA in Finance from the Anderson School at UCLA in 1999.

On April 13, 2016, the Company was approved to be upgraded and reinstated to the QTCQB marketplace, after having submitted required documentation and having met the exchange’s requirements.

On April 16, 2016 (the "Effective Date"), Mansour Khatib and the Company entered into an Employment Agreement (the "Agreement") pursuant to which Mr. Mansour Khatib agreed to serve as the Chief Marketing Officer of the Company. Mr. Mansour Khatib was also appointed as a director of the Company on the Effective Date. Pursuant to the terms of the Employment Agreement, Mr. Khatib will receive an annual salary of $100,000 upon the Company generating $1,000,000 in revenue during any three (3) month period.

There is no understanding or arrangement between Mr. Khatib and any other person pursuant to which he was appointed as an executive officer and director. Mr. Khatib does not have any family relationship with any director, executive officer or person nominated or chosen by us to become a director or an executive officer. Mr. Khatib has not had direct or indirect material interest in any transaction or proposed transaction, in which the Company was or is a proposed participant, exceeding $120,000.

From 2009 through 2012, Mr. Khatib served as the CEO and CFO of The Merchandise Company, located in Long Beach, California. From 2012 through the present, Mr. Khatib has served as a U.S. Business and Marketing Sales Representative for KB Racking, located in Toronto, Canada. From May 2013 through July 2014, Mr. Khatib served as VP of Marketing for Sun Energy Partners, LLC, developing solar rooftop projects. From July 2014 through the present, Mr. Khatib has served as the CTO for New Energy Ventures, LLC, a company that is developing utility scale projects in New Jersey, California, and smaller projects in Mexico, the Caribbean and Peru. Mr. Khatib received B.A. in Economics from Fachhochschule Wuppertal in Wuppertal, Germany in 1988 and a Bachelors in Electro Engineering & Computer Technology from University Aachen in Aachen, Germany in 1985.

In addition, Dr. Danny Rittman was appointed by the Company as Co-Chairman of the Company. Mr. Rittman was serving as a director of the company at the time of his appointment as Co-Chairman. Additionally, on April 19, 2016, in consideration of past accomplishments achieved by Dr. Rittman on behalf of the Company and for future anticipated achievements, the Company entered into an Amended and Restated Employment Agreement with Dr. Danny Rittman pursuant to which Mr. Rittman will continue to act as the Company's CTO for a term of one (1) year as extended in consideration of (i) a base salary of $12,000 per month from January 1, 2016 through January 1, 2017.

On or around April 14, 2016, a third party converted $1,505 of the note payable. The Company issued 200,000 shares at a conversion price of $0.0075273. The sole note payable on the Company’s books was reduced by $1,505 as a result of this conversion.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our condensed results of operations, financial condition and liquidity position for the nine months ended March 31, 2016. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2015 and the condensed unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

This section of the report should be read together with Notes of the Company unaudited financials. The unaudited statements of operations for the nine months ended March 31, 2016 and, 2015 are compared in the sections below:

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

Products:

The Company applied this mobile technology into an electronic circuit including a proprietary microchip that is within a sticky patch package (the "Patch"). The Patch can be affixed to any object, mobile or static, which will enable the object to which it is affixed to be tracked remotely. It is our goal to allow the electronic circuit to communicate with other similar working patches via a separate, secured and private network. Upon affixing the Patch on an object, the circuit is turned on, after which the electronic circuit regularly transmits an identification signal in order to identify the device's geographical location. The Patch works in conjunction with a software application to provide tracking function operations. The system includes its own power source. The Patch will also perform an emergency feature. In the event of an emergency situation, one would simply peel the Patch off. Upon removing the Patch, it operates in a constant transmission mode, sending emergency signals. The Patch also alerts the user's friends and family about the user's location. No GPS or conventional network is needed.

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

The Company and technology licensing partner, Guardian Patch LLC, are preparing to introduce both new products to the market. The products will be presented for time-based license agreements utilizing a designated website on top of customary distributing channels for the product.

Results of Operations:

Fiscal quarter ended March 31, 2016 and March 31, 2015

A comparison of the statements of operations for the three months ended March 31, 2016 and 2015 is as follows:

Revenues:

The following table summarizes our revenues for the three months ended March 31, 2016 and 2015:

Fiscal quarters ended March 31,	2016	2015
Total revenues	$30,000	$22,500

During the first quarter of 2016, Guardian Patch LLC, which funds the development of the Patch, was billed by the Company for IT services provided by Dr. Rittman for a monthly fee of $30,000. The March 2016 fee was billed and paid. In the quarter ended on March 31, 2015, the Company was able to leverage its consulting expertise in the area of foreign exchange. Revenue increased 25% in 2016, compared to the prior period. Revenue derived from one customer in both cases, but the periods are not comparable due to the differing nature of the services provided in each case.

Operating expenses:

The following table summarizes our operating expenses for the three months ended March 31, 2016 and 2015:

Fiscal quarters ended March 31,	2016	2015
Total operating expenses	$122,312	$26,450

The Company disposed of certain debts between the periods, resulting in lower G&A costs for legal and professional services. Legal expenses came down significantly in the current period. As the Company ramps up its technology business, however, certain costs have increased. The Company has invested in certain IT-related costs, has developed a scope of work to manufacture a prototype, and has also filed for several patents. Patent filing expenses and costs for software and application development comprised nearly $50,000 of the increase from the prior period. Audit-related costs were also higher in the current period, as the Company retained a new auditor beginning in the first quarter of 2016.

Other income (expenses):

The following table summarizes our other income (expenses) for the three months ended March 31, 2016 and 2015:

Fiscal quarters ended March 31,	2016	2015
Interest income	$0	$583
Interest (expense)	(9,981)	(8,414)
Total other income/expense	(9,981)	(7,831)

In 2015, the Company converted a number of notes for equity, and is carrying less debt than in 2014, resulting in less interest income and interest expense. In 2016, the Company had an amortizable debt discount which it wasn’t carrying on its books in the comparable period in 2015.

On March 4, 2015, the Company entered into a Territorial License Agreement (the “License Agreement”) with Hermes Roll LLC (“Hermes”). Pursuant to the License Agreement, Hermes licensed to the Company, on an exclusive basis in the State of California, certain intellectual property relating to Hermes’s system and method for scheduling categorized deliverables, according to demand, at the customer’s location based on smartphone application and/or via the internet. On or around March 18, 2016 the Company and Dr. Danny Rittman entered into agreement intended to clarify the relationship between Dr. Rittman and the Company and the ownership of certain technology in connection with certain agreements previously entered into between Company and Dr. Rittman and with third parties. The Company is the exclusive license holder for certain intellectual property relating to Hermes’ system and method for scheduling categorized deliverables, according to demand, at the customer’s location based on smartphone application and/or via the internet. As a result of these agreements, the Company shall remain a licensee per the terms of the original License Agreement and will develop the first product with Dr. Rittman and his partners. The Company and Dr. Rittman's partners have commenced development of the product via a private LLC that has been incorporated under the name "Guardian Patch LLC" (“LLC”). Certain private investors will provide all initial funding via the LLC for product development, including engaging third party investors. The LLC will fund the development, and the Company will provide IT services via Dr. Rittman for a monthly fee of $30,000. The March 2016 fee was billed and paid. Dr. Rittman has signed an amendment employment agreement with the Company.

Development has commenced, and the Company has completed the Statement of Work (SOW) for the Federal Communications Commission (“FCC”) survey to deploy their Guardian Global Tracking Device within the continental U.S., and the Company has also completed their transmitters/transceivers modules feasibility research. Due to the fact that the Guardian tracking system uses in part a synthetic radio frequency transmission for data, it is required to comply with various FCC regulations relevant to the system, which the Company is complying with.  The FCC regulates the limits of potentially harmful interference to licensed transmitters due to low power unlicensed transmitters. The Guardian Patch system consists of advanced security protocols in order to maintain the global, private, fully-secured network. In addition, the Guardian Patch device needs to perform communication tasks across the globe providing breakthrough tracking features. Utilizing their robust intellectual property portfolio and experienced personnel, the Company and its partner, Guardian Patch LLC (collectively, "GPLLC"), successfully completed thorough research which involved security, performance and FCC regulations compliance. Based on this research a set of particular frequencies were chosen to be used by the GPLLC.

The LLC has engaged two consultants to assist with (i) the introduction to strategic partners and to advise on other matters, including, technology, product development, marketing, sales, engineering, support, distribution, IP, staffing, scheduling and organizational and administrative matters; and (ii) assist with public relations and marketing services, specifically with regards to the marketing of the Guardian Patch, the development and maintenance of editorial and special interest mailing lists, providing editorial discussions and meetings, performing ongoing searches for publicity and editorial lobbying, providing up to two news releases and assisting with the broad public dissemination of press releases, providing follow up; and the maintenance of a digital clipping diary and other additional services as provided for in the consulting agreement. The Company will provide various services to The LLC in consideration of a monthly fee.

The LLC will fund the development, and the Company will provide IT services via Dr. Rittman for a monthly fee of $30,000. The March 2016 fee was billed and paid. Dr. Rittman was appointed by the Company as Co-Chairman of the Company. Mr. Rittman was serving as a director of the company at the time of his appointment as Co-Chairman. Additionally, on April 19, 2016, in consideration of past accomplishments achieved by Dr. Rittman on behalf of the Company and for future anticipated achievements, the Company entered into an Amended and Restated Employment Agreement with Dr. Rittman pursuant to which Mr. Rittman will continue to act as the Company's CTO for a term of one (1) year as extended in consideration of (i) a base salary of $12,000 per month from January 1, 2016 through January 1, 2017. Dr. Rittman signed an amended employment agreement with the Company.

Liquidity and Capital Resources

Our cash and cash equivalents were $30,685 and $21,051 for the periods ended March 31, 2016 and March 31, 2015. Cash flows from operations in the first three months of 2016 was $9,636, compared to cash flows from operations of $0 in the first three months of 2015. Sources of working capital improved significantly in the first quarter of 2016, mainly through the growth in accounts payable. Uses of working capital – namely, accounts receivable and other non-current assets – decreased significantly, even when netted against an increase in prepaid expenses of $10,500.

Our financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of additional income and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $102,113 in the current quarter, and provided cash from operating activities of $9,634 for the fiscal quarter ended March 31, 2016. The Company had a working capital deficit of $168,786, stockholders’ deficit of $214,281, and accumulated deficit of $2,610,259, at March 31, 2016. This raises substantial doubt about its ability to continue as a going concern.

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

Debt Financing Arrangements

As of March 31, 2016, the Company has only one convertible note outstanding. The current note balance at March 31, 2016 is $47,204, which includes $7,629 of accrued interest. At March 31, 2016, the Company had only this note outstanding as well. The balance at that time was $38,924, which included accrued interest of $6,851.

On January 22, 2015, the Company entered into an Exchange Agreement with a third party (“GVG”) pursuant to which GVG exchanged $75,273 in debt into a 10% Convertible Debenture in the principal amount of $75,273 (the “GV Note”). The GV Note matures January 21, 2017 (the “Maturity Date”) and interest associated with the GV Note is 10% per annum, which is payable on the Maturity Date. The GV Note is convertible into shares of common stock of the Company, at the option of GVG, at a conversion price of $0.00752734. GVG has agreed to restrict its ability to convert the GV Note and receive shares of common stock such that the number of shares of common stock held by it in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The GV Note was issued to GVG in reliance upon exemptions from registration pursuant to Section 3(a)(9) under the Securities Act of 1933. GV Global is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. In addition, on March 2, 2015, the Company and GVG amended that certain 10% Convertible Debenture (the “GV Debenture”) which debt underlying the GV Debenture was initially incurred on October 6, 2009 and exchanged for the GV Debenture on January 19, 2014. The parties agreed that the conversion price in the GV Debenture would not be impacted by the 1:1,000 stock split implemented by the Company on February 24, 2015 and will remain $0.0075273. Beneficial Conversion Feature (“BCF”) in the amount of $75,273 has not yet been fully amortized from the note balance. As of March 31, 2016, $39,905 remains to be amortized.

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

As required by U.S. GAAP for long-lived assets, the Company evaluates the fair value of its property and equipment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Any impairment of value is recognized when the carrying amount of the asset exceeds its fair value. There were no impairment losses for the fiscal quarter ended March 31, 2016 and December 3, 2014.

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

U.S. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur. Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that would likely be sustained under examination. The Company had no uncertain tax positions as of March 31, 2016. The Company has filed 2014 tax returns.

The Company’s federal income tax returns are no longer subject to examination by the IRS for the years prior to 2010, and the related state income tax returns are no longer subject to examination by state authorities for the years prior to 2010.

Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”). Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. We had revenue of $22,500 and $30,000 for the fiscal quarter ended March 31, 2016 and 2015, respectively.

During the fiscal quarter ended March 31, 2016, 100% of the Company’s revenue was related to IT consulting services provided to the Guardian Patch.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2016, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 4, 2015, the Company entered into a Territorial License Agreement (the “License Agreement”) with Hermes Roll LLC (“Hermes”). Pursuant to the License Agreement, Hermes will license to the Company, on an exclusive basis in the State of California, certain intellectual property relating to Hermes’s system and method for scheduling categorized deliverables, according to demand, at the customer’s location based on smartphone application and/or via the internet, in consideration of 100,000 shares of Series D Preferred Stock of the Company (the “Preferred Shares”). The Preferred Shares have no liquidation rights. The holder of the Preferred Shares will be entitled to vote on all matters submitted to shareholders of the Company on an as-converted basis. The Preferred Shares have a conversion price of $0.01 (the “Conversion Price”) and a stated value of $10.00 per share (the “Stated Value”). Each Preferred Share is convertible, at the option of the holder, into such number of shares of common stock of the Company as determined by dividing the Stated Value by the Conversion Price. The issuance of the Preferred Shares was made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder. Hermes is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

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

On or around March 8, 2016, the Company issued 226,110 common shares worth $1,702 to a third party that converted a portion of the GV note, which was reduced by the same amount.

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

Our new CUSIP number is 38268V108. As a result of the name change, our symbol been changed following the Notification Period to GOPH.

On April 21, 2015, Alan R. Swift, CPA, P.A. resigned as the independent registered public accounting firm of the Company. On April 21, 2015, the Company engaged Anton & Chia, LLP as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2015.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1	Certificate of Incorporation of Forex International Trading Corp. (6)
3.2	Bylaws of Forex International Trading Corp. (6)
3.3	Certificate of Designation for Series A Preferred Stock (14)
3.4	Certificate of Designation for Series B Preferred Stock (21)
3.5	Certificate of Designation – Series C Preferred Stock (22)
3.6	Amendment to the Certificate of Designation for the Series B Preferred Stock (25)
3.7	Amendment to the Certificate of Designation for the Series C Preferred Stock(25)
3.8	Certificate of Change filed pursuant to NRS 78.209 (31)
3.9	Articles of Merger filed pursuant to NRS 92.A.200 (31)
3.10	Certificate of Amendment to the Articles of Incorporation of Gopher Protocol Inc. (34)
4.1	Convertible Promissory Note issued by the Company to ATL dated July 8, 2010 (3)
4.2	Secured and Collateralized Promissory Note issued by ATL to the Company dated July 8, 2010 (3)
4.3	Collateral and Security Agreement by and between Forex International Trading Group and ATL dated July 7, 2010 (3)

4.4	Promissory Note issued to Rasel Ltd. Dated October 6, 2009(7)
4.5	Promissory Note issued to Rasel Ltd. Dated October 20, 2009 (7)
4.6	Letter Agreement between Rasel Ltd. and Forex International Trading Corp. dated January 22, 2011 (8)
4.7	Letter Agreement by and between Forex International Trading Group and ATL dated November 8, 2010(9)
4.8	6% Convertible Note issued to APH (11)
4.9	6% Convertible Debenture issued to HAM dated April 5, 2011 (14)
4.10	Promissory Note dated November 30, 2011 issued to Cordellia d.o.o. in the amount of $1,000,000 (18)
4.11	$500,000 Convertible Promissory Note issued by Forex International Trading Corp. (23)
4.12	$400,000 Secured and Collateralized Promissory Note issued by Vulcan Oil & Gas Inc. (23)
4.13	Securities Purchase Agreement dated July 24, 2013 entered with Asher Enterprise Inc. (26)
4.14	Convertible Promissory Note issued to Asher Enterprises Inc. (26)
4.15	10% Convertible Debenture issued to GV Global Communications Inc. (30)
4.16	Amendment to 10% Convertible Promissory Debenture held by GV Global Communications, Inc. (32)

4.17	Series D Preferred Stock Certificate of Designation (32)
10.1	Software Licensing Agreement dated April 12, 2010, by and between Forex International Trading Corp and Triple (1)
10.2	Employment Agreement dated April 23, 2010, by and between Forex International Trading Corp and Darren Dunckel (2)
10.3	Letter Agreement by and between Forex International Trading Corp. and Anita Atias, dated July 29, 2010 (4)
10.4	Letter Agreement by and between Forex International Trading Corp. and Stewart Reich, dated July 29, 2010 (4)
10.5	Letter Agreement by and between Forex International Trading Corp. and Mr. William Glass, dated August 6, 2010 (5)
10.6	Share Exchange Agreement by and between Forex International Trading Corp. and APH (10)
10.7	Letter Agreement by and between Forex International Trading Corp., APH, Medirad Inc. and Rasel Ltd. (11)
10.8	Letter Amendment by and between Forex International Trading Corp. and William Glass, dated March 4, 2011 (13)
10.9	Letter Amendment by and between Forex International Trading Corp. and Stewart Reich, dated March 4, 2011 (13)
10.10	Employment Agreement by and between Forex International Trading Corp. and Liat Franco, dated March 7, 2011 (13)
10.11	Agreement between Forex International Trading Corp. and APH dated April 5, 2011 (14)
10.12	Conversion Agreement between MP and Forex International Trading Corp. dated April 5, 2011 (14)
10.13	Share Exchange Agreement between Forex International Trading Corp. and dated April 5, 2011 (14)
10.14	Agreement to Unwind and Mutual Release dated as of July 11, 2011 by and between Forex International Trading Corp., Forex NYC and Wheatley Investment Agreement by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)
10.15	Registration Rights Agreement with Centurion by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)
10.16	Intentionally Left Blank
10.17	Settlement Agreement by and between Forex International Trading Corp., A.T. Limited, Watford Holding Inc. and James Bay Holdings, Inc. dated November 1, 2011 (17)
10.18	Settlement and Foreclosure Agreement between Forex International Trading Corp., AP Holdings Limited, H.A.M Group Limited and Cordellia d.o.o.(18)
10.19	Annulment of Share Purchase Agreement dated December 5, 2011 between Triple 8 Limited, AP Holdings Limited, H.A.M Group Limited and 888 Markets (Jersey) Limited (18)
10.20	Promissory Note issued to Forex International Trading Corp. dated December 13, 2011 (19)
10.21	Stock Pledge Agreement executed by Fortune Market Media Inc. dated December 13, 2011 (19)
10.22	Conversion Agreement between the Company and GV Global Communications, Inc. (22)
10.23	Agreement by and between and Direct JV Investments Inc., Forex International Trading Corporation and Vulcan Oil & Gas Inc. dated January 7, 2013 (23)

10.24	Evaluation License Agreement dated September 2, 2013, by and between Forex International Trading Corp and Micrologic Design Automation, Inc. (27)
10.25	Letter Agreement dated January 2, 2014, by and between Forex International Trading Corp and Micrologic Design Automation, Inc. (28)
10.26	Settlement Agreement by and between Forex International Trading Corp. and Leova Dobris dated November 14, 2014 (29)
10.27	Exchange Agreement by and between Forex International Trading Corp. and Vladimir Kirish dated January 22, 2015 (30)
10.28	Exchange Agreement by and between Forex International Trading Corp. and GV Global Communications Inc. dated January 22, 2015 (30)
10.29	Agreement by and between Forex International Trading Corp. and Fleming PLLC dated January 22, 2015 (30)
10.30	Territorial License Agreement dated March 4, 2015, by and between Gopher Protocol Inc. and Hermes Roll LLC (32)
10.31	Amended and Restated Territorial License Agreement dated June 16, 2015 by and between Hopher Protocol Inc. and Hermes Roll LLC (35)
10.32	Letter Agreement dated August 20, 2015 by and between Gopher Protocol Inc. and Dr. Danny Rittman (36)
10.33	Consulting Agreement dated August 11, 2015, by and between Gopher Protocol Inc. and Michael Korsunsky (37)
10.34	Employment Agreement by and between Gopher Protocol Inc. and Mansour Khatib dated April 16, 2016 (38)
10.35	Amended and Restated Employment Agreement by and between Gopher Protocol Inc. and Dr. Danny Rittman dated April 19, 2016 (39)
16.1	Letter from Alan R. Swift, CPA, P.A. (33)
21.1	List of Subsidiaries (24)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2010
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 28, 2010
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 13, 2010
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 3, 2010
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 9, 2010
(6)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 9, 2009.
(7)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on November 2, 2009.
(8)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on January 29, 2010.

(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 22, 2010
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 17, 2010

(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2011
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 2, 2011
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 9, 2011
(14)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 6, 2011
(15)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 20, 2011
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 29, 2011
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 9, 2011
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 12, 2011
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 16, 2011
(20)	Incorporated by referenced to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 13, 2012
(21)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 14, 2012
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 27, 2012.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 9, 2013.
(24)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2013.
(25)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 20, 2012.
(26)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 1, 2013.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 4, 2013.
(28)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2014.
(29)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 20, 2014
(30)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 27, 2015
(31)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 18, 2015
(32)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 12, 2015
(33)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 24, 2015
(34)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 1, 2015
(35)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 16, 2015
(36)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 21, 2015
(37)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 28, 2015
(38)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2016
(39)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2016

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

GOPHER PROTOCOL INC. (Registrant)

Date: May 11, 2016	By:	/s/ Michael Murray
Michael Murray
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive, Financial and Accounting Officer)

	By:	/s/ Danny Rittman
Danny Rittman
Chief Technology Officer and Director

	By:	/s/ Erik Klinger
Erik Klinger
Chief Financial Officer

	By:	/s/ Mansour Khatib
Mansour Khatib
Chief Marketing Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Michael Murray	Michael Murray	President, CEO, CFO, Secretary,	May 11, 2016
Treasurer and Director
(Principal Executive, Financial and Accounting Officer)

/s/ Danny Rittman	Danny Rittman	Chief Technology Officer and	May 11, 2016
Director

/s/ Erik Klinger	Erik Klinger	Chief Financial Officer	May 11, 2016

/s/ Mansour Khatib	Mansour Khatib	Chief Marketing Officer and	May 11, 2016
Director

