Form 10-Q
period 2016-06-30
Gopher Protocol Inc.
filed 2016-08-15
CIK 1471781

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commissions file number: 000-54530

GOPHER PROTOCOL INC.

(Exact name of registrant as specified in its charter)

Nevada	27-0603137
State or other jurisdiction of	I.R.S. Employer Identification Number
incorporation or organization

2500 Broadway, Suite F125, Santa Monica, CA 90404

Issuer’s telephone number:              424-238-4589

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer  ☐         (Do not check if a smaller reporting company)  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes  ☐       No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.00001 par value	9,970,452 Common Shares
(Class)	(Outstanding at August 15, 2016)

GOPHER PROTOCOL, INC.

Item 1: Condensed financial statements

GOPHER PROTOCOL, INC.

BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$2,471	$21,051
Accounts Receivable	-	25,974
Prepaid expenses	34,748	25,998
Total current assets	37,219	73,023

Property and equipment, net	1,372	2,046

Other assets	-	12,250

Total assets	$38,591	$87,319

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$320,967	$162,265
Total current liabilities	320,967	162,265

Convertible note payable, net	52,835	38,924

Total liabilities	373,802	201,189

Contingencies

Stockholders'deficit :

Series B Preferred stock, $0.00001 par value, 20,000,000 shares authorized; 45,000 shares issued as of June 30, 2016 and December 31, 2015, respectively	-	-

Series C Preferred stock, $0.00001 par value, 10,000 shares authorized; 700 shares issued as of June 30, 2016 and December 31, 2015, respectively	-	-
Series D Preferred stock, $0.00001 par value, 100,000 shares authorized; 92,350 shares issued as of June 30, 2016 and 94,750 shares issued as of December 31, 2015, respectively	1	1
Common stock, $0.00001 par value, 500,000,000 shares authorized; 9,970,452 and 58,991 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	2,099	2,058
Treasury stock, at cost; 1,040 shares as of June 30, 2016 and December 31, 2015, respectively	(643,059)	(643,059)
Additional Paid In Capital	3,427,262	3,035,276
Accumulated deficit	(3,121,514)	(2,508,146)

Total stockholders' deficit	(335,211)	(113,870)

Total liabilities and stockholders'deficit	$38,591	$87,319

The accompanying notes are an integral part of these condensed financial statements.

GOPHER PROTOCOL, INC.

STATEMENTS OF OPERATIONS

	For the three ended June 30,		For the six ended June 30,
	2016	2015	2016	2015
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues:
Income from consulting activities	45,000	22,500	75,000	45,000
Total revenues	45,000	22,500	75,000	45,000

General and administrative expenses	546,858	35,521	668,990	61,971

Loss from operations	(501,858)	(13,021)	(593,990)	(16,971)

Other expenses:
Interest income	-	-	-	555
Interest expense	(9,397)	(11,201)	(19,378)	(19,587)
Total other expenses	(9,397)	(11,201)	(19,378)	(19,032)

Loss before income taxes	(511,255)	(24,222)	(613,368)	(36,002)

Income tax expense	-	-	-	-

Net loss	$(511,255)	$(24,222)	$(613,368)	$(36,001)

Net loss per share:
Basic and diluted	$(0.09)	$(0.01)	$(0.15)	$(0.02)

Weighted average number of common shares outstanding:
Basic and diluted	5,761,247	1,922,909	4,137,310	1,857,609

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

GOPHER PROTOCOL, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30,
	2016	2015

Cash Flows Used by Operating Activities:
Net loss	$(613,368)	$(36,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	674	675
Amortization of debt discount	17,650	16,395
Amortization of prepaid filing fees	1,750
Shares issued for prepaid services	246,980	-
Marketing expenses prepaid with a warrant	139,582	-
Changes in assets and liabilities:
Other (non-current) assets	12,250	(2,034)
Accounts receivable	25,974	(22,500)
Prepaid expenses	(10,500)	-
Accrued interest on notes receivable	-	-
Accounts payable and accrued expenses	158,702	38,893
Accrued interest on notes payable	1,726	4,573

Net cash used by operating activities	$(18,580)	$-

Net decrease in cash	(18,580)	-

Cash, beginning of period	21,051	-

Cash, end of period	$2,471	$-

NON-CASH ACTIVITIES:
Shares issued to reduce notes payable	$(5,466)	$233,337
Reduction of note payable through conversion	$5,466	$(233,894)
Reclassification of par value for reverse stock split	$-	$(558)

The accompanying notes are an integral part of these condensed financial statements.

GOPHER PROTOCOL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(UNAUDITED)

Note 1 - Organization and Nature of Business

Gopher Protocol Inc. (the “Company”, “we”, “us”, “our”, “Gopher” or "GOPH”) was incorporated on July 22, 2009, under the laws of the State of Nevada and is headquartered in Santa Monica, California. On September 9, 2009, the Company filed a Form S-1 Registration Statement to provide for the registration of securities under the Securities Act of 1933. In the past, it had been principally engaged in offering consulting for foreign currency market trading to non-US resident clients, professionals and retail clients. The Company’s revenue in 2015 was related to consulting services provided to one company in the foreign exchange business. From 2016 and going forward, the Company is developing a real-time, heuristic-based, mobile technology. The technology being developed by the Company under license consists of a smart microchip, mobile application software and supporting software that run on a server. The system contemplates the creation of a global network. Upon development, the Company expects that its microchip technologies may be installed within mobile devices or on SIM cards.

Products:

(i)	The Company has applied the mobile technology into an electronic circuit including a proprietary microchip that is within a sticky patch package (the "Patch"). The Patch can be affixed to any object, mobile or static, which will enable the object to which it is affixed to be tracked remotely. It is our goal to have the electronic circuit communicate with other similar working patches via a separate, secured and private network. Upon affixing the Patch on an object, the circuit is turned on, after which the electronic circuit regularly transmits an identification signal in order to identify the device's geographical location. The Patch works in conjunction with a software application to provide tracking function operations. The system includes its own power source. The Patch will also perform an emergency feature. In the event of an emergency situation, one would simply peel the Patch off. Upon removing the Patch, it operates in a constant transmission mode, sending emergency signals. The patch also alerts the user's friends and family about the user's location. No GPS or conventional network is needed.

(ii)	While developing the core technology of the Company, and relying on prior knowledge, the Company and its technology licensing partner, Guardian Patch LLC and Alpha EDA, LLC, developed Gopher Epsilon Software, which is an internal, proprietary platform that has been developed as a designated tool for the mobile industry to accelerate signoff Reliability Verification (RV) with Accurate and Precise Interactive Error Detection and Correction. The software is targeted to assist microchip designers to produce power-aware, faster performance and longer lifespan integrated circuits. The software significantly prolongs a battery's life, enabling mobile and static electronic devices longer operation time and better performance.

(iii)	While developing the core technology of the Company, and relying on prior knowledge, the Company and its technology licensing partner, Guardian Patch LLC and Alpha EDA, LLC, developed PUZPIX (version I) as a social media game, where a user posts pictures to friends or to the user base and the recipients may solve the posted pictures as a nine (9) piece puzzle with a designated time to assemble the puzzle in order to attain a score. As a user's puzzle skills improve, the system automatically increases puzzle challenge levels. The Company also intends to develop a version II of PUZPIX, which if developed, would include a GPS base tracking technology. The Company envisions that the inclusion of such a tracking technology in PUZPIX may require users to venture outdoors in order to find and collect puzzle pieces. Upon the Company and its partner's launching the GopherInsight™ integrated circuit technology, the Company also hopes to develop a version III of PUZPIX to include domestic / international exchanges of puzzle pieces that could be shared worldwide.

The Company and its technology licensing partners, Guardian Patch LLC and Alpha EDA, LLC, are preparing to introduce both new products (Epsilon & PuzPix) to the market this year, and the Patch in the first quarter of 2017. The Epsilon product will be presented for time-based license agreements utilizing a designated website on top of customary distributing channels for the product.

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

As required by U.S. GAAP for long-lived assets, the Company evaluates the fair value of its property and equipment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Any impairment of value is recognized when the carrying amount of the asset exceeds its fair value. There were no impairment losses for the period ended June 30, 2016 and 2015.

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

U.S. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur. Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that would likely be sustained under examination. The Company had no uncertain tax positions as of June 30, 2016. The Company’s 2015 tax returns been filed.

The Company’s federal income tax returns are no longer subject to examination by the IRS for the years prior to 2010, and the related state income tax returns are no longer subject to examination by state authorities for the years prior to 2010.

Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”). Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. We had revenue of $45,000 and $22,500 for the fiscal quarters ended June 30, 2016 and 2015, respectively.

During the quarter ended June 30, 2016, 100% of the Company’s revenue was related to IT service provided to the LLC for Dr. Rittman services, in connection with the development of the Patch.

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

Note 3 - Liquidity and Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of additional income and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $613,368 in the first half of the year, and our operating activities used $18,580 in the first half of the year. Our net loss was caused in part by a non-cash warrant expense of $139,582 that will be part of our financial statements for this quarter and for the next 7 quarters, and prepaid legal services valued at $233,982. The Company had a working capital deficit of $283,748, stockholders’ deficit of $335,211, and accumulated deficit of $3,121,514, at June 30, 2016. This raises substantial doubt about its ability to continue as a going concern. The Company is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts. Per the Joint Venture agreement, the Guardian Patch LLC has committed to provide the Company with all its working capital needs, the LLC’s commitment has decreased much of the risk of going concern.

The financial statements have been prepared assuming that the Company will continue to function as a going concern, and do not include adjustments that might result from the outcome of this uncertainty. Based on the Company’s operating plan, existing working capital at June 30, 2016 was insufficient to meet cash requirements to support Company operations through December 31, 2016.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 - Prepaid Expenses

On August 26, 2015, the Company finalized a consulting agreement that it entered into on August 11, 2015 with Michael Korsunsky ("Consultant") pursuant to which Consultant was engaged by the Company to (i) provide introductions to strategic business alliances, (ii) advise on exposure and risk in the operation of smart phone applications and (iii) advise on market fluctuations within the different categories of the smart phone application delivery services sector, in consideration of 100,000 restricted shares of common stock of the Company, which shares were issued on or around August 26, 2015. The fair value of the services is $26,000, which was booked as a prepaid expense. Shares were issued for the services, though the service has not yet been provided.

In September 2015, the Company recognized a prepaid expense for filing fees of $10,498. These prepaid fees are being amortized at $1,750 per quarter, and that expense has been recognized in this fiscal quarter.

On June 23, 2016, the Company prepaid legal services for 12 months, with an effective date of January 7, 2016. For each of the next 4 quarters, the Company will recognize an expense of $58,496 per quarter against this asset.

Prepaid expenses at June 30, 2016 is $34,748 and $25,998 at December 31, 2015.

Note 5 - Property and Equipment, Net

Property and equipment consisted of the following as of June 30, 2016 and December 31, 2015:

	Estimated
	Useful
	Lives	6/30/2016	12/31/2015
Computers and equipment	3 years	$12,539	$12,539
Furniture	7 years	9,431	9,431
		21,970	21,970
Less accumulated depreciation		20,598	19,924
		$1,372	$2,046

Depreciation expense was $337 for both of the fiscal quarters ended June 30, 2016 and 2015, respectively.

Note 5 - Other Assets

Exclusive License agreements

The Company is the exclusive license holder for certain intellectual property relating to GopherInsight technology. The Company has assigned all its rights as they relate to the Guardian Patch to the LLC as consideration for the JV. Dr. Rittman's partners have commenced development of the product via a private LLC that has been incorporated under the name "Guardian Patch LLC" (“LLC”). Certain private investors will provide all initial funding to the Company via the LLC for product development. The LLC will fund the development, and the Company will provide IT services via Dr. Rittman for a monthly fee. Dr. Rittman has signed an amendment employment agreement with the Company. As the Company is not a member of the LLC, the Company and the LLC have formed a Joint Venture (“JV”) for the purposes of developing and marketing the Patch. The LLC will be responsible for funding the development of the Patch. The Company will not need be required to invest funds in said JV. The Company responsibilities will be limited to the marketing of the product, where the marketing budget will be funded by the LLC. Moreover, the LLC has committed to provide the Company with working capital as needed. The Company has assigned and pledged to the LLC all its license derivative rights as they pertain to the Patch only. Dr. Rittman may be offered membership rights at some point in the future with the LLC, with which the Company is a JV partner, but is not equity member. The Company has agreed with the LLC that the same JV principles of the GPLLC for the patch will apply for the other two products (Epsilon and Puzpix) which will be vested under designated LLCs that will be incorporated by the LLC members.

Development has commenced, and the Company (via it JV) has completed the Statement of Work (SOW) for the Federal Communications Commission (“FCC”) survey to deploy the Company's Guardian Global Tracking Device within the continental U.S., and the Company has also completed their transmitters/transceivers modules feasibility research. Due to the fact that the Guardian tracking system uses in part a synthetic radio frequency transmission for data, it is required to comply with various FCC regulations relevant to the system, which the Company is complying with.  The FCC regulates the limits of potentially harmful interference to licensed transmitters due to low power unlicensed transmitters. The Guardian Patch system consists of advanced security protocols in order to maintain the global, private, fully-secured network. In addition, the Guardian Patch device needs to perform communication tasks across the globe providing breakthrough tracking features.  Utilizing its robust intellectual property portfolio and experienced personnel, the Company and its technology licensing partner, Guardian Patch LLC (collectively, "GPLLC"), successfully completed thorough research which involved security, performance and FCC regulations compliance. Based on this research a set of particular frequencies were chosen to be used by the GPLLC. By the end of this quarter, the Company completed the design and construction of the Guardian Patch circuit prototype device. The Company has completed the construction of prototype units and is now proceeding with an intensive testing program.

The balance of other assets is zero for June 30, 2016 and $12,250 for the fiscal year ended December 31, 2015.

Note 6 – Convertible Notes Payable

As of June 30, 2016, the Company has only one convertible note outstanding with a third party (“Note I”). The current note balance at June 30, 2016 is $52,835, which includes $9,356 of accrued interest. At December 31, 2015, the Company had only this note outstanding as well. The balance at that time was $38,924, which included accrued interest of $6,851.

On January 22, 2015, the Company entered into an Exchange Agreement with the original holder of Note I pursuant to which Note I exchanged $75,273 in debt into a 10% Convertible Debenture in the principal amount of $75,273 (the “Note”). The Note I Note matures January 21, 2017 (the “Maturity Date”) and interest associated with the Note I Note is 10% per annum, which is payable on the Maturity Date. The Note I Note is convertible into shares of common stock of the Company, at the option of Note I, at a fixed conversion price of $0.00752734.

Note I has agreed to restrict its ability to convert the Note I Note and receive shares of common stock such that the number of shares of common stock held by it in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The Note I Note was issued to Note I in reliance upon exemptions from registration pursuant to Section 3(a)(9) under the Securities Act of 1933. Note I is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. In addition, on March 2, 2015, the Company and Note I amended that certain 10% Convertible Debenture (the “Note I Debenture”) which debt underlying the Note I Debenture was initially incurred on October 6, 2009 and exchanged for the Note I Debenture on January 19, 2014. The parties agreed that the conversion price in the Note I Debenture would not be impacted by the 1:1,000 stock split implemented by the Company on February 24, 2015 and will remain $0.0075273. Beneficial Conversion Feature (“BCF”) in the amount of $75,273 has not yet been fully amortized from the note balance. As of June 30, 2016, $13,498 remains to be amortized.

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

On August 13, 2014, the Company filed a definitive Information Statement Pursuant to Section 14 (c) of the Securities Exchange Act of 1934 for the following purposes:

☐	The amendment (the “Amendment”) to the Company’s Articles of Incorporation, as amended (the “Articles of Incorporation”) to increase the Company’s authorized Common Stock from 400,000,000 shares to 2,000,000,000 shares, par value $0.00001

☐	The amendment Articles of Incorporation to effect up to a one-for-ten thousand (1-10,000) reverse stock split of the Company’s Common Stock (the “Reverse Split”)

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

On January 22, 2015, the Company entered into an Agreement with Fleming PLLC, pursuant to which the Company issued 3,200,000 shares of common stock to Fleming PLLC in consideration of the forgiveness of trade debt payable by the Company in the amount of $32,000. The agreement was canceled and 3,200,000 shares were returned to treasury as of June 30, 2016.

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

On May 9, holder of Note I converted $1,500 of its debt payable to 199,273 shares of common stock. On May 15, GVG converted $1,975 of its note payable to 262,378 shares of common stock.

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

On or around March 8, 2016, the Company issued 226,110 common shares worth $1,702 to a third party that converted a portion of the Note I note, which was reduced by the same amount.

On April 25, 2016, the Company issued 200,000 common shares worth $1,505 to a third party that converted a portion of the Note I note, which was reduced by the same amount. On June 9, 2016, the Company issued 300,000 common shares worth $2,258 to a third party that converted a portion of the Note I note, which was reduced by the same amount.

On June 10, 2016, the Company entered into a consulting agreement with Waterford Group LLC ("Waterford") pursuant to which the Company engaged Waterford to provide sales and marketing consulting and advisory services to the Company in consideration of 100,000 shares of restricted common stock of the Company (the "Shares") and a common stock purchase warrant (the "Warrant") to acquire 750,000 shares of restricted common stock of the Company at an exercise price of $2.25 per share for a period of five (5) years. 50,000 of the Shares were issued to Waterford upon the execution of the Agreement, worth $12,999, which such initial shares cover Q2 2016, and the Company will issue 12,500 of the Shares will be issued to the Waterford on a quarterly basis thereafter. The Warrant vests on a quarterly basis in eight (8) equal quarterly installments each in the amount of 93,750 shares during the term of the Agreement. The first quarterly installment vested upon the execution of the Agreement and covers Q2 2016 and each subsequent quarterly installment vests each quarter thereafter. The warrant has been recorded as adjusting equity during this quarter.

On June 17, 2016, the Company engaged a law firm to provide certain legal services to the Company in consideration of 900,000 shares of common stock of the Company (the "Retainer Shares" and together with the Conversion Shares, the "Shares"). The value of these shares is $233,982, and this was the amount recorded as legal expense.

On June 20, 2016, two holders (the "Preferred Stock Holders") of an aggregate of 2,400 shares of Series D Preferred Stock (the "Preferred Shares") of Gopher Protocol Inc. (the “Company”) converted the Preferred Shares into an aggregate of 2,400,000 shares of common stock of the Company (the "Conversion Shares") at $0.01 per share. The Preferred Stock Holders are executive officers and directors of the Company.

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

During the first quarter of 2015, Company’s counsel, who had previously been issued 32,000 shares as compensation, returned those shares to Treasury. As of June 30, 2016, the Company has 1,040 treasury shares at cost basis.

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

The Series B Preferred Stock has a stated value of $100 per share and is convertible into the Company’s common stock at a conversion price of $0.30 per share representing 3,000 posts split (15,000,000 pre-split) common shares. Furthermore, the Series B Preferred Stock votes on an as converted basis and carries standard anti-dilution rights. These rights were subsequently removed, except in cases of stock dividends or splits. As of June 30, 2016, and December 31, 2015, there are 45,000 Series B Preferred Shares outstanding.

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

During the fiscal year ended December 31, 2014, GV Global Communications, Inc. converted 7,770 of its Series C Preferred Stock into 12,010 post-split (64,551,667 common shares pre-split). During the third quarter of 2014, the Company received 4,204 post-split (21,021,900 pre-split) common shares to adjust the shares issued to reflect the amount that both they and the Company believed that they were owed. At June 30, 2016, and at December 31, 2014, GV owns 700 Series C Preferred Shares.

The issuance of the Series C Preferred Stock was made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder.  GV is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

As of June 30, 2016, and December 31, 2015, there are 700 Series C Preferred Shares outstanding.

Series D Preferred Shares

Per the terms of the License Agreement and in consideration of the licensing agreement signed between the Company and Hermes Roll LLC, the Company issued 100,000 shares of Series D Preferred Stock of the Company (the “Preferred Shares”). The preferred stock has a value of $ 1,000 based upon the cost of the license; due to the holder of license is the related party of the Company. The Preferred Shares have no liquidation rights. The Holder of the Preferred Shares will be entitled to vote on all matters submitted to shareholders of the Company on an as-converted basis. The Preferred Shares have a conversion price of $0.01 (the “Conversion Price”) and a stated value of $10.00 per share (the “Stated Value”). Subject to the Company increasing its authorized shares of common stock to 500,000,000, each Preferred Share is convertible, at the option of the Holder, into such number of shares of common stock of the Company as determined by dividing the Stated Value by the Conversion Price. The issuance of the Preferred Shares was made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder. Hermes is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. As of June 30, 2016, there are 100,000 Series D shares outstanding (1,000 shares post-split).

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

On June 20, 2016, two holders (the "Preferred Stock Holders") of an aggregate of 2,400 shares of Series D Preferred Stock (the "Preferred Shares") of Gopher Protocol Inc. (the “Company”) converted the Preferred Shares into an aggregate of 2,400,000 shares of common stock of the Company (the "Conversion Shares") at $0.01 per share. The Preferred Stock Holders are executive officers and directors of the Company.

As of June 30, 2016, and as of December 31, 2015, there are 92,350 and 94,750 Series D Preferred Shares outstanding, respectively.

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

On August 20, 2015, the Company entered into an agreement with Dr. Rittman pursuant to which the parties agreed that (i) all inventions, improvements and developments made or conceived by Dr. Rittman, either solely or in collaboration with others pertaining to Company's business, will be the property of Company, and (ii) Dr. Rittman agreed to assign to the Company any and all intellectual property related to the Company's consumer heuristic technology platform, subject to certain conditions, which as of June 30, 2016 have not been met. As of the end of the fiscal year, the intellectual property developed by Dr. Rittman had not been assigned to the Company. The Company has expensed the stated value of that intellectual property in these financial statements.

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

The Company is the exclusive license holder for certain intellectual property relating to GopherInsight technology. The Company has assigned all its rights as they relate to the Guardian Patch to the LLC as consideration for the JV. Dr. Rittman's partners have commenced development of the product via a private LLC that has been incorporated under the name "Guardian Patch LLC" (“LLC”). Certain private investors will provide all initial funding to the Company via the LLC for product development. The LLC will fund the development, and the Company will provide IT services via Dr. Rittman for a monthly fee. Dr. Rittman has signed an amendment employment agreement with the Company. As the Company is not a member of the LLC, the Company and the LLC have formed a Joint Venture (“JV”) for the purposes of developing and marketing the Patch. The LLC will be responsible for funding the development of the Patch. The Company will not need be required to invest funds in said JV. The Company responsibilities will be limited to the marketing of the product, where the marketing budget will be funded by the LLC. Moreover, the LLC has committed to provide the Company with working capital as needed. The Company has assigned and pledged to the LLC all its license derivative rights as they pertain to the Patch only. Dr. Rittman may be offered membership rights at some point in the future with the LLC, with which the Company is a JV partner, but is not equity member. The Company has agreed with the LLC that the same JV principles of the GPLLC for the patch will apply for the other two products (Epsilon and Puzpix) which will be vested under designated LLCs that will be incorporated by the LLC members.

On June 20, 2016, two holders (the "Preferred Stock Holders") of an aggregate of 2,400 shares of Series D Preferred Stock (the "Preferred Shares") of Gopher Protocol Inc. (the “Company”) converted the Preferred Shares into an aggregate of 2,400,000 shares of common stock of the Company (the "Conversion Shares") at $0.01 per share. The Preferred Stock Holders are executive officers and directors of the Company.

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

Trademarks

The Company received through Dr. Rittman, a Notice of Allowance for the "GOPHERINSIGHT" and "GOPHERNET" trademark applications (the "Trademark Applications") owned by Dr. Rittman, but considered to be Company property as the trademarks fall under the exclusive license agreement. The Notices of Allowance indicate that the USPTO has approved both Trademark Applications, providing the Company with the exclusive right to use the Trademarks in association with the goods listed in the Trademark Applications.

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

Note 10 - Per Share Information

Loss per share

Basic loss per share of common stock is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding.  Diluted loss per share of common stock (“Diluted EPS”) is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents and convertible securities then outstanding. At June 30, 2016 and 2015, there were 101,066,046 and 105,011,673 of potentially dilutive post-split common stock equivalents outstanding, respectively. The potentially dilutive common stock equivalents at June 30, 2016 arise from (i) the issuance on December 7, 2011 of 45,000 Series B Preferred Shares which are convertible into 3,000 common shares, (ii) the issuance of 10,000 Series C Preferred Shares having a stated value of $100 per share, of which 700 shares remain unconverted, which remaining unconverted shares are convertible into 770 post-split common shares, given recent market prices, and notwithstanding a restriction against owning more than 4.99% of the Company’s stock, and (iii) the issuance of a note payable to GV Global which based on hypothetical conversion at June 30, 2016 would have converted into 8,812,276 post-split common shares, and (iv) the issuance of 100,000 Series D Preferred Shares worth $120,000 to Vulcan, 2,400 of which have already been converted during this fiscal quarter, the remainder (unconverted balance) of which given hypothetical conversion at June 30, 2016 would have converted to 92,350,000 post-split shares. The potentially dilutive common stock equivalents at June 30, 2015 arise from (i) the issuance on December 7, 2011 of 45,000 Series B Preferred Shares which are convertible into 3,000 common shares, (ii) the issuance of 10,000 Series C Preferred Shares having a stated value of $100 per share, of which 700 shares remain unconverted, which remaining unconverted shares are convertible into 770 post-split common shares, given recent market prices, and notwithstanding a restriction against owning more than 4.99% of the Company’s stock, and (iii) the issuance of a note to a third party Financier, which based on a theoretical conversion at December 31, 2014 would have converted into post-split 7,956 shares of common stock, and (iv) the issuance of a note payable to Note I holder which based on hypothetical conversion at June 30, 2015 would have converted into 9,999,947 post-split common shares, and (v) the issuance of 100,000 Series D Preferred Shares worth $120,000 to Vulcan, 5,000 of which have already been converted, the remainder (unconverted balance) of which given hypothetical conversion at June 30, 2015 would have converted to 95,000,000 post-split shares. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on the net loss per common share. Share amounts are shown in post-split amounts to facilitate comparison between the periods.

Note 11 – Concentrations

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

There have been no losses in these accounts through June 30, 2016 and December 31, 2015.

Concentration of revenue and accounts payable as of June 30, 2016 and June 30, 2015, the Company has one customer, which counts 100% of its revenue.

Per the terms of the JV with the LLC, the LLC has committed to fund all Company’s needs, as well as needs of the JV. Failure of the LLC to provide the Company or the JV with said funding would represent a significant Credit Risk.

Note 12 - Subsequent Events

Management has evaluated events that occurred subsequent to the end of the reporting period shown herein.

Starting on July 26, 2016, the Company relocated its headquarters to 2500 Broadway, Suite F125, Santa Monica, California. The Company pays roughly $5,000 per month for this office space. The lease is being paid for by Guardian Patch LLC through reimbursement.

On July 21, 2016 members of the Guardian Patch LLC together with Dr. Rittman incorporated Alpha EDA, LLC (“Alpha”). The members of the LLC appointed Dr. Rittman as the manager of Alpha. The Company, the LLC and Alpha have agreed that all Epsilon Rights, as well as Puzpix rights, will be assigned to Alpha. Alpha and the Company will enter into a JV agreement similar to the Patch JV agreement, whereby Alpha will fund all of its operational and developmental needs (software development, support, marketing and administrative), and the profits of Alpha will be distributed equally to the two equal JV partners, Guardian Patch LLC and the Company. Alpha will hold all intellectual property rights related to software. Currently, two products will be owned by Alpha – the Epsilon software and the Puzpix social game.

On July 29, 2016, the staff of the Atlanta Regional Office of the U.S. Securities and Exchange Commission (the "SEC" and the "Commission") advised the Company in a telephone conversation, followed by a written “Wells” notice, that it is has made a preliminary determination to recommend that the Commission file an enforcement action against the Company alleging violations of Section 13(a) of the Securities and Exchange Act of 1934 and Rules 13a-11, 13a-13 and 12b-20 thereunder. A Wells Notice is neither a formal allegation of wrongdoing nor a finding that any violations of law have occurred. Rather, it provides the Company with an opportunity to respond to issues raised by the Commission and offer its perspective prior to any SEC decision to institute proceedings. These proceedings could result in the Company being subject to an injunction and cease and desist order from further violations of the securities laws as well as monetary penalties of disgorgement, pre-judgment interest and a civil penalty.

Though the Company is not certain, it believes the Wells notice was issued as a result of the Company's failure to disclose within four business (4) days on Form 8-K a material event regarding an unregistered sale of the Company's securities (the "Material Event"). The Company subsequently reported the Material Event in its filings under the Securities Exchange Act of 1934, as amended, and has continued to include the below disclosure in connection with the Material Event in all of its subsequent quarterly filings with the SEC.

On June 16, 2014, the Company entered into certain financing agreements (collectively, the "Blackbridge Agreement") in connection with an equity line of credit (the "Equity Line") to be provided to the Company by Blackbridge Capital, LLC (“Blackbridge”), a financial services firm. Pursuant to the Blackbridge Agreement, the Company agreed to pay Blackbridge a commitment fee of 90,000,000 shares of common stock (18,000 shares post-split shares) (the "Equity Line Commitment Shares") and also issued to Blackbridge a 5% convertible promissory note in the amount of $90,000 (the “Blackbridge Note”). The Blackbridge Note carried interest of 5% per annum and was payable on December 16, 2014 (the "Maturity Date"). The Blackbridge Note was convertible into shares of common stock of the Company at the election of Blackbridge after the Maturity Date. The Blackbridge Note was convertible into shares of common stock at 90% multiplied by the lowest daily trading price for the Company's common stock during the twenty trading day period ending on the latest complete trading day prior to the date of conversion.

Further, as previously reported by the Company on Form 8-K, on February 2, 2015, the Company's transfer agent issued to Blackbridge 4,843,398 (969 post-split shares) shares of common stock of the Company (the “Blackbridge Shares”) upon Blackbridge submitting a conversion notice converting the Blackbridge Note in the principal amount of $90,000 plus interest.

The Company is unable to predict the outcome of the investigation, any potential enforcement actions or any other impact on the Company that may arise as a result of such investigation. The Company has not established a liability for this matter, because it believes that the probability of loss related to this matter and an estimate of the amount of loss, if any, are not determinable at this time. An adverse judgment or action of the SEC could have a material adverse effect on the financial condition, results of operations and/or cash flows of the Company and their ability to raise funds in the future.

Non-Reliance

On August 5, 2016, as a result of the receipt of the above Wells Notice and the related review of the Form 10Q Quarterly Report for the period ended June 30, 2014 for the Company, management of the Company determined that the Blackbridge Note was not recorded on the Company’s financial statements.

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

The fair value of the embedded conversion option on the commitment date was $7,238. For the fiscal year ended December 31, 2014, the Company amortized the entire $7,238 of debt discount. In the second quarter, which was 14 days after the commitment date, the Company should have recorded amortization expense of the debt discount of $556 on its income statement in the second quarter of 2014. The book value of the note payable on the balance sheet at 6/30/14 should have been the face value of the note less the unamortized debt discount at that point, which was $6,682: $83,318.

At September 30, 2014, the Company remeasured the derivative liability and recorded a fair value of $10,000, and recorded a change in the fair market value of the derivative liability of $3,686. Therefore, the fair market value of the derivative liability at June 30, 2016 (which was not measured, in error) should have been $13,686. This amount should have been on the balance sheet as a derivative liability.

In addition, at June 30, 2014, the Company should have recorded $346 of additional interest expense on its income statement in the second quarter of 2014.

On the cash flow statement at June 30, 2014, the debt discount at that point of $556 should have been amortized in cash flow from operations. On the income statement, the amortization expense would have changed the net loss by the same amount, so cash flow from operations would have been $1,031, as previously stated. The net loss number should have been $34,340 at June 30, 2014, an increase of $556 for the debt discount amortized at that date.

As a result of the analysis, management and the Board of Directors concluded that it was necessary to restate its previously filed consolidated financial statements in the Quarterly Report Form 10Q for the period ended June 30, 2014, filed on August 14, 2014. The restatements are required to properly reflect the Company's consolidated financial results for the period mentioned above. As a result, the consolidated financial statements included in the Form 10Q should no longer be relied upon.

Our Company plans to file an amendment to the Form 10Q in order to accurately restate our previously filed financial statements as soon as practicable. The Company's Chief Executive Officer and Chief Financial Officer have discussed this matter with the Company's independent registered public accounting firm.

On August 5, 2016, two holders (the "Preferred Stock Holders") of an aggregate of 17,400 shares of Series D Preferred Stock (the "Preferred Shares") of the Company executed conversion notices to convert the Preferred Shares into an aggregate of 17,400,000 shares of common stock of the Company (the "Conversion Shares") at $0.01 per share, effective August 16, 2016. The Preferred Stock Holders are executive officers and directors of the Company.

In addition, on August 5, 2016, Direct Communications, Inc. ("Direct Communications"), a holder of 8,950 shares of Series D Preferred Stock (the "Direct Communications Preferred Shares") of the Company executed a conversion notice to convert the Direct Communications Preferred Shares into 8,950,000 shares of common stock of the Company (the " Direct Communications Conversion Shares") at $0.01 per share, effective August 16, 2016.

The above issuances of common stock in connection with the conversions of the Series D Preferred Stock will increase the number of shares of common stock of the Company by 26,350,000 shares as of August 16, 2016.

Effective August 15, 2016 the Employment Agreement of Mansour Khatib our CMO was amended and restated as follows:

"Compensation and Other Benefits.  Upon the Company generating $1,000,000 in revenue during any three (3) month period (the “Threshold Requirement”), the Executive will receive salary at the rate of $100,000 annually (the “Base Salary”); provided, however, that that Company shall pay to Executive $5,000 per month (the "Monthly Salary Advance") commencing on August 15, 2016, which such Monthly Salary Advance shall be an advance on the Base Salary and shall continue to be paid to Executive until such time that the Company launches its Guardian Patch technology into the consumer markets.  Once the Threshold Requirement is met, the Base Salary will be payable in equal increments not less often than monthly in arrears and in any event consistent with the Company’s payroll policy and practices.  The Base Salary of the Executive may from time to time be increased, but not decreased, by the Board, in its absolute discretion, including potential bonuses."

The retainer agreement dated June 17, 2016 (“Original Retainer Agreement”) entered by and between the Company and its legal firm shall be amended and restated as follows, effective August 16, 2016, as follows: “We will undertake to advise you in connection with the above matters during the period commencing upon execution of this letter for a flat fee of 2,600,000 shares of common stock and a monthly flat fee of $7,500 per month.” The Company has issued 900,000 shares during the current fiscal quarter to prepay legal services from this firm valued at $233,982. The Company will issue 1,700,000 shares to this firm to cover legal costs that exceed $233,982, per this amendment.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our condensed results of operations, financial condition and liquidity position for the six months ended June 30, 2016. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2015 and the condensed unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

This section of the report should be read together with Notes of the Company unaudited financials. The unaudited statements of operations for the nine months ended June 30, 2016 and, 2015 are compared in the sections below:

General Overview

Gopher Protocol Inc. (the “Company”, “we”, “us”, “our”, “Gopher” or "GOPH”) was incorporated on July 22, 2009, under the laws of the State of Nevada and is headquartered in Santa Monica, California. In the past, it had been principally engaged in offering consulting for foreign currency market trading to non-US resident clients, professionals and retail clients. The Company’s revenue in 2015 was related to consulting services provided to one company in the foreign exchange business. From 2016 and going forward, the Company is developing a real-time, heuristic based, mobile technology. The technology being developed by the Company under license consists of a smart microchip, mobile application software and supporting software that run on a server. The system contemplates the creation of a global network. Upon development, the Company expects that its microchip technologies may be installed within mobile devices or on SIM cards.

Products:

(i)	The Company has applied the mobile technology into an electronic circuit including a proprietary microchip that is within a sticky patch package (the "Patch"). The Patch can be affixed to any object, mobile or static, which will enable the object to which it is affixed to be tracked remotely. It is our goal to have the electronic circuit communicate with other similar working patches via a separate, secured and private network. Upon affixing the Patch on an object, the circuit is turned on, after which the electronic circuit regularly transmits an identification signal in order to identify the device's geographical location. The Patch works in conjunction with a software application to provide tracking function operations. The system includes its own power source. The Patch will also perform an emergency feature. In the event of an emergency situation, one would simply peel the Patch off. Upon removing the Patch, it operates in a constant transmission mode, sending emergency signals. The patch also alerts the user's friends and family about the user's location. No GPS or conventional network is needed.

(ii)	While developing the core technology of the Company, and relying on prior knowledge, the Company and its technology licensing partner, Guardian Patch LLC and Alpha EDA, LLC, developed Gopher Epsilon Software, which is an internal, proprietary platform that has been developed as a designated tool for the mobile industry to accelerate signoff Reliability Verification (RV) with Accurate and Precise Interactive Error Detection and Correction. The software is targeted to assist microchip designers to produce power-aware, faster performance and longer life span integrated circuits. Ultimately, the software significantly prolongs a battery's life, enabling mobile and static electronic devices longer operation time and better performance.

(iii)	While developing the core technology of the Company, and relying on prior knowledge, the Company and its technology licensing partner, Guardian Patch LLC and Alpha EDA, LLC, developed PUZPIX (version I) is a social media game, where a user posts pictures to friends or to the user base and the recipients may solve the posted pictures as a nine (9) piece puzzle with a designated time to assemble the puzzle in order to capture a score. As a user's puzzle skills improve, the system automatically increases puzzle challenge levels. The Company also intends to develop a version II of PUZPIX, which if developed, would include a GPS base tracking technology. The Company envisions that the inclusion of such a tracking technology in PUZPIX might even require users to venture outdoors in order to find and collect puzzle pieces. Upon the Company and its partner's launching the GopherInsight™ integrated circuit technology, the Company also hopes to develop a version III of PUZPIX to include domestic / international exchanges of puzzle pieces that could be shared worldwide.

The Company and its technology licensing partners, Guardian Patch LLC and Alpha EDA, LLC, are preparing to introduce two new products, Epsilon and PuzPix, to the consumer markets this year and introduce the Patch in the first quarter of 2017. The Epsilon product will be presented for time-based license agreements utilizing a designated website on top of customary distributing channels for the product.

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

On or around March 18, 2016, the Company and Dr. Danny Rittman entered into agreement intended to clarify the relationship between Dr. Rittman and the Company and the ownership of certain technology in connection with certain agreements previously entered into between Company and Dr. Rittman and with third parties. The Company is the exclusive license holder for certain intellectual property relating to Hermes’ system and method for scheduling categorized deliverables, according to demand, at the customer’s location based on smartphone application and/or via the internet. As a result of these agreements, the Company shall remain a licensee per the terms of the original License Agreement and will develop the first product with Dr. Rittman and his partners. Dr. Rittman's partners have commenced development of the product via a private LLC that has been incorporated under the name "Guardian Patch LLC" (“LLC”). Certain private investors will provide all initial funding via the LLC for product development, including engaging third party investors. The LLC will fund the development, and the Company will provide IT services via Dr. Rittman for a monthly fee of $30,000. Dr. Rittman has signed an amendment employment agreement with the Company. As the Company is not a member of the LLC, the Company and the LLC form a Joint Venture (“JV”) in equal parts for the purpose of the Patch. The LLC will be responsible for the development of the Patch including all needed funding. The Company will need be required to invest funds in said JV. The Company responsibilities will be limited to the marketing of the product, where said marketing budget will be funded by the LLC. Moreover, the LLC committed to provide the Company with working capital as needed, with no accrued interest. The Company assigned and pledge to the LLC all its license derivative rights as it pertained to the Patch only. In lieu of the LLC commitment for funding, marketing and working capital needs, the Company has consolidated all its creditors balances (other than vendors) to the LLC only. Said liability does not carry any interest, and the LLC can recourse from the JV rights only.

Development has commenced, and the Company has completed the Statement of Work (SOW) for the Federal Communications Commission (“FCC”) survey to deploy the Company's Guardian Global Tracking Device within the continental U.S., and the Company has also completed their transmitters/transceivers modules feasibility research. Due to the fact that the Guardian tracking system uses in part a synthetic radio frequency transmission for data, it is required to comply with various FCC regulations relevant to the system, which the Company is complying with.  The FCC regulates the limits of potentially harmful interference to licensed transmitters due to low power unlicensed transmitters. The Guardian Patch system consists of advanced security protocols in order to maintain the global, private, fully-secured network. In addition, the Guardian Patch device needs to perform communication tasks across the globe providing breakthrough tracking features.  Utilizing its robust intellectual property portfolio and experienced personnel, the Company and its technology licensing partner, Guardian Patch LLC (collectively, "GPLLC"), successfully completed thorough research which involved security, performance and FCC regulations compliance. Based on this research a set of particular frequencies were chosen to be used by the GPLLC. By the end of this quarter, the Company completed the design and construction of the Guardian Patch circuit prototype device. The Company has completed the construction of 10 prototype units and is now proceeding with an intensive testing program.

Dr. Danny Rittman was appointed by the Company as Co-Chairman of the Company. Mr. Rittman was serving as a director of the company at the time of his appointment as Co-Chairman. Additionally, on April 19, 2016, in consideration of past accomplishments achieved by Dr. Rittman on behalf of the Company and for future anticipated achievements, the Company entered into an Amended and Restated Employment Agreement with Dr. Danny Rittman pursuant to which Mr. Rittman will continue to act as the Company's CTO for a term of one (1) year as extended in consideration of a base salary of $12,000 per month from January 1, 2016 through January 1, 2017.

Results of Operations:

Fiscal quarter ended June 30, 2016 and June 30, 2015

A comparison of the statements of operations for the three months ended June 30, 2016 and 2015 is as follows:

Revenues:

The following table summarizes our revenues for the three months ended June 30, 2016 and 2015:

Fiscal quarter ended June 30,	2016	2015
Total revenues	$45,000	$22,500

During the first quarter of 2016, Guardian Patch LLC, which funds the development of the Patch, was billed by the Company for IT services provided by Dr. Rittman for a monthly fee of $30,000. The fee was billed for the first time in March, and the bill was paid. From April 1, 2016, and going forward, the Company billed Guardian Patch LLC $15,000 per month.

In the quarter ended on June 30, 2015, the Company was able to leverage its consulting expertise in the area of foreign exchange. Revenue derived from one customer in both cases, but the periods are not comparable due to the differing nature of the services provided in each case.

Operating expenses:

The following table summarizes our operating expenses for the three months ended June 30, 2016 and 2015:

Fiscal quarter ended June 30,	2016	2015
Total operating expenses	$546,848	$35,521

Operating costs in the current period were much higher than the prior period, mainly due to higher marketing costs, patent fees, programming fees, and IT services costs. Marketing costs include the Waterford agreement, including the warrant issued for those services. The current period reflects the issuance of a warrant to Waterford. The warrant expense was calculated using Black-Scholes, although the strike price at $2.25 means that the option is currently out of the money. The stock price on the date of issuance was $1.49, and the historical volatility is 306%. We have expensed only the portion of the warrant that was vested at June 30, 2016; 93,750 shares vested under the agreement with Waterford in the second quarter, when the agreement was consummated. Legal costs include prepaid legal expenses valued at $233,982.

Other income (expenses):

The following table summarizes our other income (expenses) for the three months ended June 30, 2016 and 2015:

Fiscal quarter ended June 30,	2016	2015
Interest income	$0	$0
Interest (expense)	(9,397)	(11,201)
Total other income/expense	(9,397)	(11,201)

The periods are roughly comparable in both interest income and interest expense. The Company has converted a number of notes to equity, and had restructured its balance sheet in 2015. Currently, there is only the Note I note outstanding; in the prior period, there were 2 notes, but on the Note I note, the unamortized balance was much lower.

Six months ended June 30, 2016 and June 30, 2015

A comparison of the statements of operations for the six months ended June 30, 2016 and 2015 is as follows:

Revenues:

The following table summarizes our revenues for the six months ended June 30, 2016 and 2015:

Year to date at June 30,	2016	2015
Total revenues	$75,000	$45,000

During the first quarter of 2016, Guardian Patch LLC, which funds the development of the Patch, was billed by the Company for IT services provided by Dr. Rittman for a monthly fee of $30,000. The fee was billed for the first time in March, and the bill was paid. From April 1, 2016, and going forward, the Company billed Guardian Patch LLC $15,000 per month.

In the quarter ended on June 30, 2015, the Company was able to leverage its consulting expertise in the area of foreign exchange. Revenue derived from one customer in both cases, but the periods are not comparable due to the differing nature of the services provided in each case.

Operating expenses:

The following table summarizes our operating expenses for the six months ended June 30, 2016 and 2015:

Year to date at June 30,	2016	2015
Total operating expenses	$668,990	$61,971

Operating costs in the current period were much higher than the prior period, mainly due to higher marketing costs, patent fees, programming fees, and IT services costs. Marketing costs include the Waterford agreement, including the warrant issued for those services. The current period reflects the issuance of a warrant to Waterford. The warrant expense was calculated using Black-Scholes, although the strike price at $2.25 means that the option is currently out of the money. The stock price on the date of issuance was $1.49, and the historical volatility is 306%. We have expensed only the portion of the warrant that was vested at June 30, 2016; 93,750 shares vested under the agreement with Waterford in the second quarter, when the agreement was consummated. Legal costs include prepaid legal expenses valued at $233,982.

Other income (expenses):

The following table summarizes our other income (expenses) for the six months ended June 30, 2016 and 2015:

Year to date at June 30,	2016	2015
Interest income	$0	$555
Interest (expense)	(19,378)	(19,587)
Total other income/expense	(19,378)	(19,032)

The periods are roughly comparable in both interest income and interest expense. The Company has converted a number of notes to equity, and had restructured its balance sheet in 2015. Currently, there is only the Note I note outstanding; in the prior period, there were 2 notes, but on the Note I note, the unamortized balance was much lower.

Liquidity and Capital Resources

Our cash and cash equivalents were $2,471 and $0 for the periods ended June 30, 2016 and June 30, 2015. Cash flows used by operations in the first six months of 2016 was $18,580, compared to cash flows from operations of $0 in the first three months of 2015. Working capital in the first half of 2016 improved significantly from the prior period: accounts payable went up much more than in the prior period, mainly as a result of a payable to Guardian Patch LLC for $248,596. Accounts receivable decreased by $22,500 in the first half, compared to an increase in the same amount in the comparable prior period. Other assets decreased by $12,250 in the current period, compared to an increase in the prior period. Prepaid expenses increased, due to a prepaid filing expense of approximately $10,500, of which $1,750 was amortized during this quarter.

Non-cash items included shares issued for marketing services from Waterford valued at approximately $13,000, shares issued for legal services valued at $233,982, and a non-cash warrant expense of $139,582. The warrant expense will be included in our financial reports for the next seven quarters, as the shares vest at 93,750 shares per quarter for eight quarters, beginning in the quarter ended at June 30, 2016.

The Company sustained net losses of $613,368 in the first half of the year, and our operating activities used $18,580 in the first half of the year. Our net loss was caused in part by a non-cash warrant expense of $139,582 that will be part of our financial statements for this quarter and for the next seven quarters, and prepaid legal services valued at $233,982. The Company had a working capital deficit of $283,748, stockholders’ deficit of $335,211, and accumulated deficit of $3,121,514, at June 30, 2016.

We plan to raise working capital that will allow us to conduct our business for the next 12 months. There is no guarantee regarding our ability to raise that capital. We expect to use the proceeds to fund our short-term capital requirements including paying administrative expenses associated with maintaining our public company’s filings for the next 12 months. In order to implement our business plan and pay various administrative expenses on a minimal basis for the next 12 months, we expect that we will need approximately $600,000, based on our monthly burn rate. The Company expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors including the state of the worldwide economy and financial markets, which are outside the Company’s control. Guardian Patch, LLC, the Company’s JV partner, has committed to support the Company’s working capital needs, via short terms loans.

Debt Financing Arrangements

As of June 30, 2016, the Company has only one convertible note outstanding with a third party (“Note I”). The current note balance at June 30, 2016 is $52,835, which includes $9,356 of accrued interest. At December 31, 2015, the Company had only this note outstanding as well. The balance at that time was $38,924, which included accrued interest of $6,851.

On January 22, 2015, the Company entered into an Exchange Agreement with Note I pursuant to which Note I exchanged $75,273 in debt into a 10% Convertible Debenture in the principal amount of $75,273 (the “Note I Note”). The Note I Note matures January 21, 2017 (the “Maturity Date”) and interest associated with the Note I Note is 10% per annum, which is payable on the Maturity Date. The GVG Note is convertible into shares of common stock of the Company, at the option of Note I, at a fixed conversion price of $0.00752734.

Note I holder has agreed to restrict its ability to convert the GVG Note and receive shares of common stock such that the number of shares of common stock held by it in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The Note I Note was issued to Note I in reliance upon exemptions from registration pursuant to Section 3(a)(9) under the Securities Act of 1933. GVG is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. In addition, on March 2, 2015, the Company and Note I amended that certain 10% Convertible Debenture (the “Note I Debenture”) which debt underlying the Note I Debenture was initially incurred on October 6, 2009 and exchanged for the Note I Debenture on January 19, 2014. The parties agreed that the conversion price in the Note I Debenture would not be impacted by the 1:1,000 stock split implemented by the Company on February 24, 2015 and will remain $0.0075273. Beneficial Conversion Feature (“BCF”) in the amount of $75,273 has not yet been fully amortized from the note balance. As of June 30, 2016, $13,498 remains to be amortized.

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

Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”). Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. We had revenue of $45,000 and $22,500 for the fiscal quarters ended June 30, 2016 and 2015, respectively.

During the quarter ended June 30, 2016, 100% of the Company’s revenue was related to IT service provided to the LLC for Dr. Rittman services, in connection with the development of the Patch.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2016, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 25, 2016, the Company issued 200,000 common shares worth $1,505 to a third party that converted a portion of the GVG note, which was reduced by the same amount. On June 9, 2016, the Company issued 300,000 common shares worth $2,258 to a third party that converted a portion of the GVG note, which was reduced by the same amount.

On June 10, 2016, the Company entered into a consulting agreement with Waterford Group LLC ("Waterford") pursuant to which the Company engaged Waterford to provide sales and marketing consulting and advisory services to the Company in consideration of 100,000 shares of restricted common stock of the Company (the "Shares") and a common stock purchase warrant (the "Warrant") to acquire 750,000 shares of restricted common stock of the Company at an exercise price of $2.25 per share for a period of five (5) years. 50,000 of the Shares were issued to Waterford upon the execution of the Agreement, worth $12,999, which such initial shares cover Q2 2016, and the Company will issue 12,500 of the Shares will be issued to the Waterford on a quarterly basis thereafter. The Warrant vests on a quarterly basis in eight (8) equal quarterly installments each in the amount of 93,750 shares during the term of the Agreement. The first quarterly installment vested upon the execution of the Agreement and covers Q2 2016 and each subsequent quarterly installment vests each quarter thereafter. The warrant has been recorded as adjusting equity during this quarter.

On June 17, 2016, the Company engaged a law firm to provide certain legal services to the Company in consideration of 900,000 shares of common stock of the Company (the "Retainer Shares" and together with the Conversion Shares, the "Shares"). The value of these shares is $233,982, and this was the amount recorded as legal expense.

On June 20, 2016, two holders (the "Preferred Stock Holders") of an aggregate of 2,400 shares of Series D Preferred Stock (the "Preferred Shares") of Gopher Protocol Inc. (the “Company”) converted the Preferred Shares into an aggregate of 2,400,000 shares of common stock of the Company (the "Conversion Shares") at $0.01 per share. The Preferred Stock Holders are executive officers and directors of the Company.

On August 5, 2016, two holders (the "Preferred Stock Holders") of an aggregate of 17,400 shares of Series D Preferred Stock (the "Preferred Shares") of the Company executed conversion notices to convert the Preferred Shares into an aggregate of 17,400,000 shares of common stock of the Company (the "Conversion Shares") at $0.01 per share, effective August 16, 2016. The Preferred Stock Holders are executive officers and directors of the Company.

In addition, on August 5, 2016, Direct Communications, Inc. ("Direct Communications"), a holder of 8,950 shares of Series D Preferred Stock (the "Direct Communications Preferred Shares") of the Company executed a conversion notice to convert the Direct Communications Preferred Shares into 8,950,000 shares of common stock of the Company (the " Direct Communications Conversion Shares") at $0.01 per share, effective August 16, 2016.

The above issuances of common stock in connection with the conversions of the Series D Preferred Stock will increase the number of shares of common stock of the Company by 26,350,000 shares as of August 16, 2016.

The retainer agreement dated June 17, 2016 (“Original Retainer Agreement”) entered by and between the Company and its legal firm shall be amended and restated as follows, effective August 16, 2016, as follows: “We will undertake to advise you in connection with the above matters during the period commencing upon execution of this letter for a flat fee of 2,600,000 shares of common stock and a monthly flat fee of $7,500 per month.” The Company has issued 900,000 shares during the current fiscal quarter to prepay legal services from this firm valued at $233,982. The Company will issue 1,700,000 shares to this firm to cover legal costs that exceed $233,982, per this amendment.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

On October 2014, the Company reverse split its shares of common stock on a 5,000: 1 basis.

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

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1	Certificate of Incorporation of Forex International Trading Corp. (6)
3.2	Bylaws of Forex International Trading Corp. (6)
3.3	Certificate of Designation for Series A Preferred Stock (14)
3.4	Certificate of Designation for Series B Preferred Stock (21)
3.5	Certificate of Designation – Series C Preferred Stock (22)
3.6	Amendment to the Certificate of Designation for the Series B Preferred Stock (25)
3.7	Amendment to the Certificate of Designation for the Series C Preferred Stock(25)
3.8	Certificate of Change filed pursuant to NRS 78.209 (31)
3.9	Articles of Merger filed pursuant to NRS 92.A.200 (31)
3.10	Certificate of Amendment to the Articles of Incorporation of Gopher Protocol Inc. (34)
4.1	Convertible Promissory Note issued by the Company to ATL dated July 8, 2010 (3)
4.2	Secured and Collateralized Promissory Note issued by ATL to the Company dated July 8, 2010 (3)
4.3	Collateral and Security Agreement by and between Forex International Trading Group and ATL dated July 7, 2010 (3)
4.4	Promissory Note issued to Rasel Ltd. Dated October 6, 2009(7)
4.5	Promissory Note issued to Rasel Ltd. Dated October 20, 2009 (7)
4.6	Letter Agreement between Rasel Ltd. and Forex International Trading Corp. dated January 22, 2011 (8)
4.7	Letter Agreement by and between Forex International Trading Group and ATL dated November 8, 2010(9)
4.8	6% Convertible Note issued to APH (11)
4.9	6% Convertible Debenture issued to HAM dated April 5, 2011 (14)
4.10	Promissory Note dated November 30, 2011 issued to Cordellia d.o.o. in the amount of $1,000,000 (18)
4.11	$500,000 Convertible Promissory Note issued by Forex International Trading Corp. (23)
4.12	$400,000 Secured and Collateralized Promissory Note issued by Vulcan Oil & Gas Inc. (23)
4.13	Securities Purchase Agreement dated July 24, 2013 entered with Asher Enterprise Inc. (26)
4.14	Convertible Promissory Note issued to Asher Enterprises Inc. (26)
4.15	10% Convertible Debenture issued to GV Global Communications Inc. (30)
4.16	Amendment to 10% Convertible Promissory Debenture held by GV Global Communications, Inc. (32)
4.17	Series D Preferred Stock Certificate of Designation (32)
4.18	Common Stock Purchase Warrant (40)
10.1	Software Licensing Agreement dated April 12, 2010, by and between Forex International Trading Corp and Triple (1)
10.2	Employment Agreement dated April 23, 2010, by and between Forex International Trading Corp and Darren Dunckel (2)

10.3	Letter Agreement by and between Forex International Trading Corp. and Anita Atias, dated July 29, 2010 (4)
10.4	Letter Agreement by and between Forex International Trading Corp. and Stewart Reich, dated July 29, 2010 (4)
10.5	Letter Agreement by and between Forex International Trading Corp. and Mr. William Glass, dated August 6, 2010 (5)
10.6	Share Exchange Agreement by and between Forex International Trading Corp. and APH (10)
10.7	Letter Agreement by and between Forex International Trading Corp., APH, Medirad Inc. and Rasel Ltd. (11)
10.8	Letter Amendment by and between Forex International Trading Corp. and William Glass, dated March 4, 2011 (13)
10.9	Letter Amendment by and between Forex International Trading Corp. and Stewart Reich, dated March 4, 2011 (13)
10.10	Employment Agreement by and between Forex International Trading Corp. and Liat Franco, dated March 7, 2011 (13)
10.11	Agreement between Forex International Trading Corp. and APH dated April 5, 2011 (14)
10.12	Conversion Agreement between MP and Forex International Trading Corp. dated April 5, 2011 (14)
10.13	Share Exchange Agreement between Forex International Trading Corp. and dated April 5, 2011 (14)
10.14	Agreement to Unwind and Mutual Release dated as of July 11, 2011 by and between Forex International Trading Corp., Forex NYC and Wheatley Investment Agreement by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)
10.15	Registration Rights Agreement with Centurion by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)
10.16	Intentionally Left Blank
10.17	Settlement Agreement by and between Forex International Trading Corp., A.T. Limited, Watford Holding Inc. and James Bay Holdings, Inc. dated November 1, 2011 (17)
10.18	Settlement and Foreclosure Agreement between Forex International Trading Corp., AP Holdings Limited, H.A.M Group Limited and Cordellia d.o.o.(18)
10.19	Annulment of Share Purchase Agreement dated December 5, 2011 between Triple 8 Limited, AP Holdings Limited, H.A.M Group Limited and 888 Markets (Jersey) Limited (18)
10.20	Promissory Note issued to Forex International Trading Corp. dated December 13, 2011 (19)
10.21	Stock Pledge Agreement executed by Fortune Market Media Inc. dated December 13, 2011 (19)
10.22	Conversion Agreement between the Company and GV Global Communications, Inc. (22)
10.23	Agreement by and between and Direct JV Investments Inc., Forex International Trading Corporation and Vulcan Oil & Gas Inc. dated January 7, 2013 (23)
10.24	Evaluation License Agreement dated September 2, 2013, by and between Forex International Trading Corp and Micrologic Design Automation, Inc. (27)
10.25	Letter Agreement dated January 2, 2014, by and between Forex International Trading Corp and Micrologic Design Automation, Inc. (28)
10.26	Settlement Agreement by and between Forex International Trading Corp. and Leova Dobris dated November 14, 2014 (29)
10.27	Exchange Agreement by and between Forex International Trading Corp. and Vladimir Kirish dated January 22, 2015 (30)
10.28	Exchange Agreement by and between Forex International Trading Corp. and GV Global Communications Inc. dated January 22, 2015 (30)
10.29	Agreement by and between Forex International Trading Corp. and Fleming PLLC dated January 22, 2015 (30)
10.30	Territorial License Agreement dated March 4, 2015, by and between Gopher Protocol Inc. and Hermes Roll LLC (32)
10.31	Amended and Restated Territorial License Agreement dated June 16, 2015 by and between Hopher Protocol Inc. and Hermes Roll LLC (35)
10.32	Letter Agreement dated August 20, 2015 by and between Gopher Protocol Inc. and Dr. Danny Rittman (36)
10.33	Consulting Agreement dated August 11, 2015, by and between Gopher Protocol Inc. and Michael Korsunsky (37)

10.34	Employment Agreement by and between Gopher Protocol Inc. and Mansour Khatib dated April 16, 2016 (38)
10.35	Amended and Restated Employment Agreement by and between Gopher Protocol Inc. and Dr. Danny Rittman dated April 19, 2016 (39)
10.36	Consulting Agreement dated June 10, 2016, by and between Gopher Protocol Inc. and Waterford Group LLC (40)
16.1	Letter from Alan R. Swift, CPA, P.A. (33)
21.1	List of Subsidiaries (24)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2010
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 28, 2010
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 13, 2010
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 3, 2010
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 9, 2010
(6)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 9, 2009.
(7)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on November 2, 2009.
(8)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on January 29, 2010.

(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 22, 2010
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 17, 2010
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2011
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 2, 2011
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 9, 2011
(14)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 6, 2011
(15)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 20, 2011
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 29, 2011
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 9, 2011
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 12, 2011
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 16, 2011
(20)	Incorporated by referenced to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 13, 2012

(21)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 14, 2012
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 27, 2012.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 9, 2013.
(24)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2013.
(25)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 20, 2012.
(26)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 1, 2013.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 4, 2013.
(28)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2014.
(29)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 20, 2014
(30)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 27, 2015
(31)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 18, 2015
(32)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 12, 2015
(33)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 24, 2015
(34)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 1, 2015
(35)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 16, 2015
(36)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 21, 2015
(37)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 28, 2015
(38)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2016
(39)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2016
(40)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 13, 2016

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

GOPHER PROTOCOL INC. (Registrant)

Date: August 15, 2016	By:	/s/ Michael Murray
Michael Murray
President, Chief Executive Officer, Secretary, Treasurer and Director (Principal Executive, Financial and Accounting Officer)

By:	/s/ Danny Rittman
Danny Rittman
Chief Technology Officer and Director

By:	/s/ Erik Klinger
Erik Klinger
Chief Financial Officer

By:	/s/ Mansour Khatib
Mansour Khatib
Chief Marketing Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Michael Murray	Michael Murray	President, CEO, CFO, Secretary,	August 15, 2016
Treasurer and Director
(Principal Executive, Financial and Accounting Officer)

/s/ Danny Rittman	Danny Rittman	Chief Technology Officer and	August 15, 2016
Director

/s/ Erik Klinger	Erik Klinger	Chief Financial Officer	August 15, 2016

/s/ Mansour Khatib	Mansour Khatib	Chief Marketing Officer and	August 15, 2016
Director

