Form 10-Q/A
period 2014-06-30
Gopher Protocol Inc.
filed 2016-09-20
CIK 1471781

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
incorporation or organization

2500 Broadway Suite F125, Santa Monica, CA, 90404

(Address of principal executive office)

Issuer's telephone number: 424 238-4589

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

Large accelerated filer ☐	Accelerated filer ☐

Non accelerated filer ☐  (Do not check if a smaller reporting company)  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.00001 par value	538,871,629 Common Shares
(Class)	(Outstanding at August 14, 2014)

GOPHER PROTOCOL INC.

PART I.	Financial Information

Item 1.	Financial Statements

GOHPER PROTOCOL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(UNAUDITED, RESTATED)	(AUDITED)

ASSETS

Current assets:
Cash and cash equivalents	$13,899	$-
Note and short-term receivables	468,000	440,000
Total current assets	481,899	440,000

Property and equipment, net	4,109	5,034

Other assets	600,000	600,000

Total assets	$1,086,008	$1,045,034

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$155,038	$123,797
Bank overdraft	107	17
Derivative liability	126,184
Notes payable and accrued interest	771,965	807,324
Total current liabilities	1,053,294	931,138

Total liabilities	1,053,294	931,138

Contingencies

Stockholders' equity:
Series B Preferred stock, $0.00001 par value, 20,000,000 shares authorized; 45,000 shares issued as of June 30, 2014 and December 31, 2013, respectively	-	-
Series C Preferred stock, $0.00001 par value, 10,000 shares authorized; 700 and 8,470 shares issued as of June 30, 2014 and December 31, 2013, respectively	-	-
Common stock, $0.00001 par value, 2,000,000,000 and 600,000,000 shares authorized as of June 30, 2014 and December 31, 2013, respectively; 434,849,730 and 247,303,586 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	4,349	2,473
Treasury stock, at cost; 38,000 shares as of June 30, 2014 and December 31, 2013, respectively	(11,059)	(11,059)
Additional paid-in capital	2,330,277	2,238,943
Accumulated deficit	(2,290,853)	(2,116,461)

Total stockholders' equity	32,714	113,896

Total liabilities and stockholders' equity	$1,086,008	$1,045,034

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

GOHPER PROTOCOL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Revenues:
Income from foreign currency operations	$-	$-	$-	$-
Income from consulting activities	30,000	40,000	60,000	70,000
Total revenues	30,000	40,000	60,000	70,000

General and administrative expenses	137,974	176,433	179,672	269,636

Loss from operations	(107,974)	(136,433)	(119,672)	(199,636)

Other income (expenses):
Interest income	18,000	10,893	28,000	20,893
Interest expense	(24,468)	(9,322)	(32,456)	(18,172)
Amortization of debt discount	(6,289)		(6,289)
Change in fair market value of derivative liability	(43,975)		(43,975)
Total other income (expenses)	(56,732)	1,571	(54,720)	2,721

Loss before income taxes	(164,706)	(134,862)	(174,392)	(196,915)

Income tax expense	-	-	-	-

Net loss	$(164,706)	$(134,862)	$(174,392)	$(196,915)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	303,641,705	36,549,517	300,804,353	36,549,517

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

GOHPER PROTOCOL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30, 2014	June 30, 2013

Cash Flows Used by Operating Activities:
Net loss	$(174,392)	$(196,915)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	925	2,457
Amortization of debt discount	6,289	50,000
Change in fair market value of derivative liability	43,975
Bad debt expense	-	98,248
Changes in assets and liabilities:
Accounts receivable and prepaid expenses	-	10,845
Accrued interest on notes receivable	(28,000)	(20,893)
Accounts payable and accrued expenses	31,241	11,142
Accrued interest on notes payable	30,993	18,172

Net cash used in operating activities	(88,969)	(26,944)

Cash flows from investing activities:
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Cash inflow from "changes in bank overdraft"	90	-
Additional borrowing under a note, net	122,500	26,366
Repayment of note payable, net	(19,722)	-

Net cash (used in) provided by financing activities	102,868	26,366

Net decrease in cash and cash equivalents	13,899	(578)

Cash and cash equivalents, beginning of year	-	618

Cash and cash equivalents, end of year	$13,899	$40

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the quarter for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH ACTIVITIES:
Shares issued in conversion of convertible debt and accrued interest	$93,210	$-
Note payable issued for commitment fee	$90,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

GOPHER PROTOCOL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

(UNAUDITED)

Organization and Nature of Business

Gopher Protocol Inc. (f/k/a Forex International Trading Corp.) (the “Company”) was incorporated on July 22, 2009, under the laws of the State of Nevada and is headquartered in El Segundo, California. On September 9, 2009, the Company filed Form S-1 Registration Statement to provide for the registration of securities under the Securities Act of 1933. The Company’s principal business activities have been to engage in foreign currency market trading for non-US resident professionals and retail clients over its web-based trading systems. While these trading operations have been closed, the Company continues to operate in the consulting segment of the foreign currency market, leveraging its contacts and knowledge, and its consulting expertise in the area of foreign exchange. In addition, the Company is analyzing investments in joint ventures and is selectively pursuing acquisitions.

Effective April 4, 2014, the Company filed with the State of Nevada a Certificate of Amendment to Articles of Incorporation changing the Company’s number of authorized shares to 600,000,000. On or about June 10, 2014, the Company received approval from the Secretary of State of Nevada to increase the authorized shares to 2,000,000,000.

The Company is restating its financial statements for the period ended June 30, 2014. The reason for the restatement is that the Company did not show on its books the effect of the Blackbridge note until the period ended September 30, 2014. The commitment fee of $90,000 was incurred on June 16, 2014, so this liability should have been recorded on the Company’s books in the quarter ended June 30, 2014. Accordingly, the Company is restating its books for the period ended June 30, 2014 to disclose the effect of the Blackbridge note. The maturity of the Blackbridge note was December 16, 2014; the Company defaulted on the note and settled the matter by issuing shares, and the interest expense was also settled in shares rather than cash.

2. Summary of Significant Accounting Policies

Presentation and Basis of Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of Gopher Protocol Inc. (f/k/a Forex International Trading Corp.) and its wholly owned subsidiary, DirectJV Investments, Inc. (together “Gopher” or the Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission for interim financial information and reports pursuant to the requirements for reporting on Form 10-Q and Regulation S-X for scaled disclosures for smaller reporting companies. Accordingly, they do not include all, or include a condensed version of, the information and footnotes required by U.S. GAAP for complete financial statements. The Company believes, however, that the disclosures are adequate to make the information presented not misleading.

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

As required by U.S. GAAP for long-lived assets, the Company evaluates the fair value of its property and equipment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Any impairment of value is recognized when the carrying amount of the asset exceeds its fair value. There were no impairment losses for the three months or for the six months ended June 30, 2014and 2013.

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

Earnings (Loss) Per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. Because of the Company’s net losses, the effects of stock options, convertible notes, and convertible preferred stock would be anti-dilutive and accordingly, is excluded from the computation of earnings per share. Diluted loss per share has not been computed for the fiscal quarters ended June 30, 2014 and 2013 because any potential additional common shares would reduce the reported loss per share and therefore have an antidilutive effect.

3. Liquidity and Going Concern

As reflected in the accompanying financial statements, the Company has generated revenues in the six months ended June 30, 2014, but has had recurring losses from operations since inception, and has working capital of $200,570 as of June 30, 2014. As of June 30, 2014, the Company has an accumulated deficit of $2,290,853.  As the Company continues to incur losses, transition to profitability is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings. Based on the Company’s operating plan, existing working capital at June 30, 2014 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2014 without additional sources of cash. This raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

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

On January 7, 2013, effective December 31, 2012, the Company, JV and Vulcan entered into an agreement pursuant to which the JV Agreement was terminated. The Company issued to Vulcan a 4% convertible promissory note in the principal amount of $500,000 (the "Gopher Note") and Vulcan issued to the Company a 10% Secured and Collateralized Promissory Note in the principal amount of $400,000 (the "Vulcan Note" and collectively with the Gopher Note, the "Notes") in consideration of the Gopher Note. The Investment of $99,328 was written off as of December 31, 2012. After closing the Notes and recording of the difference as a debt discount, there are no further balances due between the parties and the JV Agreement is null and void.

The Gopher Note maturity date is December 31, 2013, which can be extended by the Company for an additional one year at which point the 4% interest rate will increase to 10% per annum. The Gopher Note is currently in default. The Gopher Note conversion price is the Variable Conversion Price, which is defined as 50% multiplied by the average of the lowest three trading prices of the Company's common stock on the OTCBB during the 10-day trading period ending on the latest complete day of trading on the OTCBB prior to the date of conversion. The Variable Conversion Price cannot be less than $0.002. At no time will Vulcan convert any amount of the Gopher Note into common stock that would result in Vulcan owning more than 4.9% of the common stock outstanding of the Company.

The Vulcan Note has a 10% one-time interest charge on the principal sum. The interest rate will be increased by an additional 4% per annum (e.g. 14% per annum) in the event the principal is not paid by the December 31, 2013 maturity date. The Company is negotiating an offset of the Gopher Note against the note receivable from Vulcan as final satisfaction, and will recognize a gain or loss on its financial statements at that time. As of June 30, 2014, the Company has not reached an agreement with Vulcan for offsetting of the notes, and the Vulcan Note is currently in default.

5. Notes and Short-term Receivables

At June 30, 2014 and December 31, 2013, notes and short-term receivables, including accrued interest, consisted of:

	June 30, 2014	December 31, 2013
Note receivable - Vulcan	$468,000	$440,000

Total notes and short-term receivables	$468,000	$440,000

6. Property and Equipment, Net

Property and equipment consisted of the following as of June 30, 2014 and December 31, 2013:

	Estimated
	Useful
	Lives	June 30, 2014	December 31, 2013
Computers and equipment	3 years	$12,539	$12,539
Furniture	7 years	9,431	9,431
		21,970	21,970
Less accumulated depreciation		17,861	16,936
		$4,109	$5,034

Depreciation expense was $925 and $3,383 for the six months ended June 30, 2014, and the fiscal year ended December 31, 2013, respectively.

7. Other Assets

License agreement

On January 2, 2014, and effective December 31, 2013, the Company and Micrologic Design Automation, Inc. ("MDA") signed a letter agreement whereby MDA provided for a perpetual, royalty free, exclusive license of the Licensed Technology, as defined in the Evaluation License Agreement dated September 1, 2013. In connection with this agreement, the Company agreed to issue 200,000,000 shares of common stock having a value of $600,000 based upon recent market value ($0.003 per share).

8. Notes Payable

At June 30, 2014 and December 31, 2013, notes payable and accrued interest consisted of:

	2014	2013
Notes payable and accrued interest - Rasel	$74,209	$145,847	a.
Note payable and accrued interest - Glendon	80,421	97,552	b.
Note payable and accrued interest - Third Party Financier	32,630	43,925	c.
Note payable and accrued interest - Third Party Financier	25,282		d.
Note payable and accrued interest - Blackbridge	14,424	-	e.
Note payable and accrued interest - Vulcan (net of debt discount of $0 and $100,000 as of June 30, 2014 and December 31, 2013, respectively)	545,000	520,000	f.

	$771,965	$807,324

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

d) Third Party Note Payable

On May 13, 2014, the Company entered into an agreement with a third party financing source ("Financier 2"), for the issuance of an 8% convertible note in the principal amount of $147,625 (the "May 2014 Note").  In conjunction with the issuance of the May 2014 Note, an existing note holder (Rasel, owner of the Rasel Notes) agreed to have the proceeds of the May 2014 Note used to offset the amounts owed to them as evidenced by the Assignment of Convertible Debenture agreement dated May 12, 2014, between the holders of the Rasel Notes and Financier 2. The Assignment of Convertible Debenture agreement calls for the Financier 2 to make two payments of $73,812.50 each to the existing note holder (Rasel Notes). On May 13, 2014, the Financier 2 made the first payment to the existing note holder (Rasel Notes), however, Financier 2 defaulted on their obligation to make the second payment per the Assignment of Convertible Debenture agreement. As a result, Gopher and Financier 2 have mutually agreed to release Financier 2 from its’ obligation for the second payment, and the other half of the note in the amount of $73,812.50 reverted back to Rasel.

The May 2014 Note, which is currently in default and has mostly been converted into common stock, bears interest at the rate of 8% per annum. All interest and principal must be repaid on October 30, 2011.  The May 2104 Note is convertible into common stock, at Financer 2’s option, at the greater of a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion or $0.0001.

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

e) Convertible Note Payable

On June 16, 2014, the Company entered into a set of agreements (collectively, the “Blackbridge Agreement”) with Blackbridge, a financial services firm. The Company and Blackbridge were discussing an equity line of credit, and the Company agreed to pay Blackbridge a commitment fee of 90,000,000 shares, and also issued a convertible note for $90,000 having a 5% interest rate that matures on December 16, 2014. The note can be converted after the maturity date. The conversion price is 90% multiplied by the market price, which is defined in the agreement as the lowest of the daily trading price for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date.

The` Company computed the fair value of the conversion feature at the commitment date, based on the following management assumptions:

Expected dividends	0%
Expected volatility	374%
Expected term: conversion feature	183 days
Risk free interest rate	-0.079%

The fair value of the embedded conversion option on the commitment date was $82,210. In the second quarter, which was 14 days after the commitment date, the Company should have recorded amortization expense of the debt discount of $6,289 on its income statement in the second quarter of 2014. In addition, at June 30, 2014, the Company should have recorded $344 of additional interest expense on its income statement in the second quarter of 2014. The book value of the (net) note payable on the balance sheet at 6/30/14 should have been the face value of the note less the unamortized debt discount at that point, which was $75,921, and including the $344 of interest expense: $14,424.

At June 30, 2014, we remeasured the value of the derivative liability, according to the following assumptions:

Expected dividends	0%
Expected volatility	373%
Expected term: conversion feature	169 days
Risk free interest rate	-0.070%

The fair value of the embedded derivative at the commitment date was therefore remeasured to be $126,184. The difference of $43,974 was recorded as a change in the fair market value of the embedded derivative, and the derivative liability on the balance sheet was increased to $126,184. On the income statement, the earnings number at June 30, 2014 should have decreased by $140,608. On the statement of cash flows, cash flows used by operations should have decreased by $90,000, which was offset by increased borrowings under a note payable in cash flows from financing.

f) Convertible Note Payable

On January 7, 2013, effective December 31, 2012, the Company, JV and Vulcan entered an agreement pursuant to which the JV Agreement was terminated, the Company issued to Vulcan a 4% convertible promissory note in the principal amount of $500,000 (the "Gopher Note") and Vulcan issued to the Company a 10% Secured and Collateralized Promissory Note in the principal amount of $400,000. The Company recognized a debt discount in the amount of $100,000 for the difference in the face value of the note issued and the note received from the same party. The face value of the note payable is shown net of the debt discount. This debt discount will be amortized over the one-year life of the note. The note has a maturity date of December 31, 2013, and can be extended by the Company for an additional one year at which point the 4% interest rate will increase to 10% per annum. The Gopher Note may be prepaid without penalty. The Gopher Note conversion price is the Variable Conversion Price, which is defined as 50% multiplied by the average of the lowest three trading prices of the Company's common stock on the OTCBB during the 10-day trading period ending on the latest complete day of trading on the OTCBB prior to the date of conversion. The Variable Conversion Price cannot be less than $0.002. At no time will Vulcan convert any amount of the Gopher Note into common stock that would result in Vulcan owning more than 4.99% of the common stock outstanding of the Company.

As of December 31, 2013, the entire debt discount has been amortized in the accompanying financial statements, and $20,000 of interest expense was accrued during the year ended December 31, 2013. Another $25,000 of interest expense was accrued in the six months ended June 30, 2014. The Company is negotiating an offset of the Gopher Note against the note receivable from Vulcan as final satisfaction, and will recognize a gain or loss on its financial statements at that time. As of June 30, 2014, the Company has not reached an agreement with Vulcan for offsetting of the notes, and the Vulcan Note is currently in default.

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

Common Shares:

On September 2, 2013, effective September 1, 2013, Gopher International Trading Corp. (the “Company”) entered into an Evaluation License Agreement (the "ELA") with Micrologic Design Automation, Inc. ("MDA"), pursuant to which MDA temporarily licensed to the Company, on a non-exclusive and royalty-free basis, certain technology and related materials for any purpose related to evaluating NanoDRC, NanoRV and NanoLVS technology (the “Technology”).  On January 2, 2014, and effective December 31, 2013, the Company and MDA signed a letter agreement whereby MDA provided for a perpetual, royalty free, exclusive license of the Licensed Technology, as defined in the Evaluation License Agreement dated September 1, 2013, in exchange for 200 million shares of common stock (the “Shares”) of the Company.  MDA is not permitted to sell, assign, hypothecate or transfer the Shares in any way prior to the Company generating at minimum $50,000 in revenue through the use of the Technology (the “Revenue Target”).  A stop transfer legend shall be affixed to the certificate representing the Shares.  If the Revenue Target is achieved, then such stop transfer legend shall be removed.  The shares of common stock were issued under Section 4(2) of the Securities Act of 1933, as amended. (See Note 7)

During the six months ended June 30, 2014, Financier converted $44,200 of its note into 31,994,477 shares of common stock at an average conversion price of $0.0014 per share.

During the second quarter, Third Party converted $49,010 of its note into 91,000,000 shares at an average valuation of $0.000529 per share.

During the six months ended June 30, 2014, GV Global Communications, Inc converted 7,770 of its Series C Preferred Stocks into 54,651,667 common shares.

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

During the six months ended June 30, 2014, GV Global Communications, Inc converted 7,770 of its Series C Preferred Stocks into 54,651,667 common shares. As of June 30, 2014, GV still holds 700 Series C Preferred Shares.

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

13. Per Share Information

Loss per share

Basic loss per share of common stock is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding.  Diluted loss per share of common stock (“Diluted EPS”) is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents and convertible securities then outstanding.  At June 30, 2014 and 2013, there were 900,256,322 and 238,638,820 of potentially dilutive common stock equivalents outstanding, respectively. The potentially dilutive common stock equivalents at June 30, 2014 arise from (i) the issuance on December 7, 2011 of 45,000 Series B Preferred Shares which are convertible into 15,000,000 common shares, (ii) the issuance of the Rasel note which is convertible into 255,893,103 shares, (iii) the issuance of 10,000 Series C Preferred Shares having a stated value of $100 per share, of which 700 shares remain unconverted, which remaining unconverted shares are convertible into 25,666,667 common shares, given recent market prices, and notwithstanding a restriction against owning more than 4.99% of the Company’s stock, and (iv) the issuance of a $500,000 convertible note payable to Vulcan netted against the note receivable from Vulcan, which is convertible into 154,000,000 shares, given recent market prices, and notwithstanding a restriction against owning more than 4.99% of the Company’s stock, (iv) the issuance of a note to a third party Financier, which based on a theoretical conversion at June 30, 2014 would have converted into 112,517,241 shares of common stock, (v) the issuance of a note payable to a Third Party, of which the remaining balance at June 30, 2014 is $25,282, which at current market prices converts into 87,179,310 shares, and (vi) the issuance of a note for the Blackbridge commitment fee. The note was convertible at 90% of the lowest price for the previous 20 trading days. At June 30, 2014, the note would have converted into 250,000,000 shares (50 shares post-split, after 5,000-to-1 and 1,000-to-1 reverse splits in October 2014 and February 2015, respectively). The potentially dilutive common stock equivalents at June 30, 2013 arise from (i) the issuance on December 7, 2011 of 45,000 Series B Preferred Shares which are convertible into 15 million shares, (ii) the issuance of the Rasel note which is convertible into 238,820 shares, (iii) the issuance of 10,000 Series C Preferred Shares having a stated value of $100 per share which are convertible into 40,000,000 common shares, given recent market prices, and notwithstanding a restriction against owning more than 4.99% of the Company’s stock, and (iv) the issuance of a $500,000 convertible note payable to Vulcan, which is convertible into 183,400,000 shares, given recent market prices, and notwithstanding a restriction against owning more than 4.99% of the Company’s stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on the net loss per common share.

12. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition of disclosure as follows:

In July and August 2014, Third Party converted $8,584 into 83,000,000 common shares at an average valuation of $0.0001 per share.

In July 2014, GV received 21,021,900 common shares as an adjustment to prior conversions, at a valuation of $0.0004 per share. The market value of the shares on the day received was approximately $8,409.

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

This section of the report should be read together with Notes of the Company unaudited consolidated financials. The unaudited consolidated statements of operations for the three-month ended June 30, 2014 and 2013 are compared in the sections below:

General Overview

Gopher International Trading Corp. (the “Company”) was incorporated on July 22, 2009 under the laws of the State of Nevada and is headquartered in El Segundo, California. The Company’s principal business activities have been to engage in foreign currency market trading for non-US resident professionals and retail clients over its web-based trading systems. While these trading operations have been closed, the Company continues to operate in the consulting segment of the foreign currency market, leveraging its contacts and knowledge, and earned revenue in the first nine months of 2013 by leveraging its consulting expertise in the area of foreign exchange. In addition, the Company is analyzing investments in joint ventures and is selectively pursuing acquisitions.

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

Operating expenses:

The following table summarizes our operating expenses for the three months ended June 30, 2014 and 2013:

Three months ended June 30,	2014	2013
Total operating expenses	$137,974	$176,433

The Company downsized its operations during the second quarter of 2014, compared to the same period in 2013, resulting in a significant reduction in operating expenses. The operating expenses for the most recent quarter of 2016 includes the $90,000 commitment fee to Blackbridge.

Other income (expenses):

The following table summarizes our other income (expenses) for the three months ended June 30, 2014 and 2013:

Three months ended June 30,	2014	2013
Interest income	$18,000	$10,893
Interest expense	(24,468)	(9,322)
Amortization of debt discount	(6,289)	0
Change in fair market value of derivative liability	(43,975)	0
Net other income/expense	(56,732)	1,571

During the second quarter, the Company began accounting for the Vulcan note payable at the default rate of interest which is 10%. The Company began accounting for the Vulcan note receivable at the default rate of 14%, thereby increasing both interest income and interest expense payable, but interest expense increased more due to the difference in face values of the notes. The interest expense for the most recent quarter of 2014 includes $344 of interest expense on the Blackbridge note, which accrued between the commitment date and the end of the quarter. The amortization of debt discount is related to the Blackbridge note, and the change in fair market value of the derivative liability occurred due to the remeasurement of the fair market value of the embedded derivative at the commitment date, which was June 16, 2014.

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

Operating expenses:

The following table summarizes our operating expenses for the six months ended June 30, 2014 and 2013:

Six months ended June 30,	2014	2013
Total operating expenses	$179,672	$269,636

The Company downsized its operations during the second quarter of 2014, compared to the same period in 2013, resulting in a significant reduction in operating expenses. The operating expenses for the first half of 2016 includes the $90,000 commitment fee to Blackbridge.

Other income (expenses):

The following table summarizes our other income (expenses) for the six months ended June 30, 2014 and 2013:

Six months ended June 30,	2014	2013
Interest income	$28,000	$20,893
Interest expense	(32,456)	(18,172)
Amortization of debt discount	(6,289)	0
Change in fair market value of derivative liability	(43,975)	0
Net other income/expense	(54,720)	2,721

During the second quarter, the Company began accounting for the Vulcan note payable at the default rate of interest which is 10%. The Company began accounting for the Vulcan note receivable at the default rate of 14%, thereby increasing both interest income and interest expense payable, but interest expense increased more due to the difference in face values of the notes. The interest expense for the first half of 2014 includes $344 of interest expense on the Blackbridge note, which accrued between the commitment date and the end of the quarter. The amortization of debt discount is related to the Blackbridge note, and the change in fair market value of the derivative liability occurred due to the remeasurement of the fair market value of the embedded derivative at the commitment date, which was June 16, 2014.

Liquidity and Capital Resources

Our cash and cash equivalents were $13,899 and $40 for the periods ended June 30, 2014 and June 30, 2013, respectively, an increase of $13,859.

Cash used by operating activities for the six months ended June 30, 2014 and 2013 was $(88,969) and $(26,944), respectively. The company had a smaller loss in the first half of fiscal 2014, compared to the prior period, and the working capital position also improved in the current first half compared to the first half last year, with an increase in payables for the six months ended June 30, 2014 of $31,241. In the prior period, the Company amortized a non-cash debt discount of $50,000; in the current period, that debt discount has been fully amortized. In the prior period, the Company also wrote off $98,248 of bad debt expense.

Cash used by investing activities for the six months ended June 30, 2014 and 2013 was $0 and $0, respectively.

Cash provided by financing activities for the six months ended June 30, 2014 and 2013 was $102,868 and $26,366, respectively. During the six months ended June 30, 2014, the Company reduced its note payable to Glendon by the amount of revenue earned during the first half of the year, and issued a new note to Financier and an additional note to another Financier during the second quarter. The Company also created a note payable for the $90,000 commitment fee to Blackbridge during the current fiscal quarter.

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

On January 7, 2013, effective December 31, 2012, the Company, DirectJV and Vulcan entered an agreement pursuant to which the Direct JV Agreement was terminated, the Company issued to Vulcan a 4% convertible promissory note in the principal amount of $500,000 (the "Gopher Note") and Vulcan issued to the Company a 10% Secured Promissory Note in the principal amount of $400,000 (the "Vulcan Note" and collectively with the Gopher Note, the "Notes") in consideration of the Gopher Note.

The Gopher Note maturity date is December 31, 2013, which can be extended by the Company for an additional one year at which point the 4% interest rate will increase to 10% per annum. The Gopher Note may be prepaid without penalty. The Gopher Note conversion price is the Variable Conversion Price, which is defined as 50% multiplied by the average of the lowest three trading prices of the Company's common stock on the OTCBB during the 10-day trading period ending on the latest complete day of trading on the OTCBB prior to the date of conversion. The Variable Conversion Price cannot be less than $0.002. At no time will Vulcan convert any amount of the Gopher Note into common stock that would result in Vulcan owning more than 4.99% of the common stock outstanding of the Company.

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

d) Third Party Note Payable

On May 13, 2014, the Company entered into an agreement with a third party financing source ("Financier 2"), for the issuance of an 8% convertible note in the principal amount of $147,625 (the "May 2014 Note").  In conjunction with the issuance of the May 2014 Note, an existing note holder (Rasel, owner of the Rasel Notes) agreed to have the proceeds of the May 2014 Note used to offset the amounts owed to them as evidenced by the Assignment of Convertible Debenture agreement dated May 12, 2014, between the holders of the Rasel Notes and Financier 2. The Assignment of Convertible Debenture agreement calls for the Financier 2 to make two payments of $73,812.50 each to the existing note holder (Rasel Notes). On May 13, 2014, the Financier 2 made the first payment to the existing note holder (Rasel Notes), however, Financier 2 defaulted on their obligation to make the second payment per the Assignment of Convertible Debenture agreement. As a result, Gopher and Financier 2 have mutually agreed to release Financier 2 from its’ obligation for the second payment, and the other half of the note in the amount of $73,812.50 reverted back to Rasel.

The May 2014 Note, which is currently in default and has mostly been converted into common stock, bears interest at the rate of 8% per annum. All interest and principal must be repaid on October 30, 2011. The May 2104 Note is convertible into common stock, at Financer 2’s option, at the greater of a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion or $0.0001.

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

e) Convertible Note Payable

On June 16, 2014, the Company entered into a set of agreements (collectively, the “Blackbridge Agreement”) with Blackbridge, a financial services firm. The Company and Blackbridge were discussing an equity line of credit, and the Company agreed to pay Blackbridge a commitment fee of 90,000,000 shares, and also issued a convertible note for $90,000 having a 5% interest rate that matures on December 16, 2014. The note can be converted after the maturity date. The conversion price is 90% multiplied by the market price, which is defined in the agreement as the lowest of the daily trading price for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date.

The` Company computed the fair value of the conversion feature at the commitment date, based on the following management assumptions:

Expected dividends	0%
Expected volatility	374%
Expected term: conversion feature	183 days
Risk free interest rate	-0.079%

The fair value of the embedded conversion option on the commitment date was $82,210. In the second quarter, which was 14 days after the commitment date, the Company should have recorded amortization expense of the debt discount of $6,289 on its income statement in the second quarter of 2014. In addition, at June 30, 2014, the Company should have recorded $344 of additional interest expense on its income statement in the second quarter of 2014. The book value of the (net) note payable on the balance sheet at 6/30/14 should have been the face value of the note less the unamortized debt discount at that point, which was $75,921, and including the $344 of interest expense: $14,424.

At June 30, 2014, we remeasured the value of the derivative liability, according to the following assumptions:

Expected dividends	0%
Expected volatility	373%
Expected term: conversion feature	169 days
Risk free interest rate	-0.070%

The fair value of the embedded derivative at the commitment date was therefore remeasured to be $126,184. The difference of $43,974 was recorded as a change in the fair market value of the embedded derivative, and the derivative liability on the balance sheet was increased to $126,184. On the income statement, the earnings number at June 30, 2014 should have decreased by $140,608. On the statement of cash flows, cash flows used by operations should have decreased by $90,000, which was offset by increased borrowings under a note payable in cash flows from financing.

f) Convertible Note Payable

On January 7, 2013, effective December 31, 2012, the Company, JV and Vulcan entered an agreement pursuant to which the JV Agreement was terminated, the Company issued to Vulcan a 4% convertible promissory note in the principal amount of $500,000 (the "Gopher Note") and Vulcan issued to the Company a 10% Secured and Collateralized Promissory Note in the principal amount of $400,000. The Company recognized a debt discount in the amount of $100,000 for the difference in the face value of the note issued and the note received from the same party. The face value of the note payable is shown net of the debt discount. This debt discount will be amortized over the one-year life of the note. The note has a maturity date of December 31, 2013, and can be extended by the Company for an additional one year at which point the 4% interest rate will increase to 10% per annum. The Gopher Note may be prepaid without penalty. The Gopher Note conversion price is the Variable Conversion Price, which is defined as 50% multiplied by the average of the lowest three trading prices of the Company's common stock on the OTCBB during the 10-day trading period ending on the latest complete day of trading on the OTCBB prior to the date of conversion. The Variable Conversion Price cannot be less than $0.002. At no time will Vulcan convert any amount of the Gopher Note into common stock that would result in Vulcan owning more than 4.99% of the common stock outstanding of the Company.

As of December 31, 2013, the entire debt discount has been amortized in the accompanying financial statements, and $20,000 of interest expense was accrued during the year ended December 31, 2013. Another $25,000 of interest expense was accrued in the six months ended June 30, 2014. The Company is negotiating an offset of the Gopher Note against the note receivable from Vulcan as final satisfaction, and will recognize a gain or loss on its financial statements at that time. As of June 30, 2014, the Company has not reached an agreement with Vulcan for offsetting of the notes, and the Vulcan Note is currently in default.

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

In the second quarter, GV converted $132,190 into 54,651,667 common shares at an average valuation of $0.0024 per share. As of June 30, 2014, GV still holds 700 Series C Preferred Shares.

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

GOPHER PROTOCOL INC. (Registrant)

Date: September 20, 2016	By:	/s/ Michael Murray
Michael Murray
President, Chief Executive Officer, Secretary, Treasurer and Director (Principal Executive, Financial and Accounting Officer)

	By:	/s/ Danny Rittman
Danny Rittman
Chief Technology Officer and Director

	By:	/s/ Erik Klinger
Erik Klinger
Chief Financial Officer

	By:	/s/ Mansour Khatib
Mansour Khatib
Chief Marketing Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Michael Murray	Michael Murray	President, CEO, CFO, Secretary,	September 20, 2016
Treasurer and Director
(Principal Executive, Financial and Accounting Officer)

/s/ Danny Rittman	Danny Rittman	Chief Technology Officer and	September 20, 2016
Director

/s/ Erik Klinger	Erik Klinger	Chief Financial Officer	September 20, 2016

/s/ Mansour Khatib	Mansour Khatib	Chief Marketing Officer and	September 20, 2016
Director

