Form 10-Q
period 2016-09-30
Gopher Protocol Inc.
filed 2016-11-15
CIK 1471781

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commissions file number: 000-54530

GOPHER PROTOCOL INC.

(Exact name of registrant as specified in its charter)

Nevada	27-0603137
State or other jurisdiction of	I.R.S. Employer Identification Number
incorporation or organization

2500 Broadway, Suite F-125, Santa Monica, CA 90404

Issuer’s telephone number:          424-238-4589 or (888) 685-7336

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer  ☐   (Do not check if a smaller reporting company)  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes  ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.00001 par value	41,420,372 Common Shares
(Class)	(Outstanding at November 15, 2016)

GOPHER PROTOCOL, INC.

Item 1: Condensed financial statements

GOPHER PROTOCOL, INC.

BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$46,933	$21,051
Accounts Receivable	-	25,974
Prepaid expenses	32,998	25,998
Total current assets	79,931	73,023

Property and equipment, net	1,036	2,046

Other assets	7,500	12,250

Total assets	$88,467	$87,319

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$573,569	$162,265
Total current liabilities	573,569	162,265

Convertible note payable, net	46,344	38,924

Total liabilities	619,913	201,189

Contingencies

Stockholders' deficit :

Series B Preferred stock, $0.00001 par value, 20,000,000 shares authorized; 45,000 shares issued as of September 30, 2016 and December 31, 2015, respectively	-	-

Series C Preferred stock, $0.00001 par value, 10,000 shares authorized; 700 shares issued as of September 30, 2016 and December 31, 2015, respectively	-	-
Series D Preferred stock, $0.00001 par value, 100,000 shares authorized; 66,000 shares issued as of September 30, 2016 and 94,750 shares issued as of December 31, 2015, respectively	1	1
Common stock, $0.00001 par value, 500,000,000 shares authorized; 41,420,372 and 58,991 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	2,395	2,058

Treasury stock, at cost; 1,040 shares as of September 30, 2016 and December 31, 2015, respectively	(643,059)	(643,059)
Additional Paid In Capital	3,917,703	3,035,276
Accumulated deficit	(3,808,486)	(2,508,146)

Total stockholders' deficit	(531,446)	(113,870)

Total liabilities and stockholders' deficit	$88,467	$87,319

The accompanying notes are an integral part of these condensed financial statements.

GOPHER PROTOCOL, INC.

STATEMENTS OF OPERATIONS

	For the three ended September 30,		For the nine ended September 30,
	2016	2015	2016	2015
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues:
Income from consulting activities	45,000	22,500	120,000	67,500
Total revenues	45,000	22,500	120,000	67,500

General and administrative expenses	727,172	29,529	1,396,162	91,499

Loss from operations	(682,172)	(7,029)	(1,276,162)	(23,999)

Other income (expense):
Interest income	-	1,380	-	1,935
Interest expense	(4,800)	(13,088)	(24,178)	(32,675)
Total other income (expense)	(4,800)	(11,708)	(24,178)	(30,740)

Loss before income taxes	(686,972)	(18,737)	(1,300,340)	(54,739)

Income tax expense	-	-	-	-

Net loss	$(686,972)	$(18,737)	$(1,300,340)	$(54,739)

Net loss per share:
Basic and diluted	$(0.03)	$(0.00)	$(0.08)	$(0.02)

Weighted average number of common shares outstanding:
Basic and diluted	25,695,452	5,583,526	16,284,454	3,132,304

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

GOPHER PROTOCOL, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30,
	2016	2015

Cash Flows Used by Operating Activities:
Net loss	$(1,300,340)	$(54,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	1,010	1,010
Amortization of debt discount	21,369	25,882
Amortization of prepaid filing fees	3,500	-
Shares issued for marketing services	12,998	26,000
Shares issued for legal services	675,946
Warrants issued for marketing	177,062	-
Changes in assets and liabilities:
Other (non-current) assets	4,750	-
Accounts receivable	25,974	(22,500)
Prepaid expenses	(10,500)	(39,702)
Accounts payable and accrued expenses	411,304	57,256
Accrued interest on notes payable	2,809	6,794

Net cash provided by operating activities	$25,882	$1

Net increase in cash	25,882	1

Cash, beginning of period	21,051	-

Cash, end of period	$46,933	$1

NON-CASH ACTIVITIES:
Shares issued to reduce notes payable	$(16,757)	$233,894
Reduction of note payable through conversion	$16,757	$259,342
Reclassification of par value for reverse stock split	$-	$558

The accompanying notes are an integral part of these condensed financial statements.

GOPHER PROTOCOL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(UNAUDITED)

Note 1 - Organization and Nature of Business

Gopher Protocol Inc. (the “Company”, “we”, “us”, “our”, “Gopher”, “Gopher Protocol” or "GOPH”) was incorporated on July 22, 2009 under the laws of the State of Nevada and is headquartered in Santa Monica, California. In the past, Gopher was principally engaged in offering consulting for foreign currency market trading to non-US resident clients, professionals and retail clients. Presently, Gopher is a development stage company that is creating innovative mobile microchip (ICs) and software technologies based on GopherInsight™. For the six months ended June 30, 2016, the Company generated only $75,000 from the provision of services to Guardian Patch LLC, a related party (the “LLC”).

GopherInsight™ is a patented real time, heuristic (self-learning/artificial intelligence) based mobile technology. GopherInsight™ chip technology, if successfully fully developed, will be able to be installed in mobile devices (smartphones, tablets, laptops, etc.) as well as stand-alone products. It is intended that GopherInsight™ software applications will work in conjunction with GopherInsight™ microchips across mobile operating systems, providing computing power, advanced database management/sharing functionalities and more. The technology under development consists of a smart microchip, mobile application software and supporting software. The system contemplates the creation of a global network. Upon development, the Company believes that its microchip technologies may be installed within mobile devices or on SIM cards.

Recent Developments

Starting on July 26, 2016, the Company relocated its headquarters to 2500 Broadway, Suite F-125, Santa Monica, California. The Company pays roughly $5,000 per month in rent for this office space and paid a $7,500 security deposit that is classified in our financial statements contained herein as a prepaid expense. The lease is being paid for by the LLC through reimbursement.

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

Though the Company is not certain, it believes the Wells notice was issued as a result of the Company's failure to disclose within four business (4) days on Form 8-K a material event regarding an unregistered sale of the Company's securities (the "Material Event"). The Company subsequently reported the Material Event in its filings under the Securities Exchange Act of 1934, as amended, and has filed an amended and restated 10-Q for second quarter of 2014 with the SEC.

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

As required by U.S. GAAP for long-lived assets, the Company evaluates the fair value of its property and equipment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Any impairment of value is recognized when the carrying amount of the asset exceeds its fair value. There were no impairment losses for the period ended September 30, 2016 and 2015. The Company has opted to expense all development costs associated with the development of its intellectual property.

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

U.S. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur. Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that would likely be sustained under examination. The Company had no uncertain tax positions as of September 30, 2016. The Company’s 2015 tax returns been filed.

The Company’s federal income tax returns are no longer subject to examination by the IRS for the years prior to 2010, and the related state income tax returns are no longer subject to examination by state authorities for the years prior to 2010.

Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”). Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. We had revenue of $45,000 and $22,500 for the fiscal quarters ended September 30, 2016 and 2015, respectively.

During the quarter ended September 30, 2016, 100% of the Company’s revenue was related to IT service provided to the LLC for Dr. Rittman services, in connection with the development of the Company's Guardian Patch technology.

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

Note 3 - Liquidity and Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of additional income and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $1,300,340 in the first nine months of the year, and our operating activities provided $25,882 in the first nine months of the year. Our net loss was caused in part by a non-cash warrant expense of $37,480, which has been revalued at September 30, 2016, and prepaid legal services valued at $675,946. The Company had a working capital deficit of $493,638, stockholders’ deficit of $531,446, and accumulated deficit of $3,808,486 at September 30, 2016. This raises substantial doubt about its ability to continue as a going concern. The Company is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts. Per the Joint Venture agreement, the LLC has committed to provide the Company with all its working capital needs, the LLC’s commitment has decreased much of the risk of going concern.

The financial statements have been prepared assuming that the Company will continue to function as a going concern, and do not include adjustments that might result from the outcome of this uncertainty. Based on the Company’s operating plan, existing working capital at September 30, 2016 was insufficient to meet cash requirements to support Company operations through December 31, 2016.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 - Prepaid Expenses

On August 26, 2015, the Company finalized a consulting agreement that it entered into on August 11, 2015 with Michael Korsunsky ("Consultant") pursuant to which Consultant was engaged by the Company to (i) provide introductions to strategic business alliances, (ii) advise on exposure and risk in the operation of smart phone applications and (iii) advise on market fluctuations within the different categories of the smart phone application delivery services sector, in consideration of 100,000 restricted shares of common stock of the Company, which shares were issued on or around August 26, 2015. The fair value of the services is $26,000, which was booked as a prepaid expense. Shares were issued for the services, though the service has not yet been provided. The Company requested Consultant to surrender the shares into treasury for lack of performance under, and breach of, its agreement with the Company. Failure of Consultant to comply will force the Company to file a complaint.

In September 2015, the Company recognized a prepaid expense for filing fees of $10,498. These prepaid fees are being amortized at $1,750 per quarter, and that expense has been recognized in this fiscal quarter.

Prepaid expenses at September 30, 2016 is $32,998 and $25,998 at December 31, 2015.

Note 5 - Property and Equipment, Net

Property and equipment consisted of the following as of September 30, 2016 and December 31, 2015:

	Estimated
	Useful
	Lives	9/30/2016	12/31/2015
Computers and equipment	3 years	$12,539	$12,539
Furniture	7 years	9,431	9,431
		21,970	21,970
Less accumulated depreciation		20,934	19,924
		$1,036	$2,046

Depreciation expense was $337 for both fiscal quarters ended September 30, 2016 and 2015, respectively. Deprecation expense for the nine-month period ended September 30, 2016 was $1,010, compared to $1,010 for the period ended September 30, 2015.

Note 6 - Other Assets

Exclusive License agreements

The Company is the exclusive license holder for certain intellectual property relating to the GopherInsight technology. The Company has assigned all its rights as they relate to the Guardian Patch technology (the "Patch") to the LLC as consideration for the JV. Dr. Rittman's partners have commenced development of the product via a private LLC that has been incorporated under the name "Guardian Patch LLC" (the “LLC”). Certain private investors will provide all initial funding to the Company through the LLC for product development. The LLC will fund the development, and the Company will provide IT services through Dr. Rittman for a monthly fee. Dr. Rittman has signed an amendment employment agreement with the Company. As the Company is not a member of the LLC, the Company and the LLC have formed a Joint Venture (“JV”) for the purposes of developing and marketing the Patch. The LLC will be responsible for funding the development of the Patch. The Company will not need be required to invest funds in said JV. The Company responsibilities will be limited to the marketing of the product, where the marketing budget will be funded by the LLC. Moreover, the LLC has committed to provide the Company with working capital as needed. The Company has assigned and pledged to the LLC all its license derivative rights as they pertain to the Patch only. Dr. Rittman may be offered membership rights at some point in the future with the LLC, with which the Company is a JV partner, but is not equity member. The Company has agreed with the LLC that the same JV principles of the Company and the LLC for the Patch will apply for the other two products (Epsilon and Puzpix) which will be vested under designated LLCs that will be incorporated by the LLC members.

Development has commenced and the Company through the JV has completed the Statement of Work (SOW) for the Federal Communications Commission (“FCC”) survey to deploy the Company's Guardian Global Tracking Device within the continental U.S. and the Company has also completed their transmitters/transceivers modules feasibility research. Due to the fact that the Guardian tracking system uses in part a synthetic radio frequency transmission for data, it is required to comply with various FCC regulations relevant to the system, which the Company is complying with.  The FCC regulates the limits of potentially harmful interference to licensed transmitters due to low power unlicensed transmitters. The Patch system consists of advanced security protocols in order to maintain the global, private, fully-secured network. In addition, the Patch device needs to perform communication tasks across the globe providing breakthrough tracking features.  Utilizing its robust intellectual property portfolio and experienced personnel, the Company and its technology licensing partner, the LLC (collectively, "GPLLC"), successfully completed thorough research which involved security, performance and FCC regulations compliance. Based on this research a set of particular frequencies were chosen to be used by the GPLLC. By the end of this quarter, the Company completed the design and construction of the Patch circuit prototype device. The Company has completed the construction of prototype units and is now proceeding with an intensive testing program as well as creating a 50 “commercial prototypes” to be tested as a complete system, prior to potential launching the Sphere product into the markets.

The balance of other assets is $7,500 for September 30, 2016 and $12,250 for the fiscal year ended December 31, 2015. On or around July 28, 2016, the Company paid a security deposit of $7,500 for its office space.

Note 7 – Convertible Notes Payable

As of September 30, 2016, the Company has one convertible note outstanding with a third party (“Note I”). The current note balance at September 30, 2016 is $46,344, which includes $9,660 of accrued interest. At December 31, 2015, the Company had only this note outstanding as well. The balance at that time was $38,924, which included accrued interest of $6,851.

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

Note I has agreed to restrict its ability to convert the Note I Note and receive shares of common stock such that the number of shares of common stock held by it in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The Note I Note was issued to Note I in reliance upon exemptions from registration pursuant to Section 3(a)(9) under the Securities Act of 1933. Note I is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. In addition, on March 2, 2015, the Company and Note I amended that certain 10% Convertible Debenture (the “Note I Debenture”) which debt underlying the Note I Debenture was initially incurred on October 6, 2009 and exchanged for the Note I Debenture on January 19, 2014. The parties agreed that the conversion price in the Note I Debenture would not be impacted by the 1:1,000 stock split implemented by the Company on February 24, 2015 and will remain $0.0075273. Beneficial Conversion Feature (“BCF”) in the amount of $75,273 has not yet been fully amortized from the note balance. As of September 30, 2016, $8,698 remains to be amortized.

Note 8 - Stockholders’ Deficit

Authorized Shares-Common stock

Effective April 4, 2014, the Company filed with the State of Nevada a Certificate of Amendment to Articles of Incorporation changing the Company’s number of authorized shares to 600,000,000.

In September 2014, the Company filed an amended Certificate of Incorporation with the Secretary of State of Nevada to increase the authorized shares to 2,000,000,000 shares.

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

In April 2015, the Company amended it certificate of incorporation to increase the number of authorized shares of common stock, of the Company from 2,000,000 shares to 500,000,000 shares.

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

On January 22, 2015, the Company entered into an Agreement with Fleming PLLC, pursuant to which the Company issued 3,200,000 shares of common stock to Fleming PLLC in consideration of the forgiveness of trade debt payable by the Company in the amount of $32,000. The agreement was canceled and 3,200,000 shares were returned to treasury as of September 30, 2016.

On February 2, 2015, the Company’s transfer agent issued Blackbridge Capital, LLC (“Blackbridge”) 4,843,398 shares of common stock (the “Blackbridge Shares”) upon Blackbridge submitting a conversion notice converting a Convertible Promissory Note (the “Blackbridge Note”) in the principal amount of $90,000 plus interest. The Blackbridge Shares were issued without a standard restrictive legend as Blackbridge delivered a legal opinion to remove the restrictive legend under Rule 144 together with the conversion note. The Company believes that Blackbridge was in breach of the agreements entered with the Company in September 2014. The Company is contemplating commencing litigation against Blackbridge in connection with this matter. Blackbridge received 4,843,398 pre-split shares to satisfy its outstanding balance for the commitment fee of $92,848 including accrued interest.

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

On April 25, 2016, the Company issued 200,000 common shares worth $1,505 to a third party that converted a portion of the Note I note, which was reduced by the same amount. On September 9, 2016, the Company issued 300,000 common shares worth $2,258 to a third party that converted a portion of the Note I note, which was reduced by the same amount.

On June 10, 2016, the Company entered into a consulting agreement with Waterford Group LLC ("Waterford") pursuant to which the Company engaged Waterford to provide sales and marketing consulting and advisory services to the Company in consideration of 100,000 shares of restricted common stock of the Company (the "Shares") and a common stock purchase warrant (the "Warrant") to acquire 750,000 shares of restricted common stock of the Company at an exercise price of $2.25 per share for a period of five (5) years. 50,000 of the Shares were issued to Waterford upon the execution of the Agreement, worth $12,999, which such initial shares cover Q2 2016, and the Company will issue 12,500 Shares to Waterford on a quarterly basis thereafter. The Warrant vests on a quarterly basis in eight (8) equal quarterly installments each in the amount of 93,750 shares each quarter during the term of the Agreement. The first quarterly installment vested upon the execution of the Agreement and covers Q2 2016 and each subsequent quarterly installment vests each quarter thereafter. The warrant has been recorded as adjusting equity during this quarter. The Company believes that this agreement is in default, as the counterparty failed to perform. As such, in the third fiscal quarter, the Company did not issue the 12,500 shares or the portion of the Warrant due this fiscal quarter on 93,750 shares, and does not intend to issue those items until Waterford performs under the agreement. The Company has revalued the issuance from the last quarter, and computed a change in the fair market value of the warrant of $102,102.

On June 17, 2016, the Company engaged a law firm to provide certain legal services to the Company in consideration of 900,000 shares of common stock of the Company (the "Retainer Shares"). The value of these shares is $233,982 and this amount was recorded as legal expense. On June 23, 2016, the Company prepaid legal services for 12 months, with an effective date of January 7, 2016. On August 16, 2016, the retainer agreement dated June 17, 2016 (“Original Retainer Agreement”) entered by and between the Company and its legal firm was amended and restated provided legal services to the Company for a flat fee of 2,600,000 shares of common stock and a monthly cash flat fee. The Company issued an additional 1,700,000 shares valued at $441,966 to this law firm to cover legal costs that exceeded $233,982, per the amendment.

On June 20, 2016, two holders (the "Preferred Stock Holders") of an aggregate of 2,400 shares of Series D Preferred Stock of the Company converted the Preferred Shares into an aggregate of 2,400,000 shares of common stock of the Company at $0.01 per share. The Preferred Stock Holders are executive officers and directors of the Company.

On August 9, 2016, the Preferred Stock Holders of an aggregate of 17,400 shares of Series D Preferred Stock of the Company executed conversion notices to convert the Preferred Shares into an aggregate of 17,400,000 shares of common stock of the Company at $0.01 per share.

In addition, on August 9, 2016, Direct Communications, Inc. ("Direct Communications"), a holder of 8,950 shares of Series D Preferred Stock (the "Direct Communications Preferred Shares") of the Company executed a conversion notice to convert the Direct Communications Preferred Shares into 8,950,000 shares of common stock of the Company (the " Direct Communications Conversion Shares") at $0.01 per share.

On or around September 30, 2016, a third party converted $11,291 of the Note I into 1,500,000 shares. This reduced the overall principal balance on that note to $55,042, which is net of the $8,698 remaining to be amortized. The unamortized balance of the note at September 30, 2016 is $46,344.

Treasury Stock

On April 25, 2011, the Company issued a press release announcing that its Board of Directors approved a share repurchase program. Under the program, the Company is authorized to purchase up to 200-post-split (1,000,000 pre-split) of its shares of common stock in open market transactions at the discretion of management. All stock repurchases will be subject to the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended and other rules that govern such purchases. As of December 31, 2013, the Company had repurchased 8-post-split shares (38,000 pre-split) shares of its common shares in the open market, which were returned to treasury. On December 31, 2014, the Company returned 40,000 post-split shares (200,000,000 pre-split shares) to treasury in connection with the dissolution of the licensing agreement with Micrologic. During the first quarter of 2015, Company’s counsel, who had previously been issued 32,000 shares as compensation, returned those shares to Treasury. As of September 30, 2016, the Company has 1,040 treasury shares at cost basis.

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

The Series B Preferred Stock has a stated value of $100 per share and is convertible into the Company’s common stock at a conversion price of $0.30 per share representing 3,000 posts split (15,000,000 pre-split) common shares. Furthermore, the Series B Preferred Stock votes on an as converted basis and carries standard anti-dilution rights. These rights were subsequently removed, except in cases of stock dividends or splits. As of September 30, 2016, and December 31, 2015, there are 45,000 Series B Preferred Shares outstanding.

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

During the fiscal year ended December 31, 2014, GV Global Communications, Inc. converted 7,770 of its Series C Preferred Stock into 12,010 post-split (64,551,667 common shares pre-split). During the third quarter of 2014, the Company received 4,204 post-split (21,021,900 pre-split) common shares to adjust the shares issued to reflect the amount that both they and the Company believed that they were owed. At September 30, 2016, and at December 31, 2014, GV owns 700 Series C Preferred Shares.

The issuance of the Series C Preferred Stock was made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder.  GV is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

As of September 30, 2016, and December 31, 2015, there are 700 Series C Preferred Shares outstanding.

Series D Preferred Shares

Per the terms of the License Agreement and in consideration of the licensing agreement signed between the Company and Hermes Roll LLC, the Company issued 100,000 shares of Series D Preferred Stock of the Company (the “Preferred Shares”). The preferred stock has a value of $ 1,000 based upon the cost of the license; due to the holder of license is the related party of the Company. The Preferred Shares have no liquidation rights. The Holder of the Preferred Shares will be entitled to vote on all matters submitted to shareholders of the Company on an as-converted basis. The Preferred Shares have a conversion price of $0.01 (the “Conversion Price”) and a stated value of $10.00 per share (the “Stated Value”). Subject to the Company increasing its authorized shares of common stock to 500,000,000, each Preferred Share is convertible, at the option of the Holder, into such number of shares of common stock of the Company as determined by dividing the Stated Value by the Conversion Price. The issuance of the Preferred Shares was made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder. Hermes is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. As of September 30, 2016, there are 100,000 Series D shares outstanding (1,000 shares post-split).

On April 2, 2015, a third party converted 1,000 Series D Preferred shares into 1,000,000 common shares. On May 11th, 2015, Reko Holdings, LLC converted 4,000 shares of its Series D Preferred Stock into 4,000,000 restricted common shares.

On November 31, 2015, Direct Communications gave a notice of conversion to Company stating its intention to convert 250 Series D Preferred Shares to 250,000 common shares, which were issued on or around that date.

On June 20, 2016, two holders (the "Preferred Stock Holders") of an aggregate of 2,400 shares of Series D Preferred Stock (the "Preferred Shares") of the Company converted the Preferred Shares into an aggregate of 2,400,000 shares of common stock of the Company at $0.01 per share. The Preferred Stock Holders are executive officers and directors of the Company.

On August 9, 2016, two holders (the "Preferred Stock Holders") of an aggregate of 17,400 shares of Series D Preferred Stock (the "Preferred Shares") of the Company executed conversion notices to convert the Preferred Shares into an aggregate of 17,400,000 shares of common stock of the Company at $0.01 per share. The Preferred Stock Holders are executive officers and directors of the Company.

In addition, on August 9, 2016, Direct Communications, Inc. ("Direct Communications"), a holder of 8,950 shares of Series D Preferred Stock (the "Direct Communications Preferred Shares") of the Company executed a conversion notice to convert the Direct Communications Preferred Shares into 8,950,000 shares of common stock of the Company at $0.01 per share.

The above issuances of common stock in connection with the conversions of the Series D Preferred Stock increases the number of shares of common stock of the Company by 26,350,000 shares.

As of September 30, 2016, and as of December 31, 2015, there are 66,000 and 94,750 Series D Preferred Shares outstanding, respectively.

Note 9 - Related Parties

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the party in making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences.

On April 22, 2015, Michael Murray was appointed by the Company as the Chairman of the Board of Directors of the Company. On April 23, 2015, Igwekali Reginald Emmanuel resigned as an executive officer and director of the Company to pursue other interests and Michael Murray was appointed as CEO, CFO, Secretary and Treasurer of the Company. Mr. Murray is an officer and shareholder of Hermes Roll LLC (“Hermes”). On March 4, 2015, the Company entered into a Territorial License Agreement with Hermes, which is the basis for the Company’s current operations. Mr. Murray is the owner of 9,900 shares of Series D Preferred Stock of the Company that is convertible at Mr. Murray’s election into 9,900,000 shares of common stock. To date, Mr. Murray has converted all of his Series D Preferred Stock into common shares of the Company.

On June 30, 2015, the Company appointed Dr. Danny Rittman as Chief Technical Officer and a board member. On August 20, 2015, the Company entered into an agreement with Dr. Rittman pursuant to which the parties agreed that (i) all inventions, improvements and developments made or conceived by Dr. Rittman, either solely or in collaboration with others pertaining to Company's business, will be the property of Company, and (ii) Dr. Rittman will assign to the Company any and all intellectual property related to the Company's consumer heuristic technology platform. Said agreement is contingent upon the Company funding its commitments per the June 16, 2015 - Amended and Restated Territorial License Agreement. Failure of the Company providing this funding, in full, or partially, will automatically terminate any GOPH ownership of the intellectual properties. Dr. Rittman is the Chief Technology Officer and a director of the Company as well as the Chairman of the Company's Advisory Board, in formation. Dr. Rittman and Mr. Murray jointly own 9,900 shares of Series D Preferred Stock of the Company that is convertible at Dr. Rittman’s or Mr. Murray’s election into 9,900,000 shares of common stock. To date, Mr. Rittman has converted all of his Series D Preferred Stock into common shares of the Company.

On August 20, 2015, the Company entered into an agreement with Dr. Rittman pursuant to which the parties agreed that (i) all inventions, improvements and developments made or conceived by Dr. Rittman, either solely or in collaboration with others pertaining to Company's business, will be the property of Company, and (ii) Dr. Rittman agreed to assign to the Company any and all intellectual property related to the Company's consumer heuristic technology platform, subject to certain conditions, which as of September 30, 2016 have not been met. As of the end of the fiscal year, the intellectual property developed by Dr. Rittman had not been assigned to the Company. The Company has expensed the stated value of that intellectual property in these financial statements.

On or around March 18, 2016 the Company and Dr. Danny Rittman entered into an agreement intended to clarify the relationship between Dr. Rittman and the Company and the ownership of certain technology in connection with certain agreements previously entered into between Company and Dr. Rittman and with third parties. Specifically, the Company entered into that certain Territorial License Agreement with Hermes Roll LLC dated March 4, 2015, which such agreement was amended to expand the related territorial license to a worldwide license pursuant to that certain Amended and Restated Territorial License Agreement dated June 16, 2015 (the "Amended and Restated Territorial License Agreement"), and that certain Letter Agreement (the "Letter Agreement") entered into between Dr. Rittman and the Company dated August 20, 2015. The aforementioned agreements were tied to the funding of the Company in the minimum amount of $5,000,000 (the "Required Funding") and the assignment to the Company and/or ownership by the Company of all past, present and future technology in the form of intellectual property, including, but not limited to patents, trademarks, domains, applications, social media pages (e.g. Twitter, LinkedIn and landing pages) (collectively, the "IP"), which such IP was paid for exclusively by Dr. Rittman and/or his affiliated companies, was contingent upon the Company obtaining the Required Funding by no later than October 30, 2015 (the "Contingency"). Accordingly, it was agreed to by the parties that (i) all inventions, improvements and developments made or conceived by the Dr. Rittman, either solely or in collaboration with others pertaining to Company's business, would be the property of the Company subject to the Contingency. In the event the Contingency was not met, the Letter Agreement would be cancelled and rendered null and void. The Company acknowledged that the Company did not meet the Contingency, technically resulting in the cancellation of the Letter Agreement and rendering the Letter Agreement null and void. Moreover, the Company failed to meet its obligations under the Amended and Restated Territorial License Agreement, including the further development of the consumer heuristic technology platform, thereby creating a vacuum in its development in all aspects, including the ability to obtain funding, resulting in the need for Dr. Rittman’s partners to perform the necessary development work related to the above agreements.

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

The Company is the exclusive license holder for certain intellectual property relating to GopherInsight technology. The Company has assigned all its rights as they relate to the Guardian Patch to the LLC as consideration for the JV. Dr. Rittman's partners have commenced development of the product via a private LLC that has been incorporated under the name "Guardian Patch LLC" (“LLC”). Certain private investors will provide all initial funding to the Company via the LLC for product development. The LLC will fund the development, and the Company will provide IT services via Dr. Rittman for a monthly fee. Dr. Rittman has signed an amendment employment agreement with the Company. As the Company is not a member of the LLC, the Company and the LLC have formed a Joint Venture (“JV”) for the purposes of developing and marketing the Patch. The LLC will be responsible for funding the development of the Patch. The Company will not need be required to invest funds in said JV. The Company responsibilities will be limited to the marketing of the product, where the marketing budget will be funded by the LLC. Moreover, the LLC has committed to provide the Company with working capital as needed. The Company has assigned and pledged to the LLC all its license derivative rights as they pertain to the Patch only. Dr. Rittman may be offered membership rights at some point in the future with the LLC, with which the Company is a JV partner, but is not equity member. The Company has agreed with the LLC that the same JV principles of the GPLLC for the patch will apply for the other two products (Epsilon and Puzpix) which will be vested under designated LLCs that will be incorporated by the LLC members. During the quarter ended September 30, 2016, 100% of the Company’s revenue was related to IT service provided to the LLC for Dr. Rittman services, in connection with the development of the Patch.

On June 20, 2016, two holders (the "Preferred Stock Holders") of an aggregate of 2,400 shares of Series D Preferred Stock (the "Preferred Shares") of the Company converted the Preferred Shares into an aggregate of 2,400,000 shares of common stock of the Company at $0.01 per share. The Preferred Stock Holders are executive officers and directors of the Company.

On August 9, 2016, two holders (the "Preferred Stock Holders") of an aggregate of 17,400 shares of Series D Preferred Stock (the "Preferred Shares") of the Company executed conversion notices to convert the Preferred Shares into an aggregate of 17,400,000 shares of common stock of the Company at $0.01 per share. The Preferred Stock Holders are executive officers and directors of the Company.

Effective August15, 2016, the Employment Agreement of Mansour Khatib, our CMO, was amended and restated as follows:

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

Note 10 - Contingencies

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

Warrants Liability

On June 10, 2016, the Company entered into a consulting agreement with Waterford Group LLC ("Waterford") pursuant to which the Company engaged Waterford to provide sales and marketing consulting and advisory services to the Company in consideration of 100,000 shares of restricted common stock of the Company (the "Shares") and a common stock purchase warrant (the "Warrant") to acquire 750,000 shares of restricted common stock of the Company at an exercise price of $2.25 per share for a period of five (5) years. 50,000 of the Shares were issued to Waterford upon the execution of the Agreement, worth $12,999, which such initial shares cover Q2 2016, and the Company will issue 12,500 Shares to Waterford on a quarterly basis thereafter. The Warrant vests on a quarterly basis in eight (8) equal quarterly installments each in the amount of 93,750 shares each quarter during the term of the Agreement. The first quarterly installment vested upon the execution of the Agreement and covers Q2 2016 and each subsequent quarterly installment vests each quarter thereafter. The warrant has been recorded as adjusting equity during this quarter. The Company believes that this agreement is in default, as the counterparty failed to perform. As such, in the third fiscal quarter, the Company did not issue the 12,500 shares or the portion of the Warrant due this fiscal quarter on 93,750 shares, and does not intend to issue those items until Waterford performs under the agreement. The Company has recorded a warrant expense of $37,480 in the current quarter.

Stock Options – Advisory Board

In connection with the Company's desire to retain highly qualified individuals to advise the Company with respect to certain aspects of its business, the Company has adopted an Advisory Board Charter, effective September 1, 2016, and has appointed four (4) members to its newly created Advisory Board, in order to advise the Company on the roll-out of its technologies, including its Guardian Patch "GOPHERINSIGHT™" circuit prototype device (the "Patch"). Each of the Company's Advisory Board members are seasoned veterans of the technology industry and are considered experts in their respective fields. All of the Advisory Board members hold PhD's from prestigious universities and are reputable figures within academia. The Advisory Board will advise the Company on a wide variety of technological issues, including R&D matters such as integrated circuit reliability and design concepts, EDA (Electronic Design Automation) software architecture and automation algorithms. In addition, each Advisory Board member's prior experience and current rolls in key technology industry positions will provide the Company with vastly more knowledge in the areas of mobile technology, physics and advanced mathematics. The Company's CTO, Dr. Danny Rittman, will serve as Chairman of the Advisory Board.

Advisory Board members will receive remuneration in the form of cash ($3,000 per quarter) and stock options in consideration of serving as Advisory Board members and each Advisory Board member's term will be one (1) year from the date of appointment or until a successor is duly elected. The Company intends to indemnify each Advisory Board member against any liability incurred while serving as an Advisory Board member. Each of the four members entitle to 100,000 Five years Stock Options with exercise price of $2.50 per share. Option shall vest as to (i) 40,000 shares upon the date hereof and (ii) in three (3) equal tranches of 20,000 shares every six (6) months.

The Advisory board will commence its function in the next quarter.

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

Though the Company is not certain, it believes the Wells notice was issued as a result of the Company's failure to disclose within four business (4) days on Form 8-K a material event regarding an unregistered sale of the Company's securities (the "Material Event"). The Company subsequently reported the Material Event in its filings under the Securities Exchange Act of 1934, as amended, and has continued to include specific disclosure in connection with the Material Event in all of its subsequent quarterly filings with the SEC.

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

On September 20, 2016, the Company filed an amended and restated 10-Q for the period ended June 30, 2014 with the SEC. The relevant portion of the restatement is summarized below:

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

The Company computed the fair value of the conversion feature at the commitment date, based on the following management assumptions:

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

As of September 30, 2016, the Company has prepaid 12 months of legal services in shares, valued at $675,946.

Note 11 - Per Share Information

Loss per share

Basic loss per share of common stock is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding.  Diluted loss per share of common stock (“Diluted EPS”) is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents and convertible securities then outstanding. At September 30, 2016 and 2015, there were 72,160,527 and 104,757,788 of potentially dilutive post-split common stock equivalents outstanding, respectively. The potentially dilutive common stock equivalents at September 30, 2016 arise from (i) the issuance on December 7, 2011 of 45,000 Series B Preferred Shares which are convertible into 3,000 common shares, (ii) the issuance of 10,000 Series C Preferred Shares having a stated value of $100 per share, of which 700 shares remain unconverted, which remaining unconverted shares are convertible into 770 post-split common shares, given recent market prices, and notwithstanding a restriction against owning more than 4.99% of the Company’s stock, and (iii) the issuance of a note payable to GV Global which based on hypothetical conversion at September 30, 2016 would have converted into 6,156,757 post-split common shares, and (iv) the issuance of 100,000 Series D Preferred Shares worth $120,000 to Vulcan, 34,000 of which have already been converted, the remainder (unconverted balance) of which given hypothetical conversion at September 30, 2016 would have converted to 66,000,000 post-split shares. The potentially dilutive common stock equivalents at September 30, 2015 arise from (i) the issuance on December 7, 2011 of 45,000 Series B Preferred Shares which are convertible into 3,000 common shares, (ii) the issuance of 10,000 Series C Preferred Shares having a stated value of $100 per share, of which 700 shares remain unconverted, which remaining unconverted shares are convertible into 770 post-split common shares, given recent market prices, and notwithstanding a restriction against owning more than 4.99% of the Company’s stock, and (iii) the issuance of a note to a third party Financier, which based on a theoretical conversion at December 31, 2014 would have converted into post-split 3,871 shares of common stock, and (iv) the issuance of a Note I which based on hypothetical conversion at September 30, 2015 would have converted into 9,999,947 post-split common shares, and (v) the issuance of 100,000 Series D Preferred Shares worth $120,000 to Vulcan, 5,250 of which have already been converted during this fiscal quarter, the remainder (unconverted balance) of which given hypothetical conversion at September 30, 2015 would have converted to 94,750,000 post-split shares. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on the net loss per common share. Share amounts are shown in post-split amounts to facilitate comparison between the periods.

Note 12 – Concentrations

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

There have been no losses in these accounts through September 30, 2016 and December 31, 2015.

Concentration of revenue and accounts payable as of September 30, 2016 and September 30, 2015, the Company has one customer, which counts 100% of its revenue. Per the terms of the JV with the LLC, the LLC has committed to fund all Company’s needs, as well as needs of the JV. Failure of the LLC to provide the Company or the JV with said funding would represent a significant Credit Risk.

Note 13 - Subsequent Events

Management has evaluated events that occurred subsequent to the end of the reporting period shown herein.

On or around October 26, 2016, a third party converted $14,302 of the Note I into 1,900,000 shares. This reduced the overall principal balance on that note to $40,740. Including interest accrued at September 30, 2016, the note balance net of this conversion is $43,549.

On or around November 10, 2016, the Company filed a complaint against Consultant in Superior Court of the State of California, County of Riverside, for Breach of Contract and Breach of Implied Covenant of Good Faith and Fair Dealing.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our condensed results of operations, financial condition and liquidity position for the nine months ended September 30, 2016. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2015 and the condensed unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

This section of the report should be read together with Notes of the Company unaudited financials. The unaudited statements of operations for the nine months ended September 30, 2016 and, 2015 are compared in the sections below:

General Overview

Gopher Protocol Inc. (the “Company”, “we”, “us”, “our”, “Gopher” or "GOPH”) was incorporated on July 22, 2009, under the laws of the State of Nevada and is headquartered in Santa Monica, California. Since 2016, the Company is developing a real-time, heuristic based, mobile technology. The technology being developed by the Company under license consists of a smart microchip, mobile application software and supporting software that run on a server. The system contemplates the creation of a global network. Upon development, the Company intends that its microchip technologies may be installed within mobile devices or on SIM cards. Previously, the Company was principally engaged in offering consulting for foreign currency market trading to non-US resident clients, professionals and retail clients. The Company’s revenue in 2015 was related to consulting services provided to one company in the foreign exchange business. Our common stock trades on the OTC Markets under the symbol "GOPH".

Products:

(i)	Guardian Patch & Guardian Sphere - The Company has applied the mobile technology into an electronic circuit including a proprietary microchip that is within a sticky patch package (the "Patch"). The Patch can be affixed to any object, mobile or static, which will enable the object to which it is affixed to be tracked remotely. It is our goal to have the electronic circuit communicate with other similar working patches via a separate, secured and private network. Upon affixing the Patch on an object, the circuit is turned on, after which the electronic circuit regularly transmits an identification signal in order to identify the device's geographical location. The Patch works in conjunction with a software application to provide tracking function operations. The system includes its own power source. The Patch will also perform an emergency feature. In the event of an emergency situation, one would simply peel the Patch off. Upon removing the Patch, it operates in a constant transmission mode, sending emergency signals. The Patch also alerts the user's friends and family about the user's location. No GPS or conventional network, such as GSM, is needed. The Company and its JV partner, Guardian Patch, LLC, are currently ramping-up their efforts for the release of their Guardian Sphere tracking device, which is primarily designed for pets, but may also be used for tracking children, adults, including the disabled, inventory, artwork or virtually any object located within an area covered by the device. The Guardian Sphere (the "Sphere") system is a derivative technology of the Company's Guardian Patch technology. The Sphere is designed to provide its users with local tracking capability using a re-chargeable/replaceable battery source. The objective of the Company’s current efforts, which the Company hopes to achieve, is to deliver for testing in a pre-designated area 50 Guardian pet devices along with a base station, test results and eventual manufacturing capability for both the mobile and the base unit. The Sphere is an innovative tracking device that can easily be attached to a pet’s collar and then transmit real-time location information to the smartphone(s) or website account of the registered owner of the device. The Sphere has a replaceable battery and operates on the exclusive Guardian private network which provides owners with the unique ability to obtain real-time tracking information without the need for GPS, Wi-Fi or cellular service. The Sphere includes state of the art radio technology, a GPS system and micro controller systems, with a potential “back-up” Bluetooth unit. The Sphere sends signals in specific intervals to report on its location. The Sphere’s system analyzes the information using its proprietary, advanced mathematical modeling software that precisely calculates the Sphere's location. The Sphere's mobile application then presents the exact location of the Sphere on the map. An additional unique system feature is the Sphere's Emergency Alert system. Users of the Sphere have the ability to transmit emergency alerts directly from their mobile apps, which transmit their Sphere locations. All registered users located in such a Sphere's proximity will be notified about the Emergency and may notify the user about the Sphere's recovery (which we fondly refer to as a “private emergency alert”). The Sphere utilizes a bi-directional system which enables data transmission/receiving acknowledgment. It also includes error correction protocol to ensure data accuracy. The Sphere has its own battery source and may be plugged into external power using a standard Android type charger socket. The Sphere also comes with its own ID. This ID is registered on the mobile app to track the Sphere's location. Multiple Spheres can be registered on the same app for multiple tracking. The Company has not specified a sale release date for the Sphere.

(ii)	Epsilon Mobile RV - While developing the core technology of the Company and relying on prior knowledge, the Company and its technology licensing partner, Guardian Patch LLC and Alpha EDA, LLC, developed Gopher Epsilon Software, which is an internal, proprietary platform that has been developed as a designated tool for the mobile industry to accelerate signoff Reliability Verification (RV) with Accurate and Precise Interactive Error Detection and Correction. The software is targeted to assist microchip designers to produce power-aware, faster performance and longer lifespan integrated circuits. The software significantly prolongs a battery's life, enabling mobile and static electronic devices longer operation time and better performance.

(iii)	PUZPIX - While developing the core technology of the Company, and relying on prior knowledge, the Company and its technology licensing partner, Guardian Patch LLC and Alpha EDA, LLC, developed PUZPIX (version I) as a social media game. PUZPIX is a social media game based on GOPHERINSIGHT™ technology licensed by the Company. The game uses a computerized framework to create a puzzle from images that users upload onto the system’s server. The user creates an account and has the option to store images in the designated "Friends" area and/or in the designated "All" (public) area. Only approved friends will be granted access to the images in the "Friends" area and all players have access to the "All" area. Upon a user’s request, the system turns an image into a puzzle of at least nine pieces, though more challenging puzzles can be made once the user achieves a higher level of skill. Upon the Company and its Partners launching their GopherInsight™ integrated circuit technology, of which there is no guarantee, the Company also hopes to develop a version III of PUZPIX to include domestic / international exchanges of puzzle pieces that could be shared worldwide. In addition to allowing its users to upload short videos to share with their PUZPIX "Friends", which appear as thumbprint puzzles of the videos, the new and advanced Version 2.8 also allows its users to post links to YouTube videos, which also appear as thumbprint puzzles of the videos. Once a personal video puzzle or a YouTube video puzzle has been assembled, the user can then watch the video in its entirety, immediately after which the video automatically disappears and cannot be saved. The feature which allows users to upload videos from their libraries can only be utilized between PUZPIX "Friends", while posting links to YouTube videos can be shared between "All" users. The Company and its Partners are examining the possibility of launching a crowdfunding campaign for the PUZPIX app.

The Company and its technology licensing partners, Guardian Patch LLC and Alpha EDA, LLC, are preparing to introduce two new products, “Epsilon" and "PuzPix", to the consumer markets this year and intend to introduce their "Sphere" technology in the first quarter of 2017. The Epsilon product will be presented for time-based license agreements utilizing a designated website on top of customary distributing channels for the product.

On July 21, 2016, members of the LLC together with the Company's CTO, Dr. Rittman, formed the new entity Alpha EDA, LLC (“Alpha”) and Alpha appointed Dr. Rittman as its Manager. The Company, the LLC and Alpha have agreed that all rights to Epsilon and Puzpix will be assigned to Alpha. Alpha and the Company will enter into a joint venture agreement (similar to the Patch JV agreement as further described in Footnote 5), whereby Alpha will fund all of its operational and developmental needs (software development, support, marketing and administrative) and the profits of Alpha will be distributed equally to the two equal JV partners, the LLC and the Company Alpha will hold all intellectual property rights related to software. Currently, two products will be owned by Alpha – the Epsilon software and the Puzpix social game.

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

On April 16, 2016, Dr. Danny Rittman was appointed by the Company as Co-Chairman of the Company. Mr. Rittman was serving as a director of the company at the time of his appointment as Co-Chairman. Additionally, on April 19, 2016, in consideration of past accomplishments achieved by Dr. Rittman on behalf of the Company and for future anticipated achievements, the Company entered into an Amended and Restated Employment Agreement with Dr. Danny Rittman pursuant to which Mr. Rittman will continue to act as the Company's CTO for a term of one (1) year as extended in consideration of a base salary of $12,000 per month from January 1, 2016 through January 1, 2017.

In March 2016, the Company and Dr. Danny Rittman, Co-Chairman, CTO and a shareholder, entered into agreement intended to clarify the relationship between Dr. Rittman and the Company and the ownership of certain technology in connection with certain agreements previously entered into between Company and Dr. Rittman and with third parties. Prior to these agreements, the Company is the exclusive license holder for certain intellectual property relating to Hermes’ system and method for scheduling categorized deliverables, according to demand, at the customer’s location based on smartphone application and/or via the internet. As a result of these agreements, the Company shall remain a licensee per the terms of the original License Agreement and will develop the first product with Dr. Rittman and his partners.

On March 29, 2016, Gopher contributed all of its rights relating to its proprietary microchip that is within a sticky patch package (the “Patch”) to Guardian Patch, LLC (the “Guardian LLC”) in consideration of 50% of the profit generated by Guardian LLC (the “Joint Venture”). Guardian LLC is responsible for investing all needed funds for the purpose of developing the Patch and related products to the Patch. In addition, Guardian LLC is required to provide short term loans to Gopher on an as needed basis secured solely by Gopher’s economic interest in the Joint Venture. The Company will provide IT services to Guardian LLC for a monthly fee. Dr. Rittman has signed an amendment employment agreement with the Company.

On July 21, 2016 members of the Guardian Patch LLC together with Dr. Rittman incorporated Alpha EDA, LLC (“Alpha”). The members of the LLC appointed Dr. Rittman as the manager of Alpha. The Company, the LLC and Alpha have agreed that all Epsilon Rights, as well as Puzpix rights, will be assigned to Alpha. Alpha and the Company will enter into a JV agreement similar to the Patch Joint Venture agreement (as described above), whereby Alpha will fund all of its operational and developmental needs (software development, support, marketing and administrative), and the profits of Alpha will be distributed equally to the two equal Joint venture partners, Guardian Patch LLC and the Company. Alpha will hold all intellectual property rights related to software. Currently, two products will be owned by Alpha – the Epsilon software and the Puzpix social game. The Company and its technology licensing partners, Guardian Patch LLC and Alpha EDA, LLC, are preparing to introduce both new products (Epsilon & PuzPix) to the market this year, and the Sphere in the first quarter of 2017. The Epsilon product will be presented for time-based license agreements utilizing a designated website on top of customary distributing channels for the product. Epsilon which is under confidential evaluation agreement with third party will be offered as a Time Base License, where the PUPIX potential income is based on potential advertisement income.

Results of Operations:

Fiscal quarter ended September 30, 2016 and September 30, 2015

A comparison of the statements of operations for the three months ended September 30, 2016 and 2015 is as follows:

Revenues:

The following table summarizes our revenues for the three months ended September 30, 2016 and 2015:

Fiscal quarter ended September 30,	2016	2015
Total revenues	$45,000	$22,500

During the first quarter of 2016, Guardian Patch LLC, which funds the development of the Patch, was billed by the Company for IT services provided by Dr. Rittman for a monthly fee of $30,000. The fee was billed for the first time in March, and the bill was paid. From April 1, 2016, and going forward, the Company billed Guardian Patch LLC $15,000 per month.

In the quarter ended on September 30, 2015, the Company was able to leverage its consulting expertise in the area of foreign exchange. Revenue derived from one customer in both cases, but the periods are not comparable due to the differing nature of the services provided in each case.

Operating expenses:

The following table summarizes our operating expenses for the three months ended September 30, 2016 and 2015:

Fiscal quarter ended September 30,	2016	2015
Total operating expenses	$727,172	$29,529

Operating costs in the current period were much higher than the prior period, mainly due to higher marketing costs, patent fees, programming fees, and IT services costs. Marketing costs include the Waterford agreement, including the warrant issued for those services. The current period reflects the issuance of a warrant to Waterford. The warrant expense was calculated using Black-Scholes, although the strike price at $2.25 means that the option is currently out of the money. The Company revalued the warrant expense based on a stock price at September 30, 2016 of $0.40, and the historical volatility is 339%. We have expensed only the portion of the warrant that was vested at June 30, 2016, due to the counterparty’s failure to perform under the agreement; 93,750 shares vested under the agreement with Waterford in the second quarter, when the agreement was consummated. The current period reflects a significant change in the fair market value of the warrant on 93,750 shares issued to Waterford in the previous (second) quarter. This reflects a significant change in the stock price at the end of the third fiscal quarter, and a higher volatility than in the previous quarter. This is a non-cash adjustment to the warrant value, and the warrant will be marked to market each quarter for their remaining life, which at September 30, 2016 is 4.7 years.

Legal costs include prepaid legal expenses valued at $675,946.

Other income (expense):

The following table summarizes our other income (expense) for the three months ended September 30, 2016 and 2015:

Fiscal quarter ended September 30,	2016	2015
Interest income	$0	$1,380
Interest (expense)	(4,800)	(13,308)
Total other income (expense)	(4,800)	(11,928)

The periods are roughly comparable in both interest income and interest expense. The Company has converted a number of notes to equity, and had restructured its balance sheet in 2015. Currently, there is only the Note I note outstanding; in the prior period, there were 2 notes, but on the Note I note, the unamortized balance was much lower.

Nine months ended September 30, 2016 and September 30, 2015

A comparison of the statements of operations for the nine months ended September 30, 2016 and 2015 is as follows:

Revenues:

The following table summarizes our revenues for the nine months ended September 30, 2016 and 2015:

Year to date at September 30,	2016	2015
Total revenues	$120,000	$67,500

During the first quarter of 2016, Guardian Patch LLC, which funds the development of the Patch, was billed by the Company for IT services provided by Dr. Rittman for a monthly fee of $30,000. The fee was billed for the first time in March, and the bill was paid. From April 1, 2016, and going forward, the Company billed Guardian Patch LLC $15,000 per month.

In the quarter ended on September 30, 2015, the Company was able to leverage its consulting expertise in the area of foreign exchange. Revenue derived from one customer in both cases, but the periods are not comparable due to the differing nature of the services provided in each case.

Operating expenses:

The following table summarizes our operating expenses for the nine months ended September 30, 2016 and 2015:

Year to date at September 30,	2016	2015
Total operating expenses	$1,396,162	$91,499

Operating costs in the current period were much higher than the prior period, mainly due to higher marketing costs, patent fees, programming fees, and IT services costs. Marketing costs include the Waterford agreement, including the warrant issued for those services. The current period reflects the issuance of a warrant to Waterford. The warrant expense was calculated using Black-Scholes, although the strike price at $2.25 means that the option is currently out of the money. The Company revalued the warrant expense based on a stock price at September 30, 2016 of $0.40, and the historical volatility is 339%. We have expensed only the portion of the warrant that was vested at June 30, 2016, due to the counterparty’s failure to perform under the agreement; 93,750 shares vested under the agreement with Waterford in the second quarter, when the agreement was consummated. The current period reflects a significant change in the fair market value of the warrant on 93,750 shares issued to Waterford in the previous (second) quarter. This reflects a significant change in the stock price at the end of the third fiscal quarter, and a higher volatility than in the previous quarter. This is a non-cash adjustment to the warrant value, and the warrant will be marked to market each quarter for their remaining life, which at September 30, 2016 is 4.7 years.

Legal costs include prepaid legal expenses valued at $675,946.

Other income (expense):

The following table summarizes our other income (expense) for the nine months ended September 30, 2016 and 2015:

Year to date at September 30,	2016	2015
Interest income	$0	$1,935
Interest (expense)	(24,178)	(32,675)
Total other income (expense)	(24,178)	(30,740)

The periods are roughly comparable in both interest income and interest expense. The Company has converted a number of notes to equity, and had restructured its balance sheet in 2015. Currently, there is only the Note I note outstanding; in the prior period, there were 2 notes, but on the Note I note, the unamortized balance was much lower.

Liquidity and Capital Resources

Our cash and cash equivalents were $46,933 and $1 for the periods ended September 30, 2016 and September 30, 2015. Cash flows provided by operations in the first nine months of 2016 was $25,882, compared to cash flows provided by operations of $1 in the first nine months of 2015. Working capital year to date 2016 improved significantly from the same period in 2015: other assets and accounts receivable decreased from the beginning of the year, and prepaid expenses increased, but less than in the prior period. Accounts payable increased by $411,304 from the beginning of the year, compared to an increase of $57,256 in the prior period.

Non-cash items included shares issued for marketing services from Waterford valued at approximately $13,000, shares issued for legal services valued at $675,946, and a non-cash warrant expense of $37,480. In the prior period, the Company issued shares for marketing valued at approximately $26,000.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of additional income and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $1,300,340 in the first nine months of the year, and our operating activities provided $25,882 in the first nine months of the year. Our net loss was caused in part by a non-cash warrant expense of $37,480, which has been revalued at September 30, 2016, and prepaid legal services valued at $675,946. The Company had a working capital deficit of $493,638, stockholders’ deficit of $531,446, and accumulated deficit of $3,808,486 at September 30, 2016. This raises substantial doubt about its ability to continue as a going concern. The Company is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts. Per the Joint Venture agreement, the Guardian Patch LLC has committed to provide the Company with all its working capital needs, the LLC’s commitment has decreased much of the risk of going concern.

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

Debt Financing Arrangements

As of September 30, 2016, the Company has only one convertible note outstanding with a third party (“Note I”). The current note balance at September 30, 2016 is $46,344, which includes $9,660 of accrued interest. At December 31, 2015, the Company had only this note outstanding as well. The balance at that time was $38,924, which included accrued interest of $6,851.

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

Note I has agreed to restrict its ability to convert the Note I Note and receive shares of common stock such that the number of shares of common stock held by it in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The Note I Note was issued to Note I in reliance upon exemptions from registration pursuant to Section 3(a)(9) under the Securities Act of 1933. Note I is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. In addition, on March 2, 2015, the Company and Note I amended that certain 10% Convertible Debenture (the “Note I Debenture”) which debt underlying the Note I Debenture was initially incurred on October 6, 2009 and exchanged for the Note I Debenture on January 19, 2014. The parties agreed that the conversion price in the Note I Debenture would not be impacted by the 1:1,000 stock split implemented by the Company on February 24, 2015 and will remain $0.0075273. Beneficial Conversion Feature (“BCF”) in the amount of $75,273 has not yet been fully amortized from the note balance. As of September 30, 2016, $8,698 remains to be amortized.

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

Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”). Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. We had revenue of $45,000 and $22,500 for the fiscal quarters ended September 30, 2016 and 2015, respectively.

During the quarter ended September 30, 2016, 100% of the Company’s revenue was related to IT service provided to the LLC for Dr. Rittman services, in connection with the development of the Patch.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2016, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Though the Company is not certain, it believes the Wells notice was issued as a result of the Company's failure to disclose within four business (4) days on Form 8-K a material event regarding an unregistered sale of the Company's securities (the "Material Event"). The Company subsequently reported the Material Event in its filings under the Securities Exchange Act of 1934, as amended, and has filed an amended and restated 10-Q for second quarter of 2014 with the SEC.

On or around November 10, 2016, the Company filed a complaint against Consultant in Superior Court of the State of California, County of Riverside, for Breach of Contract and Breach of Implied Covenant of Good Faith and Fair Dealing.

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

On February 2, 2015, the Company’s transfer agent issued Blackbridge Capital, LLC (“Blackbridge”) 4,843,398 shares of common stock (the “Blackbridge Shares”) upon Blackbridge submitting a conversion notice converting a Convertible Promissory Note (the “Blackbridge Note”) in the principal amount of $90,000 plus interest. The Blackbridge Shares were issued without a standard restrictive legend as Blackbridge delivered a legal opinion to remove the restrictive legend under Rule 144 together with the conversion note. The Company believes that Blackbridge was in breach of the agreements entered with the Company in September 2014. The Company is contemplating commencing litigation against Blackbridge in connection with this matter.

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

On September 16, 2015, the Company and Hermes entered into that certain Amended and Restated Territorial License Agreement amending and restating the Territorial License Agreement to grant the Company an exclusive worldwide license to the Technology. In addition, subject to the Company providing Hermes with $5,000,000 in working capital, for a period of one year, the Company will have the option to acquire a 100% of the membership interest of Hermes in consideration of 20,000,000 shares of common stock of the Company. Further, in the event the Company provides less than $5,000,000 to Hermes the Company will have the option to acquire a pro-rata portion of the membership interests of Hermes in consideration of a pro-rata amount of shares of common stock of the Company.

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

On April 25, 2016, the Company issued 200,000 common shares worth $1,505 to a third party that converted a portion of the GVG note, which was reduced by the same amount. On September 9, 2016, the Company issued 300,000 common shares worth $2,258 to a third party that converted a portion of the GVG note, which was reduced by the same amount.

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

On June 17, 2016, the Company engaged a law firm to provide certain legal services to the Company in consideration of 900,000 shares of common stock of the Company (the "Retainer Shares"). The value of the Shares is $233,982, and this amount was recorded as a legal expense.

On June 20, 2016, two holders (the "Preferred Stock Holders") of an aggregate of 2,400 shares of Series D Preferred Stock (the "Preferred Shares") of the Company converted the Preferred Shares into an aggregate of 2,400,000 shares of common stock of the Company at $0.01 per share. The Preferred Stock Holders are executive officers and directors of the Company.

On August 5, 2016, two holders (the "Preferred Stock Holders") of an aggregate of 17,400 shares of Series D Preferred Stock (the "Preferred Shares") of the Company executed conversion notices to convert the Preferred Shares into an aggregate of 17,400,000 shares of common stock of the Company at $0.01 per share, effective November 16, 2016. The Preferred Stock Holders are executive officers and directors of the Company.

In addition, on August 5, 2016, Direct Communications, Inc. ("Direct Communications"), a holder of 8,950 shares of Series D Preferred Stock (the "Direct Communications Preferred Shares") of the Company executed a conversion notice to convert the Direct Communications Preferred Shares into 8,950,000 shares of common stock of the Company at $0.01 per share.

The above issuances of common stock in connection with the conversions of the Series D Preferred Stock will increase the number of shares of common stock of the Company by 26,350,000 shares.

That certain retainer agreement dated June 17, 2016 entered into by and between the Company and its attorney was amended and restated on August 16, 2016, whereby the Company's attorney agreed to provide legal services to the Company for a flat fee of 2,600,000 shares of common stock of the Company and a monthly cash flat fee. The Company issued 900,000 shares of common stock to the attorney during the current fiscal quarter to prepay legal services valued at $233,982. The Company will issue an additional 1,700,000 shares to the attorney to cover legal costs that exceed $233,982, per the above amendment.

On September 30, 2016, a third party converted $11,291 of the GV Global Note into 1,500,000 shares. On or around October 26, 2016, a third party converted $14,302 of the Note I into 1,900,000 shares. Those conversions reduced the overall principal balance on that note to $40,740

Advisory Board members (which such Advisory Board was assembled during September 2016) will receive remuneration in the form of cash ($3,000 per quarter) and stock options in consideration of serving as Advisory Board members and each Advisory Board member's term will be one (1) year from the date of appointment or until a successor is duly elected. The Company intends to indemnify each Advisory Board member against any liability incurred while serving as an Advisory Board member. Each of the four Advisory Board members are entitled to Stock Options to acquire 100,000 shares of common stock of the Company for a period of five years at an exercise price of $2.50 per share. The Stock Options vest as to (i) 40,000 shares upon issuance and (ii) in three (3) equal tranches of 20,000 shares every six (6) months.

The issuances of the above securities were made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder.  The above parties are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES. FLEMING!

Exhibit No.	Description
3.1	Certificate of Incorporation of Forex International Trading Corp. (6)
3.2	Bylaws of Forex International Trading Corp. (6)
3.3	Certificate of Designation for Series A Preferred Stock (14)
3.4	Certificate of Designation for Series B Preferred Stock (21)
3.5	Certificate of Designation – Series C Preferred Stock (22)
3.6	Amendment to the Certificate of Designation for the Series B Preferred Stock (25)
3.7	Amendment to the Certificate of Designation for the Series C Preferred Stock(25)
3.8	Certificate of Change filed pursuant to NRS 78.209 (31)
3.9	Articles of Merger filed pursuant to NRS 92.A.200 (31)

3.10	Certificate of Amendment to the Articles of Incorporation of Gopher Protocol Inc. (34)
4.1	Convertible Promissory Note issued by the Company to ATL dated July 8, 2010 (3)
4.2	Secured and Collateralized Promissory Note issued by ATL to the Company dated July 8, 2010 (3)
4.3	Collateral and Security Agreement by and between Forex International Trading Group and ATL dated July 7, 2010 (3)
4.4	Promissory Note issued to Rasel Ltd. Dated October 6, 2009(7)
4.5	Promissory Note issued to Rasel Ltd. Dated October 20, 2009 (7)
4.6	Letter Agreement between Rasel Ltd. and Forex International Trading Corp. dated January 22, 2011 (8)
4.7	Letter Agreement by and between Forex International Trading Group and ATL dated November 8, 2010(9)
4.8	6% Convertible Note issued to APH (11)
4.9	6% Convertible Debenture issued to HAM dated April 5, 2011 (14)
4.10	Promissory Note dated November 30, 2011 issued to Cordellia d.o.o. in the amount of $1,000,000 (18)
4.11	$500,000 Convertible Promissory Note issued by Forex International Trading Corp. (23)
4.12	$400,000 Secured and Collateralized Promissory Note issued by Vulcan Oil & Gas Inc. (23)
4.13	Securities Purchase Agreement dated July 24, 2013 entered with Asher Enterprise Inc. (26)
4.14	Convertible Promissory Note issued to Asher Enterprises Inc. (26)
4.15	10% Convertible Debenture issued to GV Global Communications Inc. (30)
4.16	Amendment to 10% Convertible Promissory Debenture held by GV Global Communications, Inc. (32)
4.17	Series D Preferred Stock Certificate of Designation (32)
4.18	Common Stock Purchase Warrant (40)
10.1	Software Licensing Agreement dated April 12, 2010, by and between Forex International Trading Corp and Triple (1)
10.2	Employment Agreement dated April 23, 2010, by and between Forex International Trading Corp and Darren Dunckel (2)
10.3	Letter Agreement by and between Forex International Trading Corp. and Anita Atias, dated July 29, 2010 (4)
10.4	Letter Agreement by and between Forex International Trading Corp. and Stewart Reich, dated July 29, 2010 (4)
10.5	Letter Agreement by and between Forex International Trading Corp. and Mr. William Glass, dated November 6, 2010 (5)
10.6	Share Exchange Agreement by and between Forex International Trading Corp. and APH (10)
10.7	Letter Agreement by and between Forex International Trading Corp., APH, Medirad Inc. and Rasel Ltd. (11)
10.8	Letter Amendment by and between Forex International Trading Corp. and William Glass, dated March 4, 2011 (13)
10.9	Letter Amendment by and between Forex International Trading Corp. and Stewart Reich, dated March 4, 2011 (13)
10.10	Employment Agreement by and between Forex International Trading Corp. and Liat Franco, dated March 7, 2011 (13)
10.11	Agreement between Forex International Trading Corp. and APH dated April 5, 2011 (14)
10.12	Conversion Agreement between MP and Forex International Trading Corp. dated April 5, 2011 (14)
10.13	Share Exchange Agreement between Forex International Trading Corp. and dated April 5, 2011 (14)
10.14	Agreement to Unwind and Mutual Release dated as of July 11, 2011 by and between Forex International Trading Corp., Forex NYC and Wheatley Investment Agreement by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated September 27, 2011 (16)
10.15	Registration Rights Agreement with Centurion by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated September 27, 2011 (16)
10.16	Intentionally Left Blank
10.17	Settlement Agreement by and between Forex International Trading Corp., A.T. Limited, Watford Holding Inc. and James Bay Holdings, Inc. dated November 1, 2011 (17)

10.18	Settlement and Foreclosure Agreement between Forex International Trading Corp., AP Holdings Limited, H.A.M Group Limited and Cordellia d.o.o.(18)
10.19	Annulment of Share Purchase Agreement dated December 5, 2011 between Triple 8 Limited, AP Holdings Limited, H.A.M Group Limited and 888 Markets (Jersey) Limited (18)
10.20	Promissory Note issued to Forex International Trading Corp. dated December 13, 2011 (19)
10.21	Stock Pledge Agreement executed by Fortune Market Media Inc. dated December 13, 2011 (19)
10.22	Conversion Agreement between the Company and GV Global Communications, Inc. (22)
10.23	Agreement by and between and Direct JV Investments Inc., Forex International Trading Corporation and Vulcan Oil & Gas Inc. dated January 7, 2013 (23)
10.24	Evaluation License Agreement dated September 2, 2013, by and between Forex International Trading Corp and Micrologic Design Automation, Inc. (27)
10.25	Letter Agreement dated January 2, 2014, by and between Forex International Trading Corp and Micrologic Design Automation, Inc. (28)
10.26	Settlement Agreement by and between Forex International Trading Corp. and Leova Dobris dated November 14, 2014 (29)
10.27	Exchange Agreement by and between Forex International Trading Corp. and Vladimir Kirish dated January 22, 2015 (30)
10.28	Exchange Agreement by and between Forex International Trading Corp. and GV Global Communications Inc. dated January 22, 2015 (30)
10.29	Agreement by and between Forex International Trading Corp. and Fleming PLLC dated January 22, 2015 (30)
10.30	Territorial License Agreement dated March 4, 2015, by and between Gopher Protocol Inc. and Hermes Roll LLC (32)
10.31	Amended and Restated Territorial License Agreement dated September 16, 2015 by and between Hopher Protocol Inc. and Hermes Roll LLC (35)
10.32	Letter Agreement dated November 20, 2015 by and between Gopher Protocol Inc. and Dr. Danny Rittman (36)
10.33	Consulting Agreement dated November 11, 2015, by and between Gopher Protocol Inc. and Michael Korsunsky (37)
10.34	Employment Agreement by and between Gopher Protocol Inc. and Mansour Khatib dated April 16, 2016 (38)
10.35	Amended and Restated Employment Agreement by and between Gopher Protocol Inc. and Dr. Danny Rittman dated April 19, 2016 (39)
10.36	Consulting Agreement dated September 10, 2016, by and between Gopher Protocol Inc. and Waterford Group LLC (40)
16.1	Letter from Alan R. Swift, CPA, P.A. (33)
21.1	List of Subsidiaries (24)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2010
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 28, 2010
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 13, 2010
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 3, 2010

(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 9, 2010
(6)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 9, 2009.
(7)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on November 2, 2009.
(8)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on January 29, 2010.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 22, 2010
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 17, 2010
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2011
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 2, 2011
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 9, 2011
(14)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 6, 2011
(15)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 20, 2011
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 29, 2011
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 9, 2011
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 12, 2011
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 16, 2011
(20)	Incorporated by referenced to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 13, 2012
(21)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 14, 2012
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 27, 2012.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 9, 2013.
(24)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2013.
(25)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 20, 2012.
(26)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 1, 2013.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 4, 2013.
(28)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2014.
(29)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 20, 2014
(30)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 27, 2015
(31)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 18, 2015
(32)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 12, 2015
(33)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 24, 2015

(34)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 1, 2015
(35)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 16, 2015
(36)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 21, 2015
(37)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 28, 2015
(38)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2016
(39)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2016
(40)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 13, 2016

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

GOPHER PROTOCOL INC. (Registrant)

Date: November 15, 2016	By:	/s/ Michael Murray
Michael Murray
President, Chief Executive Officer, Secretary, Treasurer and Director (Principal Executive, Financial and Accounting Officer)

By:	/s/ Danny Rittman
Danny Rittman
Chief Technology Officer and Director

By:	/s/ Erik Klinger
Erik Klinger
Chief Financial Officer

By:	/s/ Mansour Khatib
Mansour Khatib
Chief Marketing Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Michael Murray	Michael Murray	President, CEO, CFO, Secretary, Treasurer and Director	November 15, 2016
(Principal Executive, Financial and Accounting Officer)

/s/ Danny Rittman	Danny Rittman	Chief Technology Officer and Director	November 15, 2016

/s/ Erik Klinger	Erik Klinger	Chief Financial Officer	November 15, 2016

/s/ Mansour Khatib	Mansour Khatib	Chief Marketing Officer and Director	November 15, 2016

