Form 10-K
period 2016-12-31
Gopher Protocol Inc.
filed 2017-03-31
CIK 1471781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

 1934

For the fiscal year ended: December 31, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

Commission File Number: 000-54530

GOPHER PROTOCOL INC.

(Exact name of registrant as specified in its charter)

Nevada	27-0603137
State or other jurisdiction of	I.R.S. Employer Identification Number
incorporation or organization

2500 Broadway, Suite F-125, Santa Monica, CA 90404

(Address of principal executive offices)

Issuer's telephone number: 424 238-4589

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

As of June 30, 2016, the market value of our common stock held by non-affiliates was approximately $7,976,362, which is computed based upon the closing price on that date of the Common Stock of the registrant on the OTCQB maintained by OTC Markets Group Inc. of $0.80. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of March 31, 2017, 41,420,372 shares of common stock, $.00001 par value per share, of the registrant were outstanding.

Documents incorporated by reference:  None

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to “Gopher” “ “GOPH” “the Company,” “we,” “us,” and “our” refer to Gopher Protocol, Inc.

Except for the historical information contained herein, some of the statements in this report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosures about Market Risk." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at a competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under U.S. federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

Overview

Gopher Protocol Inc. (the “Company”, “we”, “us”, “our”, “Gopher”, “Gopher Protocol” or "GOPH”) was incorporated on July 22, 2009 under the laws of the State of Nevada and is headquartered in Santa Monica, California. Gopher is a development stage company that is creating innovative mobile microchip (ICs) and software technologies based on GopherInsight™, technology that the Company has an exclusive license to market in perpetuity. For the fiscal year ended December 31, 2016, the Company generated $165,000 from the provision of IT services to Guardian Patch LLC, a related party.

GopherInsight™ is a patented, licensed, real-time heuristic- (self-learning/artificial intelligence) based mobile technology. GopherInsight™ chip technology, if successfully fully developed, will be able to be installed in mobile devices (smartphones, tablets, laptops, etc.) as well as stand-alone products. It is intended that GopherInsight™ software applications will work in conjunction with GopherInsight™ microchips across mobile operating systems, providing computing power, advanced database management/sharing functionalities and more. The technology under development consists of a smart microchip, mobile application software and supporting software. The system contemplates the creation of a global network. Upon development, the Company believes that its microchip technologies may be installed within mobile devices or on SIM cards. The Company and Guardian Patch, LLC are currently rolling out the following products:

Products:

(i)	Guardian Patch & Guardian Pet Tracker - The Company has applied the mobile technology into an electronic circuit including a proprietary microchip that is within a sticky patch package (the "Patch"). The Patch can be affixed to any object, mobile or static, which will enable the object to which it is affixed to be tracked remotely. It is our goal to have the electronic circuit communicate with other similar working patches via a separate, secured and private network. Upon affixing the Patch on an object, the circuit is turned on, after which the electronic circuit regularly transmits an identification signal in order to identify the device's geographical location. The Patch works in conjunction with a software application to provide tracking function operations. The system includes its own power source. The Patch will also perform an emergency feature. In the event of an emergency situation, one would simply peel the Patch off. Upon removing the Patch, it operates in a constant transmission mode, sending emergency signals. The patch also alerts the user's friends and family about the user's location. No GPS or conventional network, such as GSM, is needed. The Company and its JV partner Guardian Patch, LLC are also currently ramping up their efforts for the release of their Guardian Pet Tracker, which is primarily designed for pets, but may also be used for tracking children, adults, including the disabled, inventory, artwork or virtually any object located within an area covered by the device. The Guardian Pet Tracker (also known as the "Sphere") system is a derivative technology of the Company's Guardian Patch technology. The Sphere is designed to provide its users with local tracking capability using a rechargeable/replaceable battery source. The Sphere is an innovative tracking device that can easily be attached to a pet’s collar and then transmit real-time location information to the smartphone(s) or website account of the registered owner of the device. The Sphere has a rechargeable battery and operates on the exclusive Guardian private network which provides owners with the unique ability to obtain real-time tracking information without the need for GPS, Wi-Fi or cellular service. The Sphere includes state of the art radio technology, a GPS system and micro controller systems, with a potential “back-up” Bluetooth unit. The Sphere sends signals in specific intervals to report on its location. The Sphere’s system analyzes the information using its proprietary, advanced mathematical modeling software that precisely calculates the Sphere's location. The Sphere's mobile application then presents the exact location of the Sphere on the map. An additional unique system feature is the Sphere's Emergency Alert system. Users of the Sphere have the ability to transmit emergency alerts directly from their mobile apps, which transmit their Sphere locations. All registered users located in such a Sphere's proximity will be notified about the Emergency and may notify the user about the Sphere's recovery (which we fondly refer to as a “private emergency alert”). The Sphere utilizes a bi-directional system which enables data transmission/receiving acknowledgment. It also includes error correction protocol to ensure data accuracy. The Sphere has its own rechargeable battery. The Sphere also comes with its own ID. This ID is registered on the mobile app to track the Sphere's location. Multiple Spheres can be registered on the same app for multiple tracking. The Company anticipates beginning an online pre-sales in March 2017.

(ii)	Epsilon Mobile RV - While developing the core technology of the Company, and relying on prior knowledge, the Company and its technology licensing partner, Guardian Patch LLC and Alpha EDA, LLC, developed Gopher Epsilon Software, which is an internal, proprietary platform that has been developed as a designated tool for the mobile industry to accelerate signoff Reliability Verification (RV) with Accurate and Precise Interactive Error Detection and Correction. The software is targeted to assist microchip designers to produce power-aware, faster performance and longer lifespan integrated circuits. The software significantly prolongs a battery's life, enabling mobile and static electronic devices longer operation time and better performance. The software is currently installed on a third party’s system for the purpose of evaluation of the software’s performance.

(iii)	PUZPIX - While developing the core technology of the Company, and relying on prior knowledge, the Company and its technology licensing partner, Guardian Patch LLC and Alpha EDA, LLC, developed PUZPIX (version I) as a social media game. PUZPIX is a social media game based on GOPHERINSIGHT™ technology licensed by the Company. The game uses a computerized framework to create a puzzle from images that users upload onto the system’s server. The user creates an account and has the option to store images in the designated "Friends" area and/or in the designated "All" (public) area. Only approved friends will be granted access to the images in the "Friends" area and all players have access to the "All" area. Upon a user’s request, the system turns an image into a puzzle of at least nine pieces, though more challenging puzzles can be made once the user achieves a higher level of skill. Upon the Company and its Partners launching their GopherInsight™ integrated circuit technology, of which there is no guarantee, the Company also hopes to develop a version III of PUZPIX to include domestic / international exchanges of puzzle pieces that could be shared worldwide. In addition to allowing its users to upload short videos to share with their PUZPIX "Friends", which appear as thumbprint puzzles of the videos, the new and advanced Version 2.8 also allows its users to post links to YouTube videos, which also appear as thumbprint puzzles of the videos. Once a personal video puzzle or a YouTube video puzzle has been assembled, the user can then watch the video in its entirety, immediately after which the video automatically disappears and cannot be saved. The feature which allows users to upload videos from their libraries can only be utilized between PUZPIX "Friends", while posting links to YouTube videos can be shared between "All" users. The Company and its Partners are examining the possibility of launching a crowdfunding campaign for the PUZPIX app.

(iv)	Guardian Pack - While developing the core technology of the Company, and relying on prior knowledge, the Company and its technology licensing partner, Guardian Patch LLC and Alpha EDA, LLC, developed this application. The current version is a mobile application to track groups and families via a GPS-enabled map. The objective of the app is to enable group tracking in real time. The user creates a group, by inviting members into the group. The app includes a FindMeNow feature, where users can find other members of their group on a map. The Company intends to provide the GuardianPack application for free to users, and will likely charge a subscription for advanced features, to be developed.

Joint Ventures

In March 2016, the Company and Dr. Danny Rittman, Co-Chairman, CTO and a shareholder, entered into an agreement intended to clarify the relationship between Dr. Rittman and the Company and the ownership of certain technology in connection with certain agreements previously entered into between Company and Dr. Rittman and with third parties. Prior to these agreements, the Company was the exclusive license holder for certain intellectual property relating to Hermes’ system and method for scheduling categorized deliverables, according to demand, at the customer’s location based on smartphone application and/or via the internet. As a result of these agreements, the Company shall remain an exclusive licensee per the terms of the original License Agreement and will develop the first products with Dr. Rittman and his partners.

On March 29, 2016, Gopher contributed all of its rights relating to its proprietary microchip that is within a sticky patch package (the “Patch”) to Guardian Patch, LLC (“Guardian LLC”) in consideration of 50% of the profit generated by Guardian LLC (the “Joint Venture”). Guardian LLC is responsible for investing all needed funds for the purpose of developing the Patch and related products to the Patch. In addition, Guardian LLC is required to provide short term loans to Gopher on an as needed basis secured by Gopher’s economic interest in the Joint Venture. The Company will provide IT services to Guardian LLC for a monthly fee. Dr. Rittman has signed an amendment employment agreement with the Company.

On July 21, 2016 members of the Guardian Patch LLC, together with Dr. Rittman, incorporated Alpha EDA, LLC (“Alpha”). The members of the LLC appointed Dr. Rittman as the manager of Alpha. The Company, the LLC and Alpha have agreed that all Epsilon Rights, as well as Puzpix rights, will be assigned to Alpha. Alpha and the Company entered into a JV agreement similar to the Patch Joint Venture agreement (as described above), whereby Alpha will fund all of its operational and developmental needs (software development, support, marketing and administrative), and the profits of Alpha will be distributed equally to the two equal Joint venture partners, Guardian Patch LLC and the Company. Alpha will hold all intellectual property rights related to software. Currently, three products will be owned by Alpha – the Epsilon software, the Puzpix social game, and the Guardian Pack application. The Company and its technology licensing partners, Guardian LLC and Alpha, are preparing to introduce these new products (Epsilon, Guardian Pack & PuzPix) to the market this year, and the Sphere in the first quarter of 2017. The Epsilon product will be presented for time-based license agreements utilizing a designated website on top of customary distributing channels for the product. Epsilon is under confidential evaluation agreement with third party.

Regulatory

The Company has commenced development, and the Company has completed the Statement of Work (SOW) for the Federal Communications Commission (“FCC”) survey to deploy the Company's Guardian Global Tracking Device within the continental US. The Company has also completed their transmitters/transceivers modules feasibility research. Although the Company can use open channels and, therefore, is not required to comply with various FCC regulations relevant to the system, the Company is seeking to comply with FCC regulations. The FCC regulates the limits of potentially harmful interference to licensed transmitters due to low power unlicensed transmitters. The Guardian Patch/Sphere system consists of advanced security protocols in order to maintain the global, private, fully-secured network. In addition, the Guardian Patch device needs to perform communication tasks across the globe providing breakthrough tracking features.  The Company and its technology licensing partner, Guardian LLC, successfully completed thorough research that involved security, performance and FCC regulations compliance. Based on this research, a set of particular frequencies was chosen to be used by Guardian LLC.  By the end of this year, the Company completed the design and construction of the Guardian Patch/Sphere circuit prototype device. The Company has completed the construction of 10 prototype units, and performed intensive testing program to be tested as a complete system in designated areas by the Company. In December 2016, Guardian LLC issued Statement of Work for the Placement and Development of Guardian Sphere and its Base System. For this project, Guardian LLC has assembled a team of eight, including a Project Manager, CTO, digital and software engineers, a specialist algorithm mathematician and project leader. This team was assembled by Guardian LLC, and is based in the USA, Europe and Asia. Per the Joint Venture agreement, Guardian LLC is funding the SOW project.

Intellectual Property

To date, Dr. Rittman has filed for 16 different patents with an additional three in process, as well as six trademarks. The patents are owned by Dr. Rittman, our CTO, but the Company is the exclusive licensee of these patents and trademarks in perpetuity. These patents and trademarks, as well as various websites and social media platforms, comprise the Company’s intellectual properties. The Company and Dr. Rittman are in the process of consolidating some or all of these patents into a single comprehensive patent for the Guardian Patch. To date, none of the Company’s patents have been granted, but two trademarks been granted.

Employees

As of December 31, 2016, we had four direct employees. All Company’s development and marketing activities are being performed via third parties as consultants or vendors.

In connection with the Company's desire to retain highly qualified individuals to advise the Company with respect to certain aspects of its business, the Company has adopted an Advisory Board Charter, effective September 1, 2016, and has appointed four (4) members to its newly-created Advisory Board, in order to advise the Company on the roll-out of its technologies, including its Guardian Patch "GOPHERINSIGHT™" circuit prototype device. The Company's CTO, Dr. Danny Rittman, serves as Chairman of the Advisory Board. The Advisory Board has held one quarterly session during the last quarter of 2016.

Operations

The Company is developing a real-time, heuristic based, mobile technology. The technology under development consists of a smart microchip, mobile application software and supporting software.

Clients and Customers

At December 31, 2016, the Company has one significant customer that accounts for all of its revenue during fiscal year 2016, which is a related party through its joint venture agreement.

Competition

The Company is developing a real-time, heuristic based, mobile proprietary technology. The technology under development consists of a smart microchip, mobile application software and supporting software. Although the way that the software works is unique and the technology is protected via patents and trademarks, the Company will be competing with other mobile devices at least in a peripheral way.

Advisory Board

In connection with the Company's desire to retain highly qualified individuals to advise the Company with respect to certain aspects of its business, the Company has adopted an Advisory Board Charter, effective September 1, 2016, and has appointed four (4) members to its newly created Advisory Board, in order to advise the Company on the roll-out of its technologies, including its Guardian Patch "GOPHERINSIGHT™" circuit prototype device (the "Patch"). Each of the Company's Advisory Board members are seasoned veterans of the technology industry and are considered experts in their respective fields. All of the Advisory Board members hold PhD's from prestigious universities and are reputable figures within academia. The Advisory Board will advise the Company on a wide variety of technological issues, including R&D matters such as integrated circuit reliability and design concepts, EDA (Electronic Design Automation) software architecture and automation algorithms. In addition, each Advisory Board member's prior experience and current rolls in key technology industry positions will provide the Company with vastly more knowledge in the areas of mobile technology, physics and advanced mathematics. The Company's CTO, Dr. Danny Rittman, serves as Chairman of the Advisory Board.

Having been formed in September 2016, Advisory Board members will receive remuneration in the form of cash ($3,000 per quarter) and stock options in consideration of serving as Advisory Board members and each Advisory Board member's term will be one (1) year from the date of appointment or until a successor is duly elected. The Company intends to indemnify each Advisory Board member against any liability incurred while serving as an Advisory Board member. Each of the four members are entitled to 100,000 stock options with a life of 5 years and an exercise price of $2.50 per share. Options shall vest as follows: 40,000 shall vest immediately upon commencement of the advisory board, and 20,000 additional options shall vest every six months thereafter. The Company had its first advisory board meeting in the fourth quarter of fiscal 2016.

Summary of 2016 Millstones

The below progress list details the various milestones achieved by the Company to date, as previously announced by the Company through press releases, interviews, and required filings with the Securities and Exchange Commission:

January 2016 — Patent for Guardian Patch filed; Prototype B successfully tested.

February 2016 — Alpha Phase - Prototype C successfully tested.

March 2016 — Epsilon EDA (evaluates power consumption and heat control in mobile devices) software completed.

April 2016 — Completed SOW for FCC to deploy Guardian Global Tracking; Applied for patent for Guardian Life.

May 2016 — Completion of Mapping software and real-time field testing.

June/July 2016 — Completion and construction of Guardian Patch Prototype (v.10); Introduction of Puzpix.

August 2016 — GopherInsight™ initial coverage of 30 square miles proven in initial testing.

September 2016 — Live Demonstration of Guardian Patch: successfully tested range of 50 square miles in San Diego, California.

October 2016 — Guardian Sphere: Announced: the Sphere will be a tracking device for limited range and shared (i.e. pets, special needs/disabled elderly people, stationary assets); additionally, introduced GuardianPack GPS/Cellular based Application for Tracking Groups over Smartphone with shared results.

November 2016 — GuardianPatch patent was finalized and filed. The patent is associated with systems that locate, track, and monitor the status of people and valuable objects. GuardianPack - group tracking is fully operative.

December 2016 — Guardian LLC issued Statement of Work for the placement and development of Guardian Sphere and its Base System - Prototype Sample. For this project, Guardian has assembled a team of eight, including a Project Manager, CTO, digital and software engineers, a specialist algorithm mathematician, and a project leader. This team was assembled by Guardian, and is based in the USA, Europe and Asia. Per the Joint Venture agreement, Guardian is funding the SOW project through its sources.

ITEM 1A. RISK FACTORS

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 1A. Risk Factors.  Despite the fact that we are not required to provide risk factors, we consider the following factors to be risks to our continued growth and development:

We have a limited operating history in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

We only recently started our operations in our current business in 2015. We have a limited operating history in an evolving industry that may not develop as expected. Assessing our business and future prospects is challenging in light of the risks and difficulties we may encounter. These risks and difficulties include our ability to:

·	accurately forecast our revenues and plan our operating expenses;
·	retain services providers and end-users to use our platforms;
·	successfully compete with the traditional methods of marketing the services offered by our service providers.
·	successfully expand our business;
·	adapt to rapidly evolving trends in the ways consumers and businesses interact with technology;
·	avoid interruptions or disruptions in our service;
·	develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased usage, as well as the deployment of new features and products;
·	hire, integrate and retain talented sales, customer service, technology and other personnel; and
·	effectively manage rapid growth in personnel and operations.

If the demand for engaging services through mobile applications does not develop as we expect, or if we fail to address the needs of our service providers and end users, our business will be harmed. We may not be able to successfully address these risks and difficulties, which could harm our business and results of operations.

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

We shifted our focus to our real-time, heuristic- (self-learning/artificial intelligence) based mobile technology in 2015.  We have a limited operating history and generated limited revenue.  As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data.  Reliance on the historical results may not be representative of the results we will achieve.  Because of the uncertainties related to our limited historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses.  If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable or continue to incur losses.

Gopher Protocol’s results of operations have not resulted in profitability and we may not be able to achieve profitability going forward

Gopher Protocol do not accrue or capitalize development costs (or any costs to this effect) and expense it to its profit and loss statements as required by US GAPP. As such the Company incurred a net loss amounting to $96,116 for the year ended December 31, 2015 and $1,660,184 for the year ended December 31, 2016. Our 2016 quarterly reports on Form 10-Q as filed with the Securities and Exchange Commission should be taken into consideration.  If we incur additional significant operating losses, our stock price, may decline, perhaps significantly. Our management is developing plans to alleviate the negative trends and conditions described above.  Our business plan is speculative and unproven. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will be able to curtail our losses now or in the future.  Further, as we are an emerging enterprise, we expect that net losses will continue and our working capital deficiency will exacerbate.

We have yet to achieve positive cash flow, and our ability to generate positive cash flow is uncertain. If we are unable to generate positive cash flow OR obtain sufficient capital when needed, our business and future prospects will be adversely affected and we could be forced to suspend or discontinue operations.

Our operations have not generated positive cash flow for any reporting period since our inception, and we have funded our operations primarily through the issuance of common stock and short-term and long-term debt and convertible debt. Our limited operating history makes an evaluation of our future prospects difficult. The actual amount of funds that we will need to meet our operating needs will be determined by a number of factors, many of which are beyond our control. These factors include the timing and volume of sales transactions, the success of our marketing strategy, market acceptance of our products, the success of our manufacturing and research and development efforts (including any unanticipated delays), our manufacturing and labor costs, the costs associated with obtaining and enforcing our intellectual property rights, regulatory changes, competition, technological developments in the market, evolving industry standards and the amount of working capital investments we are required to make.

Our ability to continue to operate until our cash flow from operations turns positive will depend on our ability to generate positive cash flow from our operations. If we are unable to generate sufficient cash flow from our operations, our business and future prospects will be adversely affected and we could be forced to suspend or discontinue operations.

The Company sustained net losses of $1,586,226 in this fiscal year, and our operating activities used $15,995. Our net loss was caused in part by a non-cash warrant expense of $177,062, and prepaid legal services valued at $675,948. The Company had a working capital deficit of $757,377, stockholders’ deficit of $803,030, and accumulated deficit of $4,094,372 at December 31, 2016. This raises substantial doubt about its ability to continue as a going concern. The Company is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts. Per the Joint Venture agreement, the Guardian LLC has committed to provide the Company with all its working capital needs, the Guardian LLC’s commitment has decreased much of the risk of going concern.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments. There have been no losses in these accounts through December 31, 2016 and December 31, 2015. Concentration of revenue and accounts payable as of December 31, 2016 and 2015, the Company has one customer, which counts 100% of its revenue. Per the terms of the JV with Guardian Patch LLC, Guardian LLC has committed to fund all Company’s needs, as well as needs of the JV. Failure of the LLC to provide the Company or the JV with said funding would represent a significant Credit Risk.

We WILL require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and we will require additional funds to respond to business challenges, including the need to develop new features and products or enhance our existing products, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business may be harmed.

We depend upon key personnel and need additional personnel

Our success depends on our inability to attract and retain key personnel including Dr. Danny Rittman, our CTO, and our inability to do so may materially and adversely affect our business operations. The loss of qualified personnel could have a material and adverse effect on our business operations.  Additionally, the success of the Company’s operations will largely depend upon its ability to successfully attract and maintain competent and qualified key management personnel. As with any company with limited resources, there can be no guaranty that the Company will be able to attract such individuals or that the presence of such individuals will necessarily translate into profitability for the Company.

Our business requires substantial capital, and if we are unable to maintain adequate CASH FLOWS FROM OPERATIONS our profitability and financial condition will suffer and jeopardize our ability to continue operations

We require substantial capital to support our operations.  If we are unable to generate adequate cash flows from our operations, maintain adequate financing or other sources of capital are not available, we could be forced to suspend, curtail or reduce our operations, which could harm our revenues, profitability, financial condition and business prospects.

There are limitations on director/officer liability

As permitted by Nevada law, the Company’s certificate of incorporation limits the liability of its directors for monetary damages for breach of a director’s fiduciary duty except for liability in certain instances. As a result of the Company’s charter provision and Nevada law, stockholders may have limited rights to recover against directors for breach of fiduciary duty.

We have never paid dividends on our Common Stock

We have never paid dividends on our Common Stock and do not presently intend to pay any cash dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

A small number of existing stockholders hold a controlling interest in our Company, which could limit your ability to influence the outcome of any stockholder vote

Two shareholders beneficially own more than about 47% of the outstanding shares of Common Stock, and another shareholder can convert their preferred position into common shares and control the Company through roughly 62% ownership of our common stock. Under our Certificate of Incorporation and Nevada law, the vote of a majority of the shares outstanding is generally required to approve most stockholder action. As a result, these stockholders will be able to significantly influence the outcome of stockholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Certificate of Incorporation or proposed mergers or other significant corporate transactions.

THERE IS CURRENTLY A LIMITED PUBLIC MARKET FOR OUR COMMON STOCK. FAILURE TO FURTHER DEVELOP OR MAINTAIN A TRADING MARKET COULD NEGATIVELY AFFECT THE VALUE OF OUR COMMON STOCK AND MAKE IT DIFFICULT OR IMPOSSIBLE FOR YOU TO SELL YOUR STOCK.

There is a limited public market for our Common Stock, which is traded on the OTCQB under the symbol GOPH. We cannot give any assurances that there will ever be a mature, developed market for our common stock. Failure to further develop or maintain an active trading market could negatively affect the value of our shares and make it difficult for you to sell your shares or recover any part of your investment in us. Even if a market for our common stock does develop in a material way, the market price of our common stock may be highly volatile. In addition to the uncertainties relating to our future operating performance and the profitability of our operations, factors such as variations in our interim financial results, or various, as yet unpredictable factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our brand and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, for the year ended December 31, 2015, we reported that our disclosure controls and procedures were not effective due to the lack of resources and the reliance on outside consultants. We intend to increase management’s review of our financials. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We are an "emerging growth company," and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act,

•	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) in which we have total annual gross revenue of at least $1.0 billion, or (b) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, or (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Penny stock regulations may affect your ability to sell our common stock.

To the extent the price of our Common Stock remains below $5.00 per share, our Common Stock will be subject to Rule 15g-9 under the Exchange Act, which imposes additional sales practice requirements on broker dealers which sell these securities to persons other than established customers and accredited investors. Under these rules, broker-dealers who recommend penny stocks to persons other than established customers and "accredited investors" must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our Common Stock and may make it more difficult for holders of our Common Stock to sell shares to third parties or to otherwise dispose of them.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 1B. Unresolved Staff Comments. At this time, there are no unresolved staff comments.

ITEM 2. PROPERTIES

During 2016, the Company relocated its headquarters to 2500 Broadway, Suite F-125, Santa Monica, California. The Company pays approximately $5,000 per month in rent for this office space, and paid a $7,500 security deposit that is classified in our financial statements contained herein as a prepaid expense. The lease is being paid for by the Guardian LLC via reimbursement. The Company believes its current facilities will be adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business.  There is currently no litigation that management believes will have a material impact on the financial position of the Company.

In connection with the registration of GopherInside as a trademark, Intel Corporation has requested that the Company abandon the trademark in lieu of potential confusion with their trademark Intel Inside. The Company has taken the initial steps necessary to alleviate any concern Intel may have associated with mobile or computer platforms. Furthermore, the Company holds the opinion that GopherInside is by merit different from “Intel + Inside” . Additionally, a simple online search yields 1,189 live non-Intel marks that include the word “INSIDE.”  The Company has learned that Intel filed a Notice of Opposition to the trademark application on February 2, 2016. The Company decided not to object and agreed to abandon this trademark.

On August 26, 2015, the Company finalized a consulting agreement that it entered into on August 11, 2015 with Michael Korsunsky ("Consultant") pursuant to which Consultant was engaged by the Company to (i) provide introductions to strategic business alliances, (ii) advise on exposure and risk in the operation of smart phone applications and (iii) advise on market fluctuations within the different categories of the smart phone application delivery services sector, in consideration of 100,000 restricted shares of common stock of the Company, which shares were issued on or around August 26, 2015. On or around November 17, 2016, the Company filed a complaint against Consultant in Superior Court of the State of California, County of Riverside, for Breach of Contract and Breach of Implied Covenant of Good Faith and Fair Dealing. The Consultant been served, but to date has not filed a defense.

Warrants Liability

On June 10, 2016, the Company entered into a consulting agreement with Waterford Group LLC ("Waterford") pursuant to which the Company engaged Waterford to provide sales and marketing consulting and advisory services to the Company in consideration of 100,000 shares of restricted common stock of the Company (the "Shares") and a common stock purchase warrant (the "Warrant") to acquire 750,000 shares of restricted common stock of the Company at an exercise price of $2.25 per share for a period of five (5) years. 50,000 of the Shares were issued to Waterford upon the execution of the Agreement. The Warrant vests on a quarterly basis in eight (8) equal quarterly installments each in the amount of 93,750 shares each quarter during the term of the Agreement. The first quarterly installment vested upon the execution of the Agreement and covers Q2 2016 and each subsequent quarterly installment vests each quarter thereafter. The warrant has been recorded as adjusting equity during this quarter. The Company believes that this agreement is in default, as the counterparty failed to perform or provide any services under the agreement. As such, the Company put Waterford on notice in writing during in the third fiscal quarter, that the Company did not issue shares or warrants during the third or fourth fiscal quarters, and does not intend to issue those items as it believes that Waterford is in default under its agreement. The Company has recorded a warrant expense of $177,062 in fiscal 2016.

On or around January 23, 2017, the Company filed a complaint against Waterford and the Company’s Transfer Agent, in Superior Court of the State of California, County of Riverside. On February 1, 2017, the Company obtained a temporary restraining order that prohibits Waterford from (x) lifting the restricted legend from the 50,000 shares that it received in connection with signing the Agreement; (y) selling the 50,000 shares to another party; and, (z) from exercising the warrant on 93,750 shares that was issued and vested upon the execution of the Agreement. As ordered by the court, on February 9, 2016, the Company deposited a Corporate Surety Bond in the amount of $42,875 to secure the temporary restraining order.

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

Having been formed in September 2016, Advisory Board members will receive remuneration in the form of cash ($3,000 per quarter) and stock options in consideration of serving as Advisory Board members and each Advisory Board member's term will be one (1) year from the date of appointment or until a successor is duly elected. The Company intends to indemnify each Advisory Board member against any liability incurred while serving as an Advisory Board member. Each of the four members are entitled to 100,000 stock options with a life of 5 years and an exercise price of $2.50 per share. Options shall vest as follows: 40,000 shall vest immediately upon commencement of the advisory board, and 20,000 additional options shall vest every six months thereafter. The Company had its first advisory board meeting in the fourth quarter of fiscal 2016.

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

The list of goods contained in the GOPHERNET trademark application are:

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

The list of goods contained in the GOPHERINSIGHT trademark application are:

Chip carriers, namely, semiconductor chip housings; Semiconductor chip sets; Semiconductor chip sets for use in mobile microchip and software system; Semiconductor chips; Semiconductor devices; Semiconductor power elements; and Semiconductors.

On July 29, 2016, the staff of the Atlanta Regional Office of the U.S. Securities and Exchange Commission (the "SEC" and the "Commission") advised the Company in a telephone conversation, followed by a written “Wells” notice, that it is has made a preliminary determination to recommend that the Commission file an enforcement action against the Company alleging violations of Section 13(a) of the Securities and Exchange Act of 1934 and Rules 13a-11, 13a-13 and 12b-20 thereunder. A Wells Notice is neither a formal allegation of wrongdoing nor a finding that any violations of law have occurred. Rather, it provides the Company with an opportunity to respond to issues raised by the Commission and offer its perspective prior to any SEC decision to institute proceedings. These proceedings could result in the Company being subject to an injunction and cease and desist order from further violations of the securities laws as well as monetary penalties of disgorgement, pre-judgment interest and a civil penalty.  On September 20, 2016, the Company filed an amended and restated 10-Q for the period ended June 30, 2014.  In February 2017, the SEC advised that it concluded its investigation and that it does not intend to recommend an enforcement action by the SEC against the Company.

On September 20, 2016, the Company filed an amended and restated 10-Q for the period ended June 30, 2014 with the SEC.

As of December 31, 2016, the Company has prepaid 12 months of legal services in shares, valued at $441,966.

ITEM 4. MINE SAFERY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company is authorized to issue 500,000,000 of its $0.00001 par value common stock and 20,000,000 shares of its $0.00001 par value preferred stock Series B and 10,000 shares of its $0.00001 par value preferred stock Series C, as well as 100,000 shares of its $0.00001 par value preferred Series D shares. As of December 31, 2016, 41,420,372 shares of common stock, as well as 45,000 shares of preferred stock Series B, 700 shares of preferred stock Series C, and 66,000 of preferred stock Series D were issued and outstanding. As of December 31, 2016, the Company has 1,040 Treasury shares at cost. As of March 31, 2017, 41,420,372 shares of common stock, as well as 45,000 shares of preferred stock Series B, 700 shares of preferred stock Series C, and 66,000 shares of preferred stock Series D are issued and outstanding. The Board of Directors reserves the right to issue shares of preferred stock in the future indicating preference or rights as appropriate.

Market Information

Our common stock commenced quotation on the OTCQB under the symbol “GOPH”. The following table sets forth the range of high and low prices per share of our common stock for each period indicated.

Quarters Ended	Mar 31		Jun 30		Sept 30		Dec 31
	High	Low	High	Low	High	Low	High	Low
2016	$5.40	$2.50	$3.62	$0.80	$0.98	$0.28	$1.21	$0.21
2015	$539.70	$1.10	$5.24	$3.99	$10.84	$1.00	$10.05	$3.50

Record Holders

The number of holders of record for our common stock as of December 31, 2016 was 61.

Dividends

The Company has not yet adopted any policy regarding payment of dividends.  No cash dividends have been paid or declared since the Date of Inception.

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

Recent Issuances of Unregistered Securities

On or around March 8, 2016, the Company issued 226,110 common shares worth $1,702 to a third party that converted a portion of the PTPI note (as defined below), which was reduced by the same amount. On January 22, 2015, the Company entered into an Exchange Agreement with a Private Third Party Investor (“PTPI”) pursuant to which PTPI exchanged $75,273 in debt into a 10% Convertible Debenture in the principal amount of $75,273 (the “PTPI Note”).

On April 25, 2016, the Company issued 200,000 common shares worth $1,505 to a third party that converted a portion of the PTPI note, which was reduced by the same amount. On September 9, 2016, the Company issued 300,000 common shares worth $2,258 to a third party that converted a portion of the PTPI note, which was reduced by the same amount.

On June 10, 2016, the Company entered into a consulting agreement with Waterford Group LLC ("Waterford") pursuant to which the Company engaged Waterford to provide sales and marketing consulting and advisory services to the Company in consideration of 100,000 shares of restricted common stock of the Company (the "Shares") and a common stock purchase warrant (the "Warrant") to acquire 750,000 shares of restricted common stock of the Company at an exercise price of $2.25 per share for a period of five (5) years. 50,000 of the Shares were issued to Waterford upon the execution of the agreement without Waterford provide consideration. The Warrant vests on a quarterly basis in eight (8) equal quarterly installments each in the amount of 93,750 shares each quarter during the term of the agreement. The first quarterly installment vested upon the execution of the agreement and covers Q2 2016 and each subsequent quarterly installment vests each quarter thereafter. The warrant has been recorded as adjusting equity during this quarter. The Company believes that this agreement is in default, as the counterparty failed to provide services in connection with the agreement under the agreement. As such, the Company put Waterford on notice, and did not issue shares or additional warrants in the third or fourth quarters of the fiscal year.

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

On or around September 30, 2016, a third party converted $11,291 of the PTPI Note into 1,500,000 shares. This reduced the overall principal balance on that note to $55,042. On or around October 26, 2016, a third party converted $14,302 of the Note I into 1,900,000 shares. This reduced the overall principal balance on that note to $40,740. Including interest accrued at December 31, 2016, which includes interest accrued since early 2015, the note balance net of this conversion is $53,852.

Advisory Board members will receive remuneration in the form of cash ($3,000 per quarter) and stock options in consideration of serving as Advisory Board members and each Advisory Board member's term will be one (1) year from the date of appointment or until a successor is duly elected. The Company intends to indemnify each Advisory Board member against any liability incurred while serving as an Advisory Board member. Each of the four members will receive 100,000 stock options with a five-year duration with exercise price of $2.50 per share. The options shall vest as follows: (i) 40,000 shares upon the date hereof and (ii) in three (3) equal tranches of 20,000 shares every six (6) months.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our financial statements and related notes included elsewhere in this report. In addition to historical information, this discussion includes forward-looking information that involves risks and assumptions, which could cause actual results to differ materially from management's expectations. See "Forward-Looking Statements" included in this report.

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

This section of the report should be read together with Footnotes of the Company audited financials. The audited statements of operations for the fiscal years ended December 31, 2016 and 2015 are compared in the sections below:

General Overview

Gopher Protocol Inc. (the “Company”, “we”, “us”, “our”, “Gopher”, “Gopher Protocol” or "GOPH”) was incorporated on July 22, 2009 under the laws of the State of Nevada and is headquartered in Santa Monica, California. Gopher is a development stage company that is creating innovative mobile microchip (ICs) and software technologies based on GopherInsight™, technology that the Company has an exclusive license to market in perpetuity. For the fiscal year ended December 31, 2016, the Company generated $165,000 from the provision of IT services to Guardian Patch LLC, a related party.

GopherInsight™ is a patented, licensed, real-time heuristic- (self-learning/artificial intelligence) based mobile technology. GopherInsight™ chip technology, if successfully fully developed, will be able to be installed in mobile devices (smartphones, tablets, laptops, etc.) as well as stand-alone products. It is intended that GopherInsight™ software applications will work in conjunction with GopherInsight™ microchips across mobile operating systems, providing computing power, advanced database management/sharing functionalities and more. The technology under development consists of a smart microchip, mobile application software and supporting software. The system contemplates the creation of a global network. Upon development, the Company believes that its microchip technologies may be installed within mobile devices or on SIM cards. The Company and Guardian Patch, LLC are currently rolling out the following products:

Results of Operations:

Fiscal quarters ended December 31, 2016 and December 31, 2015

A comparison of the statements of operations for the three months ended December 31, 2016 and 2015 is as follows:

Revenues:

The following table summarizes our revenues for the fiscal quarters ended December 31, 2016 and 2015:

Three months ended at December 31,	2016	2015
Total revenues	$45,000	$22,500

During the first quarter of 2016, Guardian Patch LLC, which funds the development of the Patch, was billed by the Company for IT services provided by Dr. Rittman for a monthly fee of $30,000. The fee was billed for the first time in March. From April 1, 2016, and going forward, the Company billed Guardian Patch LLC $15,000 per month.

Revenue derived from one customer in both cases, but the periods are not comparable due to the differing nature of the services provided in each case. In the fiscal quarter ended December 31, 2015, the Company provided consulting services.

Operating expenses:

The following table summarizes our operating expenses for the fiscal quarters ended December 31, 2016 and 2015:

Three months ended at December 31,	2016	2015
General and administrative expenses	$219,868	$22,458
Marketing expenses	$58,532	$0
Accounting expenses	$17,275	$30,315
Patent fees	$13,401	$0
Total operating expenses	$309,076	$52,773

Operating costs in the current period were much higher than the prior period, mainly due to higher patent fees, programming fees, and IT services costs. In the fourth quarter of fiscal 2015, the Company recorded somewhat higher accounting fees, because it had accrued less to that point during the previous nine months.

Other income (expense):

The following table summarizes our other income (expense) for the fiscal quarters ended December 31, 2016 and 2015:

Three months ended at December 31,	2016	2015
Amortization of debt discount	$(18,357)	$(9,487)
Interest income	$0	$0
Interest (expense)	$(3,453)	$(1,617)
Total other income (expense)	$(21,810)	$(11,104)

For the three months ended at December 31, 2016 and 2015, the interest expense increased due to the need to “true up” the interest expense associated with the note payable.

Fiscal year ended December 31, 2016 and 2015

A comparison of the statements of operations for the fiscal years ended December 31, 2016 and 2015 is as follows:

Revenues:

The following table summarizes our revenues for the fiscal years ended December 31, 2016 and 2015:

Year to date at December 31,	2016	2015
Total revenues	$165,000	$90,000

During the first quarter of 2016, Guardian Patch LLC, which funds the development of the Patch, was billed by the Company for IT services provided by Dr. Rittman for a monthly fee of $30,000. The fee was billed for the first time in March. From April 1, 2016, and going forward, the Company billed Guardian Patch LLC $15,000 per month.

Revenue derived from one customer in both cases, but the periods are not comparable due to the differing nature of the services provided in each case. In the fiscal year ended December 31, 2015, the Company provided consulting services.

Operating expenses:

The following table summarizes our operating expenses for the fiscal years ended December 31, 2016 and 2015:

Year to date at December 31,	2016	2015
General and administrative expenses	$628,421	$87,957
Stock compensation – Professional fees	$688,946	$26,000
Marketing expenses	$126,838	$0
Accounting expenses	$52,524	$30,315
Patent fees	$31,447	$0
Total operating expenses	$1,528,176	$144,272

Operating costs in the current period were higher than the prior period, mainly due to higher marketing costs, patent fees, programming fees, and IT services costs. The Company prepaid legal services in the amount of $675,948, and filed various patents during the year.

Other income (expense):

The following table summarizes our other income (expense) for the fiscal years ended December 31, 2016 and 2015:

Year to date at December 31,	2016	2015
Change in fair value - warrant	$(139,582)	$0
Change in fair value – derivative	$(37,480)	$0
Amortization of debt discount	$(39,726)	$(35,368)
Interest income	$0	$1,935
Interest (expense)	$(6,262)	$(8,411)
Total other income (expense)	$(223,050)	$(41,844)

On a year-to-date basis, the amortization of debt discount is comparable. Interest expense decreased due to conversions of the note payable.

Liquidity and Capital Resources

Our cash and cash equivalents were $5,096 and $21,051 for the periods ended December 31, 2016 and 2015. Cash flows used by operations in the current fiscal year were $15,955, compared to cash flows provided by operations of $21,051 in fiscal 2015. Working capital improved significantly during the most recent fiscal year: accounts payable increased dramatically, while accounts receivable decreased. The Company wrote off the prepaid marketing expense from the Waterford agreement as well. Non-cash items include the conversion of the sole note on the balance sheet in the amount of $31,058 during the year, shares issued for legal services valued at approximately $675,946, and the warrant issued to Waterford that vested upon the execution of that agreement. The Company is in litigation against Waterford because the Company believes that Waterford did not provide services under its agreement, and is hopeful that the result of that litigation will be the cancellation of the outstanding warrant. Given that that outcome is uncertain, however, the warrant has been expensed at December 31, 2016 in the amount of $177,062, and that cost has been included in General and Administrative expenses on the income statement.

The Company sustained net losses of $1,586,226 in this fiscal year, and our operating activities used $15,995. Our net loss was caused in part by a non-cash warrant expense of $177,062, and prepaid legal services valued at $675,948. The Company had a working capital deficit of $757,377, stockholders’ deficit of $803,030, and accumulated deficit of $4,094,372 at December 31, 2016. This raises substantial doubt about its ability to continue as a going concern. The Company is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts. Per the Joint Venture agreement, Guardian LLC has committed to provide the Company with all its working capital needs, Guardian LLC’s commitment has decreased much of the risk of going concern.

We plan to raise working capital that will allow us to conduct our business for the next 12 months. There is no guarantee regarding our ability to raise that capital. We expect to use the proceeds to fund our short-term capital requirements including paying administrative expenses associated with maintaining our public company’s filings for the next 12 months. In order to implement our business plan and pay various administrative expenses on a minimal basis for the next 12 months, we expect that we will need approximately $900,000, based on our expectation of about $75,000 monthly burn rate. The Company expects that its operating results will fluctuate significantly from quarter to quarter in the future, and will depend on a number of factors including the state of the worldwide economy and financial markets, which are outside the Company’s control. Guardian Patch, LLC, the Company’s JV partner, has committed to support the Company’s working capital needs, via short terms loans. Beyond working capital needs, however, the Company has decided to raise high-yield debt via a private placement that will likely be convertible into equity, at either a fixed or a variable conversion rate. Our financing plans and the exact type of debt that we seek will largely be contingent on our pre-sales campaign for the Sphere. The Company is planning to roll out an online pre-sales campaign for the Sphere starting in March 2017.

Debt Financing Arrangements

As of December 31, 2016, the Company has only one convertible note outstanding with a third party (“PTPI Note”). The current note balance is $53,852, which includes $13,112 of accrued interest. At December 31, 2015, the Company had only this note outstanding as well. The balance at that time was $38,924, which included accrued interest of $6,851, and was net of the debt discount.

On January 22, 2015, the Company entered into an Exchange Agreement with the original holder of PTPI Note pursuant to which PTPI Note exchanged $75,273 in debt into a 10% Convertible Debenture in the principal amount of $75,273 (the “Note”). The PTPI Note matures January 21, 2017 (the “Maturity Date”) and interest associated with the Note I Note is 10% per annum, which is payable on the Maturity Date. The PTPI Note is convertible into shares of common stock of the Company, at the option of Note I, at a fixed conversion price of $0.00752734.

The holder of the PTPI Note has agreed to restrict its ability to convert the PTPI Note and receive shares of common stock such that the number of shares of common stock held by it in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The PTPI Note was issued in reliance upon exemptions from registration pursuant to Section 3(a)(9) under the Securities Act of 1933. PTPI Note’s holder is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. In addition, on March 2, 2015, the Company and the holder of the PTPI Note amended that certain 10% Convertible Debenture (the “PTPI Note I Debenture”) which debt underlying the PTPI Note I Debenture was initially incurred on October 6, 2009 and exchanged for the Note I Debenture on January 19, 2014. The parties agreed that the conversion price in the PTPI Note I Debenture would not be impacted by the 1:1,000 stock split implemented by the Company on February 24, 2015 and will remain $0.0075273.

The Company is under default per the terms of the PTPI Note, as at maturity in January 2017, the Company did not have sufficient free cash to pay off the note. The Company is in negotiations with the holder of the PTPI Note in good faith to resolve the situation. The Company cannot predict the result of such negotiations.

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

Critical Accounting Policies and Use of Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of our financial statements in accordance with U.S. GAAP requires us to make certain estimates, judgments and assumptions that affect the reported amount of assets and liabilities as of the date of the financial statements, the reported amounts and classification of revenues and expenses during the periods presented, and the disclosure of contingent assets and liabilities. We evaluate our estimates and assumptions on an ongoing basis and material changes in these estimates or assumptions could occur in the future. Changes in estimates are recorded on the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances and at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily-apparent from other sources. Actual results may differ materially from these estimates if past experience or other assumptions do not turn out to be substantially accurate.

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

Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”). Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. We had revenue of $45,000 and $22,500 for the fiscal quarters ended December 31, 2016 and 2015, respectively, and $165,000 and $90,000 for the fiscal years ended December 31, 2016 and 2015, respectively.

During the quarter ended December 31, 2016, all the Company’s revenue was related to IT service provided to the LLC for Dr. Rittman services, in connection with the development of the Patch and the Sphere.

Dividends

The Company has not yet adopted any policy regarding payment of dividends.  No cash dividends have been paid or declared since the Date of Inception.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2016, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Executive Officers and Directors

Below are the names and certain information regarding Gopher Protocol’s executive officers and directors.

Name	Age	Title
Michael Murray	47	Chief Executive Officer and Co-Chairman of the Board of Directors
Dr. Danny Rittman	54	Chief Technology Officer and Co-Chairman of the Board of Directors
Erik Klinger	47	Chief Financial Officer
Mansour Khatib	53	Chief Marketing Officer and Director

Michael Murray is a licensed and UST Certified NMLS Originator, a licensed mortgage banker, a real estate broker and a licensed general contractor. From 1998 through August 2012, Mr. Murray held the position of Broker and DRE Officer with Home Plus Realty, Inc. From August 2012 through May 2013, Mr. Murray held the positions of FHA Production and Save Team with Cashcall Mortgage, Inc. and since May 2013 to the present, Mr. Murray has been self-employed as a Consultant and Managing Broker. Mr. Murray received an M.A. in Public Relations from California Baptist University in May 2014 and a B.A. in Political Science from California Baptist University in May 2013.

Mr. Murray is an officer and shareholder of Hermes Roll LLC ("Hermes"), a Nevada limited liability company to be formed. On March 4, 2015, the Company entered into a Territorial License Agreement with Hermes, which is the basis for the Company's current operations. On June 16, 2015, the Company and Hermes entered into an Amended and Restated License Agreement whereby the license was expanded globally, the Company agreed to invest $5,000,000 into Hermes for working capital and the Company was provided with an option to acquire 100% of the outstanding membership interest of Hermes in consideration of 20,000,000 shares of common stock of the Company through June 16, 2016. The Company and Hermes agreed that the ability to acquire 100% of the membership interest of Hermes will be reduced on a pro-rata basis contingent upon the amount of working capital invested by the Company. For example, in the event the Company provides Hermes with $2,500,000 in working capital, then the Company will be entitled to acquire 50% of the membership interest of Hermes in consideration of 10,000,000 shares of common stock of the Company.

Dr. Danny Rittman is a veteran software architect and integrated circuit technology expert with over 20 years of experience in the technology sector. From 2014 through the present, Dr. Rittman has served as the CTO and as a director of the Company, leading the Company’s technological direction and managing teams of mobile software developers. From 2012, through 2014, Dr. Rittman served as a Senior Integrated Circuit Consultant for Qualcomm / Max Linear, managing teams of integrated circuit designers within the mobile technology arena. From 2007 through 2012, Dr. Rittman served as the Founder and CTO of Micrologic Design Automation, leading the company's technological direction, including architecture, design and development of EDA software tools. From 2002 through 2007, Dr. Rittman served as an Integrated Circuit CAD / Software Senior Consultant for IBM, managing IC back-end projects and leading back-end CAD and QA software tool development and implementation. From 1995 through 2002, Dr. Rittman served as the Founder and VP of R&D for Bindkey Technologies, leading the company's technological direction, research and development of EDA software tools for integrated circuits and back-end design. Dr. Rittman received a BS in Electrical Engineering - VLSI Design from the University of Bridgeport, graduating Magna Cum Laude in 1992; a MS in Computer Science - VLSI Design, Specializing in Automation Algorithms, from La Salle University, graduating Magna Cum Laude in 1996; and a PhD in Computer Science - VLSI Design, Specializing in EDA Concepts and Algorithms, from La Salle University, graduating Summa Cum Laude in 1998.

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

Mansour Khatib. From 2009 through 2012, Mr. Khatib served as the CEO and CFO of The Merchandise Company, located in Long Beach, California. From 2012 through the present, Mr. Khatib has served as a U.S. Business and Marketing Sales Representative for KB Racking, located in Toronto, Canada. From May 2013 through July 2014, Mr. Khatib served as VP of Marketing for Sun Energy Partners, LLC, developing solar rooftop projects. From July 2014 through the present, Mr. Khatib has served as the CTO for New Energy Ventures, LLC, a company that is developing utility scale projects in New Jersey, California, and smaller projects in Mexico, the Caribbean and Peru. Mr. Khatib received B.A. in Economics from Fachhochschule Wuppertal in Wuppertal, Germany in 1988 and a Bachelors in Electro Engineering & Computer Technology from University Aachen in Aachen, Germany in 1985.

Family Relationships

There are no family relationships among our directors and executive officers. There is no arrangement or understanding between or among our executive officers and directors pursuant to which any director or officer was or is to be selected as a director or officer. None of our directors or executive officers have had direct or indirect material interest in any transaction or proposed transaction, in which the Company was or is a proposed participant, exceeding $120,000.

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

Having been formed in September 2016, Advisory Board members will receive remuneration in the form of cash ($3,000 per quarter) and stock options in consideration of serving as Advisory Board members and each Advisory Board member's term will be one (1) year from the date of appointment or until a successor is duly elected. The Company intends to indemnify each Advisory Board member against any liability incurred while serving as an Advisory Board member. Each of the four members are entitled to 100,000 stock options with a life of 5 years and an exercise price of $2.50 per share. Options shall vest as follows: 40,000 shall vest immediately upon commencement of the advisory board, and 20,000 additional options shall vest every six months thereafter. The Company had its first advisory board meeting in the fourth quarter of fiscal 2016.

Agreements with Officers and Directors

Mr. Murray and Dr. Rittman each own 9,900 shares of Series D Preferred Stock of the Company that is convertible at their election into 9,900,000 shares of common stock. As of December 31, 2016, all of these shares have been converted into shares of the Company.

On April 22, 2015, Michael Murray was appointed by the Company as the Chairman of the Board of Directors, CEO, and President of the Company. On March 4, 2015, the Company entered into a Territorial License Agreement with Hermes, which is the basis for the Company’s current operations. Mr. Murray is the owner of 9,900 shares of Series D Preferred Stock of the Company that is convertible at Mr. Murray’s election into 9,900,000 shares of common stock. During 2016 Mr. Murray has converted all of his Series D Preferred Stock into common shares of the Company.

On June 30, 2015, the Company appointed Dr. Danny Rittman as Chief Technical Officer and a board member. On August 20, 2015, the Company entered into an agreement with Dr. Rittman pursuant to which the parties agreed that (i) all inventions, improvements and developments made or conceived by Dr. Rittman, either solely or in collaboration with others pertaining to Company's business, will be the property of Company, and (ii) Dr. Rittman will assign to the Company any and all intellectual property related to the Company's consumer heuristic technology platform. Said agreement is contingent upon the Company funding its commitments per the June 16, 2015 - Amended and Restated Territorial License Agreement. Failure of the Company providing this funding, in full, or partially, will automatically terminate any GOPH ownership of the intellectual properties. Dr. Rittman is the Chief Technology Officer and a director of the Company as well as the Chairman of the Company's Advisory Board. Dr. Rittman owns 9,900 shares of Series D Preferred Stock of the Company that is convertible at Dr. Rittman’s into 9,900,000 shares of common stock. During 2016 Mr. Rittman has converted all of his Series D Preferred Stock into common shares of the Company.

On August 20, 2015, the Company entered into an agreement with Dr. Rittman pursuant to which the parties agreed that (i) all inventions, improvements and developments made or conceived by Dr. Rittman, either solely or in collaboration with others pertaining to Company's business, will be the property of Company, and (ii) Dr. Rittman agreed to assign to the Company any and all intellectual property related to the Company's consumer heuristic technology platform, subject to certain conditions, which as of December 31, 2016 have not been met. As of the end of the fiscal year, the intellectual property developed by Dr. Rittman had not been assigned to the Company. The Company has expensed the stated value of that intellectual property in these financial statements.

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

The original Exclusive License Agreement will remain in place, while other agreements will be terminated and rendered null and void. Dr. Rittman will resign as an officer of the Company, but will remain as Director and technical consultant of the Company, and will accommodate the needs of the Company in return for compensation to be agreed by the parties. All intellectual property will remain in the possession of Dr. Rittman and his private partners, and the Company shall remain a licensee per the terms of the original Territorial License Agreement, and will develop the first product with Dr. Rittman and his partners.

The Company is the exclusive license holder for certain intellectual property relating to GopherInsight technology. The Company has assigned all its rights as they relate to the Guardian Patch to the LLC as consideration for the JV. Dr. Rittman's partners have commenced development of the product via a private LLC that has been incorporated under the name "Guardian Patch LLC" (“LLC”). Certain private investors will provide all initial funding to the Company via the LLC for product development. The LLC will fund the development, and the Company will provide IT services via Dr. Rittman for a monthly fee. Dr. Rittman has signed an amendment employment agreement with the Company. As the Company is not a member of the LLC, the Company and the LLC have formed a Joint Venture (“JV”) for the purposes of developing and marketing the Patch. The LLC will be responsible for funding the development of the Patch. The Company will not need be required to invest funds in said JV. The Company responsibilities will be limited to the marketing of the product, where the marketing budget will be funded by the LLC. Moreover, the LLC has committed to provide the Company with working capital as needed. The Company has assigned and pledged to the LLC all its license derivative rights as they pertain to the Patch only. Dr. Rittman may be offered membership rights at some point in the future with the LLC, with which the Company is a JV partner, but is not equity member. The Company has agreed with the LLC that the same JV principles of the GPLLC for the patch will apply for the other two products (Epsilon and Puzpix) which will be vested under designated LLCs that will be incorporated by the LLC members. During the quarter ended December 31, 2016, 100% of the Company’s revenue was related to IT service provided to the LLC for Dr. Rittman services, in connection with the development of the Patch.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. During the fiscal year ended December 31, 2016, our Chief Executive Officer, Chief Technical Officer, as well as two major shareholders, filed the required reports (on Form Rule 13d-101) under Section 16.

Code of Ethics

We have adopted a Code of Ethics that applies to all officers, directors and employees. The Company will provide to any person without charge a copy of such code of ethics upon written request to the Company at its registered offices.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth all compensation paid with respect of our Chief Executive Officer for the years ended December 31, 2016 and 2015.

Summary Compensation Table

Name and		Salary	Bonus	Restricted Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	( $)	($)	($)

Erik Klinger	2016	40,000	0	0	0	0	0	0	40,000
	2015	0	0	0	0	0	0	21,000	21,000
Mansour Khatib	2016	36,000	0	0	0	0	0	0	36,000
	2015	0	0	0	0	0	0	0	0
Danny Rittman *	2016	147,300	0	99	0	0	0	0	147,300
	2015	0	0	0	0	0	0	0	0
Michael Murray *	2016	0	0	99	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole officer and director other than as described herein.

* Mr. Murray and Dr. Rittman each own 9,900 shares of Series D Preferred Stock of the Company that is convertible at their election into 9,900,000 shares of common stock. As of December 31, 2016, all of these shares have been converted into shares of the Company.

Director Compensation

The Company does not have non-employee directors.  All compensation paid to directors is reflected above in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards outstanding at December 31, 2016 other than those disclosed above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Common Stock as of December 31 2016 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) each director of the Company; (iii) each officer of the Company and (iv) all executive officers and directors as a group. Except as otherwise indicated below, each of the entities or persons named in the table has sole voting and investment powers with respect to all shares of Common Stock beneficially owned by it or him as set forth opposite its or his name.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock (1)
Michael D. Murray (2)	9,900,000	23.90%
Dr. Danny Rittman (2)	9,900,000	23.90%
Erik Klinger (2)	0	0.00%
Monsour Khatib (2)	0	0.00%
Reko Holdings LLC (3)	69,321,000	62.60%
Direct Communications Inc.	8,950,000	21.61%
Stephen Fleming	2,600,000	6.28%
All Officers and Directors as a Group	19,800,000	47.80%

(1) Beneficial ownership is determined in accordance with the Rule 13d-3(d)(1) of the Exchange Act, as amended and generally includes voting or investment power with respect to securities. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table. The above is based on 41,420,372 shares of common stock outstanding as of December 31, 2016.

(2)  Officer and/or director of the Company.

(3)  Includes 66,000,000 shares of common stock issuable upon conversion of 66,000 Series D Preferred Shares.

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adversary to the Company or has a material interest adverse to the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On April 22, 2015, Michael Murray joined as CEO, President, CFO and Director.

On June 30, 2015, Dr. Danny Rittman joined as Chief Technology Officer as Director.

On August 20, 2015, the Company entered into an agreement with Dr. Rittman pursuant to which the parties agreed that (i) all inventions, improvements and developments made or conceived by Dr. Rittman, either solely or in collaboration with others pertaining to Company's business, will be the property of Company, and (ii) Dr. Rittman agreed to assign to the Company any and all intellectual property related to the Company's consumer heuristic technology platform, subject to certain conditions, which as of December 31, 2016 have not been met. As of the end of the fiscal year, the intellectual property developed by Dr. Rittman had not been assigned to the Company. The Company has expensed the stated value of that intellectual property in these financial statements.

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

The Company is the exclusive license holder for certain intellectual property relating to GopherInsight technology. The Company has assigned all its rights as they relate to the Guardian Patch to the LLC as consideration for the JV. Dr. Rittman's partners have commenced development of the product via a private LLC that has been incorporated under the name "Guardian Patch LLC" (“LLC”). Certain private investors will provide all initial funding to the Company via the LLC for product development. The LLC will fund the development, and the Company will provide IT services via Dr. Rittman for a monthly fee. Dr. Rittman has signed an amendment employment agreement with the Company. As the Company is not a member of the LLC, the Company and the LLC have formed a Joint Venture (“JV”) for the purposes of developing and marketing the Patch. The LLC will be responsible for funding the development of the Patch. The Company will not need be required to invest funds in said JV. The Company responsibilities will be limited to the marketing of the product, where the marketing budget will be funded by the LLC. Moreover, the LLC has committed to provide the Company with working capital as needed. The Company has assigned and pledged to the LLC all its license derivative rights as they pertain to the Patch only. Dr. Rittman may be offered membership rights at some point in the future with the LLC, with which the Company is a JV partner, but is not equity member. The Company has agreed with the LLC that the same JV principles of the GPLLC for the patch will apply for the other two products (Epsilon and Puzpix) which will be vested under designated LLCs that will be incorporated by the LLC members. During the quarter ended December 31, 2016, 100% of the Company’s revenue was related to IT service provided to the LLC for Dr. Rittman services, in connection with the development of the Patch.

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

Procedures for Approval of Related Party Transactions

Our Board of Directors is is charged with reviewing and approving all potential related party transactions.  All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

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

On or around April 17, 2015, the Company notified Former Auditor that its firm was dismissed. On or around the same date, the Company notified Anton & Chia that it had been approved by the Company’s Board of Directors to be the new auditor (“New Auditor”).

Audit Fees

For the Company’s fiscal year ended December 31, 2016, we were billed approximately $47,174 by New Auditor for professional services rendered for the review of our financial statements.

For the Company’s fiscal year ended December 31, 2015, we were billed approximately $29,000 by New Auditor for professional services rendered for the audit of our financial statements.

All Other Fees

The Company incurred $5,499 additional fees related to services rendered by our New Auditor for the period ended June 30, 2014, in connection with filing Form 10 Q/A (an amendment to prior 10 Q) for the quarterly period ended June 30, 2014. No other fees were incurred for the years ended December 31, 2016 and 2015.

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

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1	Certificate of Incorporation of Forex International Trading Corp. (6)
3.2	Bylaws of Forex International Trading Corp. (6)
3.3	Certificate of Designation for Series A Preferred Stock (14)
3.4	Certificate of Designation for Series B Preferred Stock (21)
3.5	Certificate of Designation – Series C Preferred Stock (22)
3.6	Amendment to the Certificate of Designation for the Series B Preferred Stock (25)
3.7	Amendment to the Certificate of Designation for the Series C Preferred Stock(25)
3.8	Certificate of Change filed pursuant to NRS 78.209 (31)
3.9	Articles of Merger filed pursuant to NRS 92.A.200 (31)
3.10	Certificate of Amendment to the Articles of Incorporation of Gopher Protocol Inc. (34)
4.1	Convertible Promissory Note issued by the Company to ATL dated July 8, 2010 (3)
4.2	Secured and Collateralized Promissory Note issued by ATL to the Company dated July 8, 2010 (3)
4.3	Collateral and Security Agreement by and between Forex International Trading Group and ATL dated July 7, 2010 (3)
4.4	Promissory Note issued to Rasel Ltd. Dated October 6, 2009(7)
4.5	Promissory Note issued to Rasel Ltd. Dated October 20, 2009 (7)
4.6	Letter Agreement between Rasel Ltd. and Forex International Trading Corp. dated January 22, 2011 (8)
4.7	Letter Agreement by and between Forex International Trading Group and ATL dated November 8, 2010(9)
4.8	6% Convertible Note issued to APH (11)
4.9	6% Convertible Debenture issued to HAM dated April 5, 2011 (14)
4.10	Promissory Note dated November 30, 2011 issued to Cordellia d.o.o. in the amount of $1,000,000 (18)
4.11	$500,000 Convertible Promissory Note issued by Forex International Trading Corp. (23)
4.12	$400,000 Secured and Collateralized Promissory Note issued by Vulcan Oil & Gas Inc. (23)
4.13	Securities Purchase Agreement dated July 24, 2013 entered with Asher Enterprise Inc. (26)
4.14	Convertible Promissory Note issued to Asher Enterprises Inc. (26)
4.15	10% Convertible Debenture issued to GV Global Communications Inc. (30)

4.16	Amendment to 10% Convertible Promissory Debenture held by GV Global Communications, Inc. (32)
4.17	Series D Preferred Stock Certificate of Designation (32)
4.18	Common Stock Purchase Warrant (40)
10.1	Software Licensing Agreement dated April 12, 2010, by and between Forex International Trading Corp and Triple (1)
10.2	Employment Agreement dated April 23, 2010, by and between Forex International Trading Corp and Darren Dunckel (2)
10.3	Letter Agreement by and between Forex International Trading Corp. and Anita Atias, dated July 29, 2010 (4)
10.4	Letter Agreement by and between Forex International Trading Corp. and Stewart Reich, dated July 29, 2010 (4)
10.5	Letter Agreement by and between Forex International Trading Corp. and Mr. William Glass, dated August 6, 2010 (5)
10.6	Share Exchange Agreement by and between Forex International Trading Corp. and APH (10)
10.7	Letter Agreement by and between Forex International Trading Corp., APH, Medirad Inc. and Rasel Ltd. (11)
10.8	Letter Amendment by and between Forex International Trading Corp. and William Glass, dated March 4, 2011 (13)
10.9	Letter Amendment by and between Forex International Trading Corp. and Stewart Reich, dated March 4, 2011 (13)
10.10	Employment Agreement by and between Forex International Trading Corp. and Liat Franco, dated March 7, 2011 (13)
10.11	Agreement between Forex International Trading Corp. and APH dated April 5, 2011 (14)
10.12	Conversion Agreement between MP and Forex International Trading Corp. dated April 5, 2011 (14)
10.13	Share Exchange Agreement between Forex International Trading Corp. and dated April 5, 2011 (14)
10.14	Agreement to Unwind and Mutual Release dated as of July 11, 2011 by and between Forex International Trading Corp., Forex NYC and Wheatley Investment Agreement by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)
10.15	Registration Rights Agreement with Centurion by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)
10.16	Intentionally Left Blank
10.17	Settlement Agreement by and between Forex International Trading Corp., A.T. Limited, Watford Holding Inc. and James Bay Holdings, Inc. dated November 1, 2011 (17)
10.18	Settlement and Foreclosure Agreement between Forex International Trading Corp., AP Holdings Limited, H.A.M Group Limited and Cordellia d.o.o.(18)
10.19	Annulment of Share Purchase Agreement dated December 5, 2011 between Triple 8 Limited, AP Holdings Limited, H.A.M Group Limited and 888 Markets (Jersey) Limited (18)
10.20	Promissory Note issued to Forex International Trading Corp. dated December 13, 2011 (19)
10.21	Stock Pledge Agreement executed by Fortune Market Media Inc. dated December 13, 2011 (19)
10.22	Conversion Agreement between the Company and GV Global Communications, Inc. (22)
10.23	Agreement by and between and Direct JV Investments Inc., Forex International Trading Corporation and Vulcan Oil & Gas Inc. dated January 7, 2013 (23)
10.24	Evaluation License Agreement dated September 2, 2013, by and between Forex International Trading Corp and Micrologic Design Automation, Inc. (27)
10.25	Letter Agreement dated January 2, 2014, by and between Forex International Trading Corp and Micrologic Design Automation, Inc. (28)
10.26	Settlement Agreement by and between Forex International Trading Corp. and Leova Dobris dated November 14, 2014 (29)
10.27	Exchange Agreement by and between Forex International Trading Corp. and Vladimir Kirish dated January 22, 2015 (30)
10.28	Exchange Agreement by and between Forex International Trading Corp. and GV Global Communications Inc. dated January 22, 2015 (30)

10.29	Agreement by and between Forex International Trading Corp. and Fleming PLLC dated January 22, 2015 (30)
10.30	Territorial License Agreement dated March 4, 2015, by and between Gopher Protocol Inc. and Hermes Roll LLC (32)
10.31	Amended and Restated Territorial License Agreement dated June 16, 2015 by and between Gopher Protocol Inc. and Hermes Roll LLC (35)
10.32	Letter Agreement dated August 20, 2015 by and between Gopher Protocol Inc. and Dr. Danny Rittman (36)
10.33	Consulting Agreement dated August 11, 2015, by and between Gopher Protocol Inc. and Michael Korsunsky (37)
10.34	Letter Agreement dated March 14, 2016 by and between Gopher Protocol Inc. and Dr. Danny Rittman. (38)
10.35	Amended and Restated Employment Agreement by and between Gopher Protocol Inc. and Dr. Danny Rittman dated April 19, 2016 (39)
10.36	Consulting Agreement dated September 10, 2016, by and between Gopher Protocol Inc. and Waterford Group LLC (40)
16.1	Letter from Alan R. Swift, CPA, P.A. (33)
21.1	List of Subsidiaries (24)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2010
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 28, 2010
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 13, 2010
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 3, 2010
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 9, 2010
(6)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 9, 2009.
(7)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on November 2, 2009.
(8)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on January 29, 2010.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 22, 2010
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 17, 2010
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2011
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 2, 2011

(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 9, 2011
(14)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 6, 2011
(15)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 20, 2011
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 29, 2011
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 9, 2011
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 12, 2011
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 16, 2011
(20)	Incorporated by referenced to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 13, 2012
(21)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 14, 2012
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 27, 2012.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 9, 2013.
(24)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2013.
(25)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 20, 2012.
(26)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 1, 2013.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 4, 2013.
(28)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2014.
(29)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 20, 2014
(30)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 27, 2015
(31)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 18, 2015
(32)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 12, 2015
(33)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 24, 2015
(34)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 1, 2015
(35)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 16, 2015
(36)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 21, 2015
(37)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 28, 2015

(38)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2016
(39)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2016
(40)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 13, 2016

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

GOPHER PROTOCOL INC.
(Registrant)

Date: March 31, 2017	By:	/s/ Michael Murray
Michael Murray
President, Chief Executive Officer, Secretary, Treasurer and Director

By:	/s/ Danny Rittman
Danny Rittman
Chief Technology Officer and Director

By:	/s/ Erik Klinger
Erik Klinger
Chief Financial Officer

By:	/s/ Mansour Khatib
Mansour Khatib
Chief Marketing Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Michael Murray	Michael Murray	President, CEO, Secretary,	March 31, 2017
Treasurer and Director
(Principal Executive, and Director)

/s/ Danny Rittman	Danny Rittman	Chief Technology Officer and	March 31, 2017
Director

/s/ Erik Klinger	Erik Klinger	Chief Financial Officer	March 31, 2017

/s/ Mansour Khatib	Mansour Khatib	Chief Marketing Officer and	March 31, 2017
Director

GOPHER PROTOCOL, INC.

INDEX TO AUDITED FINANCIAL STATEMENTS

December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Gopher Protocol, Inc.

We have audited the accompanying balance sheets of Gopher Protocol, Inc. (the "Company”) as of December 31, 2016 and 2015, and the related statements of operations, changes in stockholders’ deficit and cash flow for the years ended December 31, 2016 and 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations, changes in stockholders’ deficit and its cash flow for the year ended December 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Anton & Chia, LLP

Newport Beach, California

March 31, 2017

GOPHER PROTOCOL, INC.

BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS

Current assets:
Cash	$5,096	$21,051
Accounts receivable	-	25,974
Prepaid expenses	5,248	25,998
Total current assets	10,344	73,023

Property and equipment, net	699	2,046

Other assets	7,500	12,250

Total assets	$18,543	$87,319

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$767,720	$162,265
Total current liabilities	767,720	162,265

Convertible note payable, net	53,852	38,924

Total liabilities	821,573	201,189

Contingencies

Stockholders'deficit :

Series B Preferred stock, $0.00001 par value, 20,000,000 shares authorized;
45,000 shares issued as of December 31, 2016 and December 31, 2015, respectively	-	-

Series C Preferred stock, $0.00001 par value, 10,000 shares authorized;
700 shares issued as of December 31, 2016 and December 31, 2015, respectively	-	-
Series D Preferred stock, $0.00001 par value, 100,000 shares authorized;
66,000 shares issued as of December 31, 2016 and 94,750 shares issued as of December 31, 2015, respectively	1	1
Common stock, $0.00001 par value, 500,000,000 shares authorized; 41,420,372 and 5,894,342 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	2,414	2,058
Treasury stock, at cost; 1,040 shares as of December 31, 2016 and December 31, 2015, respectively	(643,059)	(643,059)
Additional Paid In Capital	3,931,987	3,035,276
Accumulated deficit	(4,094,372)	(2,508,146)

Total stockholders' deficit	(803,030)	(113,870)

Total liabilities and stockholders'deficit	$18,543	$87,319

The accompanying notes are an integral part of these financial statements.

GOPHER PROTOCOL INC.

STATEMENTS OF OPERATIONS

	For the fiscal years ended December 31,
	2016	2015

Revenues:
Related-party consulting income	165,000	90,000
Total revenues	165,000	90,000

General and administrative expenses	628,421	87,957
Stock compensation - Professional fees	688,946	26,000
Marketing expenses	126,838	-
Accounting expenses	52,524	30,315
Patent fees	31,447	-

Total expenses	1,528,176	144,272

Loss from operations	(1,363,176)	(54,272)

Other income (expense):
Change in fair value - Warrants	(139,582)	-
Change in fair value - Derivative	(37,480)	-
Amortization - Debt discount	(39,726)	(35,368)
Interest income	-	1,935
Interest expense	(6,262)	(8,411)
Total other income (expense)	(223,050)	(41,844)

Loss before income taxes	(1,586,226)	(96,116)

Income tax expense	-	-

Net loss	$(1,586,226)	$(96,116)

Net loss per share:
Basic and diluted	$(0.08)	$(0.03)

Weighted average number of common shares outstanding:
Basic and diluted	19,902,077	3,825,856

The accompanying notes are an integral part of these financial statements.

GOPHERR PROTOCOL INC.

STATEMENTS OF CHANGES IN STOCKHOLDER DEFICITY

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Series B		Series C		Series D						Series C	Series D
	Convertible Preferred		Convertible Preferred		Convertible Preferred						Convertible Preferred	Convertible Preferred
	Stock		Stock		Stock		Common Stock		Treasury stock		Stock	Stock	Common Stock	Common Stock
											Additional Paid	Additional Paid	Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	In Capital	In Capital	Deficit	Total
Balances at December 31, 2014	45,000	$-	700	$-	-	$-	115,672	2,001	40,008	(611,059)	15,564	-	2,553,229	(2,412,030)	(452,295)

Issuance of Series D Preferred Stock					100,000	1						999			1,000
Conversion by Financier 1-KBM							574,713	6					9,994		10,000
Issuance of shares to Blackbridge							4,843,398	48					92,800		92,848
Issuance of shares to settle debt							50,000,000	500					197,217		197,717
Conversion by Financier 2-IBC							352,000	4					6,121		6,125
Reduction of shares issued in connection with reverse stock split							(55,829,818)	(558)	(42,168)				558		-
Conversion by Financier 1-KBM							2,996	-					1,170		1,170
Issuance of shares to counsel							3,200	-					32,000		32,000
Return of shares issued to counsel to Treasury							(3,200)	-	3,200	(32,000)					(32,000)
BCF - Fully Discounted													75,273		75,273
Additional deposit with FAST							30	-					-
Conversion of series D					(1,000)		1,000,000	10				(10)			-
GV conversion Kurbatova			-				49,819	0.5					375		375
GV conversion Fichman							49,818	0.5					375		375
GV conversion Zicha							49,818	0.5					375		375
GV conversion Zicha							49,818	0.5					375		375
GV conversion			-				262,378	3					1,972		1,975
Reko conversion of 4,000 series D shares					(4,000)		4,000,000	40				(40)			-
BCF - Adjust after the conversion															-
Adjust for the Blackbridge which was overbooked													(396)		(396)
Shares issued to consultant							100,000	-					25,999		25,999
Conversion of Series D to common shares					(250)		250,000	3				(3)			-
Conversion of Asher note							23,700	0					21,330		21,330
Net earnings at December 31, 2015														(96,116)	(96,116)
Balance at December 31, 2015	45,000	$-	700	$-	94,750	$1	5,894,342	2,058	1,040	(643,059)	15,564	947	3,018,765	(2,508,146)	(113,870)

Conversion of GV note							226,110	2					1,700		1,702
Conversion of Series D to common shares					-920		920,000	9				(9)			-
Conversion of Series D to common shares					-280		280,000	3				(3)			-
Conversion of Series D to common shares					-920		920,000	9				(9)			-
Conversion of Series D to common shares					-280		280,000	3				(3)			-
Conversion of GV note							200,000	2					1,503		1,505
Conversion of GV note							300,000	3					2,255		2,258
Prepaid services - marketing							50,000	1					12,998		12,998
Prepaid services - legal							900,000	9					233,973		233,982
Marketing expenses paid with a warrant													139,582		139,582
Rittman conversion series D					(8,700)		8,700,000	87				(87)			-
Murray conversion series D					(8,700)		8,700,000	87				(87)			-
Direct communications series D					(8,950)		8,950,000	90				(90)			-
Prepaid serivces legal							1,700,000	17					441,949		441,966
Adjustment of shares to reconcile to transfer agent							(80)	(0)					0		-
Change in fair market value of warrants issued for marketing services													37,480		37,480
Conversion of GV note							1,500,000	15					11,276		11,291
Conversion of GV note							1,900,000	19					14,283		14,302
Net earnings December 31, 2016														(1,586,226)	(1,586,226)
	45,000	$-	700	$-	66,000	$1	41,420,372	2,414	1,040	(643,059)	15,564	659	3,915,764	(4,094,372)	(803,030)

GOPHER PROTOCOL INC.

STATEMENTS OF CASH FLOWS

	For the fiscal years ended December 31,
	2016	2015

Cash Flows Used by Operating Activities:
Net loss	$(1,586,226)	$(96,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	1,347	1,347
Amortization of debt discount	39,726	35,368
Amortization of prepaid filing fees	5,248	-
Shares issued for marketing services	12,998	26,000
Shares issued for prepaid legal services	675,948	-
Warrant issued for marketing, marked to market	177,062	-
Preferred stock issuance	-	1
Writeoff of intangible asset	-	1,000
Changes in assets and liabilities:
Other (non-current) assets	4,750	(12,250)
Accounts receivable	25,974	(25,974)
Prepaid expenses	15,500	(25,998)
Accounts payable and accrued expenses	605,456	109,262
Accrued interest on convertible notes payable	6,261	8,411

Net cash provided by (used in) operating activities	$(15,955)	$21,051

Net increase (decrease) in cash	(15,955)	21,051

Cash, beginning of year	21,051	-

Cash, end of year	$5,096	$21,051

SUPPLEMENTAL CASH PAID:
Taxes paid	$800	$800

NON-CASH ACTIVITIES:
Shares issued to reduce notes payable	$31,058	$254,665
Reduction of note payable through conversion	$(31,058)	$(255,223)
Reclassification of par value for reverse stock split	$-	$558

The accompanying notes are an integral part of these financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

GOPHER PROTOCOL INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 1 - Organization and Nature of Business

Gopher Protocol Inc. (the “Company”, “we”, “us”, “our”, “Gopher”, “Gopher Protocol” or "GOPH”) was incorporated on July 22, 2009 under the laws of the State of Nevada and as off 2016 its headquartered in Santa Monica, California. Gopher is a development stage company that is creating innovative mobile microchip (ICs) and software technologies based on GopherInsight™. The Company derived its revenues from the provision of IT services to Guardian Patch LLC, a related party (the “LLC”).

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

As required by U.S. GAAP for long-lived assets, the Company evaluates the fair value of its property and equipment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Any impairment of value is recognized when the carrying amount of the asset exceeds its fair value. There were no impairment losses for the years ended December 31, 2016 and 2015. The Company has opted to expense all development costs associated with the development of its intellectual property.

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

U.S. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur. Under this criterion, the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that would likely be sustained under examination. The Company had no uncertain tax positions as of December 31, 2016. The Company’s 2015 tax returns been filed.

Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”). Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. We had revenue of $45,000 and $22,500 for the fiscal quarters ended December 31, 2016 and 2015, respectively, and $165,000 and $90,000 for the fiscal years ended December 31, 2016 and 2015, respectively.

During the year ended December 31, 2016, 100% of the Company’s revenue was related to IT service provided to the LLC for Dr. Rittman services, in connection with the development of the Company's Guardian Patch technology.

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

	December 31, 2016	December 31, 2015
	(Audited)	(Audited)

Shares outstanding	41,420,372	5,894,342
Convertible note	7,154,187	9,999,947
Preferred shares
Series B	3,000	3,000
Series C	770	770
Series D	66,000,000	94,750,000
Warrants	93,750	-
Dilutive shares	73,251,707	104,753,717
Fully-diluted	114,672,079	110,648,059

Note 3 - Liquidity and Going Concern

The Company sustained net losses of $1,586,226 in this fiscal year, and our operating activities used $15,995. Our net loss was caused in part by a non-cash warrant expense of $177,062, which was revalued at December 31, 2016, and prepaid legal services valued at $675,948. The Company had a working capital deficit of $757,377, stockholders’ deficit of $803,030, and accumulated deficit of $4,094,372 at December 31, 2016. This raises substantial doubt about its ability to continue as a going concern. The Company is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts. Per the Joint Venture agreement, Guardian LLC has committed to provide the Company with all its working capital needs, Guardian LLC’s commitment has decreased much of the risk of going concern.

We plan to raise working capital that will allow us to conduct our business for the next 12 months. There is no guarantee regarding our ability to raise that capital. We expect to use the proceeds to fund our short-term capital requirements including paying administrative expenses associated with maintaining our public company’s filings for the next 12 months. In order to implement our business plan and pay various administrative expenses on a minimal basis for the next 12 months, we expect that we will need approximately $900,000, based on our expectation of about $75,000 monthly burn rate. The Company expects that its operating results will fluctuate significantly from quarter to quarter in the future, and will depend on a number of factors including the state of the worldwide economy and financial markets, which are outside the Company’s control. Guardian Patch, LLC, the Company’s JV partner, has committed to support the Company’s working capital needs, via short terms loans. Beyond working capital needs, however, the Company has decided to raise high-yield debt via a private placement that will likely be convertible into equity, at either a fixed or a variable conversion rate. Our financing plans and the exact type of debt that we seek will largely be contingent on our pre-sales campaign for the Sphere. The Company is planning to roll out an online pre-sales campaign for the Sphere starting in March 2017.

Note 4 - Prepaid Expenses

On August 26, 2015, the Company finalized a consulting agreement that it entered into on August 11, 2015 with Michael Korsunsky ("Consultant") pursuant to which Consultant was engaged by the Company to (i) provide introductions to strategic business alliances, (ii) advise on exposure and risk in the operation of smart phone applications and (iii) advise on market fluctuations within the different categories of the smart phone application delivery services sector, in consideration of 100,000 restricted shares of common stock of the Company, which shares were issued on or around August 26, 2015. On or around November 17, 2016, the Company filed a complaint against Consultant in Superior Court of the State of California, County of Riverside, for Breach of Contract and Breach of Implied Covenant of Good Faith and Fair Dealing. The Consultant been served, but to date has not filed a defense.

In June 2016, the Company recognized a prepaid expense for filing fees of $10,498. These prepaid fees are being amortized at $1,750 per quarter, and that expense has been recognized in this fiscal quarter. The current balance at December 31, 2016 is $5,248.

Note 5 - Property and Equipment, Net

Property and equipment consisted of the following as of December 31, 2016 and 2015:

	Estimated
	Useful
	Lives	12/31/2016	12/31/2015
Computers and equipment	3 years	$12,539	$12,539
Furniture	7 years	9,431	9,431
		21,970	21,970
Less accumulated depreciation		21,271	19,924
		$699	$2,046

Depreciation expense for the fiscal year was $1,347 for both fiscal years ended December 31, 2016 and 2015.

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

Note 7 – Convertible Notes Payable

As of December 31, 2016, the Company has only one convertible note outstanding with a third party (“PTPI Note”). The current note balance is $53,852, which includes $13,112 of accrued interest. At December 31, 2015, the Company had only this note outstanding as well. The balance at that time was $38,924, which included accrued interest of $6,851, and was net of debt discount.

On January 22, 2015, the Company entered into an Exchange Agreement with the original holder of PTPI Note pursuant to which PTPI Note exchanged $75,273 in debt into a 10% Convertible Debenture in the principal amount of $75,273 (the “Note”). The PTPI Note matures January 21, 2017 (the “Maturity Date”) and interest associated with the Note I Note is 10% per annum, which is payable on the Maturity Date. The PTPI Note is convertible into shares of common stock of the Company, at the option of Note I, at a fixed conversion price of $0.00752734.

The holder of the PTPI Note has agreed to restrict its ability to convert the PTPI Note and receive shares of common stock such that the number of shares of common stock held by it in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The PTPI Note was issued in reliance upon exemptions from registration pursuant to Section 3(a)(9) under the Securities Act of 1933. PTPI Note’s holder is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. In addition, on March 2, 2015, the Company and the holder of the PTPI Note amended that certain 10% Convertible Debenture (the “PTPI Note I Debenture”) which debt underlying the PTPI Note I Debenture was initially incurred on October 6, 2009 and exchanged for the Note I Debenture on January 19, 2014. The parties agreed that the conversion price in the PTPI Note I Debenture would not be impacted by the 1:1,000 stock split implemented by the Company on February 24, 2015 and will remain $0.0075273.

The Company is under default per the terms of the PTPI Note, as at maturity in January 2017, the Company did not have sufficient free cash to pay off the note. The Company is in negotiations with the holder of the PTPI Note in good faith to resolve the situation. The Company cannot predict the result of such negotiations.

Note 8 - Stockholders’ Deficit

Authorized Shares-Common stock

Effective February 17, 2015, the Company filed with the State of Nevada a Certificate of Change to effect a reverse stock split of its outstanding and authorized shares of common stock at a ratio of 1 for 1,000 (the “Reverse Stock Split”). The effective date of the Reverse Stock Split was February 24, 2015. On or about February 24, 2015, the Company implemented a 1,000-1 reverse split, with no fractional shares allowed. In addition, the Company filed Articles of Merger (the “Articles”) with the Secretary of State of the State of Nevada to effectuate a name change. The Articles were filed to effectuate a merger between Gopher Protocol Inc., a Nevada corporation and a wholly owned subsidiary of the Company, and the Company, with the Company being the surviving entity. As a result, the Company’s name changed to “Gopher Protocol Inc.”. In connection with the above, the Company filed an Issuer Company-Related Action Notification Form with the Financial Industry Regulatory Authority. The Reverse Stock Split was implemented by FINRA on February 23, 2015. Our new CUSIP number is 38268V 108. As a result of the name change, our symbol been changed following the Notification Period to GOPH.

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

On January 22, 2015, the Company entered into an Agreement with Fleming PLLC, pursuant to which the Company issued 3,200,000 shares of common stock to Fleming PLLC in consideration of the forgiveness of trade debt payable by the Company in the amount of $32,000. The agreement was canceled and 3,200,000 shares were returned to treasury as of December 31, 2016.

On February 2, 2015, the Company’s transfer agent issued Blackbridge Capital, LLC (“Blackbridge”) 4,843,398 pre-split shares of common stock (the “Blackbridge Shares”) upon Blackbridge submitting a conversion notice converting a Convertible Promissory Note (the “Blackbridge Note”) in the principal amount of $90,000 plus interest. The Blackbridge Shares were issued without a standard restrictive legend as Blackbridge delivered a legal opinion to remove the restrictive legend under Rule 144 together with the conversion note. The Company believes that Blackbridge was in breach of the agreements entered with the Company in September 2014. The Company is contemplating commencing litigation against Blackbridge in connection with this matter. Blackbridge received 4,843,398 pre-split shares to satisfy its outstanding balance for the commitment fee of $92,848 including accrued interest.

On May 9, holder of PTPI Note converted $1,500 of its debt payable to 199,273 shares of common stock. On May 15, holder converted $1,975 of its note payable to 262,378 shares of common stock.

On August 26, 2015, the Company finalized a consulting agreement that it entered into on August 11, 2015 with Michael Korsunsky ("Consultant") pursuant to which Consultant was engaged by the Company to (i) provide introductions to strategic business alliances, (ii) advise on exposure and risk in the operation of smart phone applications and (iii) advise on market fluctuations within the different categories of the smart phone application delivery services sector, in consideration of 100,000 restricted shares of common stock of the Company, which shares were issued on or around August 26, 2015. The fair value of the services is $25,999.

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

On or around March 8, 2016, the Company issued 226,110 common shares worth $1,702 to a third party that converted a portion of the PTPI Note, which was reduced by the same amount.

On April 25, 2016, the Company issued 200,000 common shares worth $1,505 to a third party that converted a portion of the PTPI Note, which was reduced by the same amount. On June 9, 2016, the Company issued 300,000 common shares worth $2,258 to a third party that converted a portion of the PTPI Note, which was reduced by the same amount.

On June 10, 2016, the Company entered into a consulting agreement with Waterford Group LLC ("Waterford") pursuant to which the Company engaged Waterford to provide sales and marketing consulting and advisory services to the Company in consideration of 100,000 shares of restricted common stock of the Company (the "Shares") and a common stock purchase warrant (the "Warrant") to acquire 750,000 shares of restricted common stock of the Company at an exercise price of $2.25 per share for a period of five (5) years. 50,000 of the Shares were issued to Waterford upon the execution of the Agreement. The warrant has been recorded as adjusting equity during this quarter. The Company believes that this agreement is in default, as the counterparty failed to deliver services under the agreement. As such, in the third fiscal quarter, the Company did not issue the shares or warrants in the third or fourth fiscal quarter, and does not intend to issue those items. The warrant has been expensed in 2016 in the amount of $177,062.

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

On or around September 30, 2016, a third party converted $11,291 of the PTPI Note into 1,500,000 shares. This reduced the overall principal balance on that note to $55,042. On or around October 26, 2016, a third party converted $14,302 of the PTPI Note into 1,900,000 shares. This reduced the overall principal balance on that note to $40,740. Including interest accrued at December 31, 2016, which includes interest accrued since early 2015, the note balance net of this conversion is $53,852.

Treasury Stock

On April 25, 2011, the Company issued a press release announcing that its Board of Directors approved a share repurchase program. Under the program, the Company is authorized to purchase up to 200-post-split (1,000,000 pre-split) of its shares of common stock in open market transactions at the discretion of management. All stock repurchases will be subject to the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended and other rules that govern such purchases. As of December 31, 2013, the Company had repurchased 8-post-split shares (38,000 pre-split) shares of its common shares in the open market, which were returned to treasury. On December 31, 2014, the Company returned 40,000 post-split shares (200,000,000 pre-split shares) to treasury in connection with the dissolution of the licensing agreement with a third party. During the first quarter of 2015, Company’s counsel, who had previously been issued 32,000 shares as compensation, returned those shares to Treasury. As of December 31, 2016, the Company has 1,040 treasury shares at cost basis.

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

As of December 31, 2016 and 2015, there are 45,000 Series B Preferred Shares outstanding, respectively.

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

During the fiscal year ended December 31, 2014, GV Global Communications, Inc. converted 7,770 of its Series C Preferred Stock into 12,010 post-split (64,551,667 common shares pre-split). During the third quarter of 2014, the Company received 4,204 post-split (21,021,900 pre-split) common shares to adjust the shares issued to reflect the amount that both they and the Company believed that they were owed. At December 31, 2016, and at December 31, 2015, GV owns 700 Series C Preferred Shares.

The issuance of the Series C Preferred Stock was made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder.  GV is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

As of December 31, 2016 and 2015, there are 700 Series C Preferred Shares outstanding, respectively.

Series D Preferred Shares

Per the terms of the Exclusive License Agreement and in consideration of the licensing agreement signed between the Company and Hermes Roll LLC, the Company issued 100,000 shares of Series D Preferred Stock of the Company (the “Preferred Shares”). The preferred stock has a value of $ 1,000 based upon the cost of the license; due to the holder of license is the related party of the Company. The Preferred Shares have no liquidation rights. The Holder of the Preferred Shares will be entitled to vote on all matters submitted to shareholders of the Company on an as-converted basis. The Preferred Shares have a conversion price of $0.01 (the “Conversion Price”) and a stated value of $10.00 per share (the “Stated Value”). Subject to the Company increasing its authorized shares of common stock to 500,000,000, each Preferred Share is convertible, at the option of the Holder, into such number of shares of common stock of the Company as determined by dividing the Stated Value by the Conversion Price. The issuance of the Preferred Shares was made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder. Hermes is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

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

As of December 31, 2016, and as of December 31, 2015, there are 66,000 and 94,750 Series D Preferred Shares outstanding, respectively.

Note 9 - Related Parties

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the party in making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences. All of the Company’s revenue in 2016 is from IT services delivered to a single customer, Guardian LLC, which is a related party to the Company. The Company had revenue of $165,000 and $90,000 for the fiscal years ended December 31, 2016 and 2015, respectively. All expenses in the Company’s operations were incurred as a consequence of delivering Company’s obligations under the joint venture agreement between the parties to commercialize the technology that is being developed by the LLC. The Company had operating expenses of $1,528,176 and $144,272 for the fiscal years ended December 31, 2016 and 2015, respectively.

On April 22, 2015, Michael Murray was appointed by the Company as the Chairman of the Board, CEO, and President of the Company. On March 4, 2015, the Company entered into a Territorial License Agreement with Hermes, which is the basis for the Company’s current operations. Mr. Murray is the owner of 9,900 shares of Series D Preferred Stock of the Company that is convertible at Mr. Murray’s election into 9,900,000 shares of common stock. To date, Mr. Murray has converted all of his Series D Preferred Stock into common shares of the Company.

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

On August 20, 2015, the Company entered into an agreement with Dr. Rittman pursuant to which the parties agreed that (i) all inventions, improvements and developments made or conceived by Dr. Rittman, either solely or in collaboration with others pertaining to Company's business, will be the property of Company, and (ii) Dr. Rittman agreed to assign to the Company any and all intellectual property related to the Company's consumer heuristic technology platform, subject to certain conditions, which as of December 31, 2016 have not been met. As of the end of the fiscal year, the intellectual property developed by Dr. Rittman had not been assigned to the Company. The Company has expensed the stated value of that intellectual property in these financial statements.

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

The Company is the exclusive license holder for certain intellectual property relating to GopherInsight technology. The Company has assigned all its rights as they relate to the Guardian Patch to the LLC as consideration for the JV. Dr. Rittman's partners have commenced development of the product via a private LLC that has been incorporated under the name "Guardian Patch LLC" (“LLC”). Certain private investors will provide all initial funding to the Company via the LLC for product development. The LLC will fund the development, and the Company will provide IT services via Dr. Rittman for a monthly fee. Dr. Rittman has signed an amendment employment agreement with the Company. As the Company is not a member of the LLC, the Company and the LLC have formed a Joint Venture (“JV”) for the purposes of developing and marketing the Patch. The LLC will be responsible for funding the development of the Patch. The Company will not need be required to invest funds in said JV. The Company responsibilities will be limited to the marketing of the product, where the marketing budget will be funded by the LLC. Moreover, the LLC has committed to provide the Company with working capital as needed. The Company has assigned and pledged to the LLC all its license derivative rights as they pertain to the Patch only. Dr. Rittman may be offered membership rights at some point in the future with the LLC, with which the Company is a JV partner, but is not equity member. The Company has agreed with the LLC that the same JV principles of the GPLLC for the patch will apply for the other two products (Epsilon and Puzpix) which will be vested under designated LLCs that will be incorporated by the LLC members. During the quarter ended December 31, 2016, 100% of the Company’s revenue was related to IT service provided to the LLC for Dr. Rittman services, in connection with the development of the Patch.

In March 2016, the Company and Dr. Danny Rittman, Co-Chairman, CTO and a shareholder, entered into an agreement intended to clarify the relationship between Dr. Rittman and the Company and the ownership of certain technology in connection with certain agreements previously entered into between Company and Dr. Rittman and with third parties. Prior to these agreements, the Company is the exclusive license holder for certain intellectual property relating to Hermes’ system and method for scheduling categorized deliverables, according to demand, at the customer’s location based on smartphone application and/or via the internet. As a result of these agreements, the Company shall remain an exclusive licensee per the terms of the original License Agreement and will develop the first products with Dr. Rittman and his partners.

On March 29, 2016, Gopher contributed all of its rights relating to its proprietary microchip that is within a sticky patch package (the “Patch”) to Guardian Patch, LLC (the “Guardian LLC”) in consideration of 50% of the profit generated by Guardian LLC (the “Joint Venture”). Guardian LLC is responsible for investing all needed funds for the purpose of developing the Patch and related products to the Patch. In addition, Guardian LLC is required to provide short term loans to Gopher on an as needed basis secured by Gopher’s economic interest in the Joint Venture. The Company will provide IT services to Guardian LLC for a monthly fee. Dr. Rittman has signed an amendment employment agreement with the Company.

On July 21, 2016 members of the Guardian Patch LLC, together with Dr. Rittman, incorporated Alpha EDA, LLC (“Alpha”). The members of the LLC appointed Dr. Rittman as the manager of Alpha. The Company, the LLC and Alpha have agreed that all Epsilon Rights, as well as Puzpix rights, will be assigned to Alpha. Alpha and the Company entered into a JV agreement similar to the Patch Joint Venture agreement (as described above), whereby Alpha will fund all of its operational and developmental needs (software development, support, marketing and administrative), and the profits of Alpha will be distributed equally to the two equal Joint venture partners, Guardian Patch LLC and the Company. Alpha will hold all intellectual property rights related to software. Currently, three products will be owned by Alpha – the Epsilon software, the Puzpix social game and the Guardian Pack application. The Company and its technology licensing partners, Guardian LLC and Alpha, are preparing to introduce said new products (Epsilon, Guardian Pack & PuzPix) to the market this year, and the Sphere in the first quarter of 2017. The Epsilon product will be presented for time-based license agreements utilizing a designated website on top of customary distributing channels for the product. Epsilon is under confidential evaluation agreement with third party.

Regulatory

The Company has commenced development, and the Company has completed the Statement of Work (SOW) for the Federal Communications Commission (“FCC”) survey to deploy the Company's Guardian Global Tracking Device within the continental US. The Company has also completed their transmitters/transceivers modules feasibility research. Although the Company can use open channels, and therefore is not required to comply with various FCC regulations relevant to the system, the Company has chosen to comply, and is complying with FCC regulations. The FCC regulates the limits of potentially harmful interference to licensed transmitters due to low power unlicensed transmitters. The Guardian Patch/Sphere system consists of advanced security protocols in order to maintain the global, private, fully-secured network. In addition, the Guardian Patch device needs to perform communication tasks across the globe providing breakthrough tracking features.  The Company and its technology licensing partner, Guardian LLC, successfully completed thorough research that involved security, performance and FCC regulations compliance. Based on this research, a set of particular frequencies was chosen to be used by Guardian LLC.  By the end of this year, the Company completed the design and construction of the Guardian Patch/Sphere circuit prototype device. The Company has completed the construction of 10 prototype units, and performed intensive testing program to be tested as a complete system in designated areas by the Company. On December 1, 2016, Guardian LLC issued Statement of Work for the Placement and Development of Guardian Sphere and its Base System. For this project, Guardian LLC has assembled a team of eight, including a Project Manager, CTO, digital and software engineers, a specialist algorithm mathematician and project leader. This team was assembled by Guardian LLC, and is based in the USA, Europe and Asia. Per the Joint Venture agreement, Guardian LLC is funding the SOW project through its sources.

On June 20, 2016, two holders (the "Preferred Stock Holders") of an aggregate of 2,400 shares of Series D Preferred Stock (the "Preferred Shares") of the Company converted the Preferred Shares into an aggregate of 2,400,000 shares of common stock of the Company at $0.01 per share. The Preferred Stock Holders are executive officers and directors of the Company.

During 2016, the Company relocated its headquarters to 2500 Broadway, Suite F-125, Santa Monica, California. The Company pays approximately $5,000 per month in rent for this office space and paid a $7,500 security deposit that is classified in our financial statements contained herein as a prepaid expense. The lease is being paid for by Guardian LLC through reimbursement.

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

On August 26, 2015, the Company finalized a consulting agreement that it entered into on August 11, 2015 with Michael Korsunsky ("Consultant") pursuant to which Consultant was engaged by the Company to (i) provide introductions to strategic business alliances, (ii) advise on exposure and risk in the operation of smart phone applications and (iii) advise on market fluctuations within the different categories of the smart phone application delivery services sector, in consideration of 100,000 restricted shares of common stock of the Company, which shares were issued on or around August 26, 2015. On or around November 17, 2016, the Company filed a complaint against Consultant in Superior Court of the State of California, County of Riverside, for Breach of Contract and Breach of Implied Covenant of Good Faith and Fair Dealing. The Consultant been served, but to date has not filed a defense.

Warrants Liability

On June 10, 2016, the Company entered into a consulting agreement with Waterford Group LLC ("Waterford") pursuant to which the Company engaged Waterford to provide sales and marketing consulting and advisory services to the Company in consideration of 100,000 shares of restricted common stock of the Company (the "Shares") and a common stock purchase warrant (the "Warrant") to acquire 750,000 shares of restricted common stock of the Company at an exercise price of $2.25 per share for a period of five (5) years. 50,000 of the Shares were issued to Waterford upon the execution of the Agreement. The Warrant vests on a quarterly basis in eight (8) equal quarterly installments each in the amount of 93,750 shares each quarter during the term of the Agreement. The first quarterly installment vested upon the execution of the Agreement and covers Q2 2016 and each subsequent quarterly installment vests each quarter thereafter. The warrant has been recorded as adjusting equity during this quarter. The Company believes that this agreement is in default, as the counterparty failed to perform or provide any services under the agreement. As such, the Company put Waterford on notice in writing during in the third fiscal quarter, that the Company did not issue shares or warrants during the third or fourth fiscal quarters, and does not intend to issue those items as it believes that Waterford is in default under its agreement. The Company has recorded a warrant expense of $177,062 in fiscal 2016.

On or around January 23, 2017, the Company filed a complaint against Waterford and the Company’s Transfer Agent, in Superior Court of the State of California, County of Riverside. On February 1, 2017, the Company obtained a temporary restraining order that prohibits Waterford from (x) lifting the restricted legend from the 50,000 shares that it received in connection with signing the Agreement; (y) selling the 50,000 shares to another party; and, (z) from exercising the warrant on 93,750 shares that was issued and vested upon the execution of the Agreement. As ordered by the court, on February 9, 2016, the Company deposited a Corporate Surety Bond in the amount of $42,875 to secure the temporary restraining order.

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

Having been formed in September 2016, Advisory Board members will receive remuneration in the form of cash ($3,000 per quarter) and stock options in consideration of serving as Advisory Board members and each Advisory Board member's term will be one (1) year from the date of appointment or until a successor is duly elected. The Company intends to indemnify each Advisory Board member against any liability incurred while serving as an Advisory Board member. Each of the four members are entitled to 100,000 stock options with a life of 5 years and an exercise price of $2.50 per share. Options shall vest as follows: 40,000 shall vest immediately upon commencement of the advisory board, and 20,000 additional options shall vest every six months thereafter. The Company had its first advisory board meeting in the fourth quarter of fiscal 2016.

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

SEC Matters

On July 29, 2016, the staff of the Atlanta Regional Office of the U.S. Securities and Exchange Commission (the "SEC" and the "Commission") advised the Company in a telephone conversation, followed by a written “Wells” notice, that it is has made a preliminary determination to recommend that the Commission file an enforcement action against the Company alleging violations of Section 13(a) of the Securities and Exchange Act of 1934 and Rules 13a-11, 13a-13 and 12b-20 thereunder. A Wells Notice is neither a formal allegation of wrongdoing nor a finding that any violations of law have occurred. Rather, it provides the Company with an opportunity to respond to issues raised by the Commission and offer its perspective prior to any SEC decision to institute proceedings. These proceedings could result in the Company being subject to an injunction and cease and desist order from further violations of the securities laws as well as monetary penalties of disgorgement, pre-judgment interest and a civil penalty.  On September 20, 2016, the Company filed an amended and restated 10-Q for the period ended June 30, 2014.  In February 2017, the SEC advised that it concluded its investigation and that it does not intend to recommend an enforcement action by the SEC against the Company.

As of December 31, 2016, the Company has prepaid 12 months of legal services in shares, valued at $441,966.

Note 11 - Per Share Information

Loss per share

Basic loss per share of common stock is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding.  Diluted loss per share of common stock (“Diluted EPS”) is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents and convertible securities then outstanding. At December 31, 2016 and 2015, there were 73,251,707 and 104,753,717 of potentially dilutive post-split common stock equivalents outstanding, respectively. The potentially dilutive common stock equivalents at December 31, 2016 arise from (i) the issuance on December 7, 2011 of 45,000 Series B Preferred Shares which are convertible into 3,000 common shares, (ii) the issuance of 10,000 Series C Preferred Shares having a stated value of $100 per share, of which 700 shares remain unconverted, which remaining unconverted shares are convertible into 770 post-split common shares, given recent market prices, and notwithstanding a restriction against owning more than 4.99% of the Company’s stock, and (iii) the issuance of a note payable to GV Global which based on hypothetical conversion at December 31, 2016 would have converted into 7,154,320 post-split common shares, (iv) the issuance of 100,000 Series D Preferred Shares worth $120,000 to Vulcan, 34,000 of which have already been converted, the remainder (unconverted balance) of which given hypothetical conversion at December 31, 2016 would have converted to 66,000,000 post-split shares, and (v) the Waterford warrant on 93,750 shares. The potentially dilutive common stock equivalents at December 31, 2015 arise from (i) the issuance on December 7, 2011 of 45,000 Series B Preferred Shares which are convertible into 3,000 common shares, (ii) the issuance of 10,000 Series C Preferred Shares having a stated value of $100 per share, of which 700 shares remain unconverted, which remaining unconverted shares are convertible into 770 post-split common shares, given recent market prices, and notwithstanding a restriction against owning more than 4.99% of the Company’s stock, (iii) the issuance of a Note I which based on hypothetical conversion at December 31, 2015 would have converted into 9,999,947 post-split common shares, and (iv) the issuance of 100,000 Series D Preferred Shares worth $120,000 to Vulcan, 5,250 of which have already been converted during this fiscal year, the remainder (unconverted balance) of which given hypothetical conversion at December 31, 2015 would have converted to 94,750,000 post-split shares. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on the net loss per common share. Share amounts are shown in post-split amounts to facilitate comparison between the periods.

Note 12 – Concentrations

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

There have been no losses in these accounts through December 31, 2016 and December 31, 2015.

Concentration of revenue and accounts payable as of December 31, 2016 and December 31, 2015, the Company has one customer, which counts 100% of its revenue. Per the terms of the JV with the LLC, the LLC has committed to fund all Company’s needs, as well as needs of the JV. Failure of the LLC to provide the Company or the JV with said funding would represent a significant Credit Risk. As of December 31, 2016 the Company has a trade payable to Guardian LLC of approximately $660,132.

Note 13 - Subsequent Events

Management has evaluated events that occurred subsequent to the end of the reporting period shown herein.

On or around January 23, 2017, the Company filed a complaint against Waterford and the Company’s Transfer Agent, in Superior Court of the State of California, County of Riverside. On February 1, 2017 the Company obtained a temporary restraining order that prohibits Waterford from (x) lifting the restricted legend from the 50,000 shares that it received in connection with signing the Agreement; (y) selling the 50,000 shares to another party; and, (z) from exercising the warrant on 93,750 shares that was issued and vested upon the execution of the Agreement. As ordered by the court, on February 9, 2016, the Company deposited a Corporate Surety Bond in the amount of $42,875 to secure the temporary restraining order.

On or around February 27, 2017, the Company was issued a stay of the temporary restraining order barring its transfer agent from providing shares in connection with the exercise of the first Waterford warrant on 93,750 shares that was provided to Waterford in connection with the execution of the engagement letter that was executed by the parties on or around June 10, 2016.

Effective March 1, 2017, the Company relocated to smaller offices within the same office complex at which the Company had previously rented office space costing approximately $5,000 per month, including parking. The Company anticipates that the new office space will reduce office space costs by approximately 50% per month.

On or around March 4, 2017 the Company and its JV partner, Guardian LLC, launched an online sales campaign for the Guardian Pet Tracker, which is being marketing under its brand name, the Guardian Orb.

