Form 10-Q
period 2017-03-31
Gopher Protocol Inc.
filed 2017-05-09
CIK 1471781

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes  ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.00001 par value	42,295,372 Common Shares
(Class)	(Outstanding at May 9, 2017)

GOPHER PROTOCOL, INC.

Item 1: Condensed financial statements

GOPHER PROTOCOL, INC.

CONDENSED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$1,903	$5,096
Prepaid expenses	3,500	5,248
Total current assets	5,403	10,344

Property and equipment, net	362	699

Other assets	7,500	7,500

Total assets	$13,265	$18,543

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$944,619	$767,721
Total current liabilities	944,619	767,721

Convertible note payable, net	54,857	53,852

Total liabilities	999,476	821,573

Contingencies

Stockholders'deficit :

Series B Preferred stock, $0.00001 par value, 20,000,000 shares authorized; 45,000 shares issued as of March 31, 2017 and December 31, 2016, respectively	-	-

Series C Preferred stock, $0.00001 par value, 10,000 shares authorized; 700 shares issued as of March 31, 2017 and December 31, 2016, respectively	-	-
Series D Preferred stock, $0.00001 par value, 100,000 shares authorized; 66,000 shares issued as of March 31, 2017 and December 31, 2016, respectively	1	1
Common stock, $0.00001 par value, 500,000,000 shares authorized; 41,420,372 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	2,414	2,414
Treasury stock, at cost; 1,040 shares as of March 31, 2017 and December 31, 2016, respectively	(643,059)	(643,059)
Additional Paid In Capital	3,931,987	3,931,986
Accumulated deficit	(4,277,554)	(4,094,372)

Total stockholders' deficit	(986,211)	(803,030)

Total liabilities and stockholders'deficit	$13,265	$18,543

The accompanying notes are an integral part of these condensed financial statements.

GOPHER PROTOCOL, INC.

CONDENSED STATEMENT OF OPERATIONS

	For the fiscal years ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Revenues:
Related-party consulting income	45,000	30,000
Total revenues	45,000	30,000

General and administrative expenses	168,969	72,217
Stock compensation - Professional fees	-	-
Marketing expenses	56,548	11,104
Accounting expenses	-	22,725
Patent fees	1,661	16,086

Total expenses	227,177	122,132

Loss from operations	(182,177)	(92,132)

Other income (expense):
Amortization - Debt discount	-	(9,383)
Interest expense	(1,005)	(598)
Total other (expense)	(1,005)	(9,981)

Loss before income taxes	(183,182)	(102,113)

Income tax expense	-	-

Net loss	$(183,182)	$(102,113)

Net loss per share:
Basic and diluted	$(0.01)	$(0.03)

Weighted average number of common shares outstanding:
Basic and diluted	28,661,920	3,825,856

The accompanying notes are an integral part of these condensed financial statements.

GOPHER PROTOCOL, INC.

CONDENSED STATEMENT OF CASH FLOWS

	For the fiscal quarters ended March 31,
	2017	2016

Cash Flows Used by Operating Activities:
Net loss	$(183,182)	$(102,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	337	337
Amortization of debt discount	-	9,383
Changes in assets and liabilities:
Other (non-current) assets	-	12,250
Accounts receivable	-	25,974
Prepaid expenses	1,748	(10,500)
Accounts payable and accrued expenses	176,898	73,705
Accrued interest on convertible notes payable	1,005	598

Net cash provided by (used in) operating activities	$(3,193)	$9,634

Net increase (decrease) in cash	(3,193)	9,634

Cash, beginning of year	5,096	21,051

Cash, end of year	$1,903	$30,685

NON-CASH ACTIVITIES:
Shares issued to reduce notes payable	$-	$1,702
Reduction of note payable through conversion	$-	$(1,702)

The accompanying notes are an integral part of these condensed financial statements.

GOPHER PROTOCOL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

Note 1 - Organization and Nature of Business

Gopher Protocol Inc. (the “Company”, “we”, “us”, “our”, “Gopher”, “Gopher Protocol” or "GOPH”) was incorporated on July 22, 2009 under the laws of the State of Nevada and relocated its headquarters to Santa Monica, California in 2016. Gopher is a development stage company that is creating innovative mobile microchip (ICs) and software technologies based on GopherInsight™. The Company derived its revenues from the provision of IT services to Guardian Patch LLC, a related party (the “LLC”).

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

The Company has opted to expense all development costs associated with the development of its intellectual property. As such, no assets associated with development have been capitalized.

Note 2 - Summary of Significant Accounting Policies

Presentation of Financial Statements

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

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. The Company has no cash and cash equivalents as of March 31, 2017 and 2016.

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

As required by U.S. GAAP for long-lived assets, the Company evaluates the fair value of its property and equipment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Any impairment of value is recognized when the carrying amount of the asset exceeds its fair value. There were no impairment losses for the years ended March 31, 2017 and 2016. The Company has opted to expense all development costs associated with the development of its intellectual property.

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

U.S. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur. Under this criterion, the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that would likely be sustained under examination. The Company had no uncertain tax positions as of March 31, 2017. The Company’s 2015 tax returns been filed.

Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”). Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. We had revenue of $45,000 and $30,000 for the fiscal quarters ended March 31, 2017 and 2016, respectively.

During the quarter ended March 31, 2017, 100% of the Company’s revenue was related to IT service provided to the LLC for Dr. Rittman services, in connection with the development of the Company's GopherInsight™ technology.

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

	March 31, 2017	March 31, 2016
	(Unaudited)	(Unaudited)

Shares outstanding	41,420,372	5,894,342
Convertible note	7,287,641	9,312,187
Preferred shares
Series B	3,000	3,000
Series C	770	770
Series D	66,000,000	94,750,000
Warrants	93,750	-
Dilutive shares	73,385,161	104,065,957
Fully-diluted shares outstanding	114,805,533	109,960,299

Note 3 - Liquidity and Going Concern

The Company sustained net losses of $183,182 in this fiscal quarter, and our operating activities used $3,193. The Company had a working capital deficit of $939,216, stockholders’ deficit of $986,212, and accumulated deficit of $4,227,554 at March 31, 2017. This raises substantial doubt about its ability to continue as a going concern. The Company is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts. Per the Joint Venture agreement, Guardian LLC has committed to provide the Company with all its working capital needs, Guardian LLC’s commitment has decreased much of the risk of going concern.

We plan to raise working capital that will allow us to conduct our business for the next 12 months. There is no guarantee regarding our ability to raise that capital. We expect to use the proceeds to fund our short-term capital requirements including paying administrative expenses associated with maintaining our public company’s filings for the next 12 months. In order to implement our business plan and pay various administrative expenses on a minimal basis for the next 12 months, we expect that we will need approximately $900,000, based on our expectation of monthly expenses of approximately $75,000. The Company expects that its operating results will fluctuate significantly from quarter to quarter in the future, and will depend on a number of factors including the state of the worldwide economy and financial markets, which are outside the Company’s control. Guardian Patch, LLC, the Company’s JV partner, has committed to support the Company’s working capital needs, by providing the Company short terms loans. The Company may also pursue capital through the issuance of high-yield debt that will likely be convertible into equity, at either a fixed or a variable conversion rate. Our financing plans and the exact type of debt that we seek will largely be contingent on our pre-sales campaign for the Sphere.

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

In June 2016, the Company recognized a prepaid expense for filing fees of $10,498. These prepaid fees are being amortized at $1,748 per quarter, and that expense has been recognized in this fiscal quarter. The current balance at March 31, 2017 is $3,500.

Note 5 - Property and Equipment, Net

Property and equipment consisted of the following as of March 31, 2017 and 2016:

	Estimated Useful Lives	3/31/2017	3/31/2016
Computers and equipment	3 years	$12,539	$12,539
Furniture	7 years	9,431	9,431
		21,970	21,970
Less accumulated depreciation		21,608	20,261
		$362	$1,709

Depreciation expense was $337 for both fiscal quarters ended March 31, 2017 and 2016.

Note 6 - Other Assets

Exclusive License agreements

The Company is the exclusive license holder for certain intellectual property relating to the GopherInsight technology. The Company has assigned all its rights as they relate to the GopherInsight™ technology (the "Patch") to the LLC as consideration for the JV. Dr. Rittman's partners have commenced development of the product via a private LLC that has been incorporated under the name "Guardian Patch LLC" (the “LLC”). Certain private investors will provide all initial funding to the Company through the LLC for product development. The LLC will fund the development, and the Company will provide IT services through Dr. Rittman for a monthly fee. Dr. Rittman has signed an amendment employment agreement with the Company. As the Company is not a member of the LLC, the Company and the LLC have formed a Joint Venture (“JV”) for the purposes of developing and marketing the Patch. The LLC will be responsible for funding the development of the Patch. The Company will not need be required to invest funds in said JV. The Company responsibilities will be limited to the marketing of the product, where the marketing budget will be funded by the LLC. Moreover, the LLC has committed to provide the Company with working capital as needed. The Company has assigned and pledged to the LLC all its license derivative rights as they pertain to the Patch only. Dr. Rittman may be offered membership rights at some point in the future with the LLC, with which the Company is a JV partner, but is not equity member. The Company has agreed with the LLC that the same JV principles of the Company and the LLC for the Patch will apply for the other two products (Epsilon and Puzpix) which will be vested under designated LLCs that will be incorporated by the LLC members.

During 2016, the Company relocated its headquarters to 2500 Broadway, Suite F-125, Santa Monica, California. The Company paid approximately $5,000 per month in rent for this office space, and paid a $7,500 security deposit that is classified in our financial statements contained herein as a prepaid expense. The lease is being paid for by the Guardian LLC via reimbursement. The Company moved into smaller office space during the quarter, and its security deposit was adjusted downward to cover the smaller space in April 2016. The Company believes its current facilities will be adequate for the foreseeable future.

Note 7 – Convertible Notes Payable

As of March 31, 2017, the Company has only one convertible note outstanding with a third party (“PTPI Note”). The current note balance is $54,857, which includes $14,117 of accrued interest. At December 31, 2016, the Company had only this note outstanding as well. The balance at that time was $53,852, which included accrued interest of $13,112, and was net of debt discount.

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

On January 22, 2015, the Company entered into an Agreement with Fleming PLLC, pursuant to which the Company issued 3,200,000 shares of common stock to Fleming PLLC in consideration of the forgiveness of trade debt payable by the Company in the amount of $32,000. The agreement was canceled and 3,200,000 shares were returned to treasury as of March 31, 2017.

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

On May 9, 2015, the holder of PTPI Note converted $1,500 of its debt payable to 199,273 shares of common stock. On May 15, holder converted $1,975 of its note payable to 262,378 shares of common stock.

On August 26, 2015, the Company finalized a consulting agreement that it entered into on August 11, 2015 with Michael Korsunsky ("Consultant") pursuant to which Consultant was engaged by the Company to (i) provide introductions to strategic business alliances, (ii) advise on exposure and risk in the operation of smart phone applications and (iii) advise on market fluctuations within the different categories of the smart phone application delivery services sector, in consideration of 100,000 restricted shares of common stock of the Company, which shares were issued on or around August 26, 2015. The fair value of the services, which were never delivered to the Company, is $25,999.

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

On or around September 30, 2016, a third party converted $11,291 of the PTPI Note into 1,500,000 shares. This reduced the overall principal balance on that note to $55,042. On or around October 26, 2016, a third party converted $14,302 of the PTPI Note into 1,900,000 shares. This reduced the overall principal balance on that note to $40,740. Including interest accrued at March 31, 2017, which includes interest accrued since early 2015, the note balance net of this conversion was $53,852.

Treasury Stock

On April 25, 2011, the Company issued a press release announcing that its Board of Directors approved a share repurchase program. Under the program, the Company is authorized to purchase up to 200-post-split (1,000,000 pre-split) of its shares of common stock in open market transactions at the discretion of management. All stock repurchases will be subject to the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended and other rules that govern such purchases. As of December 31, 2013, the Company had repurchased 8-post-split shares (38,000 pre-split) shares of its common shares in the open market, which were returned to treasury. On December 31, 2014, the Company returned 40,000 post-split shares (200,000,000 pre-split shares) to treasury in connection with the dissolution of the licensing agreement with a third party. During the first quarter of 2015, Company’s counsel, who had previously been issued 32,000 shares as compensation, returned those shares to Treasury. As of March 31, 2017, the Company has 1,040 treasury shares at cost basis.

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

As of March 31, 2017 and December 31, 2016, there are 45,000 Series B Preferred Shares outstanding, respectively.

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

During the fiscal year ended December 31, 2014, GV Global Communications, Inc. converted 7,770 of its Series C Preferred Stock into 12,010 post-split (64,551,667 common shares pre-split). During the third quarter of 2014, the Company received 4,204 post-split (21,021,900 pre-split) common shares to adjust the shares issued to reflect the amount that both they and the Company believed that they were owed. At March 31, 2017, and at December 31, 2016, GV owns 700 Series C Preferred Shares.

The issuance of the Series C Preferred Stock was made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder.  GV is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

As of March 31, 2017 and December 31, 2016, there are 700 Series C Preferred Shares outstanding, respectively.

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

As of March 31, 2017, and as of December 31, 2016, there are 66,000 Series D Preferred Shares outstanding, respectively.

Note 9 - Related Parties

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the party in making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences. All of the Company’s revenue in 2016 is from IT services delivered to a single customer, Guardian LLC, which is a related party to the Company. The Company had revenue of $45,000 and $30,000 for the fiscal quarters ended March 31, 2017 and 2016, respectively. All expenses in the Company’s operations were incurred as a consequence of delivering Company’s obligations under the joint venture agreement between the parties to commercialize the technology that is being developed by the LLC. The Company had operating expenses of $227,177 and $122,132 for the fiscal quarters ended March 31, 2017 and 2016, respectively.

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

On August 20, 2015, the Company entered into an agreement with Dr. Rittman pursuant to which the parties agreed that (i) all inventions, improvements and developments made or conceived by Dr. Rittman, either solely or in collaboration with others pertaining to Company's business, will be the property of Company, and (ii) Dr. Rittman agreed to assign to the Company any and all intellectual property related to the Company's consumer heuristic technology platform, subject to certain conditions, which as of March 31, 2017 have not been met. As of the end of the fiscal year, the intellectual property developed by Dr. Rittman had not been assigned to the Company. The Company has expensed the stated value of that intellectual property in these financial statements.

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

The Company is the exclusive license holder for certain intellectual property relating to GopherInsight technology. The Company has assigned all its rights as they relate to the Guardian Patch to the LLC as consideration for the JV. Dr. Rittman's partners have commenced development of the product via a private LLC that has been incorporated under the name "Guardian Patch LLC" (“LLC”). Certain private investors will provide all initial funding to the Company via the LLC for product development. The LLC will fund the development, and the Company will provide IT services via Dr. Rittman for a monthly fee. Dr. Rittman has signed an amendment employment agreement with the Company. As the Company is not a member of the LLC, the Company and the LLC have formed a Joint Venture (“JV”) for the purposes of developing and marketing the Patch. The LLC will be responsible for funding the development of the Patch. The Company will not need be required to invest funds in said JV. The Company responsibilities will be limited to the marketing of the product, where the marketing budget will be funded by the LLC. Moreover, the LLC has committed to provide the Company with working capital as needed. The Company has assigned and pledged to the LLC all its license derivative rights as they pertain to the Patch only. Dr. Rittman may be offered membership rights at some point in the future with the LLC, with which the Company is a JV partner, but is not equity member. The Company has agreed with the LLC that the same JV principles of the GPLLC for the patch will apply for the other two products (Epsilon and Puzpix) which will be vested under designated LLCs that will be incorporated by the LLC members. During the quarter ended March 31, 2017, 100% of the Company’s revenue was related to IT service provided to the LLC for Dr. Rittman services, in connection with the development of the Patch.

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

During 2016, the Company relocated its headquarters to 2500 Broadway, Suite F-125, Santa Monica, California. The Company paid approximately $5,000 per month in rent for this office space, and paid a $7,500 security deposit that is classified in our financial statements contained herein as a prepaid expense. The lease is being paid for by the Guardian LLC via reimbursement. The Company moved into smaller office space during the quarter, and its security deposit was adjusted downward to cover the smaller space in April 2016. The Company believes its current facilities will be adequate for the foreseeable future.

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

Effective August15, 2016, the Employment Agreement of Mansour Khatib, our CMO, was amended and restated as follows:

Upon the Company generating $1,000,000 in revenue during any three (3) month period (the “Threshold Requirement”), the Executive will receive salary at the rate of $100,000 annually (the “Base Salary”); provided, however, that that Company shall pay to Executive $5,000 per month (the "Monthly Salary Advance") commencing on August 15, 2016, which such Monthly Salary Advance shall be an advance on the Base Salary and shall continue to be paid to Executive until such time that the Company launches its GopherInsight™ technology into the consumer markets.  Once the Threshold Requirement is met, the Base Salary will be payable in equal increments not less often than monthly in arrears and in any event consistent with the Company’s payroll policy and practices.  The Base Salary of the Executive may from time to time be increased, but not decreased, by the Board, in its absolute discretion, including potential bonuses."

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

On or around April 10, 2017, the Company was billed by its transfer agent (“TA”) for approximately $11,500 for legal fees (“TA Charges”) in connection with a lawsuit brought by one of the Company’s shareholders against the TA. The Company is not a named party in this litigation. The Company disputes the TA Charges, and as such did not record it in its books. The Company’s position is that the TA Charges are not covered under the indemnification section of the Company’s agreement with its TA.

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

Note 11 - Per Share Information

Loss per share

Basic loss per share of common stock is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding.  Diluted loss per share of common stock (“Diluted EPS”) is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents and convertible securities then outstanding. At March 31, 2017 and 2016, there were 73,385,161 and 104,065,957 of potentially dilutive post-split common stock equivalents outstanding, respectively. The potentially dilutive common stock equivalents at March 31, 2017 arise from (i) the issuance on December 7, 2011 of 45,000 Series B Preferred Shares which are convertible into 3,000 common shares, (ii) the issuance of 10,000 Series C Preferred Shares having a stated value of $100 per share, of which 700 shares remain unconverted, which remaining unconverted shares are convertible into 770 post-split common shares, given recent market prices, and notwithstanding a restriction against owning more than 4.99% of the Company’s stock, and (iii) the issuance of a note payable to GV Global which based on hypothetical conversion at March 31, 2016 would have converted into 7,287,641 post-split common shares, (iv) the issuance of 100,000 Series D Preferred Shares worth $120,000 to Vulcan, 34,000 of which have already been converted, the remainder (unconverted balance) of which given hypothetical conversion at March 31, 2017 would have converted to 66,000,000 post-split shares, and (v) the Waterford warrant on 93,750 shares. The potentially dilutive common stock equivalents at March 31, 2016 arise from (i) the issuance on December 7, 2011 of 45,000 Series B Preferred Shares which are convertible into 3,000 common shares, (ii) the issuance of 10,000 Series C Preferred Shares having a stated value of $100 per share, of which 700 shares remain unconverted, which remaining unconverted shares are convertible into 770 post-split common shares, given recent market prices, and notwithstanding a restriction against owning more than 4.99% of the Company’s stock, (iii) the issuance of a Note I which based on hypothetical conversion at March 31, 2016 would have converted into 9,312,187 post-split common shares, and (iv) the issuance of 100,000 Series D Preferred Shares worth $120,000 to Vulcan, 5,250 of which have already been converted during this fiscal year, the remainder (unconverted balance) of which given hypothetical conversion at March 31, 2016 would have converted to 94,750,000 post-split shares. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on the net loss per common share. Share amounts are shown in post-split amounts to facilitate comparison between the periods.

Note 12 – Concentrations

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

There have been no losses in these accounts through March 31, 2017 and March 31, 2016.

Concentration of revenue and accounts payable as of March 31, 2017 and March 31, 2016, the Company has one customer, which counts 100% of its revenue. Per the terms of the JV with the LLC, the LLC has committed to fund all Company’s needs, as well as needs of the JV. Failure of the LLC to provide the Company or the JV with said funding would represent a significant Credit Risk. As of March 31, 2017 the Company has a trade payable to Guardian LLC of approximately $820,146.

Note 13 - Subsequent Events

Management has evaluated events that occurred subsequent to the end of the reporting period shown herein:

On or around April 4, 2017, the PTPI note holder converted $6,398.21 into 850,000 common shares of the Company.

On or around April 4, 2017 the Company entered into a consulting agreement with a third party (“Consultant”) where, on a best-efforts basis, the Consultant will provide the Company with introductions to investment advisors, analysts, funding sources and other members of the financial community with whom it has established relationships, and will generally assist the Company in its efforts to enhance its visibility in the financial community.

1.	During the term of the Agreement the Company will pay the Consultant $2,000 per month to cover expenses. Consultant will accrue monthly cash fees until Company closes a qualified financing.
2.	Upon execution of the Agreement, the Company will issue 25,000 shares (the first three months compensation) of the Company’s restricted common stock. In addition, the Company will issue further installments of 25,000 shares every three months while the Agreement remains in effect.

The Company has instructed its transfer agent to issue the first installment of 25,000 shares to Consultant.

On or around April 10, 2017 the Company engaged a third party (herein, “Third Party”) for the monthly services at a cost of $20,000 per month to:

•	Assist the Company regarding investor relations, company awareness, announcements and press releases;
•	Assist the Company with evaluating and structuring financing;
•	Assist the Company with identifying and retaining service providers;
•	Providing strategic management consulting as requested;
•	Retaining contractors to work within the parameters of the services herein envisioned; and,
•	Assist the Company with introductions to accredited investors.

As compensation for the Services to be rendered by the Third Party, the Company paid the Consultant a fee in the amount of $20,000 commencing April 10, 2017, for each monthly period of service envisioned herein.

On or around April 10, 2017, the Company was billed by its transfer agent (“TA”) for approximately $11,500 for legal fees (“TA Charges”) in connection with a lawsuit brought by one of the Company’s shareholders against the TA. The Company is not a named party in this litigation. The Company disputes the TA Charges, and as such did not record it in its books. The Company’s position is that the TA Charges are not covered under the indemnification section of the Company’s agreement with its TA.

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

This section of the report should be read together with Footnotes of the Company unaudited financials. The audited statements of operations for the fiscal quarters ended March 31, 2017 and 2016 are compared in the sections below.

General Overview

Gopher Protocol Inc. (the “Company”, “we”, “us”, “our”, “Gopher”, “Gopher Protocol” or "GOPH”) was incorporated on July 22, 2009 under the laws of the State of Nevada. In 2016, the Company relocated its headquarters to Santa Monica, California. Gopher is a development stage company that is creating innovative mobile microchip (ICs) and software technologies based on GopherInsight™. The Company derived its revenues from the provision of IT services to Guardian Patch LLC, a related party (the “LLC”).

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

The Company has opted to expense all development costs associated with the development of its intellectual property. As such, no assets associated with development have been capitalized.

Results of Operations:

Fiscal quarters ended March 31, 2017 and March 31, 2016

A comparison of the statements of operations for the three months ended March 31, 2017 and 2016 is as follows:

Revenues:

The following table summarizes our revenues for the fiscal quarters ended March 31, 2017 and 2016:

Three months ended at March 31,	2017	2016
Total revenues	$45,000	$30,000

During the first quarter of 2017, Guardian Patch LLC, which funds the development of the Patch, was billed by the Company for IT services provided by Dr. Rittman for a monthly fee of $45,000. From April 1, 2016, and going forward, the Company billed Guardian Patch LLC $15,000 per month.

Revenue derived from one customer in both cases.

Operating expenses:

The following table summarizes our operating expenses for the fiscal quarters ended March 31, 2017 and 2016:

Three months ended at March 31,	2017	2016
General and administrative expenses	$168,969	$72,217
Marketing expenses	$56,548	$11,104
Accounting expenses	$0	$22,725
Patent fees	$1,661	$16,086
Total operating expenses	$227,177	$122,132

Operating costs in the current period were significantly higher than during the prior period due to the rollout of the online marketing campaign for the Guardian Orb. Marketing expenses reflect the rollout of the Orb campaign. Certain patent and accounting expenses were incurred in the first quarter of 2016 that were not incurred in the first quarter of 2017.

Other income (expense):

The following table summarizes our other income (expense) for the fiscal quarters ended March 31, 2017 and 2016:

Three months ended at March 31,	2017	2016
Amortization of debt discount	$0	$(9.383)
Interest (expense)	$(1,005)	$(598)
Total other income (expense)	$(1,005)	$(9,981)

For the three months ended at March 31, 2017 and 2016, the interest expense increased due to the need to “true up” the interest expense associated with the note payable in subsequent quarters of 2016. The debt discount and warrant expense are not comparable between periods.

Liquidity and Capital Resources

Our cash and cash equivalents were $1,903 and $30,685 for the periods ended March 31, 2017 and 2016. Cash flows used by operations in the current fiscal year were $3,193, compared to cash flows provided by operations of $9,634 in fiscal 2016. Several items in this quarter’s cash flow are not comparable to the prior period, including the debt discount of $9,383 in the prior period. Working capital improved significantly during the most recent fiscal year: accounts payable increased dramatically, while accounts receivable decreased.

The Company sustained net losses of $183,182 in this fiscal quarter, and our operating activities used $3,193. The Company had a working capital deficit of $939,216, stockholders’ deficit of $986,212, and accumulated deficit of $4,227,554 at March 31, 2017. This raises substantial doubt about its ability to continue as a going concern. The Company is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts. Per the Joint Venture agreement, Guardian LLC has committed to provide the Company with all its working capital needs.

We plan to raise working capital that will allow us to conduct our business for the next 12 months. There is no guarantee regarding our ability to raise that capital. We expect to use the proceeds to fund our short-term capital requirements including paying administrative expenses associated with maintaining our public company’s filings for the next 12 months. In order to implement our business plan and pay various administrative expenses on a minimal basis for the next 12 months, we expect that we will need approximately $900,000, based on our expectation of monthly expenses of approximately $75,000. The Company expects that its operating results will fluctuate significantly from quarter to quarter in the future, and will depend on a number of factors including the state of the worldwide economy and financial markets, which are outside the Company’s control. Guardian Patch, LLC, the Company’s JV partner, has committed to support the Company’s working capital needs, by providing the Company short-terms loans. The Company may also pursue capital through the issuance of high-yield debt that will likely be convertible into equity, at either a fixed or a variable conversion rate. Our financing plans and the exact type of debt that we seek will largely be contingent on our pre-sales campaign for the Sphere.

On or around March 4, 2017 the Company and its JV partner, Guardian LLC, launched an online sales campaign for the Guardian Pet Tracker, which is being marketing under its brand name, the Guardian Orb.

Debt Financing Arrangements

As of March 31, 2017, the Company has only one convertible note outstanding with a third party (“PTPI Note”). The current note balance is $54,857, which includes $14,117 of accrued interest. At December 31, 2016, the Company had only this note outstanding as well. The balance at that time was $53,852, which included accrued interest of $13,112, and was net of debt discount.

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

Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”). Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. We had revenue of $45,000 and $30,000 for the fiscal quarters ended March 31, 2017 and 2016, respectively.

During the quarter ended March 31, 2017, 100% of the Company’s revenue was related to IT service provided to the LLC for Dr. Rittman services, in connection with the development of the Company's GopherInsight™ technology.

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

On or around April 10, 2017, the Company was billed by its transfer agent (“TA”) for approximately $11,500 for legal fees (“TA Charges”) in connection with a lawsuit brought by one of the Company’s shareholders against the TA. The Company is not a named party in this litigation. The Company disputes the TA Charges, and as such did not record it in its books. The Company’s position is that the TA Charges are not covered under the indemnification section of the Company’s agreement with its TA.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

GOPHER PROTOCOL INC. (Registrant)

Date: May 9, 2017	By:	/s/ Michael Murray
Michael Murray
President, Chief Executive Officer, Secretary, Treasurer and Director (Principal Executive, Financial and Accounting Officer)

By:		/s/ Danny Rittman
Danny Rittman
Chief Technology Officer and Director

By:		/s/ Erik Klinger
Erik Klinger
Chief Financial Officer

By:		/s/ Mansour Khatib
Mansour Khatib
Chief Marketing Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Michael Murray	Michael Murray	President, CEO, CFO, Secretary,	May 9, 2017
Treasurer and Director
(Principal Executive, Financial and Accounting Officer)

/s/ Danny Rittman	Danny Rittman	Chief Technology Officer and	May 9, 2017
Director

/s/ Erik Klinger	Erik Klinger	Chief Financial Officer	May 9, 2017

/s/ Mansour Khatib	Mansour Khatib	Chief Marketing Officer and	May 9, 2017
Director

