Form 10-Q
period 2017-06-30
Gopher Protocol Inc.
filed 2017-08-14
CIK 1471781

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer  ☐      (Do not check if a smaller reporting company)  Smaller reporting company  ☒     Emerging growth company   ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.00001 par value	50,795,372 Common Shares
(Class)	(Outstanding at August 14, 2017)

GOPHER PROTOCOL, INC.

Item 1: Condensed financial statements

GOPHER PROTOCOL, INC.
CONDENSED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$50,046	$5,096
Prepaid expenses	1,750	5,248
Total current assets	51,796	10,344

Property and equipment, net	—	699

Other assets	103,005	7,500

Total assets	$154,801	$18,543

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$398,798	$767,721
Derivative liability	1,981,296	—
Total current liabilities	2,380,094	767,721

Convertible note payable, net of debt discount	101,589	53,852

Total liabilities	2,481,683	821,573

Contingencies

Stockholders’ deficit :

Series B Preferred stock, $0.00001 par value, 20,000,000 shares authorized; 45,000 shares issued as of June 30, 2017 and December 31, 2016, respectively	—	—

Series C Preferred stock, $0.00001 par value, 10,000 shares authorized; 700 shares issued as of June 30, 2017 and December 31, 2016, respectively	—	—
Series D Preferred stock, $0.00001 par value, 100,000 shares authorized; 66,000 shares issued as of June 30, 2017 and December 31, 2016, respectively	1	1
Common stock, $0.00001 par value, 500,000,000 shares authorized; 44,395,372 shares issued and outstanding as of June 30, 2017 and 41,420,372 issued and outstanding as of December 31, 2016	2,447	2,414
Treasury stock, at cost; 1,040 shares as of June 30, 2017 and December 31, 2016, respectively	(643,059)	(643,059)
Additional Paid In Capital	3,983,668	3,931,986
Accumulated deficit	(5,669,939)	(4,094,372)

Total stockholders’ deficit	(2,326,882)	(803,030)

Total liabilities and stockholders’ deficit	$154,801	$18,543

The accompanying notes are an integral part of these condensed financial statements.

GOPHER PROTOCOL, INC.

CONDENSED STATEMENT OF OPERATIONS

	For the fiscal quarter ended June 30, 2017		For the six months ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Related-party consulting income	45,000	45,000	90,000	75,000
Total revenues

General and administrative expenses	260,608	121,609	429,577	193,826
Stock compensation - Professional fees	26,500	246,981	26,500	246,981
Marketing expenses	61,366	170,913	117,914	182,017
Accounting expenses	14,600	6,575	14,600	29,300
Patent fees	1,321	780	2,981	16,866

Total expenses	364,395	546,858	591,572	668,990

Loss from operations	(319,395)	(501,858)	(501,572)	(593,990)

Other income (expense):
Amortization - Debt discount	(50,213)	(8,268)	(50,213)	(17,651)
Change in fair market value of derivative liability	496,037		496,037	—
Derivative expense	(1,517,201)		(1,517,201)	—
Interest expense	(1,613)	(1,129)	(2,618)	(1,727)
Total other (expense)	(1,072,990)	(9,397)	(1,073,995)	(19,378)

Loss before income taxes

Income tax expense	—	—	—	—

Net loss	$(1,392,385)	$(511,255)	$(1,575,567)	$(613,368)

Net loss per share:
Basic and diluted	37,706,759	4,137,310	37,816,078	5,761,247

Weighted average number of common shares outstanding:
Basic and diluted	(0.04)	(0.12)	(0.04)	(0.11)

 The accompanying notes are an integral part of these condensed financial statements.

GOPHER PROTOCOL, INC.
CONDENSED STATEMENT OF CASH FLOWS

	For the six months ended June 30,
	2017	2016

Cash Flows Used by Operating Activities:
Net loss	$(1,575,567)	$(613,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	699	674
Amortization of debt discount	50,213	17,650
Change in fair market value of derivative liability	(496,037)	—
Derivative expense	1,517,201	—
Amortization of prepaid filing fees	—	1,750
Reclassification of a payable to Guardian LLC to a convertible note payable	679,773	—
Shares issued for services - consulting	26,500	—
Shares issued for services - marketing	—	12,998
Shares issued for services - legal	—	233,982
Warrant issued for services	—	139,582
Changes in assets and liabilities:
Other (non-current) assets	4,977	12,250
Accounts receivable	—	25,974
Notes receivable plus accrued interest	(100,482)	—
Prepaid expenses	3,499	(10,500)
Accounts payable and accrued expenses	(368,927)	158,702
Accrued interest on convertible notes payable	2,618	1,726

Net cash provided by (used in) operating activities	$(255,532)	$(18,580)

Cash flows from financing activities:
Issuance of notes to Crown Bridge	50,000	—
Issuance of notes - CBP backend	50,241	—
Issuance of notes - Eagle Equities	50,000	—
Issuance of notes to Eagle Equities backend	50,241	—
Issuance is notes to JSJ	100,000	—
Net cash provided by financing activities	$300,482	$—

Net increase (decrease) in cash	44,950	(18,580)

Cash, beginning of year	5,096	21,051

Cash, end of year	$50,046	$2,471

NON-CASH ACTIVITIES:
Shares issued to reduce notes payable	$25,217	$5,466
Debt discount	$909,919	$—
Reclassification of a payable to Guardian LLC to a convertible note payable	$679,773	$—

The accompanying notes are an integral part of these condensed financial statements.

GOPHER PROTOCOL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

Note 1 - Organization and Nature of Business

Gopher Protocol Inc. (the “Company”, “we”, “us”, “our”, “Gopher”, “Gopher Protocol” or “GOPH”) was incorporated on July 22, 2009 under the laws of the State of Nevada and relocated its headquarters to Santa Monica, California in 2016. Gopher is a development stage company that is creating innovative mobile microchip (ICs) and software technologies based on GopherInsight™. The Company derived its revenues from the provision of IT services to Guardian Patch LLC, a related party (“Guardian LLC”).

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

On March 29, 2016, the Company contributed all of its rights relating to its proprietary microchip that is within a sticky patch package (the “Patch”) to Guardian LLC in consideration of 50% of the profit generated by Guardian LLC and a commitment from Guardian LLC that it is responsible for investing all needed funds for the purpose of developing the Patch and related products to the Patch, as well as funding the working capital needs of the Company.

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

As required by U.S. GAAP for long-lived assets, the Company evaluates the fair value of its property and equipment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Any impairment of value is recognized when the carrying amount of the asset exceeds its fair value. There were no impairment losses for the years ended June 30, 2017 and 2016. The Company has opted to expense all development costs associated with the development of its intellectual property.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of June 30, 2017, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

Fair Value Measurements

The Company applies the provisions of ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

For certain financial instruments, the carrying amounts reported in the balance sheets for cash and current liabilities, including convertible notes payable, each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

The Company uses Level 2 inputs for its valuation methodology for derivative liabilities as their fair values were determined by using the Black-Scholes-Merton pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives.

At June 30, 2017, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

Description	Fair Value As of June 30, 2017	Fair Value Measurements at June 30, 2017 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3

Derivative expense at issuance on or around June 10, 2017	2,477,333		2,477,333

Debt discount at issuance	(960,132)		(960,132)

Derivative expense at June 30, 2017	1,517,201		1,517,201

Derivative expense at issuance on or around June 10, 2017	2,477,333		2,477,333

Change in fair market value of derivative liability	(496,037)		(496,037)
Derivative liability at June 30, 2017	$1,981,296	$—	$1,981,296	$—

Total	$1,981,296	$—	$1,981,296	$—

The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the consolidated balance sheets at fair value in accordance with ASC 815.

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

U.S. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur. Under this criterion, the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that would likely be sustained under examination. The Company had no uncertain tax positions as of June 30, 2017. The Company’s 2015 tax returns been filed, and 2016 tax returns are under extension, due on October 2017.

Nevada Taxation

All Nevada entities have to file a Commerce Tax Report (“CTR”) with the Nevada Department of Taxation. If the gross revenue of the business is less than $4,000,000, the business would file a CTR showing a zero amount and would be in compliance. The Company is current with its filing of the required CTR as required for the period ended June 30, 2017.

Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”). Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. We had revenue of $45,000 and $45,000 for the fiscal quarters ended June 30, 2017 and 2016, respectively, which derived 100% in each period from IT-related services from a related party.

During the quarter ended June 30, 2017, 100% of the Company’s revenue was related to IT service provided to the LLC for Dr. Rittman services, in connection with the development of the Company’s GopherInsight™ technology.

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

	June 30 2017	June 30 2016
	(Unaudited)	(Unaudited)

Shares outstanding	44,795,372	9,970,452
Convertible notes:
Convertible note payable to PTPI dated January 22, 2015	4,037,741	9,999,947

Convertible note payable to Guardian Patch I LLC dated May 23, 2017	4,261,900	—

Convertible notes payable to Crown Bridge Partners LLC dated June 9, 2017	293,407	—

Convertible notes payable to Crown Bridge Partners LLC dated June 9, 2017 - backend note	293,407	—

Convertible notes payable to Eagle Equity LLC dated June 8, 2017	293,407	—

Convertible notes payable to Eagle Equity LLC dated June 8, 2017 - backend note	293,407	—

Convertible notes payable to JSJ Investments, Inc. dated June 7, 2017	294,523	—

Convertible notes payable to JSJ Investments, Inc. dated June 29, 2017	292,312	—

Total convertible notes	10,060,102	9,999,947
Preferred shares Series B	3,000	3,000
Series C	770	770
Series D	66,000,000	92,350,000

Warrants	93,750	—
Dilutive shares	76,157,622	102,353,717
Fully-diluted shares outstanding	120,952,994	112,324,169

Note 3 - Liquidity and Going Concern

The Company sustained net losses of $1,575,567 in the first six months of 2017, and our operating activities used $255,532. The Company had a working capital deficit of $347,002, stockholders’ deficit of $2,326,882, and accumulated deficit of $5,669,939 at June 30, 2017. This raises substantial doubt about its ability to continue as a going concern. The Company is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. No assurance can be given that the Company will be successful in these efforts. Per the Joint Venture agreement, Guardian LLC has committed to provide the Company with all its working capital needs, Guardian LLC’s commitment decreased in the past much of the risk of going concern. In lieu of entering series of short terms notes with third parties, the LLC took upon itself a lock-up and leakage agreement, described below. Certain third parties defaulted on their commitment to the Company for funding. The Company entered a negotiation with Guardian LLC to replace these defaulted investors. There is no guarantee that the LLC will agree to continue and replaces said investors, which raises substantial doubt about the Company’s ability to continue as a going concern.

We plan to raise working capital that will allow us to conduct our business for the next 12 months. There is no guarantee regarding our ability to raise that capital. We expect to use the proceeds to fund our short-term capital requirements including paying administrative expenses associated with maintaining our public company’s filings for the next 12 months. In order to implement our business plan and pay various administrative expenses on a minimal basis for the next 12 months, we expect that we will need approximately $1,200,000, based on our expectation of monthly expenses of approximately $100,000. The Company expects that its operating results will fluctuate significantly from quarter to quarter in the future, and will depend on a number of factors including the state of the worldwide economy and financial markets, which are outside the Company’s control. Guardian Patch, LLC, the Company’s JV partner, has committed in the past to support the Company’s working capital needs, by providing the Company with short terms loans. The Company may also pursue capital through the issuance of high-yield debt that will likely be convertible into equity, at either a fixed or a variable conversion rate. Our financing plans and the exact type of debt that we seek will largely be contingent on our pre-sales campaign for the Sphere.

Note 4 - Prepaid Expenses

On August 26, 2015, the Company finalized a consulting agreement that it entered into on August 11, 2015 with Michael Korsunsky (“Consultant”) pursuant to which Consultant was engaged by the Company to (i) provide introductions to strategic business alliances, (ii) advise on exposure and risk in the operation of smart phone applications and (iii) advise on market fluctuations within the different categories of the smart phone application delivery services sector, in consideration of 100,000 restricted shares of common stock of the Company, which shares were issued on or around August 26, 2015. On or around November 17, 2016, the Company filed a complaint against Consultant in Superior Court of the State of California, County of Riverside, for Breach of Contract and Breach of Implied Covenant of Good Faith and Fair Dealing. The Consultant been served, and did not file a defense, and has surrendered the stock certificate. As such, the Company expensed the stock-based payment for services in fiscal 2017.

In 2016, the Company recognized a prepaid expense for filing fees of $14,000. These prepaid fees are being amortized at $1,750 per quarter, and that expense has been recognized in this fiscal quarter. The current balance at June 30, 2017 is $1,750.

Note 5 - Property and Equipment, Net

Property and equipment consisted of the following as of June 30, 2017 and 2016:

	Estimated Useful Lives	6/30/2017	6/30/2016
Computers and equipment	3 years	$12,539	$12,539
Furniture	7 years	9,431	9,431
		21,970	21,970
Less accumulated depreciation		21,970	20,261
		$—	$1,709

Depreciation expense was $$699 for the first six months of 2017. As of June 30, 2017, these assets have been fully depreciated. Over the same period in 2016, depreciation expense was $674.

Note 6 - Other Assets

Exclusive License agreements

The Company is the exclusive license holder for certain intellectual property relating to the GopherInsight technology. The Company has assigned all its rights as they relate to the GopherInsight™ technology (the “Patch”) to the LLC as consideration for the JV. Dr. Rittman’s partners have commenced development of the product via a private LLC that has been incorporated under the name “Guardian Patch LLC” (the “LLC”). Certain private investors will provide all initial funding to the Company through the LLC for product development. The LLC will fund the development, and the Company will provide IT services through Dr. Rittman for a monthly fee. Dr. Rittman has signed an amendment employment agreement with the Company. As the Company is not a member of the LLC, the Company and the LLC have formed a Joint Venture (“JV”) for the purposes of developing and marketing the Patch. The LLC will be responsible for funding the development of the Patch. The Company will not need be required to invest funds in said JV. The Company responsibilities will be limited to the marketing of the product, where the marketing budget will be funded by the LLC. Moreover, the LLC has committed to provide the Company with working capital as needed. The Company has assigned and pledged to the LLC all its license derivative rights as they pertain to the Patch only. Dr. Rittman may be offered membership rights at some point in the future with the LLC, with which the Company is a JV partner, but is not equity member. The Company has agreed with the LLC that the same JV principles of the Company and the LLC for the Patch will apply for the other two products (Epsilon and Puzpix) which will be vested under designated LLCs that will be incorporated by the LLC members.

During 2016, the Company relocated its headquarters to 2500 Broadway, Suite F-125, Santa Monica, California. The Company paid approximately $5,000 per month in rent for this office space, and paid a $7,500 security deposit that is classified in our financial statements contained herein as a prepaid expense. The lease is being paid for by the Guardian LLC via reimbursement. The Company moved into smaller office space during March 2017, and its security deposit was adjusted downward to cover the smaller space in April 2016. The security deposit is approximately $2,500, which is the approximate combined monthly cost of rent and parking spaces. The Company is still located in the same office complex at 2500 Broadway, Suite F-125, Santa Monica CA 90404. The Company believes its current facilities will be adequate for the foreseeable future. The security deposit of $2,523 is presented in our financial statements as other assets.

Notes Receivable

At June 30, 2017, the Company has recorded notes receivable in the amount of $50,241 from Eagle Equities, and the same amount due from Crown Bridge Partners. These notes are the so-called “backend notes” described in Note 7, and are offset in these financials against equivalent liabilities recorded in notes payable.

Note 7 – Convertible Notes Payable

Convertible notes payable at June 30, 2017 and December 31, 2016 consist of the following:

	June 30,	December 31,
	2017	2016
Convertible note payable to PTPI dated January 22, 2015 (A) - principal	$15,523	$40,740

Accrued interest – convertible note payable to PTPI	14,870	13,112

Convertible note payable to Guardian Patch I LLC dated May 23, 2017 (B)	660,132	—

Accrued interest – convertible note payable to Guardian Patch LLC	19,641	—

Convertible notes payable to Crown Bridge Partners LLC dated June 9, 2017 (C)	100,000	—

Accrued interest – convertible note payable to Crown Bridge Partners LLC	482	—

Convertible notes payable to Eagle Equity LLC dated June 8, 2017 (D)	100,000	—

Accrued interest – convertible note payable to Eagle Equity LLC	482	—

Convertible notes payable to JSJ Investments, Inc. dated June 7, 2017 and June 29, 2017 (E)	100,000	—

Accrued interest – convertible note payable to JSJ Investments, Inc.	378	—
Total convertible notes payable	1,011,508	53,852
Unamortized debt discount	(909,919)	—
Convertible notes payable, net of discount	101,589	53,852

Less notes receivable collateralized by convertible notes payable	(100,482)	—
Convertible notes payable	$1,107	$53,852

(A) On January 22, 2015, the Company entered into an Exchange Agreement with Stanley Hills, the original holder (the “Holder”) of the PTPI Note pursuant to which PTPI Note exchanged $75,273 in debt into a 10% Convertible Debenture in the principal amount of $75,273 (the “Note”). The PTPI Note matures January 21, 2017 (the “Maturity Date”) and interest associated with the Note I Note is 10% per annum, which is payable on the Maturity Date. The PTPI Note is convertible into shares of common stock of the Company, at the option of Note I, at a fixed conversion price of $0.00752734.

The Holder has agreed to restrict its ability to convert the PTPI Note and receive shares of common stock such that the number of shares of common stock held by it in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The PTPI Note was issued in reliance upon exemptions from registration pursuant to Section 3(a)(9) under the Securities Act of 1933. The Holder is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. In addition, on March 2, 2015, the Company and the Holder amended that certain 10% Convertible Debenture (the “PTPI Note I Debenture”) which debt underlying the PTPI Note I Debenture was initially incurred on October 6, 2009 and exchanged for the Note I Debenture on January 19, 2014. The parties agreed that the conversion price in the PTPI Note I Debenture would not be impacted by the 1:1,000 stock split implemented by the Company on February 24, 2015 and will remain $0.0075273.

The Company is under default per the terms of the PTPI Note, as at maturity in January 2017, the Company did not have sufficient free cash to pay off the note. The Company is in negotiations with the Holder in good faith to resolve the situation. The Company cannot predict the result of such negotiations. The current note balance is $30,393, which includes $14,870 of accrued interest. At December 31, 2016, the Company had only this note outstanding as well. The balance at that time was $53,852, which included accrued interest of $13,112, and was net of debt discount.

Guardian LLC (the “Note Holder”) understands that the Company may be seeking additional capital or funding and believes that the lock-up and leak-out restrictions and provisions, as further described herein, will improve the Company’s prospects for obtaining additional financing and thus improving the overall financial condition of the Company. As such on or around June 26, 2017 the Company and the Note Holder entered into a lock-up and leak-out:

1.	Subject to the terms of this Agreement, the Note Holder agrees that for a period of nine (9) months from the Effective Date of this Agreement (the “Lock-Up Period”), the Note Holder shall not convert the Note into Common Stock for safe keeping or, directly or indirectly, sell, offer to sell, contract to sell, assign, pledge, hypothecate, encumber or otherwise transfer, or enter into any contract, option or other arrangement or understanding with respect to the sale, assignment, pledge or other disposition of (each a “Transfer”) any beneficial rights with respect to the Note.
2.	Leak-Out Provisions. Subject to the terms of this Agreement, the Note Holder agrees that for a period beginning immediately upon the end of the Lock-Up Period and ending fifteen (15) months from the Effective Date of this Agreement (the “Leak-Out Period”), the Note Holder shall have the right to sell the lessor of (i) five (5%) percent of the previous day’s traded volume of the Company’s Common Stock, or (ii) Five Thousand (5,000) shares of the Common Stock on a per daily basis.

At June 30, 2017, the outstanding balance included $14,870 of accrued interest.

(B) On May 23, 2017, the Company entered into a conversion agreement with Guardian Patch I LLC (“Guardian”) pursuant to which the parties agreed to convert the amounts provided by Guardian to the Company, previously recorded in accounts payable and accrued expenses, into a convertible note payable in the amount of $660,132.

The note bears interest at 6%, matures May 30, 2019 and is convertible into the Company’s common stock, at Guardian’s option, at a conversion price equal to 50% of the lowest closing price for the common stock on the principal market during the ten consecutive trading days immediately preceding the conversion date, which, in no event, will be less than $0.01 per share. Guardian has agreed to restrict their ability to convert the note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of common stock.

At June 30, 2017, the outstanding balance included $19,641 of accrued interest.

(C) On June 9, 2017, the Company entered into a securities purchase agreement with Crown Bridge Partners, LLC (“CBP”), providing for the purchase of two convertible notes payable in the aggregate amount of $100,000 with the first note being in the amount of $50,000 and the second note being in the amount of $50,000 each accruing interest at 8% per annum and due on June 9, 2018. The first note was funded in cash. With respect to second note CBP issued a note payable to the Company in the amount of $50,000 to offset second note. The funding of second note is subject to certain conditions. CBP is required to pay the principal amount of the note payable to the Company in cash and in full prior to executing any conversions under second note.

The CBP notes may be converted by CBP at any time into shares of Company’s common stock calculated at the time of conversion, except as set forth above, at a conversion price equal to 55% of the average of the three lowest trading prices of the Company’s common stock as reported on the National Quotations Bureau OTC Markets which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company. In the event the Company experiences a DTC “Chill” on its shares or the market price is below $0.25, the conversion price shall be decreased to 45%. If the Company fails to maintain its status as “DTC Eligible” for any reason, or, if the conversion price is equal to or lower than $0.01, then an additional 15% discount shall be factored into the conversion price until the CBP notes are no longer outstanding.

During the first six months, the CBP notes is in effect, the Company may redeem the CBP notes by paying to an amount equal to 135% of the face amount plus any accrued interest during the first 90 days after issuance and 150% of the face amount plus any accrued interest from day 91 through day 180 after issuance. The CBP Notes may not be prepaid after the six-month anniversary.

At June 30, 2017, the outstanding balance included $482 of accrued interest.

(D) On June 8, 2017, the Company entered into a securities purchase agreement with Eagle Equities, LLC (“Eagle”), providing for the purchase of two convertible notes payable in the aggregate amount of $100,000 with the first note being in the amount of $50,000 and the second note being in the amount of $50,000 each accruing interest at 8% per annum and due on June 8, 2018. The first note was funded in cash. With respect to second note, Eagle issued a note payable to the Company in the amount of $50,000 to offset second note. The funding of second note is subject to certain conditions. Eagle is required to pay the principal amount of the note payable to the Company in cash and in full prior to executing any conversions under second note.

Eagle may convert the outstanding principal on the Eagle notes into shares of the Company’s common stock at the conversion price per share equal to 55% of the lowest daily closing bid with a twenty (20) day look back immediately preceding and including the date of conversion.   In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 45% instead of 55% while that “Chill” is in effect.

The Company has the right to repay the Eagle notes at any time during the first six months of the notes at a rate of 130% of the unpaid principal amount during the first 90 days, 135% of the unpaid principal amount between days 91 and 120, and 140% of the unpaid principal amount between days 121 and 180.  The Eagle Notes may not be prepaid after the 180th day.

At June 30, 2017, the outstanding balance included $482 of accrued interest.

(E) On June 8, 2017, the Company closed a financing with JSJ Investments Inc. (“JSJ”), whereby the Company issued a convertible note payable dated June 7, 2017 in the aggregate principal amount of $50,000 with interest accruing at 8% per annum and is due on March 7, 2018.

JSJ may converted the note at any time into shares of Company’s common stock at a price equal a 45% discount to the lowest trading prices of the Company’s common stock as reported on the OTCQB for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The Company may pay the JSJ Note in full, together with any and all accrued and unpaid interest, plus any applicable pre-payment premium at any time on or prior to the date which occurs 180 days after the issuance date hereof. Until the 90th day after the issuance date the Company may pay the principal at a cash redemption premium of 135%, in addition to outstanding interest, without the note holder’s consent. From the 91st day though day 120, the amount to be repaid is 140% and from day 121 through the 180th day, the amount to be repaid is 150%.

On June 29, 2017, the Company closed another financing with JSJ for $50,000 with the exact terms and the JSJ note describe above except the note is due on March 29, 2018.

At June 30, 2017, the outstanding balance included $378 of accrued interest.

Due to the potential adjustment in the conversion price associated with some of the convertible notes payable described above based on the Company’s stock price, the Company has determined that the conversion feature is considered a derivative liability. The embedded conversion feature was initially calculated to be $2,477,333 which are recorded as a derivative liability as of the date of issuance. The derivative liability was first recorded as a debt discount to the convertible notes payable up to the face amount of the convertible notes payable of $960,132 with the excess of $1,517,201 being recorded as a derivative expense. The debt discount of $960,132 is being amortized over the terms of the convertible notes payable. The Company recognized interest expense of $50,213 during the six months ended June 30, 2017 related to the amortization of the debt discount. The debt discount at June 30, 2017 is $909,919.

Since the note payable to the Company as described in items (C) and (D) above were issued to the Company as payment for a second convertible notes payable, the Company has not presented these notes receivable as an asset, but as an offset to the convertible notes payable balance.

A rollfoward of the convertible note from December 31, 2016 to June 30, 2017 is below:

Convertible notes, December 31, 2016	$53,852
Issued for cash	200,000
Issued for accounts payable and accrued expenses	660,132
Increase due to accrued interest	22,259
Conversion to common stock	(25,217)
Debt discount related to new convertible notes	(960,132)
Amortization of debt discounts	50,213
Convertible notes, June 30, 2017	$1,107
Backend notes from Crown Bridge Partners and Eagle Equities	100,482
Balance of convertible notes net of debt discount at June 30, 2017	101,589

Note 8: Derivative Liability

The convertible notes payable discussed in Note 7 has a conversion price that can be adjusted based on the Company’s stock price which results in the conversion feature being recorded as a derivative liability.

The fair value of the derivative liability is recorded and shown separately under current liabilities. Changes in the fair value of the derivative liability is recorded in the statement of operations under other income (expense).

The Company uses a weighted average Black-Scholes-Merton option pricing model with the following assumptions to measure the fair value of derivative liability at June 30, 2017:

Stock price	$0.36
Risk free rate	1.24%
Volatility	250%
Conversion/ Exercise price	$0.16 to $0.17
Dividend rate	0%
Term (years)	0.68 to 1.92

The following table represents the Company’s derivative liability activity for the six months ended June 30, 2017:

Derivative liability balance, December 31, 2016	$—
Derivative expense at issuance	2,477,333
Change in fair market value from issuance to June 30, 2017	(496,037)
Derivative liability at June 30, 2017	$1,981,296

Derivative expense at issuance on or around June 10, 2017	$2,477,333
Debt discount at issuance	(960,132)
Derivative expense at June 30, 2017	$1,517,201

Note 9 - Stockholders’ Deficit

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

On June 10, 2016, the Company entered into a consulting agreement with Waterford Group LLC (“Waterford”) pursuant to which the Company engaged Waterford to provide sales and marketing consulting and advisory services to the Company in consideration of 100,000 shares of restricted common stock of the Company (the “Shares”) and a common stock purchase warrant (the “Warrant”) to acquire 750,000 shares of restricted common stock of the Company at an exercise price of $2.25 per share for a period of five (5) years. 50,000 of the Shares were issued to Waterford upon the execution of the Agreement. The warrant has been recorded as adjusting equity during this quarter. The Company believes that this agreement is in default, as the counterparty failed to deliver services under the agreement. As such, in the third fiscal quarter, the Company did not issue the shares or warrants in the third or fourth fiscal quarter, and does not intend to issue those items.

On June 17, 2016, the Company engaged a law firm to provide certain legal services to the Company in consideration of 900,000 shares of common stock of the Company (the “Retainer Shares”). The value of these shares is $233,982 and this amount was recorded as legal expense. On June 23, 2016, the Company prepaid legal services for 12 months, with an effective date of January 7, 2016. On August 16, 2016, the retainer agreement dated June 17, 2016 (“Original Retainer Agreement”) entered by and between the Company and its legal firm was amended and restated provided legal services to the Company for a flat fee of 2,600,000 shares of common stock and a monthly cash flat fee. The Company issued an additional 1,700,000 shares valued at $441,966 to this law firm to cover legal costs that exceeded $233,982, per the amendment.

On June 20, 2016, two holders (the “Preferred Stock Holders”) of an aggregate of 2,400 shares of Series D Preferred Stock of the Company converted the Preferred Shares into an aggregate of 2,400,000 shares of common stock of the Company at $0.01 per share. The Preferred Stock Holders are executive officers and directors of the Company.

On August 9, 2016, the Preferred Stock Holders of an aggregate of 17,400 shares of Series D Preferred Stock of the Company executed conversion notices to convert the Preferred Shares into an aggregate of 17,400,000 shares of common stock of the Company at $0.01 per share.

In addition, on August 9, 2016, Direct Communications, Inc. (“Direct Communications”), a holder of 8,950 shares of Series D Preferred Stock (the “Direct Communications Preferred Shares”) of the Company executed a conversion notice to convert the Direct Communications Preferred Shares into 8,950,000 shares of common stock of the Company (the ” Direct Communications Conversion Shares”) at $0.01 per share.

On or around September 30, 2016, a third party converted $11,291 of the PTPI Note into 1,500,000 shares. This reduced the overall principal balance on that note to $55,042. On or around October 26, 2016, a third party converted $14,302 of the PTPI Note into 1,900,000 shares. This reduced the overall principal balance on that note to $40,740. Including interest accrued at June 30, 2017, which includes interest accrued since early 2015, the note balance net of this conversion was $53,852.

On or around April 4, 2017, the PTPI note holder converted $6,398.21 into 850,000 common shares of the Company.

In May 2017, the PTPI noteholder sold a portion of its note to a third party that converted 500,000 shares worth $3,763 in May 2017, and 2,000,000 shares worth $15,055 in June 2017. These conversions lowered the principal and accrued balance of the PTPI note to $30,393 at June 30, 2017.

Treasury Stock

On April 25, 2011, the Company issued a press release announcing that its Board of Directors approved a share repurchase program. Under the program, the Company is authorized to purchase up to 200-post-split (1,000,000 pre-split) of its shares of common stock in open market transactions at the discretion of management. All stock repurchases will be subject to the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended and other rules that govern such purchases. As of December 31, 2013, the Company had repurchased 8-post-split shares (38,000 pre-split) shares of its common shares in the open market, which were returned to treasury. On December 31, 2014, the Company returned 40,000 post-split shares (200,000,000 pre-split shares) to treasury in connection with the dissolution of the licensing agreement with a third party. During the first quarter of 2015, Company’s counsel, who had previously been issued 32,000 shares as compensation, returned those shares to Treasury. As of June 30, 2017, the Company has 1,040 treasury shares at cost basis.

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

As of June 30, 2017 and December 31, 2016, there are 45,000 Series B Preferred Shares outstanding, respectively.

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

During the fiscal year ended December 31, 2014, GV Global Communications, Inc. converted 7,770 of its Series C Preferred Stock into 12,010 post-split (64,551,667 common shares pre-split). During the third quarter of 2014, the Company received 4,204 post-split (21,021,900 pre-split) common shares to adjust the shares issued to reflect the amount that both they and the Company believed that they were owed. At June 30, 2017, and at December 31, 2016, GV owns 700 Series C Preferred Shares.

The issuance of the Series C Preferred Stock was made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder.  GV is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

As of June 30, 2017 and December 31, 2016, there are 700 Series C Preferred Shares outstanding, respectively.

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

On April 2, 2015, a third party converted 1,000 Series D Preferred shares into 1,000,000 common shares. On May 11th, 2015, Redo Holdings, LLC converted 4,000 shares of its Series D Preferred Stock into 4,000,000 restricted common shares.

On November 31, 2015, Direct Communications gave a notice of conversion to Company stating its intention to convert 250 Series D Preferred Shares to 250,000 common shares, which were issued on or around that date.

On June 20, 2016, two holders (the “Preferred Stock Holders”) of an aggregate of 2,400 shares of Series D Preferred Stock (the “Preferred Shares”) of the Company converted the Preferred Shares into an aggregate of 2,400,000 shares of common stock of the Company at $0.01 per share. The Preferred Stock Holders are executive officers and directors of the Company.

On August 9, 2016, two holders (the “Preferred Stock Holders”) of an aggregate of 17,400 shares of Series D Preferred Stock (the “Preferred Shares”) of the Company executed conversion notices to convert the Preferred Shares into an aggregate of 17,400,000 shares of common stock of the Company at $0.01 per share. The Preferred Stock Holders are executive officers and directors of the Company.

In addition, on August 9, 2016, Direct Communications, Inc. (“Direct Communications”), a holder of 8,950 shares of Series D Preferred Stock (the “Direct Communications Preferred Shares”) of the Company executed a conversion notice to convert the Direct Communications Preferred Shares into 8,950,000 shares of common stock of the Company at $0.01 per share.

The above issuances of common stock in connection with the conversions of the Series D Preferred Stock increases the number of shares of common stock of the Company by 26,350,000 shares.

As of June 30, 2017, and as of December 31, 2016, there are 66,000 Series D Preferred Shares outstanding, respectively.

Note 10 - Related Parties

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the party in making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences. All of the Company’s revenue in 2016 is from IT services delivered to a single customer, Guardian LLC, which is a related party to the Company. The Company had revenue of $45,000 and $45,000 for the fiscal quarters ended June 30, 2017 and 2016, respectively. All expenses in the Company’s operations were incurred as a consequence of delivering Company’s obligations under the joint venture agreement between the parties to commercialize the technology that is being developed by the LLC. The Company had operating expenses of $227,177 and $122,132 for the fiscal quarters ended June 30, 2017 and 2016, respectively.

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

On August 20, 2015, the Company entered into an agreement with Dr. Rittman pursuant to which the parties agreed that (i) all inventions, improvements and developments made or conceived by Dr. Rittman, either solely or in collaboration with others pertaining to Company’s business, will be the property of Company, and (ii) Dr. Rittman agreed to assign to the Company any and all intellectual property related to the Company’s consumer heuristic technology platform, subject to certain conditions, which as of June 30, 2017 have not been met. As of the end of the fiscal year, the intellectual property developed by Dr. Rittman had not been assigned to the Company. The Company has expensed the stated value of that intellectual property in these financial statements.

On or around March 18, 2016 the Company and Dr. Danny Rittman entered into an agreement intended to clarify the relationship between Dr. Rittman and the Company and the ownership of certain technology in connection with certain agreements previously entered into between Company and Dr. Rittman and with third parties. Specifically, the Company entered into that certain Territorial License Agreement with Hermes Roll LLC dated March 4, 2015, which such agreement was amended to expand the related territorial license to a worldwide license pursuant to that certain Amended and Restated Territorial License Agreement dated June 16, 2015 (the “Amended and Restated Territorial License Agreement”), and that certain Letter Agreement (the “Letter Agreement”) entered into between Dr. Rittman and the Company dated August 20, 2015. The aforementioned agreements were tied to the funding of the Company in the minimum amount of $5,000,000 (the “Required Funding”) and the assignment to the Company and/or ownership by the Company of all past, present and future technology in the form of intellectual property, including, but not limited to patents, trademarks, domains, applications, social media pages (e.g. Twitter, LinkedIn and landing pages) (collectively, the “IP”), which such IP was paid for exclusively by Dr. Rittman and/or his affiliated companies, was contingent upon the Company obtaining the Required Funding by no later than October 30, 2015 (the “Contingency”). Accordingly, it was agreed to by the parties that (i) all inventions, improvements and developments made or conceived by the Dr. Rittman, either solely or in collaboration with others pertaining to Company’s business, would be the property of the Company subject to the Contingency. In the event the Contingency was not met, the Letter Agreement would be cancelled and rendered null and void. The Company acknowledged that the Company did not meet the Contingency, technically resulting in the cancellation of the Letter Agreement and rendering the Letter Agreement null and void. Moreover, the Company failed to meet its obligations under the Amended and Restated Territorial License Agreement, including the further development of the consumer heuristic technology platform, thereby creating a vacuum in its development in all aspects, including the ability to obtain funding, resulting in the need for Dr. Rittman’s partners to perform the necessary development work related to the above agreements.

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

The Company is the exclusive license holder for certain intellectual property relating to GopherInsight technology. The Company has assigned all its rights as they relate to the Guardian Patch to the LLC as consideration for the JV. Dr. Rittman’s partners have commenced development of the product via a private LLC that has been incorporated under the name “Guardian Patch LLC” (“LLC”). Certain private investors will provide all initial funding to the Company via the LLC for product development. The LLC will fund the development, and the Company will provide IT services via Dr. Rittman for a monthly fee. Dr. Rittman has signed an amendment employment agreement with the Company. As the Company is not a member of the LLC, the Company and the LLC have formed a Joint Venture (“JV”) for the purposes of developing and marketing the Patch. The LLC will be responsible for funding the development of the Patch. The Company will not need be required to invest funds in said JV. The Company responsibilities will be limited to the marketing of the product, where the marketing budget will be funded by the LLC. Moreover, the LLC has committed to provide the Company with working capital as needed. The Company has assigned and pledged to the LLC all its license derivative rights as they pertain to the Patch only. Dr. Rittman may be offered membership rights at some point in the future with the LLC, with which the Company is a JV partner, but is not equity member. The Company has agreed with the LLC that the same JV principles of the GPLLC for the patch will apply for the other two products (Epsilon and Puzpix) which will be vested under designated LLCs that will be incorporated by the LLC members. During the quarter ended June 30, 2017, 100% of the Company’s revenue was related to IT service provided to the LLC for Dr. Rittman services, in connection with the development of the Patch.

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

On July 21, 2016 members of the Guardian Patch LLC, together with Dr. Rittman, incorporated Alpha EDA, LLC (“Alpha”). The members of the LLC appointed Dr. Rittman as the manager of Alpha. The Company, the LLC and Alpha have agreed that all Epsilon Rights, as well as Puzpix rights, will be assigned to Alpha. Alpha and the Company entered into a JV agreement similar to the Patch Joint Venture agreement (as described above), whereby Alpha will fund all of its operational and developmental needs (software development, support, marketing and administrative), and the profits of Alpha will be distributed equally to the two equal Joint venture partners, Guardian Patch LLC and the Company. Alpha will hold all intellectual property rights related to software. Currently, three products will be owned by Alpha – the Epsilon software, the Puzpix social game and the Guardian Pack application. The Company and its technology licensing partners, Guardian LLC and Alpha, are preparing to introduce said new products (Epsilon, Guardian Pack & PuzPix) to the market this year, and the Sphere during the second half of fiscal 2017. Certain problems caused by the need to miniaturize both the chip design and the battery caused a delay in the rollout from its planned launch during the first half of the year. The Epsilon product will be presented for time-based license agreements utilizing a designated website on top of customary distributing channels for the product. Epsilon is under confidential evaluation agreement with third party.

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

The Company has commenced development, and the Company has completed the Statement of Work (SOW) for the Federal Communications Commission (“FCC”) survey to deploy the Company’s Guardian Global Tracking Device within the continental US. The Company has also completed their transmitters/transceivers modules feasibility research. Although the Company can use open channels, and therefore is not required to comply with various FCC regulations relevant to the system, the Company has chosen to comply, and is complying with FCC regulations. The FCC regulates the limits of potentially harmful interference to licensed transmitters due to low power unlicensed transmitters. The Guardian Patch/Sphere system consists of advanced security protocols in order to maintain the global, private, fully-secured network. In addition, the Guardian Patch device needs to perform communication tasks across the globe providing breakthrough tracking features.  The Company and its technology licensing partner, Guardian LLC, successfully completed thorough research that involved security, performance and FCC regulations compliance. Based on this research, a set of particular frequencies was chosen to be used by Guardian LLC.  By the end of this year, the Company completed the design and construction of the Guardian Patch/Sphere circuit prototype device. The Company has completed the construction of 10 prototype units, and performed intensive testing program to be tested as a complete system in designated areas by the Company. On December 1, 2016, Guardian LLC issued Statement of Work for the Placement and Development of Guardian Sphere and its Base System. For this project, Guardian LLC has assembled a team of eight, including a Project Manager, CTO, digital and software engineers, a specialist algorithm mathematician and project leader. This team was assembled by Guardian LLC, and is based in the USA, Europe and Asia. Per the Joint Venture agreement, Guardian LLC is funding the SOW project through its sources, while the Company’s portion of the cost is $67,000 and due to the vendor on August 15, 2017.

On June 20, 2016, two holders (the “Preferred Stock Holders”) of an aggregate of 2,400 shares of Series D Preferred Stock (the “Preferred Shares”) of the Company converted the Preferred Shares into an aggregate of 2,400,000 shares of common stock of the Company at $0.01 per share. The Preferred Stock Holders are executive officers and directors of the Company.

On August 9, 2016, two holders (the “Preferred Stock Holders”) of an aggregate of 17,400 shares of Series D Preferred Stock (the “Preferred Shares”) of the Company executed conversion notices to convert the Preferred Shares into an aggregate of 17,400,000 shares of common stock of the Company at $0.01 per share. The Preferred Stock Holders are executive officers and directors of the Company.

Effective August15, 2016, the Employment Agreement of Mansour Khatib, our CMO, was amended and restated as follows:

Upon the Company generating $1,000,000 in revenue during any three (3) month period (the “Threshold Requirement”), the Executive will receive salary at the rate of $100,000 annually (the “Base Salary”); provided, however, that that Company shall pay to Executive $5,000 per month (the “Monthly Salary Advance”) commencing on August 15, 2016, which such Monthly Salary Advance shall be an advance on the Base Salary and shall continue to be paid to Executive until such time that the Company launches its GopherInsight™ technology into the consumer markets.  Once the Threshold Requirement is met, the Base Salary will be payable in equal increments not less often than monthly in arrears and in any event consistent with the Company’s payroll policy and practices.  The Base Salary of the Executive may from time to time be increased, but not decreased, by the Board, in its absolute discretion, including potential bonuses.”

Since April 2016, Guardian LLC has provided loans to the Company for the Company’s working capital purposes, outside of its commitment to develop the Patch, in the aggregate amount of $660,131 (the “Loans”). On May 23, 2017, as described in Note 7, the Company entered into a Conversion Agreement with Guardian LLC pursuant to which the parties agreed to convert the Loans provided by Guardian LLC to the Company into a Convertible Promissory Note in the amount of $660,131.80 (the “Note”).

The Note bears interest at 6%, matures May 30, 2019 and is convertible into the Company’s common stock, at Guardian LLC’s option, at a conversion price equal to 50% of the lowest closing price for the common stock on the principal market during the ten consecutive trading days immediately preceding the conversion date, which, in no event, will be less than $0.01 per share. Guardian LLC has agreed to restrict their ability to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of common stock. At June 30, 2017, the Note has a balance including accrued interest of $679,773.

Guardian LLC (the “Note Holder”) understands that the Company may be seeking additional capital or funding and believes that the lock-up and leak-out restrictions and provisions, as further described herein, will improve the Company’s prospects for obtaining additional financing and thus improving the overall financial condition of the Company. As such on or around June 26, 2017 the Company and the Note Holder entered into a lock-up and leak-out:

1.	Subject to the terms of this Agreement, the Note Holder agrees that for a period of nine (9) months from the Effective Date of this Agreement (the “Lock-Up Period”), the Note Holder shall not convert the Note into Common Stock for safe keeping or, directly or indirectly, sell, offer to sell, contract to sell, assign, pledge, hypothecate, encumber or otherwise transfer, or enter into any contract, option or other arrangement or understanding with respect to the sale, assignment, pledge or other disposition of (each a “Transfer”) any beneficial rights with respect to the Note.
2.	Leak-Out Provisions. Subject to the terms of this Agreement, the Note Holder agrees that for a period beginning immediately upon the end of the Lock-Up Period and ending fifteen (15) months from the Effective Date of this Agreement (the “Leak-Out Period”), the Note Holder shall have the right to sell the lessor of (i) five (5%) percent of the previous day’s traded volume of the Company’s Common Stock, or (ii) Five Thousand (5,000) shares of the Common Stock on a per daily basis.

Note 11 - Contingencies

Legal Proceedings

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business.  There is currently no litigation that management believes will have a material impact on the financial position of the Company.

On August 26, 2015, the Company finalized a consulting agreement that it entered into on August 11, 2015 with Michael Korsunsky (“Consultant”) pursuant to which Consultant was engaged by the Company to (i) provide introductions to strategic business alliances, (ii) advise on exposure and risk in the operation of smart phone applications and (iii) advise on market fluctuations within the different categories of the smart phone application delivery services sector, in consideration of 100,000 restricted shares of common stock of the Company, which shares were issued on or around August 26, 2015. On or around November 17, 2016, the Company filed a complaint against Consultant in Superior Court of the State of California, County of Riverside, for Breach of Contract and Breach of Implied Covenant of Good Faith and Fair Dealing. The Consultant been served, surrender his certificate but to date has not filed a defense.

Warrants Liability

On June 10, 2016, the Company entered into a consulting agreement with Waterford Group LLC (“Waterford”) pursuant to which the Company engaged Waterford to provide sales and marketing consulting and advisory services to the Company in consideration of 100,000 shares of restricted common stock of the Company (the “Shares”) and a common stock purchase warrant (the “Warrant”) to acquire 750,000 shares of restricted common stock of the Company at an exercise price of $2.25 per share for a period of five (5) years. 50,000 of the Shares were issued to Waterford upon the execution of the Agreement. The Warrant vests on a quarterly basis in eight (8) equal quarterly installments each in the amount of 93,750 shares each quarter during the term of the Agreement. The first quarterly installment vested upon the execution of the Agreement and covers Q2 2016 and each subsequent quarterly installment vests each quarter thereafter. The warrant has been recorded as adjusting equity during this quarter. The Company believes that this agreement is in default, as the counterparty failed to perform or provide any services under the agreement. As such, the Company put Waterford on notice in writing during in the third fiscal quarter, that the Company did not issue shares or warrants during the third or fourth fiscal quarters, and does not intend to issue those items as it believes that Waterford is in default under its agreement.

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

SEC Matters

On July 29, 2016, the staff of the Atlanta Regional Office of the U.S. Securities and Exchange Commission (the “SEC” and the “Commission”) advised the Company in a telephone conversation, followed by a written “Wells” notice, that it is has made a preliminary determination to recommend that the Commission file an enforcement action against the Company alleging violations of Section 13(a) of the Securities and Exchange Act of 1934 and Rules 13a-11, 13a-13 and 12b-20 thereunder. A Wells Notice is neither a formal allegation of wrongdoing nor a finding that any violations of law have occurred. Rather, it provides the Company with an opportunity to respond to issues raised by the Commission and offer its perspective prior to any SEC decision to institute proceedings. These proceedings could result in the Company being subject to an injunction and cease and desist order from further violations of the securities laws as well as monetary penalties of disgorgement, pre-judgment interest and a civil penalty.  On September 20, 2016, the Company filed an amended and restated 10-Q for the period ended June 30, 2014.  In February 2017, the SEC advised that it concluded its investigation and that it does not intend to recommend an enforcement action by the SEC against the Company.

On June 12, 2017, the Company circulated a white paper titled “Guardian – Global Tracking Technology” which was filed with the SEC on form 8-k as Regulation FD Disclosure. The information contained in Item 7.01 of this Current Report on Form 8-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing by the Company under the Securities Act of 1933, as amended.

Reserved Shares

In connection with the notes, the Company has reserved with its transfer agent 2,000,000 common shares for each note held by JSJ (4,000,000 shares total), f 1,500,000 common shares for CBP, and 950,680 common shares for Eagle Equities.

Note 12 - Per Share Information

Loss per share

Basic loss per share of common stock is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding.  Diluted loss per share of common stock (“Diluted EPS”) is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common stock equivalents and convertible securities then outstanding. At June 30, 2017 and 2016, there were 76,157,622 and 102,353,717 of potentially dilutive post-split common stock equivalents outstanding, respectively. The potentially dilutive common stock equivalents at June 30, 2017 arise from (i) the issuance on December 7, 2011 of 45,000 Series B Preferred Shares which are convertible into 3,000 common shares, (ii) the issuance of 10,000 Series C Preferred Shares having a stated value of $100 per share, of which 700 shares remain unconverted, which remaining unconverted shares are convertible into 770 post-split common shares, given recent market prices, and notwithstanding a restriction against owning more than 4.99% of the Company’s stock, and (iii) the issuance of a note payable to GV Global which based on hypothetical conversion at June 30, 2016 would have converted into 4,037,741 post-split common shares, (iv) the issuance of 100,000 Series D Preferred Shares worth $120,000 to Vulcan, 34,000 of which have already been converted, the remainder (unconverted balance) of which given hypothetical conversion at June 30, 2017 would have converted to 66,000,000 post-split shares, and (v) the Waterford warrant on 93,750 shares. The potentially dilutive shares at June 30, 2017 also include the following shares contemplating the conversion of certain convertible notes issued in the first six months of 2017: (i) 4,261,900 shares from the issuance of a note to Guardian Patch LLC; (ii) 293,407 shares from the issuance of a note to Crown Bridge Partners; (iii) 293,407 shares from the issuance of the backend note to Crown Bridge Partners; (iv) 293,407 shares from the issuance of a note to Eagle Equities LLC; (v) 293,407 shares from the issuance of the backend note to Eagle Equities LLC; (vi) 294,523 shares from the issuance of a note to JSJ Investments, Inc., issued on or around June 7, 2017; and, (vii) 292,312 shares from the issuance of a note to JSJ Investments, Inc., issued on or around June 29, 2017.

The potentially dilutive common stock equivalents at June 30, 2016 arise from (i) the issuance on December 7, 2011 of 45,000 Series B Preferred Shares which are convertible into 3,000 common shares, (ii) the issuance of 10,000 Series C Preferred Shares having a stated value of $100 per share, of which 700 shares remain unconverted, which remaining unconverted shares are convertible into 770 post-split common shares, given recent market prices, and notwithstanding a restriction against owning more than 4.99% of the Company’s stock, (iii) the issuance of a Note I which based on hypothetical conversion at June 30, 2016 would have converted into 9,999,947 post-split common shares, and (iv) the issuance of 100,000 Series D Preferred Shares worth $120,000 to Vulcan, the remainder (unconverted balance)of which given hypothetical conversion at June 30, 2016 would have converted to 92,350,000 post-split shares. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on the net loss per common share. Share amounts are shown in post-split amounts to facilitate comparison between the periods.

Note 13 – Concentrations

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

There have been no losses in these accounts through June 30, 2017 and 2016.

Concentration of revenue and accounts payable as of June 30, 2017 and 2016, the Company has one customer, which counts 100% of its revenue. Per the terms of the JV with the LLC, the LLC has committed to fund all Company’s needs, as well as needs of the JV. As the LLC entered a Lock-Up Leak-Out agreement with the Company, the parties are in negotiations to reinstate it. Refusal of the LLC to provide the Company or the JV with that funding would represent a significant Credit Risk.

.

Note 14 - Subsequent Events

Management has evaluated events that occurred subsequent to the end of the reporting period shown herein:

The Patch PCT (Patent Cooptation treaty) was published July 13, 2017 as International Application Publication No. WO/2017/119947.

During June 2017, the Company entered into agreements and issued 4 notes in total to 3 investors. and the issuance of the Notes issuance were part of a funding plan where the 3 investors committed to fund up to $750,000 in tranches. Some or all of the investors defaulted on the second tranche, which has created a major liquidity and going concern issues that the Company trying to mitigate, but there is no assurance it will be successful. The Company is in intensive negotiations with Guardian LLC to reinstate funding Company overhead and expenses.

Effective August 15, 2017, Reko Holdings, LLC converted 6,000 shares of its Series D Preferred Stock into 6,000,000 restricted common shares.

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

On July 5, 2017, the Company terminated the Consultant.

On or about August 10, 2017, the Company received certification for its Guardian Orb Tracker technology by Arrow Technologies, which the Company anticipates should boost the Company’s campaign’s visibility on Indiegogo, which recently approved the Company’s crowdfunding campaign on that platform.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our financial statements and related notes included elsewhere in this report. In addition to historical information, this discussion includes forward-looking information that involves risks and assumptions, which could cause actual results to differ materially from management’s expectations. See “Forward-Looking Statements” included in this report.

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

In some cases, you can identify forward-looking statements by terminology such as ’‘may,’’ ’‘will,’’ ’’should,’’ ’‘could,’’ ’‘expects,’’ ’‘plans,’’ ’‘intends,’’ ’‘anticipates,’’ ’‘believes,’’ ’‘estimates,’’ ’‘predicts,’’ ’‘potential,’’ or ’‘continue’’ or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this Report.

This section of the report should be read together with Footnotes of the Company unaudited financials. The audited statements of operations for the fiscal quarters ended June 30, 2017 and 2016 are compared in the sections below.

General Overview

Gopher Protocol Inc. (the “Company”, “we”, “us”, “our”, “Gopher”, “Gopher Protocol” or “GOPH”) was incorporated on July 22, 2009 under the laws of the State of Nevada and relocated its headquarters to Santa Monica, California in 2016. Gopher is a development stage company that is creating innovative mobile microchip (ICs) and software technologies based on GopherInsight™. The Company derived its revenues from the provision of IT services to Guardian Patch LLC, a related party (“Guardian LLC”).

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

On March 29, 2016, the Company contributed all of its rights relating to its proprietary microchip that is within a sticky patch package (the “Patch”) to Guardian LLC in consideration of 50% of the profit generated by Guardian LLC and a commitment from Guardian LLC that it is responsible for investing all needed funds for the purpose of developing the Patch and related products to the Patch, as well as funding the working capital needs of the Company.

Results of Operations:

Fiscal quarters ended June 30, 2017 and June 30, 2016

A comparison of the statements of operations for the three months ended June 30, 2017 and 2016 is as follows:

Revenues:

The following table summarizes our revenues for the fiscal quarters ended June 30, 2017 and 2016:

Three months ended June 30,	2017	2016
Total revenues	$45,000	$45,000

During the first quarter of 2017, Guardian Patch LLC, which funds the development of the Patch, was billed by the Company for IT services provided by Dr. Rittman for a monthly fee of $15,000. From April 1, 2016, and going forward, the Company billed Guardian Patch LLC $15,000 per month, whereas prior to that, the Company billed Guardian Patch LLC only $10,000 per month.

Revenue is derived entirely from one customer in both cases.

Operating expenses:

The following table summarizes our operating expenses for the fiscal quarters ended June 30, 2017 and 2016:

Three months ended June 30,	2017	2016
General and administrative expenses	$260,608	$121,609
Stock-based compensation	$26,500	$246,981
Marketing expenses	$61,366	$170,913
Accounting expenses	$14,600	$6,575
Patent fees	$1,321	$780
Total operating expenses	$364,395	$546,858

In the current period, general and administrative costs increased, mainly due to a lower reliance on using stock to fund operating costs, caused by the decline in the stock price from last year. Other expenses went down significantly, especially marketing costs and stock-based compensation costs, leading to significantly lower operating costs in the current period compared to the three months ending in June 2016. Marketing costs declined compared to the prior period as the priority shifted to miniaturizing both the chip design and the battery, rather than marketing the product in the current period. Stock-based compensation costs have declined because the management team has been relying less on issuing stock for services, due to the greater dilution caused by our stock price, which is significantly lower than it was last year.

Other income (expense):

The following table summarizes our other income (expense) for the fiscal quarters ended June 30, 2017 and 2016:

Three months ended June 30,	2017	2016
Amortization of debt discount	$(50,213)	$(8,268)
Change in fair market value of derivative liability	$496,037	$0
Derivative expense	$(1,517,201)	$0
Interest (expense)	$(1,613)	$(1,129)
Total other income (expense)	$(1,072,990)	$(9,397)

For the three months ended at June 30, 2017, the interest expense increased due to the additional notes on the balance sheet in the current period. The amortization of the debt discount, derivative expense, and change in fair market value of the derivative liability are not comparable between the periods.

Year to date ended June 30, 2017 and June 30, 2016

A comparison of the statements of operations for the six months ended June 30, 2017 and 2016 is as follows:

Revenues:

The following table summarizes our revenues for the six months ended June 30, 2017 and 2016:

Six months ended June 30,	2017	2016
Total revenues	$90,000	$75,000

During the first quarter of 2017, Guardian Patch LLC, which funds the development of the Patch, was billed by the Company for IT services provided by Dr. Rittman for a monthly fee of $15,000. From April 1, 2016, and going forward, the Company billed Guardian Patch LLC $15,000 per month, whereas prior to that, the Company billed Guardian Patch LLC only $10,000 per month.

Revenue is derived entirely from one customer in both cases.

Operating expenses:

The following table summarizes our operating expenses for the six months ended June 30, 2017 and 2016:

Six months ended June 30,	2017	2016
General and administrative expenses	$429,577	$193,826
Stock-based compensation	$26,500	$246,981
Marketing expenses	$117,914	$182,017
Accounting expenses	$14,600	$29,300
Patent fees	$2,981	$16,866
Total operating expenses	$591,572	$668,990

In the year to date period, general and administrative costs increased, mainly due to a lower reliance on using stock to fund operating costs, caused by the decline in the stock price from last year. Other expenses went down significantly, especially marketing costs and stock-based compensation costs, leading to significantly lower operating costs in the current period compared to the six months ending in June 2016. Marketing costs declined compared to the prior period as the priority shifted to miniaturizing both the chip design and the battery, rather than marketing the product in the current period. Stock-based compensation costs have declined because the management team has been relying less on issuing stock for services, due to the greater dilution caused by our stock price, which is significantly lower than it was last year.

Other income (expense):

The following table summarizes our other income (expense) for the year to date period ended June 30, 2017 and 2016:

Six months ended June 30,	2017	2016
Amortization of debt discount	$(50,213)	$(17,651)
Change in fair market value of derivative liability	$496,037	$0
Derivative expense	$(1,517,201)	$0
Interest (expense)	$(2,618)	$(1,727)
Total other income (expense)	$(1,073,995)	$(19,378)

For the six months ended at June 30, 2017, the interest expense increased due to the additional notes on the balance sheet in the current period. The amortization of the debt discount, derivative expense, and change in fair market value of the derivative liability are not comparable between the periods.

Liquidity and Capital Resources

Our cash was $50,046 and $2,471 for the periods ended June 30, 2017 and 2016. Cash flows used by operations in the current fiscal year were $255,532, compared to $18,580 used by operating activities in fiscal 2016. Certain items are not comparable between the periods, including shares issued for services and a warrant issued for services in June 2016, and the change in fair market value of the derivative liability from the notes raised in May and June 2017 of nearly $500,000, and a derivative expense in the first six months of 2017 of $1,517,201. Working capital worsened in the current period compared to the prior period, with an increase in notes receivable of over $100,000 and a significant decrease in accounts payable compared to the six months ended in June 2016. For the period ended June 30, 2017, $200,000 was contributed in cash by borrowings under notes payable. It is important to note that reclassing the payable to Guardian Patch LLC to a note decreased accounts payable significantly from what it would have been had that change not occurred. This reclassification of the payable to a convertible note payable is a non-cash item; the note of $679,773, which includes accrued interest, was not funded by Guardian LLC during the period.

The Company sustained net losses of $1,575,567 in the first six months of 2017, and our operating activities used $255,532. The Company had a working capital deficit of $347,002, stockholders’ deficit of $2,326,882, and accumulated deficit of $5,669,939 at June 30, 2017. This raises substantial doubt about its ability to continue as a going concern. The Company is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. No assurance can be given that the Company will be successful in these efforts. Per the Joint Venture agreement, Guardian LLC has committed to provide the Company with all its working capital needs.

In lieu of entering series of short terms notes with third parties, Guardian LLC entered into a lock-up and leakage agreement. Certain third parties defaulted on their commitment to the Company for funding. The Company entered a negotiation with Guardian LLC to replace these defaulted investors. There is no guarantee that the LLC will agree to continue and replaces said investors, which raises substantial doubt about the Company’s ability to continue as a going concern.

We plan to raise working capital that will allow us to conduct our business for the next 12 months. There is no guarantee regarding our ability to raise that capital. We expect to use the proceeds to fund our short-term capital requirements including paying administrative expenses associated with maintaining our public company’s filings for the next 12 months. In order to implement our business plan and pay various administrative expenses on a minimal basis for the next 12 months, we expect that we will need approximately $1,200,000, based on our expectation of monthly expenses of approximately $100,000. The Company expects that its operating results will fluctuate significantly from quarter to quarter in the future, and will depend on a number of factors including the state of the worldwide economy and financial markets, which are outside the Company’s control. Guardian Patch, LLC, the Company’s JV partner, has committed to support the Company’s working capital needs, by providing the Company short-terms loans. The Company may also pursue capital through the issuance of high-yield debt that will likely be convertible into equity, at either a fixed or a variable conversion rate. Our financing plans and the exact type of debt that we seek will largely be contingent on the results of our pre-sales campaign for our first consumer product.

Debt financing arrangements

Convertible notes payable at June 30, 2017 and December 31, 2016 consist of the following (please refer to Note 7 for maturities of these notes):

	June 30,	December 31,
	2017	2016
Convertible note payable to PTPI dated January 22, 2015 (A) - principal	$15,523	$40,740

Accrued interest – convertible note payable to PTPI	14,870	13,112

Convertible note payable to Guardian Patch I LLC dated May 23, 2017 (B)	660,132	—

Accrued interest – convertible note payable to Guardian Patch LLC	19,641	—

Convertible notes payable to Crown Bridge Partners LLC dated June 9, 2017 (C)	100,000	—

Accrued interest – convertible note payable to Crown Bridge Partners LLC	482	—

Convertible notes payable to Eagle Equity LLC dated June 8, 2017 (D)	100,000	—

Accrued interest – convertible note payable to Eagle Equity LLC	482	—

Convertible notes payable to JSJ Investments, Inc. dated June 7, 2017 and June 29, 2017 (E)	100,000	—

Accrued interest – convertible note payable to JSJ Investments, Inc.	378	—
Total convertible notes payable	1,011,508	53,852
Unamortized debt discount	(909,919)	—
Convertible notes payable, net of discount	101,589	53,852

Less notes receivable collateralized by convertible notes payable	(100,482)	—
Convertible notes payable	$1,107	$53,852

(A) On January 22, 2015, the Company entered into an Exchange Agreement with Stanley Hills, the original holder (the “Holder”) of the PTPI Note pursuant to which PTPI Note exchanged $75,273 in debt into a 10% Convertible Debenture in the principal amount of $75,273 (the “Note”). The PTPI Note matures January 21, 2017 (the “Maturity Date”) and interest associated with the Note I Note is 10% per annum, which is payable on the Maturity Date. The PTPI Note is convertible into shares of common stock of the Company, at the option of Note I, at a fixed conversion price of $0.00752734.

The Holder has agreed to restrict its ability to convert the PTPI Note and receive shares of common stock such that the number of shares of common stock held by it in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The PTPI Note was issued in reliance upon exemptions from registration pursuant to Section 3(a)(9) under the Securities Act of 1933. The Holder is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. In addition, on March 2, 2015, the Company and the Holder amended that certain 10% Convertible Debenture (the “PTPI Note I Debenture”) which debt underlying the PTPI Note I Debenture was initially incurred on October 6, 2009 and exchanged for the Note I Debenture on January 19, 2014. The parties agreed that the conversion price in the PTPI Note I Debenture would not be impacted by the 1:1,000 stock split implemented by the Company on February 24, 2015 and will remain $0.0075273.

The Company is under default per the terms of the PTPI Note, as at maturity in January 2017, the Company did not have sufficient free cash to pay off the note. The Company is in negotiations with the Holder in good faith to resolve the situation. The Company cannot predict the result of such negotiations. The current note balance is $30,393, which includes $14,870 of accrued interest. At December 31, 2016, the Company had only this note outstanding as well. The balance at that time was $53,852, which included accrued interest of $13,112, and was net of debt discount.

Guardian LLC (the “Note Holder”) understands that the Company may be seeking additional capital or funding and believes that the lock-up and leak-out restrictions and provisions, as further described herein, will improve the Company’s prospects for obtaining additional financing and thus improving the overall financial condition of the Company. As such on or around June 26, 2017 the Company and the Note Holder entered into a lock-up and leak-out:

1.	Subject to the terms of this Agreement, the Note Holder agrees that for a period of nine (9) months from the Effective Date of this Agreement (the “Lock-Up Period”), the Note Holder shall not convert the Note into Common Stock for safe keeping or, directly or indirectly, sell, offer to sell, contract to sell, assign, pledge, hypothecate, encumber or otherwise transfer, or enter into any contract, option or other arrangement or understanding with respect to the sale, assignment, pledge or other disposition of (each a “Transfer”) any beneficial rights with respect to the Note.
2.	Leak-Out Provisions. Subject to the terms of this Agreement, the Note Holder agrees that for a period beginning immediately upon the end of the Lock-Up Period and ending fifteen (15) months from the Effective Date of this Agreement (the “Leak-Out Period”), the Note Holder shall have the right to sell the lessor of (i) five (5%) percent of the previous day’s traded volume of the Company’s Common Stock, or (ii) Five Thousand (5,000) shares of the Common Stock on a per daily basis.

At June 30, 2017, the outstanding balance included $14,870 of accrued interest.

(B) On May 23, 2017, the Company entered into a conversion agreement with Guardian Patch I LLC (“Guardian”) pursuant to which the parties agreed to convert the amounts provided by Guardian to the Company, previously recorded in accounts payable and accrued expenses, into a convertible note payable in the amount of $660,132.

The note bears interest at 6%, matures May 30, 2019 and is convertible into the Company’s common stock, at Guardian’s option, at a conversion price equal to 50% of the lowest closing price for the common stock on the principal market during the ten consecutive trading days immediately preceding the conversion date, which, in no event, will be less than $0.01 per share. Guardian has agreed to restrict their ability to convert the note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of common stock.

At June 30, 2017, the outstanding balance included $19,641 of accrued interest.

(C) On June 9, 2017, the Company entered into a securities purchase agreement with Crown Bridge Partners, LLC (“CBP”), providing for the purchase of two convertible notes payable in the aggregate amount of $100,000 with the first note being in the amount of $50,000 and the second note being in the amount of $50,000 each accruing interest at 8% per annum and due on June 9, 2018. The first note was funded in cash. With respect to second note CBP issued a note payable to the Company in the amount of $50,000 to offset second note. The funding of second note is subject to certain conditions. CBP is required to pay the principal amount of the note payable to the Company in cash and in full prior to executing any conversions under second note.

The CBP notes may be converted by CBP at any time into shares of Company’s common stock calculated at the time of conversion, except as set forth above, at a conversion price equal to 55% of the average of the three lowest trading prices of the Company’s common stock as reported on the National Quotations Bureau OTC Markets which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company. In the event the Company experiences a DTC “Chill” on its shares or the market price is below $0.25, the conversion price shall be decreased to 45%. If the Company fails to maintain its status as “DTC Eligible” for any reason, or, if the conversion price is equal to or lower than $0.01, then an additional 15% discount shall be factored into the conversion price until the CBP notes are no longer outstanding.

During the first six months, the CBP notes is in effect, the Company may redeem the CBP notes by paying to an amount equal to 135% of the face amount plus any accrued interest during the first 90 days after issuance and 150% of the face amount plus any accrued interest from day 91 through day 180 after issuance. The CBP Notes may not be prepaid after the six-month anniversary.

At June 30, 2017, the outstanding balance included $482 of accrued interest.

(D) On June 8, 2017, the Company entered into a securities purchase agreement with Eagle Equities, LLC (“Eagle”), providing for the purchase of two convertible notes payable in the aggregate amount of $100,000 with the first note being in the amount of $50,000 and the second note being in the amount of $50,000 each accruing interest at 8% per annum and due on June 8, 2018. The first note was funded in cash. With respect to second note, Eagle issued a note payable to the Company in the amount of $50,000 to offset second note. The funding of second note is subject to certain conditions. Eagle is required to pay the principal amount of the note payable to the Company in cash and in full prior to executing any conversions under second note.

Eagle may convert the outstanding principal on the Eagle notes into shares of the Company’s common stock at the conversion price per share equal to 55% of the lowest daily closing bid with a twenty (20) day look back immediately preceding and including the date of conversion.   In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 45% instead of 55% while that “Chill” is in effect.

The Company has the right to repay the Eagle notes at any time during the first six months of the notes at a rate of 130% of the unpaid principal amount during the first 90 days, 135% of the unpaid principal amount between days 91 and 120, and 140% of the unpaid principal amount between days 121 and 180.  The Eagle Notes may not be prepaid after the 180th day.

At June 30, 2017, the outstanding balance included $482 of accrued interest.

(E) On June 8, 2017, the Company closed a financing with JSJ Investments Inc. (“JSJ”), whereby the Company issued a convertible note payable dated June 7, 2017 in the aggregate principal amount of $50,000 with interest accruing at 8% per annum and is due on March 7, 2018.

JSJ may converted the note at any time into shares of Company’s common stock at a price equal a 45% discount to the lowest trading prices of the Company’s common stock as reported on the OTCQB for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The Company may pay the JSJ Note in full, together with any and all accrued and unpaid interest, plus any applicable pre-payment premium at any time on or prior to the date which occurs 180 days after the issuance date hereof. Until the 90th day after the issuance date the Company may pay the principal at a cash redemption premium of 135%, in addition to outstanding interest, without the note holder’s consent. From the 91st day though day 120, the amount to be repaid is 140% and from day 121 through the 180th day, the amount to be repaid is 150%.

On June 29, 2017, the Company closed another financing with JSJ for $50,000 with the exact terms and the JSJ note describe above except the note is due on March 29, 2018.

At June 30, 2017, the outstanding balance included $378 of accrued interest.

Due to the potential adjustment in the conversion price associated with some of the convertible notes payable described above based on the Company’s stock price, the Company has determined that the conversion feature is considered a derivative liability. The embedded conversion feature was initially calculated to be $2,477,333 which are recorded as a derivative liability as of the date of issuance. The derivative liability was first recorded as a debt discount to the convertible notes payable up to the face amount of the convertible notes payable of $960,132 with the excess of $1,517,201 being recorded as a financing cost. The debt discount of $960,132 is being amortized over the terms of the convertible notes payable. The Company recognized interest expense of $50,213 during the six months ended June 30, 2017 related to the amortization of the debt discount.

Since the note payable to the Company as described in items (C) and (D) above were issued to the Company as payment for a second convertible notes payable, the Company has not presented these notes receivable as an asset, but as an offset to the convertible notes payable balance.

A rollfoward of the convertible note from December 31, 2016 to June 30, 2017 is below:

Convertible notes, December 31, 2016	$53,852
Issued for cash	200,000
Issued for accounts payable and accrued expenses	660,132
Increase due to accrued interest	22,259
Conversion to common stock	(25,217)
Debt discount related to new convertible notes	(960,132)
Amortization of debt discounts	50,213
Convertible notes, June 30, 2017	$1,107
Backend notes from Crown Bridge Partners and Eagle Equities	100,482
Balance of convertible notes net of debt discount at June 30, 2017	101,589

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

Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”). Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. We had revenue of $45,000 and $45,000 for the fiscal quarters ended June 30, 2017 and 2016, respectively.

During the quarter ended June 30, 2017, 100% of the Company’s revenue was related to IT service provided to the LLC for Dr. Rittman services, in connection with the development of the Company’s GopherInsight™ technology.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of June 30, 2017, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

Fair Value Measurements

The Company applies the provisions of ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

For certain financial instruments, the carrying amounts reported in the balance sheets for cash and current liabilities, including convertible notes payable, each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

The Company uses Level 2 inputs for its valuation methodology for derivative liabilities as their fair values were determined by using the Black-Scholes-Merton pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives.

At June 30, 2017, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

	Fair Value	Fair Value Measurements at
	As of	June 30, 2017
Description	June 30, 2017	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative expense at issuance on or around June 10, 2017	2,477,333		2,477,333

Debt discount at issuance	(960,132)		(960,132)

Derivative expense at June 30, 2017	1,517,201		1,517,201

Derivative expense at issuance on or around June 10, 2017	2,477,333		2,477,333

Change in fair market value of derivative liability	(496,037)		(496,037)
Derivative liability at June 30, 2017	$1,981,296	$—	$1,981,296	$—

Total	$1,981,296	$—	$1,981,296	$—

The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the consolidated balance sheets at fair value in accordance with ASC 815.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2017, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business.  There is currently no litigation that management believes will have a material impact on the financial position of the Company.

On August 26, 2015, the Company finalized a consulting agreement that it entered into on August 11, 2015 with Michael Korsunsky (“Consultant”) pursuant to which Consultant was engaged by the Company to (i) provide introductions to strategic business alliances, (ii) advise on exposure and risk in the operation of smart phone applications and (iii) advise on market fluctuations within the different categories of the smart phone application delivery services sector, in consideration of 100,000 restricted shares of common stock of the Company, which shares were issued on or around August 26, 2015. On or around November 17, 2016, the Company filed a complaint against Consultant in Superior Court of the State of California, County of Riverside, for Breach of Contract and Breach of Implied Covenant of Good Faith and Fair Dealing. The Consultant been served, surrender his certificate but to date has not filed a defense.

Warrants Liability

On June 10, 2016, the Company entered into a consulting agreement with Waterford Group LLC (“Waterford”) pursuant to which the Company engaged Waterford to provide sales and marketing consulting and advisory services to the Company in consideration of 100,000 shares of restricted common stock of the Company (the “Shares”) and a common stock purchase warrant (the “Warrant”) to acquire 750,000 shares of restricted common stock of the Company at an exercise price of $2.25 per share for a period of five (5) years. 50,000 of the Shares were issued to Waterford upon the execution of the Agreement. The Warrant vests on a quarterly basis in eight (8) equal quarterly installments each in the amount of 93,750 shares each quarter during the term of the Agreement. The first quarterly installment vested upon the execution of the Agreement and covers Q2 2016 and each subsequent quarterly installment vests each quarter thereafter. The warrant has been recorded as adjusting equity during this quarter. The Company believes that this agreement is in default, as the counterparty failed to perform or provide any services under the agreement. As such, the Company put Waterford on notice in writing during in the third fiscal quarter, that the Company did not issue shares or warrants during the third or fourth fiscal quarters, and does not intend to issue those items as it believes that Waterford is in default under its agreement.

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

SEC Matters

On July 29, 2016, the staff of the Atlanta Regional Office of the U.S. Securities and Exchange Commission (the “SEC” and the “Commission”) advised the Company in a telephone conversation, followed by a written “Wells” notice, that it is has made a preliminary determination to recommend that the Commission file an enforcement action against the Company alleging violations of Section 13(a) of the Securities and Exchange Act of 1934 and Rules 13a-11, 13a-13 and 12b-20 thereunder. A Wells Notice is neither a formal allegation of wrongdoing nor a finding that any violations of law have occurred. Rather, it provides the Company with an opportunity to respond to issues raised by the Commission and offer its perspective prior to any SEC decision to institute proceedings. These proceedings could result in the Company being subject to an injunction and cease and desist order from further violations of the securities laws as well as monetary penalties of disgorgement, pre-judgment interest and a civil penalty.  On September 20, 2016, the Company filed an amended and restated 10-Q for the period ended June 30, 2014.  In February 2017, the SEC advised that it concluded its investigation and that it does not intend to recommend an enforcement action by the SEC against the Company.

On June 12, 2017, the Company circulated a white paper titled “Guardian – Global Tracking Technology” which was filed with the SEC on form 8-k as Regulation FD Disclosure. The information contained in Item 7.01 of this Current Report on Form 8-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing by the Company under the Securities Act of 1933, as amended.

Reserved Shares

In connection with the notes, the Company has reserved with its transfer agent 2,000,000 common shares for each note held by JSJ (4,000,000 shares total), f 1,500,000 common shares for CBP, and 950,680 common shares for Eagle Equities.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 29, 2016, Gopher Protocol Inc. (the “Company”) contributed all of its rights relating to its proprietary microchip that is within a sticky patch package (the “Patch”) to Guardian Patch LLC (“Guardian LLC”) in consideration of 50% of the profit generated by Guardian LLC and a commitment from Guardian LLC that it is responsible for investing all needed funds for the purpose of developing the Patch and related products to the Patch. Since April 2016, Guardian also provided loans to the Company for the Company’s working capital purposes, outside of its commitment to develop the Patch, in the aggregate amount of $660,131.80 (the “Loans”). On May 23, 2017, the Company entered into a Conversion Agreement with Guardian LLC pursuant to which the parties agreed to convert the Loans provided by Guardian LLC to the Company into a Convertible Promissory Note in the amount of $660,131.80 (the “Note”). The Note bears interest at 6%, matures May 30, 2019 and is convertible into the Company’s common stock, at Guardian LLC’s option, at a conversion price equal to 50% of the lowest closing price for the common stock on the principal market during the ten consecutive trading days immediately preceding the conversion date, which, in no event, will be less than $0.01 per share. Guardian LLC has agreed to restrict their ability to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of common stock.

On June 9, 2017, the Company entered into a Securities Purchase Agreement (“CROWN SPA”) with Crown Bridge Partners, LLC (“CBP”), providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $100,000 (the “CBP Notes”), with the first note being in the amount of $50,000 (“CBP First Note”) and the second note being in the amount of $50,000 (“CBP Back End Note” and with the CBP First Note, the “CBP Notes”), each with a 8% original issue discount. CBP First Note was funded, with the Company receiving $42,500, net of the 10% original issue discount and legal fees. With respect to CBP Back End Note, also with a 10% original issue discount, CBP issued a note to the Company in the amount of $50,000 to offset CBP Back End Note, secured by CBP Back End Note (“Secured Note”). The funding of CBP Back End Note is subject to certain conditions as described in CBP Back End Note. CBP is required to pay the principal amount of the Secured Note in cash and in full prior to executing any conversions under CBP Back End Note. The CBP Notes may be converted by CBP at any time into shares of Company’s common stock calculated at the time of conversion, except for CBP Back End Note, which requires full payment of the Secured Note by CBP before conversions may be made, at a conversion price equal to 55% of the average of the three lowest trading prices of the Common Stock as reported on the National Quotations Bureau OTC Markets which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future (“Exchange”), for the twenty (20) prior trading days including the day upon which a Notice of Conversion is received by the Company. In the event the Company experiences a DTC “Chill” on its shares or the market price is below $0.25, the conversion price shall be decreased to 45%. If the Company fails to maintain its status as “DTC Eligible” for any reason, or, if the Variable Conversion Price is equal to or lower than $0.01, then an additional fifteen percent (15%) discount shall be factored into the Variable Conversion Price until the CBP Notes are no longer outstanding. In no event shall the CBP be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by CBP and its affiliates would exceed 4.9% of the outstanding shares of the common stock of the Company. The CBP Notes bear an interest rate of 8%, and are due and payable one year from issuance. Interest shall be paid by the Company in Common Stock (“Interest Shares”). Holder may, at any time, send in a Notice of Conversion to the Company for Interest Shares. The dollar amount converted into Interest Shares shall be all or a portion of the accrued interest calculated on the unpaid principal balance of this Note to the date of such notice. The Secured Note bears interest at the rate of 8% per annum is payable no later than May 8, 2018, unless the Company does not meet the “current information requirements” required under Rule 144 of the Securities Act, in which case CBP may declare the CBP Back End Note to be in Default (as defined in that note) and cross cancel its payment obligations under the Secured Note as well as the Company’s payment obligations under CBP Back End Note. During the first six months, the CBP Notes is in effect, the Company may redeem the CBP Notes by paying to an amount equal to 135% of the face amount plus any accrued interest during the first 90 days after issuance and 150% of the face amount plus any accrued interest from day 91 through day 180 after issuance. The CBP Notes may not be prepaid after the six-month anniversary. The CROWN SPA and CBP Notes contain certain representations, warranties, covenants and events of default. In the event of default, at the option of CBP and in CBP’s sole discretion, CBP may consider the Notes immediately due and payable. Until the CBP Notes are paid off or converted, CBP will hold a right of first refusal on any financing.

On June 8, 2017, the Company entered into a Securities Purchase Agreement with Eagle Equities, LLC, an accredited investor (“Eagle Equities”), pursuant to which the Company issued Eagle Equities two convertible notes.  The first note, due June 8, 2018 in the principal amount of $50,000 (“Eagle Equities Note 1”), was issued in exchange for $50,000 in cash.  The second note, due June 8, 2018 in the principal amount of $50,000 (“Eagle Equities Note 2” and, together with Eagle Equities Note 1, the “Eagle Equities Notes”), was issued in exchange for a full-recourse, collateralized promissory note from Eagle Equities in the amount of $50,000 (“Eagle Equities Payment Note”).  The Eagle Equities Payment Note is due on February 8, 2018, unless we do not meet the current public information requirement pursuant to Rule 144, in which case both Eagle Equities Note 2 and the Eagle Equities Payment Note may be cancelled.  The Eagle Equities Payment Note is secured by the Eagle Equities Note 1.

Interest on the Eagle Equities Notes accrues at the rate of 8% per annum.  We are not required to make any payments on the Eagle Notes until maturity.  We have the right to repay the Eagle Notes at any time during the first six months of the notes at a rate of 130% of the unpaid principal amount during the first 90 days, 135% of the unpaid principal amount between days 91 and 120, and 140% of the unpaid principal amount between days 121 and 180.  The Eagle Notes may not be prepaid after the 180th day. Eagle Equities may convert the outstanding principal on the Eagle Notes into shares of our common stock at the conversion price per share equal to 55% of the lowest daily closing bid with a 20 day look back immediately preceding and including the date of conversion.  In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 45% instead of 55% while that “Chill” is in effect. In no event shall Eagle Equities be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by Eagle Equities and its affiliates would exceed 4.9% of the outstanding shares of the common stock of the Company.

On June 8, 2017, the Company closed a financing with JSJ Investments Inc. (“JSJ”), whereby the Company issued a Convertible Promissory Note dated June 7, 2017 in the aggregate principal amount of $50,000 (the “JSJ Note”). The JSJ Note has been funded, with the Company receiving net proceeds of $45,000 (net of original issue discount). The JSJ Note bears an interest rate of 12%, which is payable in the Company’s common stock (“Interest Shares”) based on the Conversion Formula (as defined below), and is due and payable before or on March 7, 2018. The JSJ Note may be converted by JSJ at any time into shares of Company’s common stock at a price equal a 45% discount to the lowest trading prices of the Company’s common stock as reported on the OTCQB for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The Company may pay the JSJ Note in full, together with any and all accrued and unpaid interest, plus any applicable pre-payment premium at any time on or prior to the date which occurs 180 days after the issuance date hereof (the “Prepayment Date”). Until the 90th day after the issuance date the Company may pay the principal at a cash redemption premium of 135%, in addition to outstanding interest, without the Holder’s consent. From the 91st day though day 120, the amount to be repaid is 140% and from day 121 through the Prepayment Date, the amount to be repaid is 150%. In no event shall JSJ be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by JSJ and its affiliates would exceed 4.9% of the outstanding shares of the common stock of the Company. The notes are a long-term debt obligation that is material to the Company. The notes may be prepaid in accordance with the terms set forth therein.

On June 29, 2017, the Company closed a financing with JSJ Investments Inc. (“JSJ”), whereby the Company issued a Convertible Promissory Note dated June 29, 2017 in the aggregate principal amount of $50,000 (the “JSJ Note”). The JSJ Note has been funded, with the Company receiving net proceeds of $45,000 (net of original issue discount). The JSJ Note bears an interest rate of 8%, which is payable in the Company’s common stock (“Interest Shares”) based on the Conversion Formula (as defined below), and is due and payable before or on March 29, 2018. The JSJ Note may be converted by JSJ at any time into shares of Company’s common stock at a price equal a 45% discount to the lowest trading prices of the Company’s common stock as reported on the OTCQB for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The Company may pay the JSJ Note in full, together with any and all accrued and unpaid interest, plus any applicable pre-payment premium at any time on or prior to the date which occurs 180 days after the issuance date hereof (the “Prepayment Date”). Until the 90th day after the issuance date the Company may pay the principal at a cash redemption premium of 135%, in addition to outstanding interest, without the Holder’s consent. From the 91st day though day 120, the amount to be repaid is 140% and from day 121 through the Prepayment Date, the amount to be repaid is 150%. In no event shall JSJ be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by JSJ and its affiliates would exceed 4.9% of the outstanding shares of the common stock of the Company. The JSJ Note is a long-term debt obligation that is material to the Company.

The issuance of the notes set forth herein were made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and/or Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the note was an accredited investor.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

On June 26, 2017, the Company and Guardian LLC entered into a Lock-Up and Leak-Out Agreement pursuant to which Guardian LLC agreed that for a period of nine months (the “Restricted Period”) to not convert the Note into common stock of the Company or in any way transfer the Note or any beneficial rights under the Note. During the period beginning at the end of the Restricted Period and ending 15 months from the date of the agreement, Guardian LLC will be permitted to sell an amount of shares of common stock equal to the lesser of 5% of the previous day’s traded volume or 5,000 shares of common stock.

On June 29, 2017, the Company and Stanley Hills, LLC (“Stanley”) entered into a Lock-Up and Leak-Out Agreement pursuant to which Stanley agreed that during the Restricted Period to not convert its 10% Convertible Debenture in the current amount of $28,635.55 (the “Stanley Note”) into common stock of the Company or in any way transfer the Stanley Note or any beneficial rights under the Stanley Note. During the period beginning at the end of the Restricted Period and ending 15 months from the date of the agreement, Stanley will be permitted to sell an amount of shares of common stock equal to the lesser of 5% of the previous day’s traded volume or 5,000 shares of common stock

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1	Certificate of Incorporation of Forex International Trading Corp. (6)
3.2	Bylaws of Forex International Trading Corp. (6)
3.3	Certificate of Designation for Series A Preferred Stock (14)
3.4	Certificate of Designation for Series B Preferred Stock (21)
3.5	Certificate of Designation – Series C Preferred Stock (22)
3.6	Amendment to the Certificate of Designation for the Series B Preferred Stock (25)
3.7	Amendment to the Certificate of Designation for the Series C Preferred Stock(25)
3.8	Certificate of Change filed pursuant to NRS 78.209 (31)
3.9	Articles of Merger filed pursuant to NRS 92.A.200 (31)
3.10	Certificate of Amendment to the Articles of Incorporation of Gopher Protocol Inc. (34)
4.1	Convertible Promissory Note issued by the Company to ATL dated July 8, 2010 (3)
4.2	Secured and Collateralized Promissory Note issued by ATL to the Company dated July 8, 2010 (3)
4.3	Collateral and Security Agreement by and between Forex International Trading Group and ATL dated July 7, 2010 (3)
4.4	Promissory Note issued to Rasel Ltd. Dated October 6, 2009(7)
4.5	Promissory Note issued to Rasel Ltd. Dated October 20, 2009 (7)
4.6	Letter Agreement between Rasel Ltd. and Forex International Trading Corp. dated January 22, 2011 (8)
4.7	Letter Agreement by and between Forex International Trading Group and ATL dated November 8, 2010(9)
4.8	6% Convertible Note issued to APH (11)
4.9	6% Convertible Debenture issued to HAM dated April 5, 2011 (14)
4.10	Promissory Note dated November 30, 2011 issued to Cordellia dioxo. in the amount of $1,000,000 (18)
4.11	$500,000 Convertible Promissory Note issued by Forex International Trading Corp. (23)
4.12	$400,000 Secured and Collateralized Promissory Note issued by Vulcan Oil & Gas Inc. (23)
4.13	Securities Purchase Agreement dated July 24, 2013 entered with Asher Enterprise Inc. (26)
4.14	Convertible Promissory Note issued to Asher Enterprises Inc. (26)
4.15	10% Convertible Debenture issued to GV Global Communications Inc. (30)
4.16	Amendment to 10% Convertible Promissory Debenture held by GV Global Communications, Inc. (32)
4.17	Series D Preferred Stock Certificate of Designation (32)
4.18 4.19 4.20 4.21 4.22 4.23 4.24 4.25 4.26 4.27 4.28 4.29

Common Stock Purchase Warrant (40)

6% Convertible Promissory Note issued by the Company to Guardian Patch LLC dated May 23, 2017 (41)

Securities Purchase Agreement entered with Crown Bridge Partners, LLC dated June 9, 2017 (42)

Convertible Promissory Note dated June 9, 2017 issued to Crown Bridge Partners LLC(42)
Convertible Promissory Note Back End Note dated June 9, 2017 issued to Crown Bridge Partners LLC(42)

Collateralized Secured Promissory Note Back End Note dated June 9, 2017 issued to Crown Bridge Partners LLC(42)

Securities Purchase Agreement entered with Eagle Equities, LLC dated June 9, 2017(42)

Convertible Promissory Note issued to Eagle Equities, LLC dated June 9, 2017(42)
Convertible Promissory Note issued to Eagle Equities, LLC dated June 9, 2017 (Back End Note) (42)
Form of Collateralized Secured Promissory Note dated June 9, 2017 issued by Eagle Equities, LLC(42)

Convertible Promissory Note dated June 7, 2017 issued to JSJ Investments Inc. (42)
Convertible Promissory Note dated June 29, 2017 issued to JSJ Investments Inc. (44)

10.1	Software Licensing Agreement dated April 12, 2010, by and between Forex International Trading Corp and Triple (1)
10.2	Employment Agreement dated April 23, 2010, by and between Forex International Trading Corp and Darren Dunckel (2)
10.3	Letter Agreement by and between Forex International Trading Corp. and Anita Atlas, dated July 29, 2010 (4)
10.4	Letter Agreement by and between Forex International Trading Corp. and Stewart Reich, dated July 29, 2010 (4)
10.5	Letter Agreement by and between Forex International Trading Corp. and Mr. William Glass, dated August 6, 2010 (5)
10.6	Share Exchange Agreement by and between Forex International Trading Corp. and APH (10)
10.7	Letter Agreement by and between Forex International Trading Corp., APH, Medirad Inc. and Rasel Ltd. (11)
10.8	Letter Amendment by and between Forex International Trading Corp. and William Glass, dated March 4, 2011 (13)
10.9	Letter Amendment by and between Forex International Trading Corp. and Stewart Reich, dated March 4, 2011 (13)
10.10	Employment Agreement by and between Forex International Trading Corp. and Liat Franco, dated March 7, 2011 (13)
10.11	Agreement between Forex International Trading Corp. and APH dated April 5, 2011 (14)
10.12	Conversion Agreement between MP and Forex International Trading Corp. dated April 5, 2011 (14)
10.13	Share Exchange Agreement between Forex International Trading Corp. and dated April 5, 2011 (14)
10.14	Agreement to Unwind and Mutual Release dated as of July 11, 2011 by and between Forex International Trading Corp., Forex NYC and Wheatley Investment Agreement by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)
10.15	Registration Rights Agreement with Centurion by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)
10.16	Intentionally Left Blank
10.17	Settlement Agreement by and between Forex International Trading Corp., A.T. Limited, Watford Holding Inc. and James Bay Holdings, Inc. dated November 1, 2011 (17)
10.18	Settlement and Foreclosure Agreement between Forex International Trading Corp., AP Holdings Limited, H.A.M Group Limited and Cordellia d.o.o.(18)
10.19	Annulment of Share Purchase Agreement dated December 5, 2011 between Triple 8 Limited, AP Holdings Limited, H.A.M Group Limited and 888 Markets (Jersey) Limited (18)
10.20	Promissory Note issued to Forex International Trading Corp. dated December 13, 2011 (19)
10.21	Stock Pledge Agreement executed by Fortune Market Media Inc. dated December 13, 2011 (19)

10.22	Conversion Agreement between the Company and GV Global Communications, Inc. (22)
10.23	Agreement by and between and Direct JV Investments Inc., Forex International Trading Corporation and Vulcan Oil & Gas Inc. dated January 7, 2013 (23)
10.24	Evaluation License Agreement dated September 2, 2013, by and between Forex International Trading Corp and Micrologic Design Automation, Inc. (27)
10.25	Letter Agreement dated January 2, 2014, by and between Forex International Trading Corp and Micrologic Design Automation, Inc. (28)
10.26	Settlement Agreement by and between Forex International Trading Corp. and Leova Dobris dated November 14, 2014 (29)
10.27	Exchange Agreement by and between Forex International Trading Corp. and Vladimir Kirish dated January 22, 2015 (30)
10.28	Exchange Agreement by and between Forex International Trading Corp. and GV Global Communications Inc. dated January 22, 2015 (30)

10.29	Agreement by and between Forex International Trading Corp. and Fleming PLLC dated January 22, 2015 (30)
10.30	Territorial License Agreement dated March 4, 2015, by and between Gopher Protocol Inc. and Hermes Roll LLC (32)
10.31	Amended and Restated Territorial License Agreement dated June 16, 2015 by and between Gopher Protocol Inc. and Hermes Roll LLC (35)
10.32	Letter Agreement dated August 20, 2015 by and between Gopher Protocol Inc. and Dr. Danny Rittman (36)
10.33	Consulting Agreement dated August 11, 2015, by and between Gopher Protocol Inc. and Michael Korsunsky (37)
10.34	Letter Agreement dated March 14, 2016 by and between Gopher Protocol Inc. and Dr. Danny Rittman. (38)
10.35	Amended and Restated Employment Agreement by and between Gopher Protocol Inc. and Dr. Danny Rittman dated April 19, 2016 (39)
10.36 10.37 10.38 10.39 10.40

Consulting Agreement dated September 10, 2016, by and between Gopher Protocol Inc. and Waterford Group LLC (40)

Conversion Agreement between the Company and Guardian Patch LLC dated May 23, 2017 (41)

Lock-Up and Leak-Out Agreement between the Company and Guardian Patch LLC dated June 26, 2017 (43)

Lock-Up and Leak-Out Agreement between the Company and Stanley Hills LLC dated June 29, 2017(43)

Letter Agreement between the Company and Danny Rittman dated June 29, 2017  (43)

16.1	Letter from Alan R. Swift, CPA, P.A. (33)
21.1	List of Subsidiaries (24)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Guardian – Global Tracking Technology (42)

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2010
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 28, 2010
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 13, 2010
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 3, 2010
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 9, 2010
(6)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 9, 2009.
(7)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on November 2, 2009.
(8)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on January 29, 2010.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 22, 2010
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 17, 2010
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2011
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 2, 2011

(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 9, 2011
(14)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 6, 2011
(15)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 20, 2011
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 29, 2011
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 9, 2011
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 12, 2011
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 16, 2011
(20)	Incorporated by referenced to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 13, 2012
(21)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 14, 2012
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 27, 2012.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 9, 2013.
(24)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2013.
(25)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 20, 2012.
(26)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 1, 2013.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 4, 2013.
(28)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2014.

(29)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 20, 2014
(30)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 27, 2015
(31)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 18, 2015
(32)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 12, 2015
(33)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 24, 2015
(34)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 1, 2015
(35)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 16, 2015
(36)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 21, 2015
(37)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 28, 2015

(38)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2016
(39)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2016
(40)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 13, 2016
(41)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 9, 2017
(42)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 26, 2017
(43)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 30, 2017
(44)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 7, 2017

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

GOPHER PROTOCOL INC. (Registrant)

Date: August 14, 2017	By:	/s/ Michael Murray
Michael Murray
President, Chief Executive Officer, Secretary, Treasurer and Director (Principal Executive, Financial and Accounting Officer)

By:		/s/ Danny Rittman
Danny Rittman
Chief Technology Officer and Director

By:		/s/ Erik Klinger
Erik Klinger Chief Financial Officer
By:		/s/ Mansour Khatib
Mansour Khatib Chief Marketing Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Michael Murray	Michael Murray	President, CEO, CFO, Secretary,	August 14, 2017
Treasurer and Director
(Principal Executive, Financial and Accounting Officer)

/s/ Danny Rittman	Danny Rittman	Chief Technology Officer and	August 14, 2017
Director

/s/ Erik Klinger	Erik Klinger	Chief Financial Officer	August 14, 2017

/s/ Mansour Khatib	Mansour Khatib	Chief Marketing Officer and	August 14, 2017
Director