Form 10-Q
period 2017-09-30
Gopher Protocol Inc.
filed 2017-11-20
CIK 1471781

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.00001 par value	51,795,372 Common Shares
(Class)	(Outstanding at November 20, 2017)

GOPHER PROTOCOL, INC.

Item 1: Condensed consolidated financial statements

GOPHER PROTOCOL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	September 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
Current Assets:
Cash	$26,670	$5,096
Accounts receivable	734,164	—
Inventory	449,128	—
Prepaid expenses	—	5,248
Total current assets	1,209,962	10,344

Property and equipment, net	217,382	699
Other assets	2,523	7,500
Goodwill	7,950,619	—

Total assets	$9,380,486	$18,543

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$2,095,273	$767,721
Convertible notes payable, net of discount	101,716	—
Derivative liability	2,167,990	—
Total current liabilities	4,364,979	767,721

Convertible note payable, net of debt discount	—	53,852
Note payable	2,600,000	—
Total liabilities	6,964,979	821,573

Contingencies (Note 11)	—	—

Stockholders’ Equity (Deficit):
Series B Preferred stock, $0.00001 par value; 20,000,000 shares authorized;
45,000 shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Series C Preferred stock, $0.00001 par value; 10,000 shares authorized;
700 shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Series D Preferred stock, $0.00001 par value; 100,000 shares authorized;
66,000 shares issued and outstanding at September 30, 2017 and December 31, 2016	1	1
Common stock, $0.00001 par value; 500,000,000 shares authorized;
51,795,372 and 41,420,372 shares issued and outstanding at September 30, 2017 and December 31, 2016	2,518	2,414
Treasury stock, at cost; 1,040 shares at September 30, 2017 and December 31, 2016	(643,059)	(643,059)
Additional paid in captial	14,666,713	3,931,986
Accumulated deficit	(11,610,666)	(4,094,372)
Total stockholders’ equity (deficit)	2,415,507	(803,030)
Total liabilities and stockholders’ equity (deficit)	$9,380,486	$18,543

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GOPHER PROTOCOL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$4,471,626	$45,000	$4,561,626	$120,000

Cost of goods sold	4,174,374	—	4,174,374	—

Gross profit	297,252	45,000	387,252	120,000

Operating expenses:
General and administrative expenses	1,850,055	727,172	2,323,713	1,214,145
Marketing expenses	36,302	—	154,216	182,017
Acquisition costs	4,050,819	—	4,050,819	—
Total operating expenses	5,937,176	727,172	6,528,748	1,396,162

Loss from operations	(5,639,924)	(682,172)	(6,141,496)	(1,276,162)

Other income (expense):
Amortization of debt discount	(171,110)	17,651	(221,323)	—
Change in fair value of derivative liability	51,151	—	547,188	—
Interest expense and financing costs	(180,844)	(22,451)	(1,700,663)	(24,178)
Total other income (expense)	(300,803)	(4,800)	(1,374,798)	(24,178)

Loss before income taxes	(5,940,727)	(686,972)	(7,516,294)	(1,300,340)

Income tax expense	—	—	—	—

Net loss	$(5,940,727)	$(686,972)	$(7,516,294)	$(1,300,340)

Weighted average common shares outstanding:
Basic and diluted	47,382,329	25,695,452	43,901,965	16,284,454

Net loss per share:
Basic and diluted	$(0.13)	$(0.03)	$(0.17)	$(0.08)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GOPHER PROTOCOL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,	September 30,
	2017	2016
	(unaudited)	(unaudited)

Cash Flows From Operating Activities:
Net loss	$(7,516,294)	$(1,300,340)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
Depreciation of property and equipment	6,538	1,010
Amortization of debt discount	221,323	21,369
Change in fair value of derivative liability	(547,188)	—
Financing cost	1,655,046	—
Amortization of prepaid filing fees	—	3,500
Shares issued for services	766,500	688,944
Warrants issued for services	4,782,297	177,062
Changes in operating assets and liabilities:
Other (non-current) assets	4,977	4,750
Accounts receivable	(734,164)	25,974
Inventory	(50,977)	—
Prepaid expenses	5,248	(10,500)
Accounts payable and accrued expenses	1,191,289	411,304
Accrued interest on convertible notes payable	—	2,809
Net cash provided by (used in) operating activities	(215,405)	25,882

Cash Flows From Investing Activities:
Purchase of property and equipment	(13,021)	—
Net cash used in financing activities	(13,021)	—

Cash Flows From Financing Activities:
Issuance of convertible notes	250,000	—
Net cash provided by financing activities	250,000	—

Net increase in cash	21,574	25,882

Cash, beginning of period	5,096	21,051

Cash, end of period	$26,670	$46,933

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

Supplemental non-cash investing and financing activities
Shares issued to reduce notes payable	$25,215	$16,757
Reduction of note payable through conversion	$—	$16,757
Debt discount	$1,060,132	$—
Reclassification of a note to Guardian LLC to a convertible note payable	$660,132	$—
Accrued interest to convertible note payable	$1,756	$—

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GOPHER PROTOCOL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

Note 1 - Organization and Nature of Business

Gopher Protocol Inc. (the “Company”, “we”, “us”, “our”, “Gopher”, “Gopher Protocol” or “GOPH”) was incorporated on July 22, 2009 under the laws of the State of Nevada and relocated its headquarters to Santa Monica, California in 2016. Gopher is a development stage company that is creating innovative mobile microchip (ICs) and software technologies based on GopherInsight ™. The Company derived revenues from the provision of IT services to Guardian Patch LLC, a related party (“Guardian LLC”). In the current quarter, the Company recognized revenues from its acquired assets.

The unaudited consolidated financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to such rules and regulations. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results expected for the year ending December 31, 2017.

GopherInsight™ is a patented real time, heuristic (self-learning/artificial intelligence) based mobile technology. GopherInsight™ chip technology, if successfully fully developed, will be able to be installed in mobile devices (smartphones, tablets, laptops, etc.) as well as stand-alone products. It is intended that GopherInsight™ software applications will work in conjunction with GopherInsight™ microchips across mobile operating systems, providing computing power, advanced database management/sharing functionalities and more. The technology under development consists of a smart microchip, mobile application software and supporting software. The system contemplates the creation of a global network. Once fully developed, the Company believes that its microchip technologies may be installed within mobile devices or on SIM cards.

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

On September 1, 2017, the Company entered into an Asset Purchase Agreement with a third party, RWJ Advanced Marketing, LLC, a Georgia corporation. The Company entered into this Asset Purchase Agreement to acquire terminals in approximately 15,000 locations by which the Company will deploy its technology. The operations consist primarily of the sale of phones and phone card products, including PINS for cell minutes, SIM cards for cell minutes, as well as gift cards. The Company incorporated a wholly-owned subsidiary, UGopherServices Corp., to operate the acquired assets.

Note 2 - Summary of Significant Accounting Policies

Presentation of Financial Statements

The accompanying financial statements include the accounts of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, UGopherServices Corp, since the date of acquisition (September 1, 2017) All significant intercompany transactions and balances have been eliminated.

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

Accounts Receivable

The Company grants credit to establishments (such as convenient stores) who sell the Company’s products under credit terms that it believes are customary in the industry and does not require collateral to support customer receivables. The Company currently does not provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal receivable terms vary from 7-30 days after the issuance of the invoice and typically would be considered past due when the term expires. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. The Company’s allowance for doubtful accounts was $0 and $0 at September 30, 2017 and December 31, 2016, respectively.

Inventory

Inventory is valued at the lower of the inventory’s cost (first in, first out basis) or the current market price of the inventory. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. At September 30, 2017, all of the Company’s inventory was finished goods inventory which consisted principally of phones and phone card products, including PINS for cell minutes, SIM cards for cell minutes, as well as gift cards.

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Furniture	7 years
Computers and equipment	3 years
POSA machines	3 years

Long-Lived Assets

The Company applies ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at September 30, 2017, the Company believes there was no impairment of its long-lived assets.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under accounting requirements, goodwill is not amortized but is subject to annual impairment tests. The Company recorded goodwill of $7,950,619 related to its acquisition of certain RWJ assets (see Note 4) in 2017.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of September 30, 2017, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

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

At September 30, 2017, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

	Fair Value	Fair Value Measurements at
	As of	September 30, 2017
Description	September 30, 2017	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability	$2,167,990	$—	$2,167,990	$—

Total	$2,167,990	$—	$2,167,990	$—

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

U.S. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur. Under this criterion, the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that would likely be sustained under examination. The Company had no uncertain tax positions as of September 30, 2017.

Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”). Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The Company recognizes revenue from the sale of phones and phone card products at the time of sale to the customer. The Company recognizes revenue from IT-related services at the time the services are performed.

Cost of Goods Sold

Cost of goods sold represents the cost of the phone and phone card products sold by the Company. In 2016 the Company did not have cost of goods sold since all of its revenue was generated from consulting income. In 2017, the entire cost of goods sold relates to products sold by the Company’s new acquired acquisition as described in Note 4.

(Loss) Per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

	September 30,	September 30,
	2017	2016
Series B preferred stock	3,000	3,000
Series C preferred stock	770	770
Series D preferred stock	66,000,000	66,000,000
Warrants	22,093,750	—
Convertible notes	12,158,358	6,156,757
Total	100,255,878	72,160,527

Note 3 - Liquidity and Going Concern

The Company sustained net losses of $7,516,294 during the nine months ended September 30, 2017, and our operating activities used cash of $215,405. The Company had a working capital deficit of $3,155,017, and accumulated deficit of $11,610,666 at September 30, 2017. This raises substantial doubt about its ability to continue as a going concern. The Company is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. No assurance can be given that the Company will be successful in these efforts. Pursuant to the Joint Venture Agreement, Guardian LLC has committed to provide the Company with all its working capital needs. In lieu of entering series of short terms notes with third parties, the LLC took upon itself a lock-up and leakage agreement, described below. Certain third parties defaulted on their commitment to the Company for funding. The Company entered a negotiation with Guardian LLC to replace these defaulted investors. There is no guarantee that the LLC will agree to continue to provide funding, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Acquisition

On September 1, 2017, the Company entered into and closed an Asset Purchase Agreement (the “Purchase Agreement”) with RWJ Advanced Marketing, LLC (“RWJ”), a Georgia corporation, pursuant to which the Company purchased certain assets from RWJ, including inventory, terminals, licenses and permits and intangible assets, in consideration of $400,000, an aggregate 5,000,000 shares of common stock of the Company, secured promissory note in the amount of $2,600,000, and warrants to purchase 9,000,000 shares of common stock and the assumption of certain liabilities incurred by RWJ after the effective date as set forth in the RWJ Agreement.

The RWJ Warrants are exercisable for a period of five years at a fixed exercise price of $0.50 per share and non-dilutive anti-dilution protection. If, prior to the exercise of the RJW Warrants, the Company (i) declares, makes or issues, or fixes a record date for the determination of holders of common stock entitled to receive, a dividend or other distribution payable in shares of its capital stock, (ii) subdivides the outstanding shares, (iii) combines the outstanding shares (including a reverse stock split), (iv) issues any shares of its capital stock by reclassification of the shares, capital reorganization or otherwise (including any such reclassification or reorganization in connection with a consolidation or merger or and sale of all or substantially all of the Company’s assets to any person), then, notwithstanding any such action the exercise price, and the number and kind of shares receivable upon exercise, in effect at the time of the record date for such dividend or of the effective date of such subdivision, combination or reclassification shall remain fixed so that the holder of the RJW Warrants exercised after such time shall be entitled to receive the number and kind of shares which, if the RJW Warrants had been exercised immediately prior to such time, the holder would have owned upon such exercise and been entitled to receive.

The RWJ Note accrues interest at the rate of 3.5% interest per annum and is payable in full on December 31, 2019. The Company may prepay this note at any time without penalty.

The Company incorporated a wholly-owned subsidiary, UGopherServices Corp., to operate the acquired assets.

The Company entered into this Purchase Agreement to acquire terminals in approximately 15,000 locations by which the Company will deploy its technology.

A summary of the purchase price and the purchase price allocations at fair value is below. The purchase price allocation is a preliminary and subject to change. The Company has not yet completed its analysis to determine the fair value of the assets acquired on the acquisition date. Once this analysis is complete, the Company will adjust, if necessary, the provisional amounts assigned to the assets purchased in the accounting period in which the analysis is completed.

Purchase price
Cash (1)	$400,000
5,000,000 shares of common stock (2)	1,850,000
Secured promissory note	2,600,000
9,000,000 warrants (3)	3,310,819

$8,160,819

Allocation of purchase price
Inventory	$398,151
Property and equipment	210,200
Assumed liabilities	(398,151)
Goodwill	7,950,619
Purchase price	$8,160,819

(1) – the $400,000 cash was advanced to the Company by Guardian LLC and is included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

(2) – the fair value of the common stock was calculated based on the closing market price of the Company’s common stock at the date of acquisition.

(3) the fair value of the 9,000,000 warrants was determined using the Black-Scholes option pricing model with the following assumptions:

●	Expected life of 5.0 years

●	Volatility of 250%;

●	Dividend yield of 0%;

●	Risk free interest rate of 1.73%

The revenue from the acquisition of the RWJ assets included in the results of operations from the date of acquisition on to September 30, 2017 was $4,426,626.

The unaudited pro forma information below present statement of operations data as if the acquisition of the RWJ assets took place on January 1, 2016.

	Nine Months Ended September 30,
	2017	2016
Sales	$42,441,702	50,078,135
Cost of goods sold	40,273,563	47,623,277
Gross profit	2,168,139	2,454,858
Operating expenses	8,492,340	4,013,055
Loss from operations	(6,324,201)	(1,558,197)
Net loss	(7,720,712)	(1,604,377)
Loss per share	(0.16)	(0.08)

Note 5 - Property and Equipment, Net

Property and equipment consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016

Furniture	$33,740	$9,431
Computers and equipment	20,621	12,539
POSA machines	190,829	—
	245,190	21,970
Less accumulated depreciation	(27,808)	(21,271)
Property and equipment, net	$217,382	$699

Depreciation expense for the nine months ended September 30, 2017 and 2016 was $6,538 and 1,010, respectively.

Note 6 – Convertible Notes Payable

Convertible notes payable at September 30, 2017 and December 31, 2016 consist of the following:

	September 30,	December 31,
	2017	2016
Convertible note payable to PTPI dated January 22, 2015 (A)	$30,393	$53,852
Convertible note payable to Guardian Patch I LLC dated May 23, 2017 (B)	660,132
Convertible notes payable to Crown Bridge Partners LLC dated June 9, 2017 (C)	100,000	—
Convertible notes payable to Eagle Equity LLC dated June 8, 2017 (D)	100,000	—
Convertible notes payable to JSJ Investments, Inc. dated June 7, 2017 and June 29, 2017 (E)	100,000	—
Convertible notes payable to Eagle Equity LLC dated September 13, 2017 (F)	100,000	—
Total convertible notes payable	1,090,525	53,852
Unamortized debt discount	(838,809)	—
Convertible notes payable, net of discount	251,716	53,852
Less notes receivable collateralized by convertible notes payable	(150,000)	—
Convertible notes payable	$101,716	$53,852

(A) On January 22, 2015, the Company entered into an Exchange Agreement with Stanley Hills, the original holder (the “Holder”) of the PTPI Note pursuant to which PTPI Note exchanged $75,273 in debt into a 10% Convertible Debenture in the principal amount of $75,273 (the “Note”). The PTPI Note matured January 21, 2017 (the “Maturity Date”) and interest associated with the Note I Note is 10% per annum, which is payable on the Maturity Date. The PTPI Note is convertible into shares of common stock of the Company, at the option of Note I, at a fixed conversion price of $0.00752734.

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

(B) Guardian Patch I LLC (the “Note Holder”) understands that the Company may be seeking additional capital or funding and believes that the lock-up and leak-out restrictions and provisions, as further described herein, will improve the Company’s prospects for obtaining additional financing and thus improving the overall financial condition of the Company. As such on or around June 26, 2017 the Company and the Note Holder entered into a lock-up and leak-out:

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

On May 23, 2017, the Company entered into a conversion agreement with the Note Holder pursuant to which the parties agreed to convert the amounts provided by the Note Holder to the Company, previously recorded in accounts payable and accrued expenses, into a convertible note payable in the amount of $660,132.

The note bears interest at 6%, matures May 30, 2019 and is convertible into the Company’s common stock, at the Note Holder’s option, at a conversion price equal to 50% of the lowest closing price for the common stock on the principal market during the ten consecutive trading days immediately preceding the conversion date, which, in no event, will be less than $0.01 per share. The Note Holder has agreed to restrict their ability to convert the note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of common stock.

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

During the first nine months, the CBP notes is in effect, the Company may redeem the CBP notes by paying to an amount equal to 135% of the face amount plus any accrued interest during the first 90 days after issuance and 150% of the face amount plus any accrued interest from day 91 through day 180 after issuance. The CBP Notes may not be prepaid after the six-month anniversary.

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

The Company has the right to repay the Eagle notes at any time during the first nine months of the notes at a rate of 130% of the unpaid principal amount during the first 90 days, 135% of the unpaid principal amount between days 91 and 120, and 140% of the unpaid principal amount between days 121 and 180. The Eagle Notes may not be prepaid after the 180 day.

(E) On June 8, 2017, the Company closed a financing with JSJ Investments Inc. (“JSJ”), whereby the Company issued a convertible note payable dated June 7, 2017 in the aggregate principal amount of $50,000 with interest accruing at 8% per annum and is due on March 7, 2018.

JSJ may converted the note at any time into shares of Company’s common stock at a price equal a 45% discount to the lowest trading prices of the Company’s common stock as reported on the OTCQB for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The Company may pay the JSJ Note in full, together with any and all accrued and unpaid interest, plus any applicable pre-payment premium at any time on or prior to the date which occurs 180 days after the issuance date hereof. Until the 90th day after the issuance date the Company may pay the principal at a cash redemption premium of 135%, in addition to outstanding interest, without the note holder’s consent. From the 91 st day though day 120, the amount to be repaid is 140% and from day 121 through the 180 th day, the amount to be repaid is 150%.

On June 29, 2017, the Company closed another financing with JSJ for $50,000 with the exact terms and the JSJ note describe above except the note is due on March 29, 2018.

(F) On September 13, 2017, the Company entered into a securities purchase agreement with Eagle, providing for the purchase of two convertible notes payable in the aggregate amount of $100,000 with the first note being in the amount of $50,000 and the second note being in the amount of $50,000 each accruing interest at 8% per annum and due on September 18, 2018. The first note was funded in cash. With respect to second note, Eagle issued a note payable to the Company in the amount of $50,000 to offset second note. The funding of second note is subject to certain conditions. Eagle is required to pay the principal amount of the note payable to the Company in cash and in full prior to executing any conversions under second note.

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

The Company has the right to repay the Eagle notes at any time during the first nine months of the notes at a rate of 130% of the unpaid principal amount during the first 90 days, 135% of the unpaid principal amount between days 91 and 120, and 140% of the unpaid principal amount between days 121 and 180. The Eagle Notes may not be prepaid after the 180 day.

Due to the potential adjustment in the conversion price associated with some of the convertible notes payable described above based on the Company’s stock price, the Company has determined that the conversion feature is considered a derivative liability. The embedded conversion feature was initially calculated to be $2,715,178 which are recorded as a derivative liability as of the date of issuance. The derivative liability was first recorded as a debt discount to the convertible notes payable up to the face amount of the convertible notes payable of $1,060,132 with the excess of $1,655,046 being recorded as a derivative expense. The debt discount of $1,060,132 is being amortized over the terms of the convertible notes payable. The Company recognized interest expense of $221,323 during the nine months ended September 30, 2017 related to the amortization of the debt discount. The debt discount at September 30, 2017 is $838,809.

Since the note payable to the Company as described in items (C) ,(D) and (F) above were issued to the Company as payment for a second convertible notes payable, the Company has not presented these notes receivable as an asset, but as an offset to the convertible notes payable balance.

A roll-forward of the convertible note from December 31, 2016 to September 30, 2017 is below:

Convertible notes, December 31, 2016	$53,852
Issued for cash	250,000
Issued for accounts payable and accrued expenses	660,132
Increase due to accrued interest	1,756
Conversion to common stock	(25,215)
Debt discount related to new convertible notes	(1,060,132)
Amortization of debt discounts	221,323
Convertible notes, September 30, 2017	$101,716

Note 7: Derivative Liability

The convertible notes payable discussed in Note 6 has a conversion price that can be adjusted based on the Company’s stock price which results in the conversion feature being recorded as a derivative liability.

The fair value of the derivative liability is recorded and shown separately under current liabilities. Changes in the fair value of the derivative liability is recorded in the statement of operations under other income (expense).

The Company uses a weighted average Black-Scholes-Merton option pricing model with the following assumptions to measure the fair value of derivative liability at September 30, 2017:

Stock price	$0.32
Risk free rate	1.31%
Volatility	200%
Conversion/ Exercise price	$0.12 to $0.13
Dividend rate	0%
Term (years)	5.0 years

The following table represents the Company’s derivative liability activity for the nine months ended September 30, 2017:

Derivative liability balance, December 31, 2016	$–
Issuance of derivative liability during the period	2,715,178
Change in derivative liability during the period	(547,188)
Derivative liability balance, September 30, 2017	$2,167,990

Note 8: Note Payable

In connection with the acquisition discussed in Note 4, the Company issued a note payable. The note bears interest at 3.5% per annum is due on December 31, 2019 and is secured by the assets purchased in the acquisition.

Note 9 - Stockholders’ Equity (Deficit in prior periods)

Common Stock:

During the nine months ended September 30, 2017, the Company had the following transactions in its common stock:

●	issued 3,350,000 shares to, the PTPI note holder upon the conversion of $25,215 of their convertible note;

●	issued an aggregate of 2,025,000 shares to two consultants for services rendered valued at $766,500. The services, which include business development, analysis, and interaction with professionals, were principally related to assisting the Company with the acquisition of the RWJ assets (see Note 4). The value of the common stock was determined based on the closing stock price of the Company’s common stock on the date of grant; and

●	issued 5,000,000 shares for the acquisition of the RWJ assets valued at $1,850,000. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the acquisition date.

Warrants

The following is a summary of warrant activity:

	Warrants Outstanding	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2016	93,750	$			$0.00
Granted	22,000,000		0.50
Forfeited	—
Exercised	—
Outstanding, September 30, 2017	22,093,750		$0.51
Exercisable, September 30, 2017	22,093,750		$0.51	4.92	$0.00

The exercise price for warrant outstanding and exercisable at September 30, 2017:

Outstanding and Exercisable

Number of	Exercise
Warrants	Price
22,000,000	$0.50
93,750	2.25
22,093,750

The Company issued 9,000,000 warrants as consideration for the acquisition of the RWJ assets (see Note 4) and issued an aggregate of 13,000,000 warrants to two consultants for services rendered. The services, which include business development, analysis, and interaction with professionals, were principally related to assisting the Company with the acquisition of the RWJ assets (see Note 4). The fair value of the 13,000,000 warrants of $4,782,297 was determined using the Black-Scholes option pricing model with the following assumptions:

●	Expected life of 5.0 years

●	Volatility of 250%;

●	Dividend yield of 0%;

●	Risk free interest rate of 1.73%

Note 10 - Related Parties

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the party in making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences. All of the Company’s revenue in 2016 is from IT services delivered to a single customer, Guardian LLC, which is a related party to the Company. The Company had revenue of $45,000 and $45,000 for the fiscal quarters ended September 30, 2017 and 2016, respectively. All expenses in the Company’s operations were incurred as a consequence of delivering Company’s obligations under the joint venture agreement between the parties to commercialize the technology that is being developed by the LLC. The Company had operating expenses of $227,177 and $122,132 for the fiscal quarters ended September 30, 2017 and 2016, respectively.

On April 22, 2015, Michael Murray was appointed by the Company as the Chairman of the Board, CEO, and President of the Company. Mr. Murray resigned as an executive officer on September 1, 2017. On March 4, 2015, the Company entered into a Territorial License Agreement with Hermes, which is the basis for the Company’s current operations. Mr. Murray is the owner of 9,900 shares of Series D Preferred Stock of the Company that is convertible at Mr. Murray’s election into 9,900,000 shares of common stock. To date, Mr. Murray has converted all of his Series D Preferred Stock into common shares of the Company.

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

On August 20, 2015, the Company entered into an agreement with Dr. Rittman pursuant to which the parties agreed that (i) all inventions, improvements and developments made or conceived by Dr. Rittman, either solely or in collaboration with others pertaining to Company’s business, will be the property of Company, and (ii) Dr. Rittman agreed to assign to the Company any and all intellectual property related to the Company’s consumer heuristic technology platform, subject to certain conditions, which as of September 30, 2017 have not been met. As of the end of the fiscal year, the intellectual property developed by Dr. Rittman had not been assigned to the Company. The Company has expensed the stated value of that intellectual property in these financial statements.

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

The Company is the exclusive license holder for certain intellectual property relating to GopherInsight technology. The Company has assigned all its rights as they relate to the Guardian Patch to the LLC as consideration for the JV. Dr. Rittman’s partners have commenced development of the product via a private LLC that has been incorporated under the name “Guardian Patch LLC” (“LLC”). Certain private investors will provide all initial funding to the Company via the LLC for product development. The LLC will fund the development, and the Company will provide IT services via Dr. Rittman for a monthly fee. Dr. Rittman has signed an amendment employment agreement with the Company. As the Company is not a member of the LLC, the Company and the LLC have formed a Joint Venture (“JV”) for the purposes of developing and marketing the Patch. The LLC will be responsible for funding the development of the Patch. The Company will not need be required to invest funds in said JV. The Company responsibilities will be limited to the marketing of the product, where the marketing budget will be funded by the LLC. Moreover, the LLC has committed to provide the Company with working capital as needed. The Company has assigned and pledged to the LLC all its license derivative rights as they pertain to the Patch only. Dr. Rittman may be offered membership rights at some point in the future with the LLC, with which the Company is a JV partner, but is not equity member. The Company has agreed with the LLC that the same JV principles of the GPLLC for the patch will apply for the other two products (Epsilon and Puzpix) which will be vested under designated LLCs that will be incorporated by the LLC members. During the nine months ended September 30, 2017, $135,000 of the Company’s revenue was related to IT service provided to the LLC for Dr. Rittman services, in connection with the development of the Patch.

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

The Company has commenced development, and the Company has completed the Statement of Work (SOW) for the Federal Communications Commission (“FCC”) survey to deploy the Company’s Guardian Global Tracking Device within the continental US. The Company has also completed their transmitters/transceivers modules feasibility research. Although the Company can use open channels, and therefore is not required to comply with various FCC regulations relevant to the system, the Company has chosen to comply, and is complying with FCC regulations. The FCC regulates the limits of potentially harmful interference to licensed transmitters due to low power unlicensed transmitters. The Guardian Patch/Sphere system consists of advanced security protocols in order to maintain the global, private, fully-secured network. In addition, the Guardian Patch device needs to perform communication tasks across the globe providing breakthrough tracking features. The Company and its technology licensing partner, Guardian LLC, successfully completed thorough research that involved security, performance and FCC regulations compliance. Based on this research, a set of particular frequencies was chosen to be used by Guardian LLC. By the end of this year, the Company completed the design and construction of the Guardian Patch/Sphere circuit prototype device. The Company has completed the construction of 10 prototype units, and performed intensive testing program to be tested as a complete system in designated areas by the Company. On December 1, 2016, Guardian LLC issued Statement of Work for the Placement and Development of Guardian Sphere and its Base System. For this project, Guardian LLC has assembled a team of eight, including a Project Manager, CTO, digital and software engineers, a specialist algorithm mathematician and project leader. This team was assembled by Guardian LLC, and is based in the USA, Europe and Asia. Per the Joint Venture agreement, Guardian LLC is funding the SOW project through its sources, while the Company’s portion of the cost is $67,000 and due to the vendor on August 15, 2017. Guardian took full responsibility for all amounts due to this vendor. The Company intends to enter a new SOW for the purpose of creating fully-commercial products utilizing the manufacturers that it has identified.

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

Since April 2016, Guardian LLC has provided loans to the Company for the Company’s working capital purposes, outside of its commitment to develop the Patch, in the aggregate amount of $660,132 (the “Loans”). On May 23, 2017, as described in Note 6, the Company entered into a Conversion Agreement with Guardian LLC pursuant to which the parties agreed to convert the Loans provided by Guardian LLC to the Company into a Convertible Promissory Note in the principal amount of $660,132 (the “Note”).

The Note bears interest at 6%, matures May 30, 2019 and is convertible into the Company’s common stock, at Guardian LLC’s option, at a conversion price equal to 50% of the lowest closing price for the common stock on the principal market during the ten consecutive trading days immediately preceding the conversion date, which, in no event, will be less than $0.01 per share. Guardian LLC has agreed to restrict their ability to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of common stock. At September 30, 2017, the Note has a balance of $660,132.

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

On September 1, 2017, the Company entered into and closed an Asset Purchase Agreement with a third party, RWJ Advanced Marketing, LLC (“RWJ”), a Georgia corporation, pursuant to which the Company purchased certain assets from RWJ, including inventory, terminals, licenses and permits and intangible assets. At closing, the Company and Mr. Greg Bauer entered into an Employment Agreement pursuant to which Mr. Bauer was retained as Chief Executive Officer for a term of one year, subject to an automatic extension, unless terminated, in consideration of a base salary of $250,000 and a bonus of 10% of net profit generated by the assets acquired. Mr. Bauer was also appointed to the Board of Directors of the Company. As of the closing date, Mr. Murray resigned as Chief Executive Officer of the Company but will remain as a director of the Company. Mr. Bauer, since 2004 through present, has served as executive director with W.L. Petrey Wholesale, Inc. where he was in charge of the UGO/Preway operations. Mr. Bauer holds a Bachelor of Science degree from University of Maryland College Park. Mr. Bauer is veteran of the United States Navy and was honorably discharged in 1983. He held the title of United States Navy Surface Warfare Qualified.

The Company and Guardian Patch, LLC, which assisted structuring and negotiating the Purchase Agreement and related asset purchase, entered into a Consulting Agreement dated September 1, 2017. In consideration for the services, the Company issued Guardian 2,000,000 shares of common stock and warrants to purchase 9,000,000 shares of common stock. The warrants contain identical terms to the RJW Warrants. If and when the assets acquired under the Purchase Agreement generate revenues of $10,000,000, the Company shall issue Guardian an additional 3,000,000 shares of common stock. The consulting agreement was effective August 1, 2017 and terminates November 30, 2017. Guardian, pursuant to its existing joint venture agreement, agreed to provide the $400,000 in funding needed for the cash purchase price under the Purchase Agreement. Guardian also agreed to provide the needed $100,000 working capital designated to UGopherServices Corp. The parties have agreed to negotiate and finalize the terms of such loans in the near future.

In order to facilitate the transition of the Company, the Company and Michael Murray have agreed to enter into an employment agreement in which Mr. Murray will serve as Executive Vice President in charge of business development. As consideration, the Company issued a warrant to acquire 4,000,000 shares of common stock to Mr. Murray. The warrants contain identical terms to the RJW Warrants.

Note 11 - Contingencies

Legal Proceedings

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business. There is currently no litigation that management believes will have a material impact on the financial position of the Company.

On August 26, 2015, the Company finalized a consulting agreement that it entered into on August 11, 2015 with Michael Korsunsky (“Consultant”) pursuant to which Consultant was engaged by the Company to (i) provide introductions to strategic business alliances, (ii) advise on exposure and risk in the operation of smart phone applications and (iii) advise on market fluctuations within the different categories of the smart phone application delivery services sector, in consideration of 100,000 restricted shares of common stock of the Company, which shares were issued on or around August 26, 2015. On or around November 17, 2016, the Company filed a complaint against Consultant in Superior Court of the State of California, County of Riverside, for Breach of Contract and Breach of Implied Covenant of Good Faith and Fair Dealing. The Consultant been served, surrender his certificate but to date has not filed a defense. This case has been dismissed.

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

On or around January 23, 2017, the Company filed a complaint against Waterford and the Company’s Transfer Agent, in Superior Court of the State of California, County of Riverside. On February 1, 2017, the Company obtained a temporary restraining order that prohibits Waterford from (x) lifting the restricted legend from the 50,000 shares that it received in connection with signing the Agreement; (y) selling the 50,000 shares to another party; and, (z) from exercising the warrant on 93,750 shares that was issued and vested upon the execution of the Agreement. As ordered by the court, on February 9, 2017, the Company deposited a Corporate Surety Bond in the amount of $42,875 to secure the temporary restraining order. The Company agreed with Waterford to go to binding arbitration, which is currently being scheduled.

On or around February 27, 2017, the Company was issued a stay of the temporary restraining order barring its transfer agent from providing shares in connection with the exercise of the first Waterford warrant on 93,750 shares that was provided to Waterford in connection with the execution of the engagement letter that was executed by the parties on or around June 10, 2016.

On or around April 10, 2017, the Company was billed by its transfer agent (“TA”) for approximately $11,500 for legal fees (“TA Charges”) in connection with a lawsuit brought by one of the Company’s shareholders against the TA. The Company is not a named party in this litigation. The Company disputes the TA Charges, as the Company’s position is that the TA Charges are not covered under the indemnification section of the Company’s agreement with its TA. As the TA refused to provide further services, the Company paid the fees, and booked it as an expense in this quarter.

Effective August 15, 2017, Reko Holdings, LLC (“Reko”) converted 6,000 shares of its Series D Preferred Stock into 6,000,000 restricted common shares. TA refuses to issue Reko said shares in lieu of litigation between TA and Reko in which the Company is not a named party. As such, the Company did not book the conversion, and is trying to mediate the issue between the TA and Reko.

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

Reserved Shares

In connection with the derivative notes, the Company has reserved with its transfer agent common shares for each note held by the holders.

Note 12 - Subsequent Events

Management has evaluated events that occurred subsequent to the end of the reporting period shown herein:

On October 2, 2017, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd., an accredited investor (“Power Up”) pursuant to which the Company issued to Power Up a Convertible Promissory Note (the “Power Note”) in the aggregate principal amount of $80,000. The Power Note has a maturity date of July 10, 2018 and the Company has agreed to pay interest on the unpaid principal balance of the Power Note at the rate of ten percent (10%) per annum from the date on which the Power Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Power Note, provided it makes a payment to Power Up as set forth in the Power Note. The transactions described above closed on October 4, 2017.

The outstanding principal amount of the Power Note is convertible at any time and from time to time at the election of Power Up during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock at a conversion price equal to 61% of the lowest trading price with a 15 day look back immediately preceding the date of conversion. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Power Note), the Power Note shall become immediately due and payable and the Company shall pay to Power Up, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Power Note.

In no event shall Power Up be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by Power Up and its affiliates would exceed 4.9% of the outstanding shares of the common stock of the Company.

On June 9, 2017, the Company entered into a Securities Purchase Agreement (“CROWN SPA”) with Crown Bridge Partners, LLC (“CBP”), providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $100,000 (the “CBP Notes”), with the first note being in the amount of $50,000 (“CBP First Note”) and the second note being in the amount of $50,000 (“CBP Back End Note”), each with an 8% original issue discount. CBP First Note was funded, with the Company receiving $42,500, net of the 10% original issue discount and legal fees. With respect to CBP Back End Note, also with a 10% original issue discount, CBP issued a note to the Company in the amount of $50,000 to offset CBP Back End Note, secured by CBP Back End Note (“Secured Note”). On October 23, 2017, Guardian Patch, LLC purchased the CBP First Note from CBP. Further, on October 23, 2017, the Company and CBP entered into a Rescission Agreement whereby the CBP Back End Note and the Secured Note were cancelled and rescinded.

On October 26, 2017, the Company entered into a Securities Purchase Agreement with Labrys Fund, LP, an accredited investor (“Labrys”) pursuant to which the Company issued to Labrys a Convertible Promissory Note (the “Labrys Note”) in the aggregate principal amount of $110,000. The Labrys Note has a maturity date of July 26, 2018 and the Company has agreed to pay interest on the unpaid principal balance of the Labrys Note at the rate of ten percent (10%) per annum from the date on which the Labrys Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Labrys Note, provided it makes a payment to Labrys at a premium as set forth in the Labrys Note. The transactions described above closed on October 26, 2017.

The outstanding principal amount of the Labrys Note is convertible at any time and from time to time at the election of Labrys into shares of the Company’s common stock at a conversion price equal to 57% of the lowest trading price with a 20 day look back immediately preceding the date of conversion. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Labrys Note), the Labrys Note shall become immediately due and payable and the Company shall pay to Labrys, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Labrys Note.

In no event shall Labrys be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by Labrys and its affiliates would exceed 4.9% of the outstanding shares of the common stock of the Company.

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

This section of the report should be read together with Footnotes of the Company unaudited financials. The audited statements of operations for the fiscal quarters ended September 30, 2017 and 2016 are compared in the sections below.

General Overview

Gopher Protocol Inc. (the “Company”, “we”, “us”, “our”, “Gopher”, “Gopher Protocol” or “GOPH”) was incorporated on July 22, 2009 under the laws of the State of Nevada and relocated its headquarters to Santa Monica, California in 2016. Gopher is a development stage company that is creating innovative mobile microchip (ICs) and software technologies based on GopherInsight™ . The Company derived revenues from the provision of IT services to Guardian Patch LLC, a related party (“Guardian LLC”). In the current quarter, the Company derived and recognized revenues from its acquired assets.

GopherInsight™ is a patented real time, heuristic (self-learning/artificial intelligence) based mobile technology. GopherInsight™ chip technology, if successfully fully developed, will be able to be installed in mobile devices (smartphones, tablets, laptops, etc.) as well as stand-alone products. It is intended that GopherInsight ™ software applications will work in conjunction with GopherInsight ™ microchips across mobile operating systems, providing computing power, advanced database management/sharing functionalities and more. The technology under development consists of a smart microchip, mobile application software and supporting software. The system contemplates the creation of a global network. Upon development, the Company believes that its microchip technologies may be installed within mobile devices or on SIM cards.

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

On or about August 10, 2017, the Company received certification for its Guardian Orb Tracker technology by Arrow Technologies, which the Company anticipates should boost the Company’s campaign’s visibility on Indiegogo. Indiegogo recently approved the Company’s crowdfunding campaign on that platform.

On September 1, 2017, the Company entered into and closed an Asset Purchase Agreement (the “Purchase Agreement”) with a third party, RWJ Advanced Marketing, LLC (“RWJ”), a Georgia corporation, pursuant to which the Company purchased certain assets from RWJ, including inventory, terminals, licenses and permits and intangible assets, in consideration of $400,000, an aggregate 5,000,000 shares of common stock of the Company, secured promissory note in the amount of $2,600,000, warrants to purchase 9,000,000 shares of common stock and the assumption of certain liabilities incurred by RWJ after the effective date as set forth in the RWJ Agreement.

Recent Developments

On September 1, 2017, the Company entered into and closed an Asset Purchase Agreement with a third party, RWJ Advanced Marketing, LLC, a Georgia corporation. The Company entered into this Asset Purchase Agreement to acquire terminals in approximately 15,000 locations by which the Company will deploy its technology. The operations consist primarily of the sale of phones and phone card products, including PINS for cell minutes, SIM cards for cell minutes, as well as gift cards. The Company incorporated a wholly-owned subsidiary, UGopherServices Corp., to operate the acquired assets. On November 10, 2017, PayPal Holdings, Inc. (PYPL) announced that TIO Networks (TIO), a subsidiary of PYPL, has suspended operations to protect TIO’s customers. TIO website was taken down without providing notice. . As such, no processing of pin sales and activation is possible through our network at this time do to their discontinuing services to all their downstream customer using this service.

The Company is taking immediate action in putting together a plan to bring back up our services with our customers. We are currently exploring some other available options to expedite getting services back up to minimalize revenue impact. We are working closely with all of our partners to bring up our store database in a new system. We intend to will be utilize their terminal download solution, which will take some careful coordination, and our team will be working around the clock with them closely to archive this. We intend to enter into a definitive agreement within the next few days with this new provider of middleware software that will give us complete control over this software to prevent this type of vulnerability in the future this software will also allow us to bring to market more exciting products and solution and will enhance our future value

Results of Operations:

Three Months Ended September 30, 2017 and September 30, 2016

A comparison of the statements of operations for the three months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,		Change
	2017	2016	$	%

Sales	$4,471,626	$45,000	$4,426,626	9836.9%
Cost of goods sold	4,174,374	—	4,174,374
Gross profit	297,252	45,000	252,252	560.6%
Operating expenses	5,937,176	727,172	5,210,004	716.5%
Loss from operations	(5,639,924)	(682,172)	(4,957,752)	726.8%
Other income (expense)	(300,803)	(4,800)	(296,003)	6166.7%
Loss before provision for income taxes	(5,940,727)	(686,972)	(5,253,755)	764.8%
Provision for income taxes	—	—	—
Net loss	$(5,940,727)	$(686,972)	$(5,253,755)	764.8%

Sales for the three months ended September 30, 2017 were $4,471,626 compared to $45,000 for the same period in 2016. The increase of $4,426,626 or 9,837% is a result of sales of $4,426,626 generated from the date of acquisition to September 30, 2017 from acquisition of assets from RWJ.

Our gross margins for the three months ended September 30, 2017 were 6.6% as compared to 100.0% for the same period in 2016. The decrease in due to the sales generated by the RWJ assets that have a much lower gross margin.

Operating expenses for the three months ended September 30, 2017 were $5,937,176 compared to $727,172 for the same period in 2016. The increase of $5,210,004 or 716.5% is due to including the operating cost for the newly acquired acquisition and common stock valued at $740,000 and warrants valued at $4,782,297 being issued to consultants for services rendered during the three months ended September 30, 2017.

Other expense for the three months ended September 30, 2017 was $300,803, an increase of $296,003 from $4,800 for the same period in 2016. The increase is principally due to net charges to earnings resulting from the issuance of convertible notes with embedded conversion features that are accounted for as derivatives due to the variable conversion price.

Net loss for the three months ended September 30, 2017 was $5,940,727 compared to $686,972 for the same period in 2016 due to the factors described above.

Nine Months Ended September 30, 2017 and September 30, 2016

A comparison of the statements of operations for the nine months ended September 30, 2017 and 2016 is as follows:

	Nine Months Ended September 30,		Change
	2017	2016	$	%

Sales	$4,561,626	$120,000	$4,441,626	3701.4%
Cost of goods sold	4,174,374	—	4,174,374
Gross profit	387,252	120,000	267,252	222.7%
Operating expenses	6,528,748	1,396,162	5,132,586	367.6%
Loss from operations	(6,141,496)	(1,276,162)	(4,865,334)	381.2%
Other income (expense)	(1,374,798)	(24,178)	(1,350,620)	5586.2%
Loss before provision for income taxes	(7,516,294)	(1,300,340)	(6,215,954)	478.0%
Provision for income taxes	—	—	—
Net loss	$(7,516,294)	$(1,300,340)	$(6,215,954)	478.0%

Sales for the nine months ended September 30, 2017 were $4,561,626 compared to $120,000 for the same period in 2016. The increase of $4,441,626 or 3,701% is a result of sales of $4,426,626 generated from the date of acquisition to September 30, 2017 from acquisition of assets from RWJ.

Our gross margins for the nine months ended September 30, 2017 were 8.5% as compared to 100.0% for the same period in 2016. The decrease in due to the sales generated by the RWJ assets that have a much lower gross margin.

Operating expenses for the nine months ended September 30, 2017 were $6,528,748 compared to $1,396,162 for the same period in 2016. The increase of $5,132,586 or 367.6% is due to including the operating cost for the newly acquired acquisition and common stock valued at $766,500 and warrants valued at $4,782,297 being issued to consultants for services rendered during the nine months ended September 30, 2017.

Other expense for the nine months ended September 30, 2017 was $1,374,798, an increase of $1,350,620 from $24,178 for the same period in 2016. The increase is principally due to net charges to earnings resulting from the issuance of convertible notes with embedded conversion features that are accounted for as derivatives due to the variable conversion price.

Net loss for the nine months ended September 30, 2017 was $7,516,294 compared to $1,300,340 for the same period in 2016 due to the factors described above.

Liquidity and Capital Resources

Our cash was $26,670 and $5,096 at September 30, 2017 and December 31, 2016, respectively. Cash used in operating activities during the nine months ended September 30, 2017 was $215,405, compared to cash provided by operating activities of $25,882 during the same period in 2016. Certain items are not comparable between the periods, including shares issued for services and a warrant issued for services in 2017, and the change in fair market value of the derivative liability, financing costs and amortization of debt discount off three of which result from the convertible notes issued in 2017. Working capital worsened going from $757,377 at December 31, 2016 to $3,155,017 at September 30, 2017 principally a result of the derivative liability and an increase in accounts payable and accrued expenses offset by an increase in accounts receivable and inventory. Cash flows used in investing activities were $13,021 during the nine months ended September 30, 2017 compared to $0 for the same period in 2016. The increase is due to the purchase of property and equipment. Cash from financing activities for the nine months ended September 30, 2017 was $250,000 compared to $0 for the same period in 2016. The increase is due to the issuance of convertible notes in 2017. In 2017 the Company converted a payable to Guardian Patch LLC to a convertible note. This reclassification of the payable to a convertible note payable is a non-cash item; the note of $660,132, which includes accrued interest, was not funded by Guardian LLC during the period.

The Company sustained net losses of $7,516,294 for the nine months ended September 30, 2017, and used cash in operations of $215,405. The Company had a working capital deficit of $3,330,596 and accumulated deficit of $11,610,666 at September 30, 2017. This raises substantial doubt about its ability to continue as a going concern. The Company is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. No assurance can be given that the Company will be successful in these efforts. Per the Joint Venture agreement, Guardian LLC has committed to provide the Company with all its working capital needs.

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

We plan to raise working capital that will allow us to conduct our business for the next 12 months. There is no guarantee regarding our ability to raise that capital. We expect to use the proceeds to fund our short-term capital requirements including paying administrative expenses associated with maintaining our public company’s filings for the next 12 months. In order to implement our business plan and pay various administrative expenses on a minimal basis for the next 12 months, we expect that we will need approximately $1,200,000, based on our expectation of monthly expenses of approximately $100,000. The Company expects that its operating results will fluctuate significantly from quarter to quarter in the future, and will depend on a number of factors including the state of the worldwide economy and financial markets, which are outside the Company’s control. Guardian Patch, LLC, the Company’s JV partner, has committed to support the Company’s working capital needs, by providing the Company short-terms loans. The Company may also pursue capital through the issuance of high-yield debt that will likely be convertible into equity, at either a fixed or a variable conversion rate. Our financing plans and the exact type of debt that we seek will largely be contingent on the results of our pre-sales campaign for our first consumer product. During 2017, the Company has been able to raise $250,000 from the issuance of convertible notes.

Acquisition

On September 1, 2017, the Company entered into and closed an Asset Purchase Agreement (the “Purchase Agreement”) with a third party, RWJ Advanced Marketing, LLC (“RWJ”), a Georgia corporation, pursuant to which the Company purchased certain assets from RWJ, including inventory, terminals, licenses and permits and intangible assets, in consideration of $400,000, an aggregate 5,000,000 shares of common stock of the Company, secured promissory note in the amount of $2,600,000, warrants to purchase 9,000,000 shares of common stock and the assumption of certain liabilities incurred by RWJ after the effective date as set forth in the RWJ Agreement

The RWJ Warrants are exercisable for a period of five years at a fixed exercise price of $0.50 per share and non-dilutive anti-dilution protection. If, prior to the exercise of the RJW Warrants, the Company (i) declares, makes or issues, or fixes a record date for the determination of holders of common stock entitled to receive, a dividend or other distribution payable in shares of its capital stock, (ii) subdivides the outstanding shares, (iii) combines the outstanding shares (including a reverse stock split), (iv) issues any shares of its capital stock by reclassification of the shares, capital reorganization or otherwise (including any such reclassification or reorganization in connection with a consolidation or merger or and sale of all or substantially all of the Company’s assets to any person), then, notwithstanding any such action the exercise price, and the number and kind of shares receivable upon exercise, in effect at the time of the record date for such dividend or of the effective date of such subdivision, combination or reclassification shall remain fixed so that the holder of the RJW Warrants exercised after such time shall be entitled to receive the number and kind of shares which, if the RJW Warrants had been exercised immediately prior to such time, the holder would have owned upon such exercise and been entitled to receive.

The RWJ Note accrues interest at the rate of 3.5% interest per annum and is payable in full on December 31, 2019. The Company may prepay this note at any time without penalty.

The Company incorporated a wholly-owned subsidiary, UGopherServices Corp., to hold the acquired assets.

The Company entered into this Purchase Agreement to acquire terminals in approximately 15,000 locations by which the Company can deploy its technology.

A summary of the purchase price and the purchase price allocations at fair value is below. The purchase price allocation is a preliminary and subject to change. The Company has not yet completed its analysis to determine the fair value of the assets acquired on the acquisition date. Once this analysis is complete, the Company will adjust, if necessary, the provisional amounts assigned to the assets purchased in the accounting period in which the analysis is completed.

Purchase price
Cash (1)	$400,000
5,000,000 shares of common stock (2)	1,850,000
Secured promissory note	2,600,000
9,000,000 warrants (3)	3,310,819

$8,160,819

Allocation of purchase price
Inventory	$398,151
Property and equipment	210,200
Assumed liabilities	(398,151)
Goodwill	7,950,619
Purchase price	$8,160,819

(1) – the $400,000 cash was paid by Guardian LLC.

(2) – the fair value of the common stock was calculated based on the closing market price of the Company’s common stock at the date of acquisition.

(3) the fair value of the 9,000,000 warrants was determined using the Black-Scholes option pricing model with the following assumptions:

●	Expected life of 5.0 years

●	Volatility of 250%;

●	Dividend yield of 0%;

●	Risk free interest rate of 1.73%

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

Accounts Receivable

The Company grants credit to establishments (such as convenient stores) who sell the Company’s products under credit terms that it believes are customary in the industry and does not require collateral to support customer receivables. The Company currently does not provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal receivable terms vary from 7-30 days after the issuance of the invoice and typically would be considered past due when the term expires. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.

Inventory

Inventory is valued at the lower of the inventory’s cost (first in, first out basis) or the current market price of the inventory. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. At September 30, 2017, all of the Company’s inventory was finished goods inventory which consisted principally of phones and phone card products, including PINS for cell minutes, SIM cards for cell minutes, as well as gift cards.

Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”). Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The Company recognizes revenue from the sale of phones and phone products at the time of sale to the customer. The Company recognizes revenue from IT-related services at the time the services are performed.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of September 30, 2017, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2017, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business. There is currently no litigation that management believes will have a material impact on the financial position of the Company.

On August 26, 2015, the Company finalized a consulting agreement that it entered into on August 11, 2015 with Michael Korsunsky (“Consultant”) pursuant to which Consultant was engaged by the Company to (i) provide introductions to strategic business alliances, (ii) advise on exposure and risk in the operation of smart phone applications and (iii) advise on market fluctuations within the different categories of the smart phone application delivery services sector, in consideration of 100,000 restricted shares of common stock of the Company, which shares were issued on or around August 26, 2015. On or around November 17, 2016, the Company filed a complaint against Consultant in Superior Court of the State of California, County of Riverside, for Breach of Contract and Breach of Implied Covenant of Good Faith and Fair Dealing. The Consultant been served, surrender his certificate but to date has not filed a defense. This case has been dismissed.

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

On or around January 23, 2017, the Company filed a complaint against Waterford and the Company’s Transfer Agent, in Superior Court of the State of California, County of Riverside. On February 1, 2017, the Company obtained a temporary restraining order that prohibits Waterford from (x) lifting the restricted legend from the 50,000 shares that it received in connection with signing the Agreement; (y) selling the 50,000 shares to another party; and, (z) from exercising the warrant on 93,750 shares that was issued and vested upon the execution of the Agreement. As ordered by the court, on February 9, 2016, the Company deposited a Corporate Surety Bond in the amount of $42,875 to secure the temporary restraining order. The Company agreed with Waterford to go to binding arbitration, which is currently being scheduled.

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

Reserved Shares

In connection with the derivative notes, the Company has reserved with its transfer agent common shares for each note held by the holders.

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

On September 13, 2017, the Company entered into a Securities Purchase Agreement with Eagle Equities, LLC, an accredited investor (“Eagle Equities”), pursuant to which the Company issued Eagle Equities two convertible notes. The first note, due September 18, 2018 in the principal amount of $50,000 (“Eagle Equities Note 1”), was issued in exchange for $50,000 in cash. The second note, due September 13, 2018 in the principal amount of $50,000 (“Eagle Equities Note 2” and, together with Eagle Equities Note 1, the “Eagle Equities Notes”), was issued in exchange for a full-recourse, collateralized promissory note from Eagle Equities in the amount of $45,000 (“Eagle Equities Payment Note”). The Eagle Equities Payment Note is due on May 13, 2018, unless the Company does not meet the current public information requirement pursuant to Rule 144, in which case both Eagle Equities Note 2 and the Eagle Equities Payment Note may be cancelled. The Eagle Equities Payment Note is secured by the Eagle Equities Note 1. The above financing closed on September 20, 2017. Interest on the Eagle Equities Notes accrues at the rate of 8% per annum. The Company is not required to make any payments on the Eagle Notes until maturity. The Company has the right to repay the Eagle Notes at any time during the first six months of the notes at a rate of 130% of the unpaid principal amount during the first 90 days, 135% of the unpaid principal amount between days 91 and 120, and 140% of the unpaid principal amount between days 121 and 180. The Eagle Notes may not be prepaid after the 180th day. Eagle Equities may convert the outstanding principal on the Eagle Notes into shares of the Company’s common stock at the conversion price per share equal to 55% of the lowest daily closing bid with a 20 day look back immediately preceding and including the date of conversion. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 45% instead of 55% while that “Chill” is in effect. In no event shall Eagle Equities be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by Eagle Equities and its affiliates would exceed 4.9% of the outstanding shares of the common stock of the Company.

On October 2, 2017, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd., an accredited investor (“Power Up”) pursuant to which the Company issued to Power Up a Convertible Promissory Note (the “Power Note”) in the aggregate principal amount of $80,000. The Power Note has a maturity date of July 10, 2018 and the Company has agreed to pay interest on the unpaid principal balance of the Power Note at the rate of ten percent (10%) per annum from the date on which the Power Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Power Note, provided it makes a payment to Power Up as set forth in the Power Note. The transactions described above closed on October 4, 2017. The outstanding principal amount of the Power Note is convertible at any time and from time to time at the election of Power Up during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock at a conversion price equal to 61% of the lowest trading price with a 15 day look back immediately preceding the date of conversion. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Power Note), the Power Note shall become immediately due and payable and the Company shall pay to Power Up, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Power Note. In no event shall Power Up be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by Power Up and its affiliates would exceed 4.9% of the outstanding shares of the common stock of the Company.

On October 2, 2017, the Company entered into a Securities Purchase Agreement with Labrys Fund, LP, an accredited investor (“Labrys”) pursuant to which the Company issued to Labrys a Convertible Promissory Note (the “Labrys Note”) in the aggregate principal amount of $110,000. The Labrys Note has a maturity date of July 26, 2018 and the Company has agreed to pay interest on the unpaid principal balance of the Labrys Note at the rate of ten percent (10%) per annum from the date on which the Labrys Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Labrys Note, provided it makes a payment to Labrys at a premium as set forth in the Labrys Note. The transactions described above closed on October 26, 2017. The outstanding principal amount of the Labrys Note is convertible at any time and from time to time at the election of Labrys into shares of the Company’s common stock at a conversion price equal to 57% of the lowest trading price with a 20 day look back immediately preceding the date of conversion. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Labrys Note), the Labrys Note shall become immediately due and payable and the Company shall pay to Labrys, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Labrys Note. In no event shall Labrys be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by Labrys and its affiliates would exceed 4.9% of the outstanding shares of the common stock of the Company.

During the nine months ended September 30, 2017, the Company had the following transactions in its common stock:

●	issued 3,350,000 shares to, the PTPI note holder upon the conversion of $25,215 of their convertible note;

●	issued an aggregate of 2,025,000 shares to two consultants for services rendered valued at $766,500. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the date of grant; and

●	issued 5,000,000 shares for the acquisition of the RWJ assets valued at $1,850,000. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the acquisition date.

The issuance of the securities set forth herein were made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and/or Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the note was an accredited investor.

Item 3. Defaults Upon Senior Securities

On January 22, 2015, the Company entered into an Exchange Agreement with Stanley Hills, the original holder (the “Holder”) of the PTPI Note pursuant to which PTPI Note exchanged $75,273 in debt into a 10% Convertible Debenture in the principal amount of $75,273 (the “Note”). The PTPI Note matured January 21, 2017 (the “Maturity Date”) and interest associated with the Note I Note is 10% per annum, which is payable on the Maturity Date. The PTPI Note is convertible into shares of common stock of the Company, at the option of Note I, at a fixed conversion price of $0.00752734. The Holder has agreed to restrict its ability to convert the PTPI Note and receive shares of common stock such that the number of shares of common stock held by it in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. In addition, on March 2, 2015, the Company and the Holder amended that certain 10% Convertible Debenture (the “PTPI Note I Debenture”) which debt underlying the PTPI Note I Debenture was initially incurred on October 6, 2009 and exchanged for the Note I Debenture on January 19, 2014. The parties agreed that the conversion price in the PTPI Note I Debenture would not be impacted by the 1:1,000 stock split implemented by the Company on February 24, 2015 and will remain $0.0075273. The Company is under default per the terms of the PTPI Note, as at maturity in January 2017, the Company did not have sufficient free cash to pay off the note. The Company is in negotiations with the Holder in good faith to resolve the situation. The Company cannot predict the result of such negotiations. The current note balance is $30,393, which includes $14,870 of accrued interest. The balance at that time was $53,852, which included accrued interest of $13,112, and was net of debt discount.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On September 25, 2017, Erik Klinger resigned as Chief Financial Officer of the Company. The Board has appointed Gregory Bauer, the Company’s Chief Executive Officer and its Chief Financial Officer, effective September 25, 2017.

On October 24, 2017 (the “Termination Date”), the Company terminated Anton & Chia, LLP (the “Former Auditor”) as the independent registered public accounting firm of the Company.

Other than an explanatory paragraph included in the Former Auditor’s audit report for the Company’s fiscal years ended December 31, 2016 and 2015 relating to the uncertainty of the Company’s ability to continue as a going concern, the audit reports of the Former Auditor on the Company’s financial statements for the fiscal years ended December 31, 2016 and 2015 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

During the years ended December 31, 2016 and 2015 and through the date of this Current Report on Form 8-K, the Company has not had any disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the Former Auditor’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such years.

During the years ended December 31, 2016 and 2015 and through the date of this Current Report on Form 8-K, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company has requested that our Former Auditor furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of this letter is attached hereto to this amendment to the Form 8-K as Exhibit 16.1.

New independent registered public accounting firm

On October 24, 2017 (the “Engagement Date”), the Company engaged BF Borgers CPA PC (“New Auditor”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2017. The decision to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

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

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1	Certificate of Incorporation of Forex International Trading Corp. (6)
3.2	Bylaws of Forex International Trading Corp. (6)
3.3	Certificate of Designation for Series A Preferred Stock (14)
3.4	Certificate of Designation for Series B Preferred Stock (21)
3.5	Certificate of Designation – Series C Preferred Stock (22)
3.6	Amendment to the Certificate of Designation for the Series B Preferred Stock (25)
3.7	Amendment to the Certificate of Designation for the Series C Preferred Stock(25)
3.8	Certificate of Change filed pursuant to NRS 78.209 (31)
3.9	Articles of Merger filed pursuant to NRS 92.A.200 (31)
3.10	Certificate of Amendment to the Articles of Incorporation of Gopher Protocol Inc. (34)
4.1	Convertible Promissory Note issued by the Company to ATL dated July 8, 2010 (3)
4.2	Secured and Collateralized Promissory Note issued by ATL to the Company dated July 8, 2010 (3)
4.3	Collateral and Security Agreement by and between Forex International Trading Group and ATL dated July 7, 2010 (3)
4.4	Promissory Note issued to Rasel Ltd. Dated October 6, 2009(7)
4.5	Promissory Note issued to Rasel Ltd. Dated October 20, 2009 (7)
4.6	Letter Agreement between Rasel Ltd. and Forex International Trading Corp. dated January 22, 2011 (8)
4.7	Letter Agreement by and between Forex International Trading Group and ATL dated November 8, 2010(9)
4.8	6% Convertible Note issued to APH (11)
4.9	6% Convertible Debenture issued to HAM dated April 5, 2011 (14)
4.10	Promissory Note dated November 30, 2011 issued to Cordellia dioxo. in the amount of $1,000,000 (18)
4.11	$500,000 Convertible Promissory Note issued by Forex International Trading Corp. (23)
4.12	$400,000 Secured and Collateralized Promissory Note issued by Vulcan Oil & Gas Inc. (23)
4.13	Securities Purchase Agreement dated July 24, 2013 entered with Asher Enterprise Inc. (26)
4.14	Convertible Promissory Note issued to Asher Enterprises Inc. (26)
4.15	10% Convertible Debenture issued to GV Global Communications Inc. (30)
4.16	Amendment to 10% Convertible Promissory Debenture held by GV Global Communications, Inc. (32)
4.17	Series D Preferred Stock Certificate of Designation (32)
4.18	Common Stock Purchase Warrant (40)
4.19	6% Convertible Promissory Note issued by the Company to Guardian Patch LLC dated May 23, 2017 (41)
4.20	Securities Purchase Agreement entered with Crown Bridge Partners, LLC dated June 9, 2017 (42)
4.21	Convertible Promissory Note dated June 9, 2017 issued to Crown Bridge Partners LLC (42)
4.22	Convertible Promissory Note Back End Note dated June 9, 2017 issued to Crown Bridge Partners LLC (42)
4.23	Collateralized Secured Promissory Note Back End Note dated June 9, 2017 issued to Crown Bridge Partners LLC (42)
4.24	Securities Purchase Agreement entered with Eagle Equities, LLC dated June 9, 2017 (42)
4.25	Convertible Promissory Note issued to Eagle Equities, LLC dated June 9, 2017 (42)
4.26	Convertible Promissory Note issued to Eagle Equities, LLC dated June 9, 2017 (Back End Note) (42)
4.27	Form of Collateralized Secured Promissory Note dated June 9, 2017 issued by Eagle Equities, LLC (42)
4.28	Convertible Promissory Note dated June 7, 2017 issued to JSJ Investments Inc. (42)
4.29	Convertible Promissory Note dated June 29, 2017 issued to JSJ Investments Inc. (44)
4.30	Form of Warrant issued to Robert Warren Jackson, Gregory Bauer, Michael Murray and Guardian Patch, LLC dated September 1, 2017 (45)
4.31	Balloon Note payable by Gopher Protocol Inc. to RWJ Advanced Marketing, LLC dated September 1, 2017 (45)
4.32	Securities Purchase Agreement entered with Eagle Equities, LLC dated September 13, 2017 (46)
4.33	Convertible Promissory Note issued to Eagle Equities, LLC dated September 13, 2017(46)

4.34	Convertible Promissory Note issued to Eagle Equities, LLC dated September 13, 2017 (Back End Note) (46)
4.35	Form of Collateralized Secured Promissory Note dated September 13, 2017 issued by Eagle Equities, LLC(46)
4.36	Securities Purchase Agreement dated October 2, 2017 between Gopher Protocol Inc. and Power Up Lending Group Ltd. (47)
4.37	Convertible Promissory Note dated October 2, 2017 issued to Power Up Lending Group Ltd. (47)
4.38	Securities Purchase Agreement entered with Labrys Fund, LP dated October 26, 2017 (49)
4.39	Convertible Promissory Note issued to Labrys Fund, LP dated October 26, 2017 (49)
4.40	Rescission Agreement entered between Gopher Protocol Inc. and Crown Bridge Partners, LLC dated October 23, 2017 (49)
10.1	Software Licensing Agreement dated April 12, 2010, by and between Forex International Trading Corp and Triple (1)
10.2	Employment Agreement dated April 23, 2010, by and between Forex International Trading Corp and Darren Dunckel (2)
10.3	Letter Agreement by and between Forex International Trading Corp. and Anita Atlas, dated July 29, 2010 (4)
10.4	Letter Agreement by and between Forex International Trading Corp. and Stewart Reich, dated July 29, 2010 (4)
10.5	Letter Agreement by and between Forex International Trading Corp. and Mr. William Glass, dated August 6, 2010 (5)
10.6	Share Exchange Agreement by and between Forex International Trading Corp. and APH (10)
10.7	Letter Agreement by and between Forex International Trading Corp., APH, Medirad Inc. and Rasel Ltd. (11)
10.8	Letter Amendment by and between Forex International Trading Corp. and William Glass, dated March 4, 2011 (13)
10.9	Letter Amendment by and between Forex International Trading Corp. and Stewart Reich, dated March 4, 2011 (13)
10.10	Employment Agreement by and between Forex International Trading Corp. and Liat Franco, dated March 7, 2011 (13)
10.11	Agreement between Forex International Trading Corp. and APH dated April 5, 2011 (14)
10.12	Conversion Agreement between MP and Forex International Trading Corp. dated April 5, 2011 (14)
10.13	Share Exchange Agreement between Forex International Trading Corp. and dated April 5, 2011 (14)
10.14	Agreement to Unwind and Mutual Release dated as of July 11, 2011 by and between Forex International Trading Corp., Forex NYC and Wheatley Investment Agreement by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)
10.15	Registration Rights Agreement with Centurion by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)
10.16	Intentionally Left Blank
10.17	Settlement Agreement by and between Forex International Trading Corp., A.T. Limited, Watford Holding Inc. and James Bay Holdings, Inc. dated November 1, 2011 (17)
10.18	Settlement and Foreclosure Agreement between Forex International Trading Corp., AP Holdings Limited, H.A.M Group Limited and Cordellia d.o.o.(18)
10.19	Annulment of Share Purchase Agreement dated December 5, 2011 between Triple 8 Limited, AP Holdings Limited, H.A.M Group Limited and 888 Markets (Jersey) Limited (18)
10.20	Promissory Note issued to Forex International Trading Corp. dated December 13, 2011 (19)
10.21	Stock Pledge Agreement executed by Fortune Market Media Inc. dated December 13, 2011 (19)
10.22	Conversion Agreement between the Company and GV Global Communications, Inc. (22)
10.23	Agreement by and between and Direct JV Investments Inc., Forex International Trading Corporation and Vulcan Oil & Gas Inc. dated January 7, 2013 (23)
10.24	Evaluation License Agreement dated September 2, 2013, by and between Forex International Trading Corp and Micrologic Design Automation, Inc. (27)
10.25	Letter Agreement dated January 2, 2014, by and between Forex International Trading Corp and Micrologic Design Automation, Inc. (28)
10.26	Settlement Agreement by and between Forex International Trading Corp. and Leova Dobris dated November 14, 2014 (29)
10.27	Exchange Agreement by and between Forex International Trading Corp. and Vladimir Kirish dated January 22, 2015 (30)
10.28	Exchange Agreement by and between Forex International Trading Corp. and GV Global Communications Inc. dated January 22, 2015 (30)
10.29	Agreement by and between Forex International Trading Corp. and Fleming PLLC dated January 22, 2015 (30)
10.30	Territorial License Agreement dated March 4, 2015, by and between Gopher Protocol Inc. and Hermes Roll LLC (32)
10.31	Amended and Restated Territorial License Agreement dated June 16, 2015 by and between Gopher Protocol Inc. and Hermes Roll LLC (35)
10.32	Letter Agreement dated August 20, 2015 by and between Gopher Protocol Inc. and Dr. Danny Rittman (36)
10.33	Consulting Agreement dated August 11, 2015, by and between Gopher Protocol Inc. and Michael Korsunsky (37)
10.34	Letter Agreement dated March 14, 2016 by and between Gopher Protocol Inc. and Dr. Danny Rittman. (38)
10.35	Amended and Restated Employment Agreement by and between Gopher Protocol Inc. and Dr. Danny Rittman dated April 19, 2016 (39)

10.36	Consulting Agreement dated September 10, 2016, by and between Gopher Protocol Inc. and Waterford Group LLC (40)
10.37	Conversion Agreement between the Company and Guardian Patch LLC dated May 23, 2017 (41)
10.38	Lock-Up and Leak-Out Agreement between the Company and Guardian Patch LLC dated June 26, 2017 (43)
10.39	Lock-Up and Leak-Out Agreement between the Company and Stanley Hills LLC dated June 29, 2017 (43)
10.40	Letter Agreement between the Company and Danny Rittman dated June 29, 2017 (43)
10.41	Asset Purchase Agreement between Gopher Protocol Inc. and RWJ Advanced Marketing, LLC dated September 1, 2017 (45)
10.42	Addendum to Asset Purchase Agreement between Gopher Protocol Inc. and RWJ Advanced Marketing, LLC dated September 1, 2017 (45)
10.43	Employment Agreement between Gopher Protocol Inc. and Gregory Bauer dated September 1, 2017 (45)
10.44	Consulting Agreement between Gopher Protocol Inc. and Guardian Patch, LLC dated September 1, 2017 (45)
16.1	Letter from Alan R. Swift, CPA, P.A. (33)
16.2	Letter from Anton & Chia, LLP (48)
21.1	List of Subsidiaries (24)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Guardian - Global Tracking Technology (42)
(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2010
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 28, 2010
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 13, 2010
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 3, 2010
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 9, 2010
(6)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 9, 2009.
(7)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on November 2, 2009.
(8)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on January 29, 2010.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 22, 2010
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 17, 2010
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2011
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 2, 2011
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 9, 2011
(14)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 6, 2011
(15)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 20, 2011
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 29, 2011
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 9, 2011
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 12, 2011
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 16, 2011
(20)	Incorporated by referenced to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 13, 2012

(21)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 14, 2012
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 27, 2012.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 9, 2013.
(24)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2013.
(25)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 20, 2012.
(26)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 1, 2013.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 4, 2013.
(28)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2014.
(29)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 20, 2014
(30)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 27, 2015
(31)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 18, 2015
(32)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 12, 2015
(33)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 24, 2015
(34)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 1, 2015
(35)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 16, 2015
(36)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 21, 2015
(37)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 28, 2015
(38)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2016
(39)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2016
(40)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 13, 2016
(41)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 9, 2017
(42)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 26, 2017
(43)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 30, 2017
(44)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 7, 2017
(45)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 7, 2017
(46)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 22, 2017
(47)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 10, 2017
(48)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 27, 2017
(49)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 30, 2017

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

GOPHER PROTOCOL INC. (Registrant)

Date: November 20, 2017	By:	/s/ Gregory Bauer
Gregory Bauer
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive, Financial and Accounting Officer)