Form 10-K
period 2017-12-31
Gopher Protocol Inc.
filed 2018-04-12
CIK 1471781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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

Issuer’s telephone number: 424 238-4589

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer or smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of June 30, 2017, the market value of our common stock held by non-affiliates was approximately $15,982,334, which is computed based upon the closing price on that date of the Common Stock of the registrant on the OTCQB maintained by OTC Markets Group Inc. of $0.36. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of April 11, 2018, 125,132,072 shares of common stock, $.00001 par value per share, of the registrant were outstanding.

Documents incorporated by reference:  None

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to “Gopher” ” “GOPH” “the Company,” “we,” “us,” and “our” refer to Gopher Protocol, Inc.

Except for the historical information contained herein, some of the statements in this report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk.” They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “expect,” “plan,” “could,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “goal,” or “continue” or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at a competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under U.S. federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

Gopher Protocol Inc. (the “Company”, “we”, “us”, “our”, “Gopher”, “Gopher Protocol” or “GOPH”) was incorporated on July 22, 2009 under the laws of the State of Nevada and is headquartered in Santa Monica, California. Gopher is a development-stage company which consider itself Native IoT creator, developing Internet of Things (IoT) and Artificial Intelligence enabled mobile technology.  Gopher has a portfolio of Intellectual Property that when commercialized will include smart microchips, mobile application software and supporting cloud software.  The system contemplates the creation of a global network.  The core of the system will be its advanced microchip technology that can be installed in any mobile device worldwide. Gopher envisions this system as an internal, private network between all enabled mobile devices providing shared processing, advanced mobile database management/sharing and enhanced mobile features.

GopherInsight™ is a patented, licensed, real-time heuristic- (self-learning/artificial intelligence) based mobile technology. GopherInsight™ chip technology, if successfully fully developed, will be able to be installed in mobile devices (smartphones, tablets, laptops, etc.) as well as stand-alone products. It is intended that GopherInsight™ software applications will work in conjunction with GopherInsight™ microchips across mobile operating systems, providing computing power, advanced database management/sharing functionalities and more. The technology under development consists of a smart microchip, mobile application software and supporting software. The system contemplates the creation of a global network. Upon development, the Company believes that its microchip technologies may be installed within mobile devices or on SIM cards. The Company and Guardian Patch, LLC, a related party, are currently developing out the following products:

Products:

(i)	Guardian Patch & Guardian Pet Tracker - The Company has applied the mobile technology into an electronic circuit including a proprietary microchip that is within a sticky patch package (the “Patch”). The Patch can be affixed to any object, mobile or static, which will enable the object to which it is affixed to be tracked remotely. It is our goal to have the electronic circuit communicate with other similar working patches via a separate, secured and private network. Upon affixing the Patch on an object, the circuit is turned on, after which the electronic circuit regularly transmits an identification signal in order to identify the device’s geographical location. The Patch works in conjunction with a software application to provide tracking function operations. The system includes its own power source. The Patch will also perform an emergency feature. In the event of an emergency situation, one would simply peel the Patch off. Upon removing the Patch, it operates in a constant transmission mode, sending emergency signals. The patch also alerts the user’s friends and family about the user’s location. No GPS or conventional network, such as GSM, is needed. The Company and its joint venture partner Guardian Patch, LLC are also currently developing the Guardian Pet Tracker, which is primarily designed for pets, but may also be used for tracking children, adults, including the disabled, inventory, artwork or virtually any object located within an area covered by the device. The Guardian Pet Tracker (also known as the “Sphere”) system is a derivative technology of the Company’s Guardian Patch technology. The Sphere is designed to provide its users with local tracking capability using a rechargeable/replaceable battery source. The Sphere is an innovative tracking device that can easily be attached to a pet’s collar and then transmit real-time location information to the smartphone(s) or website account of the registered owner of the device. The Sphere has a rechargeable battery and operates on the exclusive Guardian private network which provides owners with the unique ability to obtain real-time tracking information without the need for GPS, Wi-Fi or cellular service. The Sphere includes state of the art radio technology, a GPS system and micro controller systems, with a potential “back-up” Bluetooth unit. The Sphere sends signals in specific intervals to report on its location. The Sphere’s system analyzes the information using its proprietary, advanced mathematical modeling software that precisely calculates the Sphere’s location. The Sphere’s mobile application then presents the exact location of the Sphere on the map. An additional unique system feature is the Sphere’s Emergency Alert system. Users of the Sphere have the ability to transmit emergency alerts directly from their mobile apps, which transmit their Sphere locations. All registered users located in such a Sphere’s proximity will be notified about the Emergency and may notify the user about the Sphere’s recovery (which we fondly refer to as a “private emergency alert”). The Sphere utilizes a bi-directional system which enables data transmission/receiving acknowledgment. It also includes error correction protocol to ensure data accuracy. The Sphere has its own rechargeable battery. The Sphere also comes with its own ID. This ID is registered on the mobile app to track the Sphere’s location. Multiple Spheres can be registered on the same app for multiple tracking. The Company anticipates beginning an online pre-sales in early 2018.

(ii)	Epsilon Mobile RV - While developing the core technology of the Company, and relying on prior knowledge, the Company and its joint venture partner, Guardian Patch LLC and Alpha EDA, LLC, developed Gopher Epsilon Software, which is an internal, proprietary platform that has been developed as a designated tool for the mobile industry to accelerate signoff Reliability Verification (RV) with Accurate and Precise Interactive Error Detection and Correction. The software is targeted to assist microchip designers to produce power-aware, faster performance and longer lifespan integrated circuits. The software significantly prolongs a battery’s life, enabling mobile and static electronic devices longer operation time and better performance. The software is currently installed on a third party’s system for the purpose of evaluation of the software’s performance.

(iii)	PUZPIX - While developing the core technology of the Company, and relying on prior knowledge, the Company and its joint venture partner, Guardian Patch LLC and Alpha EDA, LLC, developed PUZPIX (version I) as a social media game. PUZPIX is a social media game based on GOPHERINSIGHT™ technology licensed by the Company. The game uses a computerized framework to create a puzzle from images that users upload onto the system’s server. The user creates an account and has the option to store images in the designated “Friends” area and/or in the designated “All” (public) area. Only approved friends will be granted access to the images in the “Friends” area and all players have access to the “All” area. Upon a user’s request, the system turns an image into a puzzle of at least nine pieces, though more challenging puzzles can be made once the user achieves a higher level of skill. Upon the Company and its Partners launching their GopherInsight™ integrated circuit technology, of which there is no guarantee, the Company also hopes to develop a version III of PUZPIX to include domestic / international exchanges of puzzle pieces that could be shared worldwide. In addition to allowing its users to upload short videos to share with their PUZPIX “Friends”, which appear as thumbprint puzzles of the videos, the new and advanced Version 2.8 also allows its users to post links to YouTube videos, which also appear as thumbprint puzzles of the videos. Once a personal video puzzle or a YouTube video puzzle has been assembled, the user can then watch the video in its entirety, immediately after which the video automatically disappears and cannot be saved. The feature which allows users to upload videos from their libraries can only be utilized between PUZPIX “Friends”, while posting links to YouTube videos can be shared between “All” users. The Company and its Partners are examining the possibility of launching a crowdfunding campaign for the PUZPIX app.

(iv)	Guardian Pack - While developing the core technology of the Company, and relying on prior knowledge, the Company and its joint venture partner, Guardian Patch LLC and Alpha EDA, LLC, developed this application. The current version is a mobile application to track groups and families via a GPS-enabled map. The objective of the app is to enable group tracking in real time. The user creates a group, by inviting members into the group. The app includes a FindMeNow feature, where users can find other members of their group on a map. The Company intends to provide the GuardianPack application for free to users, and will likely charge a subscription for advanced features, to be developed.

UGopherServices acquisition

On September 1, 2017, the Company entered into an Asset Purchase Agreement with a third party, RWJ Advanced Marketing, LLC, a Georgia corporation. The Company entered into this Asset Purchase Agreement to acquire terminals in approximately 15,000 locations by which, and at which, the Company plans to deploy its technology. The operations consist primarily of the sale of phones and phone card products, including PINS for cell minutes, SIM cards for cell minutes, as well as gift cards. The Company incorporated a wholly-owned subsidiary, UGopherServices Corp., to operate the acquired assets. The assets acquired in the purchase consist of (1) racks that contain 9-12 items per rack that are displayed in 15,000 retail locations, mainly convenience stores; and (2) payment terminals at those same points of sale.

UGopherServices products

On the racks are the following items:

●	New and refurbished cellular handsets and SIM cards;

●	Prepaid gift cards;

●	Prepaid long distance cards; and,

●	Prepaid wireless cards, for both foreign and domestic calls.

When any of these items are brought to the counter, the customer’s method of payment is swiped into a payment terminal machine. The Company records the revenue from the purchase and the cost of goods sold at the point of sale, and the net is booked as gross profit by the Company. When a customer purchases a gift card, for example, a value is assigned to a digital PIN number which puts a certain value on their gift card, to be redeemed by the purchaser at their convenience.

There are various fees that get added to the cost of the gift card, including commissions and a transaction fee. The transaction fee is split between the store and the Company. The volume of transactions for each customer in a given month varies, with some points of sale more active in certain months than others.

UGopherServices Markets

After the acquisition of certain assets from RWJ Marketing Services LLC in September 2017, the uGopherServices Corp. subsidiary had approximately 15,000 locations in which their technology is deployed, each of which process varying volumes of transactions per month on their terminals which the Company acquired in September 2017. The majority of these sale locations are in the Southeastern US, but the geographic penetration of the locations overall is national.

UGopherServices Competition

Given the nature of its business (primarily gift cards, prepaid long distance and wireless calls, and selling handsets and SIM cards), the competitors are numerous, as any company that issues gift cards, such as Starbucks and Best Buy, could potentially compete with the gift cards that the company sells at these points of sale. Competitors that sell prepaid calling and wireless plans are also numerous. Although its competitors do not necessarily sell their gift and calling cards at the same points of sale at which the company sells its goods, they could, though not on the rack that the Company controls that is positioned within the store.

Activities in 2018

On January 14, 2018, the Company entered into an Initial Term Agreement (the “ITA”) with Spare CS Inc. (“Spare”), a Delaware corporation, pursuant to which the Company agreed to acquire 50% of the equity of Spare. Spare is a mobile banking app that allows customers to access cash with no ATM, no debit or credit card, and no purchase required from participating merchants. The Company earns a transaction fee associated with the transaction.

As set forth in the ITA, the Company agreed to provide Spare with all needed operating costs and will fund $100,000 every three months until Spare has positive cash flow. The Company provided the initial $100,000 on January 16, 2018. D’Ontra Hughes, CEO of Spare, will continue as CEO for 24 months at a salary of $10,000 per month and all current management will remain in place for 12 months. In addition, the Company will issue Spare 1,500,000 shares of common stock and a common stock purchase warrant to acquire 1,000,000 shares of common stock at an exercise price of $3.00 per share for a period of three years. The Company also agreed to place 1,500,000 shares of common stock in escrow as a limited form of price protection for six months.

Although the Company consider the terms in the ITA to be binding and the Company has provided an initial funding of $100,000 to Spare, the closing the transactions is subject to the completion of due diligence and drafting and execution of a definitive purchase agreements and related transaction documents. There is no guarantee that the parties will successfully negotiate and finalize a definitive purchase agreement, that the Board of Directors of each company will approve such agreement or that the transaction set forth in the ITA will close.

On February 1, 2018, the Company formed Ugopherservices Limited (“Ugopher England”), under the laws of England and Wales, as a private limited company and a wholly-owned subsidiary. The purpose of establishing Ugopher England is to expand the Company’s prepaid financial and calling services to international consumers.

On March 16, 2018 ( “Closing Date”), the Company entered into and closed an Asset Purchase Agreement dated March 1, 2018 (the “ECS Purchase Agreement”) with ECS Prepaid LLC (“ECS”), a Missouri limited liability company, pursuant to which the Company purchased certain assets from ECS, including, but not limited to, the processing prepaid platform, servers, POS terminals, customer list, a processing software program and goodwill, in consideration of $1,100,000 of which $100,000 was paid on the Closing Date and the balance is to be paid pursuant to a secured promissory note in the amount of $1,000,000 (the “ECS Note”). In addition, the Company issued 500,000 shares of common stock of the Company (the “ECS Shares”) and warrants to purchase 500,000 shares of common stock (the “ECS Warrants”). The ECS Warrants were assigned by ECS to Dennis Winfrey. The ECS Warrants are exercisable for a period of five years at a fixed exercise price of $1.85 per share and contain standard anti-dilution protection. Under the ESC Note, which is secured by the assets acquired by the Company from ECS, the Company is required to make ten equal payments of $100,000 commencing on April 15, 2018. The Company may prepay the ECS Note at any time without penalty. The ECS Note is a short-term debt obligation that is material to the Company.

Joint Ventures

In March 2016, the Company and Dr. Danny Rittman, Co-Chairman, CTO and a shareholder, entered into an agreement intended to clarify the relationship between Dr. Rittman and the Company and the ownership of certain technology in connection with certain agreements previously entered into between Company and Dr. Rittman and with third parties. Prior to these agreements, the Company was the exclusive license holder for certain intellectual property relating to a system and method for scheduling categorized deliverables, according to demand, at the customer’s location based on smartphone application and/or via the internet. As a result of these agreements, the Company shall remain an exclusive licensee per the terms of the original License Agreement and will develop the first products with Dr. Rittman and his partners.

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

On July 21, 2016 members of the Guardian Patch LLC, together with Dr. Rittman, incorporated Alpha EDA, LLC (“Alpha”). The members of the Alpha appointed Dr. Rittman as the manager of Alpha. The Company and Guardian LLC have agreed that all Epsilon Rights, as well as Puzpix rights, will be assigned to Alpha. Alpha and the Company entered into a JV agreement similar to the Patch Joint Venture agreement (as described above), whereby Alpha will fund all of its operational and developmental needs (software development, support, marketing and administrative), and the profits of Alpha will be distributed equally to the two equal Joint venture partners, Guardian Patch LLC and the Company. Alpha will hold all intellectual property rights related to software. Currently, three products will be owned by Alpha – the Epsilon software, the Puzpix social game, and the Guardian Pack application. The Company and its technology licensing partners, Guardian LLC and Alpha, are preparing to introduce these new products (Epsilon, Guardian Pack & PuzPix) to the market this year, and the Sphere in the first quarter of 2017. The Epsilon product will be presented for time-based license agreements utilizing a designated website on top of customary distributing channels for the product. Epsilon is under confidential evaluation agreement with third party.

Regulatory

The Company has commenced development, and the Company has completed the Statement of Work (SOW) for the Federal Communications Commission (“FCC”) survey to deploy the Company’s Guardian Global Tracking Device within the continental US. The Company has also completed their transmitters/transceivers modules feasibility research. Although the Company can use open channels, and therefore is not required to comply with various FCC regulations relevant to the system, the Company has chosen to comply, and is complying with FCC regulations. The FCC regulates the limits of potentially harmful interference to licensed transmitters due to low power unlicensed transmitters. The Guardian Patch/Sphere system consists of advanced security protocols in order to maintain the global, private, fully-secured network. In addition, the Guardian Patch device needs to perform communication tasks across the globe providing breakthrough tracking features.  The Company and its technology licensing partner, Guardian LLC, successfully completed thorough research that involved security, performance and FCC regulations compliance. Based on this research, a set of particular frequencies was chosen to be used by Guardian LLC.  By the end of this year, the Company completed the design and construction of the Guardian Patch/Sphere circuit prototype device. The Company has completed the construction of 10 prototype units, and performed intensive testing program to be tested as a complete system in designated areas by the Company. On or around December 1, 2016, Guardian LLC issued Statement of Work for the Placement and Development of Guardian Sphere and its Base System. For this project, Guardian LLC has assembled a team of eight, including a Project Manager, CTO, digital and software engineers, a specialist algorithm mathematician and project leader. This team was assembled by Guardian LLC, and is based in the USA, Europe and Asia. Per the Joint Venture agreement, Guardian LLC is funding the SOW project.

Intellectual Property

To date, the Company, has filed for 16 (sixteen) different patents with an additional three in process, as well as 6 (six) trademarks. The patents are owned by Dr. Rittman, our CTO, but the Company is the exclusive licensee of these patents and trademarks in perpetuity. These patents and trademarks, as well as various websites and social media platforms, comprise the Company’s intellectual properties. The Company and Dr. Rittman are in the process of consolidating some or all of these patents into a single comprehensive patent for the Guardian Patch. To date, none of the Company’s patents have been granted, but two trademarks been granted.

Employees

As of December 31, 2017, we had seven direct employees. All Company’s development and marketing activities are being performed internally, but also using outside parties as needed.

Clients and Customers

During fiscal 2016, the Company had one significant customer that accounted for all of its revenue. The customer was a related party through its joint venture with the Company. This dependence on one customer for 100% of our revenues was also the case for the first three fiscal quarters of 2017.

After the acquisition of certain assets from RWJ Marketing Services LLC in September 2017, the uGopherServices Corp. subsidiary had approximately 15,000 customers, each of which process varying volumes of transactions per month on their terminals which the Company acquired in September 2017. The majority of these points of sale are in the Southeastern US, but the geographic penetration of the locations overall is national.

Advisory Board

In connection with the Company’s desire to retain highly qualified individuals to advise the Company with respect to certain aspects of its business, the Company has adopted an Advisory Board Charter, effective September 1, 2016, and has appointed four (4) members to its newly created Advisory Board, in order to advise the Company on the roll-out of its technologies, including its Guardian Patch “GOPHERINSIGHT™” circuit prototype device (the “Patch”). Each of the Company’s Advisory Board members are seasoned veterans of the technology industry and are considered experts in their respective fields.

Having been formed in September 2016, Advisory Board members received $3,000 each remuneration in the form of cash. The Company had its first advisory board meeting in the fourth quarter of fiscal 2016. The Advisory Board has since been dissolved, and had no meetings in 2017 beyond the initial meeting in 2016. No stock options were granted to any of the members of the advisory board.

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

We only recently started our operations in our current business in 2015. We have a limited operating history in an evolving industry that may not develop as expected. Assessing our business and future prospects is challenging in light of the risks and difficulties we may encounter. These risks and difficulties include our ability to:

●	accurately forecast our revenues and plan our operating expenses;
●	successfully expand our business;
●	assimilate our acquisitions;
●	adapt to rapidly evolving trends in the ways consumers and businesses interact with technology;
●	avoid interruptions or disruptions in the offering of our products and our services;
●	develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased usage, as well as the deployment of new features and products;
●	hire, integrate and retain talented sales, customer service, technology and other personnel; and
●	effectively manage rapid growth in personnel and operations.

If the demand for our products offered through our points of sales or our products under development are not finalized, our business will be harmed. We may not be able to successfully address these risks and difficulties, which could harm our business and results of operations.

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

We shifted our focus to our real-time, heuristic- (self-learning/artificial intelligence) based mobile technology in 2015 and recently acquired point of sale terminals.  We have a limited operating history and generated $9.2m in revenue for the year ended December 31, 2017.  As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data.  Reliance on the historical results may not be representative of the results we will achieve.  Because of the uncertainties related to our limited historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses.  If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable or continue to incur losses.

Gopher Protocol’s results of operations have not resulted in profitability and we may not be able to achieve profitability going forward

Gopher Protocol does not accrue or capitalize development costs (or any costs to this effect) and expense it to its profit and loss statements as required by US GAPP. As such the Company incurred a net loss amounting to $10,287,290 for the year ended December 31, 2017 and $1,586,226 for the year ended December 31, 2016.   If we incur additional significant operating losses, our stock price, may decline, perhaps significantly. Our management is developing plans to alleviate the negative trends and conditions described above.  Our business plan is speculative and unproven. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will be able to curtail our losses now or in the future.  Further, as we are an emerging enterprise, we expect that net losses will continue, and our working capital deficiency will increase.

We have GENERATED INSIGNIFICANT positive cash flow, and our ability to generate positive cash flow is uncertain. If we are unable to generate positive cash flow OR obtain sufficient capital when needed, our business and future prospects will be adversely affected and we could be forced to suspend or discontinue operations.

Our operations have generated insignificant positive cash flow for any reporting period since our inception, and we have funded our operations primarily through the issuance of common stock and short-term and long-term debt and convertible debt. Our limited operating history makes an evaluation of our future prospects difficult. The actual amount of funds that we will need to meet our operating needs will be determined by a number of factors, many of which are beyond our control. These factors include the timing and volume of sales transactions, the success of our marketing strategy, market acceptance of our products, the success of our manufacturing and research and development efforts (including any unanticipated delays), our manufacturing and labor costs, the costs associated with obtaining and enforcing our intellectual property rights, regulatory changes, competition, technological developments in the market, evolving industry standards and the amount of working capital investments we are required to make.

Our ability to continue to operate until we are able to generate sufficient our cash flow from operations will depend on our ability to generate sufficient positive cash flow from our operations. If we are unable to generate sufficient cash flow from our operations, our business and future prospects will be adversely affected and we could be forced to suspend or discontinue operations.

The Company sustained net losses of $10,287,290 in this fiscal year, and our operating activities provided cash flows of $228,711. The Company had a working capital deficit of $1,060,506, stockholders’ equity of $4,221,841, and accumulated deficit of $14,381,662 at December 31, 2017. This raises substantial doubt about its ability to continue as a going concern. The Company is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts. Per the Joint Venture agreement, the Guardian LLC has committed to provide the Company with all its working capital needs, the Guardian LLC’s commitment has decreased much of the risk of going concern.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments. There have been no losses in these accounts through December 31, 2017 and December 31, 2016. Per the terms of the JV with Guardian Patch LLC, Guardian Patch LLC has committed to fund all Company’s needs, as well as needs of the joint venture. Failure of Guardian Patch LLC to provide the Company or the joint venture with said the required funding would represent a significant credit risk.

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

A SINGLE stockholder holdS a controlling interest in our Company, which could limit your ability to influence the outcome of any stockholder vote

One shareholder beneficially owns more than 50% of the outstanding shares of Common Stock. Under our Certificate of Incorporation and Nevada law, the vote of a majority of the shares outstanding is generally required to approve most stockholder action. As a result, these stockholders will be able to significantly influence the outcome of stockholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Certificate of Incorporation or proposed mergers or other significant corporate transactions.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our brand and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, for the year ended December 31, 2016, we reported that our disclosure controls and procedures were not effective due to the lack of resources and the reliance on outside consultants. We intend to increase management’s review of our financials. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Penny stock regulations may affect your ability to sell our common stock.

To the extent the price of our Common Stock remains below $5.00 per share, our Common Stock will be subject to Rule 15g-9 under the Exchange Act, which imposes additional sales practice requirements on broker dealers which sell these securities to persons other than established customers and accredited investors. Under these rules, broker-dealers who recommend penny stocks to persons other than established customers and “accredited investors” must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our Common Stock and may make it more difficult for holders of our Common Stock to sell shares to third parties or to otherwise dispose of them.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 1B. Unresolved Staff Comments. At this time, there are no unresolved staff comments.

ITEM 2. PROPERTIES

During 2017, the Company relocated its headquarters to 2500 Broadway, Suite F-125, Santa Monica, California. The Company pays approximately $2,300 per month in rent for this office space, and paid a security deposit of approximately $2,000. The lease is being paid for by the Guardian LLC via reimbursement. The Company believes its current facilities will be adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business.  There is currently no litigation that management believes will have a material impact on the financial position of the Company.

On August 26, 2015, the Company finalized a consulting agreement that it entered into on August 11, 2015 with Michael Korsunsky (“Consultant”) pursuant to which Consultant was engaged by the Company to (i) provide introductions to strategic business alliances, (ii) advise on exposure and risk in the operation of smart phone applications and (iii) advise on market fluctuations within the different categories of the smart phone application delivery services sector, in consideration of 100,000 restricted shares of common stock of the Company, which shares were issued on or around August 26, 2015. On or around November 17, 2016, the Company filed a complaint against Consultant in Superior Court of the State of California, County of Riverside, for Breach of Contract and Breach of Implied Covenant of Good Faith and Fair Dealing. The Consultant been served, surrender his certificate but to date has not filed a defense. This case has since been dismissed.

On June 10, 2016, the Company entered into a consulting agreement with Waterford Group LLC (“Waterford”) pursuant to which the Company engaged Waterford to provide sales and marketing consulting and advisory services to the Company in consideration of 100,000 shares of restricted common stock of the Company (the “Shares”) and a common stock purchase warrant (the “Warrant”) to acquire 750,000 shares of restricted common stock of the Company at an exercise price of $2.25 per share for a period of five (5) years. 50,000 of the Shares were issued to Waterford upon the execution of the Agreement. The Warrant vested on a quarterly basis in eight (8) equal quarterly installments each in the amount of 93,750 shares each quarter during the term of the Agreement. The first quarterly installment vested upon the execution of the Agreement and each subsequent quarterly installment was to vest each quarter thereafter. The Company believes that Waterford is in default of its agreement, as it failed to perform or provide any services under the agreement. As such, the Company put Waterford on notice in writing that the Company did not issue shares or warrants during the third or fourth fiscal quarters of 2016 due to the default.

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

On or around February 27, 2017, the Company was issued a stay of the temporary restraining order barring its transfer agent from providing shares in connection with the exercise of the first Waterford warrant on 93,750 shares that was provided to Waterford in connection with the execution of the engagement letter that was executed by the parties on or around June 10, 2016. The matter is currently in arbitration.

On or around April 10, 2017, the Company was billed by its transfer agent (“TA”) for approximately $11,500 for legal fees (“TA Charges”) in connection with a lawsuit brought by one of the Company’s shareholders against the TA. The Company is not a named party in this litigation. The Company disputes the TA Charges, as the Company’s position is that the TA Charges are not covered under the indemnification section of the Company’s agreement with its TA. As the TA refused to provide further services, the Company paid the fees, and booked it as an expense in this quarter. This matter has been resolved amicably, and the Company continues its relationship with the TA.

SEC Matters

On July 29, 2016, the  staff of the Atlanta Regional Office of the U.S. Securities and Exchange Commission (the “SEC” and the “Commission”) advised the Company in a telephone conversation, followed by a written “Wells” notice, that it is has made a preliminary determination to recommend that the Commission file an enforcement action against the Company alleging violations of Section 13(a) of the Securities and Exchange Act of 1934 and Rules 13a-11, 13a-13 and 12b-20 thereunder. A Wells Notice is neither a formal allegation of wrongdoing nor a finding that any violations of law have occurred. Rather, it provides the Company with an opportunity to respond to issues raised by the Commission and offer its perspective prior to any SEC decision to institute proceedings. These proceedings could result in the Company being subject to an injunction and cease and desist order from further violations of the securities laws as well as monetary penalties of disgorgement, pre-judgment interest and a civil penalty.  On September 20, 2016, the Company filed an amended and restated 10-Q for the period ended June 30, 2014.  In February 2017, the SEC advised that it concluded its investigation and that it does not intend to recommend an enforcement action by the SEC against the Company. The matter has been closed by the SEC.

ITEM 4. MINE SAFERY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company is authorized to issue 500,000,000 of its $0.00001 par value common stock and 20,000,000 shares of its $0.00001 par value preferred stock Series B and 10,000 shares of its $0.00001 par value preferred stock Series C, 100,000 shares of its $0.00001 par value preferred Series D shares, and 2,000,000 of its $0.00001 par value preferred Series G shares. As of December 31, 2017, 58,215,406 shares of common stock, as well as 45,000 shares of preferred stock Series B, 700 shares of preferred stock Series C, 66,000 shares of preferred stock Series D and 2,000,000 shares of preferred stock Series G were issued and outstanding. As of December 31, 2017, the Company has 1,040 Treasury shares at cost. As of April 11, 2018, 125,132,072 shares of common stock, as well as 45,000 shares of preferred stock Series B, 700 shares of preferred stock Series C, zero shares of preferred stock Series D, and 2,000,000 shares of preferred stock Series G are issued and outstanding. The Board of Directors reserves the right to issue shares of preferred stock in the future indicating preference or rights as appropriate.

Market Information

Our common stock commenced quotation on the OTCQB under the symbol “GOPH”. The following table sets forth the range of high and low prices per share of our common stock for each period indicated.

Quarters Ended	Mar 31		Jun 30		Sept 30		Dec 31
	High	Low	High	Low	High	Low	High	Low
2017	$1.05	$1.24	$0.32	$1.14	$0.26	$0.43	$0.18	$1.42
2016	$2.50	$5.40	$0.80	$3.62	$0.28	$0.98	$0.21	$1.21

Record Holders

The number of holders of record for our common stock as of December 31, 2017 was 66.

Dividends

The Company has not yet adopted any policy regarding payment of dividends.  No cash dividends have been paid or declared since the Date of Inception.

Securities Authorized for Issuance Under Equity Compensation Plans

We presently do not have equity compensation plans authorized.

Penny Stock

Our common stock is considered “penny stock” under the rules the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

-	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;

-	contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities’ laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

-	contains a toll-free telephone number for inquiries on disciplinary actions;

-	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

-	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

-	bid and offer quotations for the penny stock;

-	the compensation of the broker-dealer and its salesperson in the transaction;

-	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and

-	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules that require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

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

Authorized Shares-Preferred stock

The Company has authorized 20,000,000 Preferred Stock Series B shares, par value $0.00001; 10,000 Preferred Stock Series C shares authorized, par value $0.00001; 100,000 Preferred Stock Series D shares, par value $0.00001 and 2,000,000 Preferred Stock Series G shares, par value $0.00001.

Common Stock

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

During the year ended December 31, 2017, the Company had the following transactions in its common stock:

●	issued 7,571,334 shares to the PTPI note holder upon the conversion of convertible note and accrued interest of $56,990;

●	issued 865,366 shares to convertible note holders upon the conversion of convertible note of $100,000; and

●	issued an aggregate of 2,025,000 shares to two consultants for services rendered valued at $766,500. The services, which include business development, analysis, and interaction with professionals, were principally related to assisting the Company with the acquisition of the RWJ assets (see Note 3). The value of the common stock was determined based on the closing stock price of the Company’s common stock on the date of grant.

On September 1, 2017, the Company entered into and closed an Asset Purchase Agreement (the “Purchase Agreement”) with RWJ Advanced Marketing, LLC (“RWJ”), a Georgia corporation, pursuant to which the Company purchased certain assets from RWJ in consideration of, among other things, an aggregate 5,000,000 shares of common stock of the Company (the “RWJ Shares”) and warrants to purchase 9,000,000 shares of common stock (the “RWJ Warrants”). RWJ assigned 3,000,000 RWJ Shares and 5,000,000 RWJ Warrants to Robert Warren Jackson and 2,000,000 RWJ Shares and 4,000,000 RWJ Warrants to Gregory Bauer.

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

On December 29, 2017, Gopher Protocol Inc. (the “Company”) entered into a Securities Purchase Agreement with Eagle Equities, LLC (“Eagle”) pursuant to which Eagle agreed to purchase up to 2,000,000 shares of the Company’s common stock for a purchase price of $1,500,000 or $0.75 per share. The closing occurred on December 29, 2017 with respect to the funding of $1,000,000 resulting in the issuance of 1,333,334 shares of common stock (the “First Closing Shares”). On March 21, 2018, Eagle purchased an additional 666,666 shares of common stock (the “Second Closing Shares”) for a purchase price of $500,000 that been wired into the Company’s bank account.

The Company placed 2,000,000 (1,333,334 on prior closing on December 29, 2017 and additional 666,666 on this current closing) shares of common stock (the “Escrow Shares”) in escrow to be utilized for the purpose of limited price protection. If, beginning on the seventh month anniversary of the issuance of the First Closing Shares and Second Closing Shares if the second closing occurs, Eagle has sold any of the First Closing Shares or the Second Closing Shares as the case may be at a sales price of less than $0.72 per share, then that number of Escrow Shares shall be released from escrow to Eagle as a limited make whole which shall be determined by using the following formula:

($0.72 – Closing Price) / Closing Price) * number of shares sold at a price less than $0.72.

Closing Price is price on the first day of each monthly anniversary beginning on the first day of the 7th month (and continuing monthly until the earlier of January 31, 2019 or until all shares are sold).

The Company shall deposit an additional 2,000,000 shares of common stock into escrow which shares shall only be released to Eagle, if, prior to January 31, 2019 (while Eagle continues to hold shares), the Company issues shares at an issue price of less than $0.30 per share.

The Company also issued Eagle a Common Stock Purchase Warrant to acquire 666,666 shares of common stock exercisable for three years at an exercise price of $2.00 per share (the “Eagle Warrant”). Unless otherwise agreed in writing by both the Company and Eagle, at no time will Eagle exercise any amount of the Eagle Warrant to purchase common stock that would result in Eagle owning more than 9.9% of the common stock outstanding of the Company. The Eagle Warrant contains standard anti-dilution protections.

On September 13, 2017, the Company entered into a Securities Purchase Agreement with Eagle pursuant to which the Company issued Eagle two convertible notes. The first note, due September 18, 2018 in the principal amount of $50,000 (“Eagle Equities Note 1”), was issued in exchange for $50,000 in cash. The second note, due September 13, 2018 in the principal amount of $50,000 (“Eagle Equities Note 2” and, together with Eagle Equities Note 1, the “Eagle Equities Notes”), was issued in exchange for a full-recourse, collateralized promissory note from Eagle Equities in the amount of $45,000 (“Eagle Equities Payment Note”). The Eagle Equities Payment Note is due on May 13, 2018, unless the Company does not meet the current public information requirement pursuant to Rule 144, in which case both Eagle Equities Note 2 and the Eagle Equities Payment Note may be cancelled. The Eagle Equities Payment Note is secured by the Eagle Equities Note 1. The above financing closed on September 20, 2017. On December 29, 2017, Eagle converted the Eagle Equities Note 1 into 503,726 shares of common stock.

On March 2, 2018, the Company entered into and closed a Securities Purchase Agreement with Bellridge Capital, LLC (“Bellridge”) pursuant to which Bellridge invested $750,000 into the Company in consideration of a 10% Convertible Debenture (the “Bellridge Debenture”) and common stock purchase warrants to acquire an aggregate of 500,000 shares of common stock exercisable for a period of five years at an exercise price of $2.35 per share. The Bellridge Debenture bears interest of 10% and is payable March 1, 2019. The Bellridge Debenture is convertible into shares of common stock at $0.90 per share subject to antidilution protection. During an event of default, the conversion price in effect on any conversion date means, as of any conversion date or other date of determination, shall be 35% of the lowest trading price for the Company’s common stock during the 20 trading Days immediately preceding the delivery of a notice of conversion. Bellridge has agreed to restrict its ability to convert the Bellridge Debenture or exercise its Common Stock Purchase Warrants and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. On or about May 2, 2018, at the election of Bellridge, Bellridge may acquire an additional Bellridge Debenture in the principal amount of $750,000 and a Common Stock Purchase Warrant on the terms of the initial closing.

On March 2, 2018, the Company delivered 1,000,000 shares of Common Stock to an escrow agent. The 1,000,000 escrow shares are to be utilized for the purpose of limited price protection. If, beginning on the 7th  monthly anniversary of the issuance of the 1,000,000 escrow shares, Bellridge has sold shares issuable upon conversion of the Bellridge Debenture at a sales price of less than $1.10 per share, then that number of shares shall be released from escrow to Bellridge as a limited make whole using the following formula:

(($1.00 – closing price on 1st  day of each monthly anniversary beginning on the 1 st  day of the 7 th  month (and continuing monthly until all shares are sold) / closing price of the 1 st  monthly day in question) * number of shares sold at a price less than $1.10.

As long as the Company is not in default of the Bellridge Debenture or in breach of the Securities Purchase Agreement, at any time during which Bellridge owns the Bellridge Debenture, Bellridge commits to limit in the aggregate all sales of the shares of common stock issued upon conversion of the Bellridge Debenture and the related Common Stock Purchase Warrant to the greater of not more than (i) 10.00% of the daily trading volume for the Company’s common stock as reported for that day or (ii) $35,000. Breach of this leak-out provision will be considered a material breach by Bellridge.

As of the date hereof, the Company is obligated on the Bellridge Debenture in the principal amount of $750,000 in connection with the offering. The Bellridge Debenture is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company.

On March 16, 2018 ( “Closing Date”), the Company entered into and closed an Asset Purchase Agreement dated March 1, 2018 (the “ECS Purchase Agreement”) with ECS Prepaid LLC (“ECS”), a Missouri limited liability company, pursuant to which the Company purchased certain assets from ECS. The Company issued 500,000 shares of common stock of the Company (the “ECS Shares”) and warrants to purchase 500,000 shares of common stock (the “ECS Warrants”) as partial consideration for this transaction. The ECS Warrants were assigned by ECS to Dennis Winfrey. The ECS Warrants are exercisable for a period of five years at a fixed exercise price of $1.85 per share and contain standard anti-dilution protection.

At closing, the Company and Derron Winfrey entered into an Employment Agreement pursuant to which Mr. Winfrey was retained as Chief Operating Officer for a term of one year. Mr. Winfrey received a signing bonus of 250,000 shares of common stock, a Common Stock Purchase Warrant to acquire 500,000 shares of common stock at an exercise price of $1.85 per shar. The Company also entered into an Employment Agreement with Mark Garner pursuant to which Mr. Garner was retained as Vice President of Operations for a term of one year. Mr. Garner received a signing bonus of 250,000 shares of common stock, a Common Stock Purchase Warrant to acquire 500,000 shares of common stock at an exercise price of $1.85 per share.

The offer and sale of securities listed above were made to an accredited investor and the Company relied upon the exemptions contained in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated there under with regard to those sales. No advertising or general solicitation was employed in offering the securities. The offers and sales were made to one party, an accredited investor, and transfer of the securities issued was restricted by the Company in accordance with the requirements of the Securities Act of 1933.

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

As of December 31, 2017 and 2016, there were 45,000 Series B Preferred Shares outstanding.

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

The issuance of the Series C Preferred Stock was made in reliance upon exemptions from registration pursuant to Section 4(a)(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder.  GV is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

As of December 31, 2017 and 2016, there were 700 Series C Preferred Shares outstanding.

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

As of December 31, 2017 and 2016, there were 66,000 Series D Preferred Shares outstanding.

Series G Preferred Shares

On December 29, 2017, Guardian Patch converted all of the principal and interest of its note into 2,000,000 shares of Series G Preferred Stock. The Series G Preferred Stock is entitled to vote on an as-converted basis, automatically converts to common stock upon any liquidation, dissolution or winding up and the Company may not declare a dividend until the Series G Preferred Stock has received a dividend. Each share of Series G Preferred Stock is convertible into one shares of common stock of the Company and contain standard anti-dilution rights. As long as at least 15% of the Series G Preferred Stock remain outstanding, without the consent of 67% of the Series G Preferred Stock, the Company may not incur indebtedness or liens, acquire its shares of common stock, enter into transactions with an affiliate or amend its Articles of Incorporation or Bylaws. Guardian LLC has agreed to restrict its ability to convert the Series G Preferred Stock and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and its affiliates after such conversion does not exceed 4.9% of the then issued and outstanding shares of common stock.

As of December 31, 2017 there are 2,000,000 Series G Preferred Shares outstanding.

Warrants

The following is a summary of warrant activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2015	—
Granted	93,750	2.25
Forfeited	—
Exercised	—
Outstanding, December 31, 2016	93,750			$—
Granted	22,666,666	$0.54
Forfeited	—
Exercised	—
Outstanding, December 31, 2017	22,760,416	$0.55
Exercisable, December 31, 2017	22,760,416	$0.55	4.67	$13,640,000

The exercise price for warrant outstanding and exercisable at December 31, 2017:

Outstanding and Exercisable

Number of	Exercise
Warrants	Price
22,000,000	$0.50
666,666	2.00
93,750	2.25
22,760,416

The Company issued 9,000,000 warrants as consideration for the acquisition of the RWJ assets (see Note 3) and issued an aggregate of 13,000,000 warrants to two consultants for services rendered. The services, which include business development, analysis, and interaction with professionals, were principally related to assisting the Company with the acquisition of the RWJ assets (see Note 3). The fair value of the 13,000,000 warrants of $4,782,297 was determined using the Black-Scholes option pricing model with the following assumptions:

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

This section of the report should be read together with Footnotes of the Company audited financials. The audited statements of operations for the years ended December 31, 2017 and 2016 are compared in the sections below.

General Overview

Gopher Protocol Inc. (the “Company”, “we”, “us”, “our”, “Gopher”, “Gopher Protocol” or “GOPH”) was incorporated on July 22, 2009 under the laws of the State of Nevada and is headquartered in Santa Monica, California. Gopher is a development-stage company which consider itself Native IoT creator, developing Internet of Things (IoT) and Artificial Intelligence enabled mobile technology.  Gopher has a portfolio of Intellectual Property that when commercialized will include smart microchips, mobile application software and supporting cloud software.  The system contemplates the creation of a global network.  The core of the system will be its advanced microchip technology that can be installed in any mobile device worldwide. Gopher envisions this system as an internal, private network between all enabled mobile devices providing shared processing, advanced mobile database management/sharing and enhanced mobile features.

Recent Developments

On January 14, 2018, the Company entered into an Initial Term Agreement (the “ITA”) with Spare CS Inc. (“Spare”), a Delaware corporation, pursuant to which the Company agreed to acquire 50% of the equity of Spare. Spare is a mobile banking app that allows customers to access cash with no ATM, no debit or credit card, and no purchase required from participating merchants. The Company earns a transaction fee associated with the transaction.

As set forth in the ITA, the Company agreed to provide Spare with all needed operating costs and will fund $100,000 every three months until Spare has positive cash flow. The Company provided the initial $100,000 on January 16, 2018. D’Ontra Hughes, CEO of Spare, will continue as CEO for 24 months at a salary of $10,000 per month and all current management will remain in place for 12 months. In addition, the Company will issue Spare 1,500,000 shares of common stock and a common stock purchase warrant to acquire 1,000,000 shares of common stock at an exercise price of $3.00 per share for a period of three years. The Company also agreed to place 1,500,000 shares of common stock in escrow as a limited form of price protection for six months.

Although the Company consider the terms in the ITA to be binding and the Company has provided an initial funding of $100,000 to Spare, the closing the transactions is subject to the completion of due diligence and drafting and execution of a definitive purchase agreements and related transaction documents. There is no guarantee that the parties will successfully negotiate and finalize a definitive purchase agreement, that the Board of Directors of each company will approve such agreement or that the transaction set forth in the ITA will close.

On February 1, 2018, the Company formed Ugopherservices Limited (“Ugopher England”), under the laws of England and Wales, as a private limited company and a wholly-owned subsidiary. The purpose of establishing Ugopher England is to expand the Company’s prepaid financial and calling services to international consumers.

On March 16, 2018 ( “Closing Date”), the Company entered into and closed an Asset Purchase Agreement dated March 1, 2018 (the “ECS Purchase Agreement”) with ECS Prepaid LLC (“ECS”), a Missouri limited liability company, pursuant to which the Company purchased certain assets from ECS, including, but not limited to, the processing prepaid platform, servers, POS terminals, customer list, a processing software program and goodwill, in consideration of $1,100,000 of which $100,000 was paid on the Closing Date and the balance is to be paid pursuant to a secured promissory note in the amount of $1,000,000 (the “ECS Note”). In addition, the Company issued 500,000 shares of common stock of the Company (the “ECS Shares”) and warrants to purchase 500,000 shares of common stock (the “ECS Warrants”). The ECS Warrants were assigned by ECS to Dennis Winfrey. The ECS Warrants are exercisable for a period of five years at a fixed exercise price of $1.85 per share and contain standard anti-dilution protection. Under the ESC Note, which is secured by the assets acquired by the Company from ECS, the Company is required to make ten equal payments of $100,000 commencing on April 15, 2018. The Company may prepay the ECS Note at any time without penalty. The ECS Note is a short-term debt obligation that is material to the Company.

Results of Operations:

Years Ended December 31, 2017 and December 31, 2016

A comparison of the statements of operations for the years ended December 31, 2017 and 2016 is as follows:

	Years Ended December 31,		Change
	2017	2016	$	%

Sales	$9,192,354	$165,000	$9,027,354	5471.1%
Cost of goods sold	8,651,804	—	8,651,804
Gross profit	540,550	165,000	375,550	227.6%
Operating expenses	7,845,344	1,528,176	6,317,168	413.4%
Loss from operations	(7,304,794)	(1,363,176)	(5,941,618)	435.9%
Other expense	(2,982,496)	(223,050)	(2,759,446)	1237.1%
Loss before provision for income taxes	(10,287,290)	(1,586,226)	(8,701,064)	548.5%
Provision for income taxes	—	—	—
Net loss	$(10,287,290)	$(1,586,226)	$(8,701,064)	548.5%

Sales for the year ended December 31, 2017 were $9,192,354 and the sales for the year ended December 31, 2016 were $165,000. The sales from 2016 to 2017 are not comparable since the increase of $9,027,354 or 5,471% is almost all the result of sales of $9,012,354 generated from the date of acquisition to December 31, 2017 from acquisition of assets from RWJ.

Our gross margins for the year ended December 31, 2017 were 5.9% as compared to 100.0% for the same period in 2016. The decrease in due to the sales generated by the RWJ assets that have a lower gross margin.

Operating expenses for the year ended December 31, 2017 were $7,845,344 compared to $1,528,176 for the same period in 2016. The increase of $6,317,168 or 413% is due to including the operating cost for the newly acquired acquisition and warrants valued at $4,782,297 being issued to consultants for services rendered during the year ended December 31, 2017.

Other expense for the year ended December 31, 2017 was $2,982,496, an increase of $2,759,446 from $223,050 for the same period in 2016. The increase is principally due to net charges to earnings resulting from the issuance of convertible notes with embedded conversion features that are accounted for as derivatives due to the variable conversion price.

Net loss for the year ended December 31, 2017 was $10,287,290 compared to $1,586,226 for the same period in 2016 due to the factors described above. The periods are not comparable due to the acquisition of RWJ Advanced Marketing, LLC in the third fiscal quarter of 2017.

Liquidity and Capital Resources

Our cash was $1,305,062 and $5,096 at December 31, 2017 and 2016, respectively. Cash provided by operating activities during the year ended December 31, 2017 was $228,711, compared to cash used in operating activities of $15,955 during the same period in 2016. Certain items are not comparable between the periods, including warrants issued for services in 2017, and the change in fair market value of the derivative liability, and financing costs and amortization of debt discount which result from the convertible notes issued in 2017. Our working capital position worsened going from a working capital deficit of $757,377 at December 31, 2016 to a working capital deficit of $1,060,506 at December 31, 2017, principally as a result of an increase in accounts receivable and inventory. Cash flows used in investing activities were $78,352 during the year ended December 31, 2017, compared to $0 for the same period in 2016. The increase is due to the purchase of property and equipment, excluding assets purchased with the RWJ acquisition. Cash from financing activities for the year ended December 31, 2017 was $1,149,607, compared to $0 for the same period in 2016. The increase is due to the issuance of convertible notes and the sale of common stock in 2017. In 2017 the Company converted a payable to Guardian Patch LLC to a convertible note. This reclassification of the payable to a convertible note payable is a non-cash item; the note of $660,132, which includes accrued interest, was not funded by Guardian LLC during the period.

On December 29, 2017, Gopher Protocol Inc. (the “Company”) entered into a Securities Purchase Agreement with Eagle Equities, LLC (“Eagle”) pursuant to which Eagle agreed to purchase up to 2,000,000 shares of the Company’s common stock for a purchase price of $1,500,000 or $0.75 per share. The closing occurred on December 29, 2017 with respect to the funding of $1,000,000 resulting in the issuance of 1,333,334 shares of common stock (the “First Closing Shares”). On March 21, 2018, Eagle purchased an additional 666,666 shares of common stock (the “Second Closing Shares”) for a purchase price of $500,000 that been wired into the Company’s bank account.

The Company placed 2,000,000 (1,333,334 on prior closing on December 29, 2017 and additional 666,666 on this current closing) shares of common stock (the “Escrow Shares”) in escrow to be utilized for the purpose of limited price protection. If, beginning on the seventh month anniversary of the issuance of the First Closing Shares and Second Closing Shares if the second closing occurs, Eagle has sold any of the First Closing Shares or the Second Closing Shares as the case may be at a sales price of less than $0.72 per share, then that number of Escrow Shares shall be released from escrow to Eagle as a limited make whole which shall be determined by using the following formula:

($0.72 – Closing Price) / Closing Price) * number of shares sold at a price less than $0.72.

Closing Price is price on the first day of each monthly anniversary beginning on the first day of the 7th month (and continuing monthly until the earlier of January 31, 2019 or until all shares are sold).

The Company shall deposit an additional 2,000,000 shares of common stock into escrow which shares shall only be released to Eagle, if, prior to January 31, 2019 (while Eagle continues to hold shares), the Company issues shares at an issue price of less than $0.30 per share.

The Company also issued Eagle a Common Stock Purchase Warrant to acquire 666,666 shares of common stock exercisable for three years at an exercise price of $2.00 per share (the “Eagle Warrant”). Unless otherwise agreed in writing by both the Company and Eagle, at no time will Eagle exercise any amount of the Eagle Warrant to purchase common stock that would result in Eagle owning more than 9.9% of the common stock outstanding of the Company. The Eagle Warrant contains standard anti-dilution protections.

On September 13, 2017, the Company entered into a Securities Purchase Agreement with Eagle pursuant to which the Company issued Eagle two convertible notes. The first note, due September 18, 2018 in the principal amount of $50,000 (“Eagle Equities Note 1”), was issued in exchange for $50,000 in cash. The second note, due September 13, 2018 in the principal amount of $50,000 (“Eagle Equities Note 2” and, together with Eagle Equities Note 1, the “Eagle Equities Notes”), was issued in exchange for a full-recourse, collateralized promissory note from Eagle Equities in the amount of $45,000 (“Eagle Equities Payment Note”). The Eagle Equities Payment Note is due on May 13, 2018, unless the Company does not meet the current public information requirement pursuant to Rule 144, in which case both Eagle Equities Note 2 and the Eagle Equities Payment Note may be cancelled. The Eagle Equities Payment Note is secured by the Eagle Equities Note 1. The above financing closed on September 20, 2017. On December 29, 2017, Eagle converted the Eagle Equities Note 1 into 503,726 shares of common stock.

On March 2, 2018, the Company entered into and closed a Securities Purchase Agreement with Bellridge Capital, LLC (“Bellridge”) pursuant to which Bellridge invested $750,000 into the Company in consideration of a 10% Convertible Debenture (the “Bellridge Debenture”) and common stock purchase warrants to acquire an aggregate of 500,000 shares of common stock exercisable for a period of five years at an exercise price of $2.35 per share. The Bellridge Debenture bears interest of 10% and is payable March 1, 2019. The Bellridge Debenture is convertible into shares of common stock at $0.90 per share subject to antidilution protection. During an event of default, the conversion price in effect on any conversion date means, as of any conversion date or other date of determination, shall be 35% of the lowest trading price for the Company’s common stock during the 20 trading Days immediately preceding the delivery of a notice of conversion. Bellridge has agreed to restrict its ability to convert the Bellridge Debenture or exercise its Common Stock Purchase Warrants and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. On or about May 2, 2018, at the election of Bellridge, Bellridge may acquire an additional Bellridge Debenture in the principal amount of $750,000 and a Common Stock Purchase Warrant on the terms of the initial closing.

On March 2, 2018, the Company delivered 1,000,000 shares of Common Stock to an escrow agent. The 1,000,000 escrow shares are to be utilized for the purpose of limited price protection. If, beginning on the 7 th  monthly anniversary of the issuance of the 1,000,000 escrow shares, Bellridge has sold shares issuable upon conversion of the Bellridge Debenture at a sales price of less than $1.10 per share, then that number of shares shall be released from escrow to Bellridge as a limited make whole using the following formula:

(($1.00 – closing price on 1 st  day of each monthly anniversary beginning on the 1 st  day of the 7 th  month (and continuing monthly until all shares are sold) / closing price of the 1 st  monthly day in question) * number of shares sold at a price less than $1.10.

As long as the Company is not in default of the Bellridge Debenture or in breach of the Securities Purchase Agreement, at any time during which Bellridge owns the Bellridge Debenture, Bellridge commits to limit in the aggregate all sales of the shares of common stock issued upon conversion of the Bellridge Debenture and the related Common Stock Purchase Warrant to the greater of not more than (i) 10.00% of the daily trading volume for the Company’s common stock as reported for that day or (ii) $35,000. Breach of this leak-out provision will be considered a material breach by Bellridge.

As of the date hereof, the Company is obligated on the Bellridge Debenture in the principal amount of $750,000 in connection with the offering. The Bellridge Debenture is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company.

We sustained net losses of $10,287,290 for the year ended December 31, 2017. In addition, we had a working capital deficit of $1,060,506 and accumulated deficit of $14,381,662 at December 31, 2017. We recently purchased the assets of RWJ Advanced Marketing, LLC in 2017 (see Note 3 to the financial statements) and ECS Prepaid LLC in 2018 (see Note 16 to the financial statements). Both these companies have historically generated significant revenues which we expect to continue in the future. In addition, during the past 120 days, the Company has raised approximately $3 million in convertible debt and equity capital, and expects to raise additional capital in the future. With the cash flow from operations from the recent acquisitions and the cash received from recent convertible debt and equity capital, we believe we will have sufficient cash to meet our obligations for the next 12 months.

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

Inventory

Inventory is valued at the lower of the inventory’s cost (first in, first out basis) or the current market price of the inventory. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. At December 31, 2017, all of the Company’s inventory was finished goods inventory which consisted principally of phones and phone card products, including PINS for cell minutes, SIM cards for cell minutes, as well as gift cards.

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

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of December 31, 2017, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previous independent registered public accounting firm

On October 24, 2017 (the “Termination Date”), Gopher Protocol Inc. (the “Company”) terminated Anton & Chia, LLP (the “Former Auditor”) as the independent registered public accounting firm of the Company.

Other than an explanatory paragraph included in the Former Auditor’s audit report for the Registrant’s fiscal years ended December 31, 2016 and 2015 relating to the uncertainty of the Company’s ability to continue as a going concern, the audit reports of the Former Auditor on the Company’s financial statements for the fiscal years ended December 31, 2016 and 2015 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

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

During the years ended December 31, 2016 and 2015 and through the Termination Date, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

New independent registered public accounting firm

On or around October 24, 2017 (the “Engagement Date”), the Company engaged BF Borgers CPA PC (“New Auditor”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2017. The decision to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

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

As a smaller reporting company, with revenues stemming from recent acquisitions, the Company does not have the resources to install a dedicated staff with deep expertise in all facets of SEC disclosure and GAAP compliance. As is the case with many smaller reporting companies, the Company will continue to consult with its external auditors and attorneys as it relates to new accounting principles and changes to SEC disclosure requirements. The Company has found that this approach worked well in the past and believes it to be the most cost-effective solution available for the foreseeable future. The Company will conduct a review of existing sign-off and review procedures as well as document control protocols for critical accounting spreadsheets. The Company will also increase management’s review of key financial documents and records.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2017, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Executive Officers and Directors

Below are the names and certain information regarding Gopher Protocol’s executive officers and directors.

Name	Age	Title
Gregory Bauer	57	Chief Executive Officer, Director, and Chief Financial Officer
Michael Murray	48	Former Chief Executive Officer and Director
Dr. Danny Rittman	55	Chief Technology Officer and Chairman of the Board of Directors
Mansour Khatib	54	Chief Marketing Officer and Director

Gregory Bauer has served as executive director with W.L. Petrey Wholesale, Inc. since 2004 where he was in charge of the UGO/Preway operations. Mr. Bauer holds a Bachelor of Science degree from University of Maryland College Park. Mr. Bauer is veteran of the United States Navy and was honorably discharged in 1983. He held the title of United States Navy Surface Warfare Qualified.

Mr. Bauer became Chief Executive Officer in connection with acquisition of certain assets from RWJ Advanced Marketing LLC, and became Chief Financial Officer when Mr. Klinger resigned from that position at the end of the third fiscal quarter.

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

Mr. Murray resigned as Chief Executive Officer in connection with the acquisition of certain assets from RWJ Advanced Marketing, but remains a Director of the Company.

Dr. Danny Rittman is a veteran software architect and integrated circuit technology expert with over 20 years of experience in the technology sector. From 2014 through the present, Dr. Rittman has served as the CTO and as a director of the Company, leading the Company’s technological direction and managing teams of mobile software developers. From 2012, through 2014, Dr. Rittman served as a Senior Integrated Circuit Consultant for Qualcomm / Max Linear, managing teams of integrated circuit designers within the mobile technology arena. From 2007 through 2012, Dr. Rittman served as the Founder and CTO of Micrologic Design Automation, leading the company’s technological direction, including architecture, design and development of EDA software tools. From 2002 through 2007, Dr. Rittman served as an Integrated Circuit CAD / Software Senior Consultant for IBM, managing IC back-end projects and leading back-end CAD and QA software tool development and implementation. From 1995 through 2002, Dr. Rittman served as the Founder and VP of R&D for Bindkey Technologies, leading the company’s technological direction, research and development of EDA software tools for integrated circuits and back-end design. Dr. Rittman received a BS in Electrical Engineering - VLSI Design from the University of Bridgeport, graduating Magna Cum Laude in 1992; a MS in Computer Science - VLSI Design, Specializing in Automation Algorithms, from La Salle University, graduating Magna Cum Laude in 1996; and a PhD in Computer Science - VLSI Design, specializing in EDA Concepts and Algorithms, from La Salle University, graduating Summa Cum Laude in 1998.

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

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers has:

☐	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

☐	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

☐	Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

☐	Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

☐	Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Advisory Board

In connection with the Company’s desire to retain highly qualified individuals to advise the Company with respect to certain aspects of its business, the Company has adopted an Advisory Board Charter, effective September 1, 2016, and has appointed four (4) members to its newly created Advisory Board, in order to advise the Company on the roll-out of its technologies, including its Guardian Patch “GOPHERINSIGHT™” circuit prototype device (the “Patch”). Each of the Company’s Advisory Board members are seasoned veterans of the technology industry and are considered experts in their respective fields.

Having been formed in September 2016, Advisory Board members received $3,000 each remuneration in the form of cash. The Company had its first advisory board meeting in the fourth quarter of fiscal 2016. The Advisory Board has since been dissolved, and had no meetings in 2017 beyond the initial meeting in 2016. No stock options were granted to any of the members of the advisory board.

Agreements with Officers and Directors

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

On June 30, 2015, the Company appointed Dr. Danny Rittman as Chief Technical Officer and a board member. On August 20, 2015, the Company entered into an agreement with Dr. Rittman pursuant to which the parties agreed that (i) all inventions, improvements and developments made or conceived by Dr. Rittman, either solely or in collaboration with others pertaining to Company’s business, will be the property of Company, and (ii) Dr. Rittman will assign to the Company any and all intellectual property related to the Company’s consumer heuristic technology platform. Said agreement is contingent upon the Company funding its commitments per the June 16, 2015 - Amended and Restated Territorial License Agreement. Failure of the Company providing this funding, in full, or partially, will automatically terminate any GOPH ownership of the intellectual properties. Dr. Rittman is the Chief Technology Officer and a director of the Company as well as the Chairman of the Company’s Advisory Board. Dr. Rittman owns 9,900 shares of Series D Preferred Stock of the Company that is convertible at Dr. Rittman’s into 9,900,000 shares of common stock. During 2016 Mr. Rittman has converted all of his Series D Preferred Stock into common shares of the Company.

On August 20, 2015, the Company entered into an agreement with Dr. Rittman pursuant to which the parties agreed that (i) all inventions, improvements and developments made or conceived by Dr. Rittman, either solely or in collaboration with others pertaining to Company’s business, will be the property of Company, and (ii) Dr. Rittman agreed to assign to the Company any and all intellectual property related to the Company’s consumer heuristic technology platform, subject to certain conditions, which as of December 31, 2016 have not been met. As of the end of the fiscal year, the intellectual property developed by Dr. Rittman had not been assigned to the Company. The Company has expensed the stated value of that intellectual property in these financial statements.

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

On April 16, 2016 (the “Effective Date”), Mansour Khatib and the Company entered into an Employment Agreement (the “Agreement”) pursuant to which Mr. Mansour Khatib agreed to serve as the Chief Marketing Officer of the Company. Mr. Mansour Khatib was also appointed as a director of the Company on the Effective Date. Pursuant to the terms of the Employment Agreement, Mr. Khatib will receive an annual salary of $100,000 upon the Company generating $1,000,000 in revenue during any three (3) month period. There is no understanding or arrangement between Mr. Khatib and any other person pursuant to which he was appointed as an executive officer and director. Mr. Khatib does not have any family relationship with any director, executive officer or person nominated or chosen by us to become a director or an executive officer. Mr. Khatib has not had direct or indirect material interest in any transaction or proposed transaction, in which the Company was or is a proposed participant, exceeding $120,000.

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

On or around September 7, 2017, and in connection with the purchase of certain assets from RWJ Advanced Marketing LLC, the Company and Mr. Bauer entered into an Employment Agreement pursuant to which Mr. Bauer was retained as Chief Executive Officer for a term of one year, subject to an automatic extension, unless terminated, in consideration of a base salary of $250,000 and a bonus of 10% of net profit generated by the assets acquired. Mr. Bauer was also appointed to the Board of Directors of the Company. As of the closing date, Mr. Murray resigned as Chief Executive Officer of the Company but will remain as a director of the Company.

On or around September 30, 2017, Mr. Klinger resigned as Chief Financial Officer to pursue other opportunities. Mr. Bauer became CFO on the same date.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth all compensation paid with respect of our Chief Executive Officer for the years ended December 31, 2017 and 2016.

Summary Compensation Table

Name and		Salary	Bonus	Restricted Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	( $)	($)	($)

Erik Klinger(4)	2017	45,000	0	0	0	0	0	45,000	45,000
	2016	40,000	0	0	0	0	0	40,000	40,000
Mansour Khatib	2017	60,000	0	0	0	0	0	0	60,000
	2016	36,000	0	0	0	0	0	0	36,000
Danny Rittman (1)	2017	144,000	0	0	0	0	0	0	144,000
	2016	147,300	0	99	0	0	0	0	147,399

Michael Murray (1),(2)	2017	0	0	0	0	0	0	0	0
	2016	0	0	99	0	0	0	0	99

Greg Bauer (3)	2017	250,000	0	20	0	0	0	40	250,060
	2016	0	0	0	0	0	0	0	00

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole officer and director other than as described herein.

(1) Mr. Murray and Dr. Rittman each own 9,900 shares of Series D Preferred Stock of the Company that is convertible at their election into 9,900,000 shares of common stock. As of December 31, 2016, all of these shares have been converted into shares of the Company.

(2) Mr. Murray resigned as Chief Executive Officer on or around September 7, 2017, but remains as a Director. The warrant on 4,000,000 common shares is consideration for his role as Executive Vice President in charge of business development.

(3) Mr. Bauer was granted 2,000,000 common shares and a warrant for 4,000,000 shares of common stock in connection with the acquisition of certain assets of RWJ Advanced Marketing, LLC.

(4) Mr. Klinger resigned in September 2017.

Director Compensation

The following table sets forth all compensation awarded to, earned by or paid to the non-employee directors in 2017 for service as directors:

Name and		Salary	Bonus	Restricted Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	( $)	($)	($)

Michael Murray (1)	2017	0	0	0	0	0	0	40	40

1.	Mr. Murray resigned as Chief Executive Officer on or around September 7, 2017, but remains as a Director. The warrant on 4,000,000 common shares is consideration for his role as Executive Vice President in charge of business development.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards outstanding at December 31, 2017 other than those disclosed above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Common Stock as of April 11, 2018 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) each director of the Company; (iii) each officer of the Company and (iv) all executive officers and directors as a group. Except as otherwise indicated below, each of the entities or persons named in the table has sole voting and investment powers with respect to all shares of Common Stock beneficially owned by it or him as set forth opposite its or his name.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock (1)
Michael D. Murray (2)	13,900,000	10.76%
Dr. Danny Rittman (4)	9,900,000	7.91%
Gregory Bauer (5)	6,000,000	4.65%
Mansour Khatib (4)	0	0.00%
Reko Holdings LLC (3)	70,960,000	56.71%
Direct Communications Inc.	8,890,000	7.10%
Eagle Equities	6,503,726	5.20%
Guardian Patch	11,000,000	8.08%
Robert Warren Jackson	8,000,000	6.15%
All Officers and Directors as a Group	29,800,000	23.32%

(1)	Beneficial ownership is determined in accordance with the Rule 13d-3(d)(1) of the Exchange Act, as amended and generally includes voting or investment power with respect to securities. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table. The above is based on 125,132,072 shares of common stock outstanding as of April 11, 2018.

(2)	Mr. Murray resigned as Chief Executive Officer on or around September 7, 2017, but remains as a Director. The warrant on 4,000,000 common shares is consideration for his role as Executive Vice President in charge of business development.

(3)	Includes 66,000,000 shares of common stock issuable upon conversion of 66,000 Series D Preferred Shares.

(4)	Officer and Director of the Company.

(5)	Officer and Director of the Company. Became CEO and received 2,000,000 common shares and a warrant on 4,000,000 common shares in connection with the asset purchase from RWJ Advanced Marketing LLC in September 2017, discussed elsewhere in this document.

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

On April 5, 2016, Erik Klinger was appointed by the Company to serve as the Chief Financial Officer of the Company.

On April 16, 2016 (the “Effective Date”), Mansour Khatib and the Company entered into an Employment Agreement (the “Agreement”) pursuant to which Mr. Mansour Khatib agreed to serve as the Chief Marketing Officer of the Company. Mr. Mansour Khatib was also appointed as a director of the Company on the Effective Date. Pursuant to the terms of the Employment Agreement, Mr. Khatib will receive an annual salary of $100,000 upon the Company generating $1,000,000 in revenue during any three (3) month period.

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

On or around September 7, 2017, Greg Bauer became Chief Executive Officer of the Company. At the same time, Michael Murray resigned as CEO, although he remains an investor and a Director of the Company. At closing, the Company and Mr. Bauer entered into an Employment Agreement pursuant to which Mr. Bauer was retained as Chief Executive Officer for a term of one year, subject to an automatic extension, unless terminated, in consideration of a base salary of $250,000 and a bonus of 10% of net profit generated by the assets acquired. Mr. Bauer was also appointed to the Board of Directors of the Company.

On or around September 30, 2017, Erik Klinger resigned as Chief Financial Officer of the Company. At the same time, Mr. Bauer became the Chief Financial Officer of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On October 24, 2017 (the “Termination Date”), Gopher Protocol Inc. (the “Company”) terminated Anton & Chia, LLP (the “Former Auditor”) as the independent registered public accounting firm of the Company.

Other than an explanatory paragraph included in the Former Auditor’s audit report for the Registrant’s fiscal years ended December 31, 2016 and 2015 relating to the uncertainty of the Company’s ability to continue as a going concern, the audit reports of the Former Auditor on the Company’s financial statements for the fiscal years ended December 31, 2016 and 2015 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

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

During the years ended December 31, 2016 and 2015 and through the Termination Date of this Current Report on Form 8-K, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

New independent registered public accounting firm

On or around October 24, 2017 (the “Engagement Date”), the Company engaged BF Borgers CPA PC (“New Auditor”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2017. The decision to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

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

Audit Fees

For the Company’s fiscal year ended December 31, 2017, we were billed approximately $25,000 by Prior Auditor and approximately $10,000 by New Auditor for professional services rendered for the review and audit, respectively, of our financial statements.

For the Company’s fiscal year ended December 31, 2016, we were billed approximately $47,174 by Prior Auditor for professional services rendered for the audit of our financial statements.

All Other Fees

The Company incurred $49,000 of additional fees from (1) a consultant whom assisted with the due diligence on the acquisition during the third fiscal quarter, and (2) from a consultant who assisted with ongoing accounting and analysis, including the derivative liability.

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

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

● approved by our audit committee; or

● entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1	Certificate of Incorporation of Forex International Trading Corp. (6)
3.2	Bylaws of Forex International Trading Corp. (6)
3.3	Certificate of Designation for Series A Preferred Stock (14)
3.4	Certificate of Designation for Series B Preferred Stock (21)
3.5	Certificate of Designation – Series C Preferred Stock (22)
3.6	Amendment to the Certificate of Designation for the Series B Preferred Stock (25)
3.7	Amendment to the Certificate of Designation for the Series C Preferred Stock(25)
3.8	Certificate of Change filed pursuant to NRS 78.209 (31)
3.9	Articles of Merger filed pursuant to NRS 92.A.200 (31)
3.10	Certificate of Amendment to the Articles of Incorporation of Gopher Protocol Inc. (34)
4.1	Convertible Promissory Note issued by the Company to ATL dated July 8, 2010 (3)
4.2	Secured and Collateralized Promissory Note issued by ATL to the Company dated July 8, 2010 (3)
4.3	Collateral and Security Agreement by and between Forex International Trading Group and ATL dated July 7, 2010 (3)
4.4	Promissory Note issued to Rasel Ltd. Dated October 6, 2009(7)
4.5	Promissory Note issued to Rasel Ltd. Dated October 20, 2009 (7)
4.6	Letter Agreement between Rasel Ltd. and Forex International Trading Corp. dated January 22, 2011 (8)
4.7	Letter Agreement by and between Forex International Trading Group and ATL dated November 8, 2010(9)
4.8	6% Convertible Note issued to APH (11)
4.9	6% Convertible Debenture issued to HAM dated April 5, 2011 (14)
4.10	Promissory Note dated November 30, 2011 issued to Cordellia dioxo. in the amount of $1,000,000 (18)
4.11	$500,000 Convertible Promissory Note issued by Forex International Trading Corp. (23)
4.12	$400,000 Secured and Collateralized Promissory Note issued by Vulcan Oil & Gas Inc. (23)
4.13	Securities Purchase Agreement dated July 24, 2013 entered with Asher Enterprise Inc. (26)
4.14	Convertible Promissory Note issued to Asher Enterprises Inc. (26)
4.15	10% Convertible Debenture issued to GV Global Communications Inc. (30)
4.16	Amendment to 10% Convertible Promissory Debenture held by GV Global Communications, Inc. (32)
4.17	Series D Preferred Stock Certificate of Designation (32)
4.18	Common Stock Purchase Warrant (40)
4.19	6% Convertible Promissory Note issued by the Company to Guardian Patch LLC dated May 23, 2017 (41)
4.20	Securities Purchase Agreement entered with Crown Bridge Partners, LLC dated June 9, 2017 (42)
4.21	Convertible Promissory Note dated June 9, 2017 issued to Crown Bridge Partners LLC (42)
4.22	Convertible Promissory Note Back End Note dated June 9, 2017 issued to Crown Bridge Partners LLC (42)
4.23	Collateralized Secured Promissory Note Back End Note dated June 9, 2017 issued to Crown Bridge Partners LLC (42)
4.24	Securities Purchase Agreement entered with Eagle Equities, LLC dated June 9, 2017 (42)
4.25	Convertible Promissory Note issued to Eagle Equities, LLC dated June 9, 2017 (42)
4.26	Convertible Promissory Note issued to Eagle Equities, LLC dated June 9, 2017 (Back End Note) (42)
4.27	Form of Collateralized Secured Promissory Note dated June 9, 2017 issued by Eagle Equities, LLC (42)
4.28	Convertible Promissory Note dated June 7, 2017 issued to JSJ Investments Inc. (42)
4.29	Convertible Promissory Note dated June 29, 2017 issued to JSJ Investments Inc. (44)
4.30	Form of Warrant issued to Robert Warren Jackson, Gregory Bauer, Michael Murray and Guardian Patch, LLC dated September 1, 2017 (45)
4.31	Balloon Note payable by Gopher Protocol Inc. to RWJ Advanced Marketing, LLC dated September 1, 2017 (45)
4.32	Securities Purchase Agreement entered with Eagle Equities, LLC dated September 13, 2017 (46)
4.33	Convertible Promissory Note issued to Eagle Equities, LLC dated September 13, 2017(46)
4.34	Convertible Promissory Note issued to Eagle Equities, LLC dated September 13, 2017 (Back End Note) (46)
4.35	Form of Collateralized Secured Promissory Note dated September 13, 2017 issued by Eagle Equities, LLC(46)
4.36	Securities Purchase Agreement dated October 2, 2017 between Gopher Protocol Inc. and Power Up Lending Group Ltd. (47)
4.37	Convertible Promissory Note dated October 2, 2017 issued to Power Up Lending Group Ltd. (47)
4.38	Securities Purchase Agreement entered with Labrys Fund, LP dated October 26, 2017 (49)
4.39	Convertible Promissory Note issued to Labrys Fund, LP dated October 26, 2017 (49)
4.40	Rescission Agreement entered between Gopher Protocol Inc. and Crown Bridge Partners, LLC dated October 23, 2017 (49)
4.41	Securities Purchase Agreement by and between Gopher Protocol Inc. and Eagle Equities, LLC dated December 29, 2017 (50)
4.42	Common Stock Purchase Warrant issued to Eagle Equities, LLC dated December 29, 2017 (50)
4.43	Certificate of Designation of the Preferences, Rights and Limitations of the Series G Convertible Preferred Stock (51)
4.44	Form of Securities Purchase Agreement entered with Bellridge Capital, LLC (52)
4.45	10% Convertible Debenture issued to Bellridge Capital, LLC dated March 2, 2018 (52)
4.46	Common Stock Purchase Warrant issued to Bellridge Capital, LLC dated March 2, 2018 (52)
4.47	Form of Warrant issued to Derron Winfrey, Dennis Winfrey, Mark Garner and JIL Venture dated March 1, 2018 (53)

4.48	Note payable by Gopher Protocol Inc. to ECS, LLC dated March 1, 2018 (53)
10.1	Software Licensing Agreement dated April 12, 2010, by and between Forex International Trading Corp and Triple (1)
10.2	Employment Agreement dated April 23, 2010, by and between Forex International Trading Corp and Darren Dunckel (2)
10.3	Letter Agreement by and between Forex International Trading Corp. and Anita Atlas, dated July 29, 2010 (4)
10.4	Letter Agreement by and between Forex International Trading Corp. and Stewart Reich, dated July 29, 2010 (4)
10.5	Letter Agreement by and between Forex International Trading Corp. and Mr. William Glass, dated August 6, 2010 (5)
10.6	Share Exchange Agreement by and between Forex International Trading Corp. and APH (10)
10.7	Letter Agreement by and between Forex International Trading Corp., APH, Medirad Inc. and Rasel Ltd. (11)
10.8	Letter Amendment by and between Forex International Trading Corp. and William Glass, dated March 4, 2011 (13)
10.9	Letter Amendment by and between Forex International Trading Corp. and Stewart Reich, dated March 4, 2011 (13)
10.10	Employment Agreement by and between Forex International Trading Corp. and Liat Franco, dated March 7, 2011 (13)
10.11	Agreement between Forex International Trading Corp. and APH dated April 5, 2011 (14)
10.12	Conversion Agreement between MP and Forex International Trading Corp. dated April 5, 2011 (14)
10.13	Share Exchange Agreement between Forex International Trading Corp. and dated April 5, 2011 (14)
10.14	Agreement to Unwind and Mutual Release dated as of July 11, 2011 by and between Forex International Trading Corp., Forex NYC and Wheatley Investment Agreement by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)
10.15	Registration Rights Agreement with Centurion by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)
10.16	Intentionally Left Blank
10.17	Settlement Agreement by and between Forex International Trading Corp., A.T. Limited, Watford Holding Inc. and James Bay Holdings, Inc. dated November 1, 2011 (17)
10.18	Settlement and Foreclosure Agreement between Forex International Trading Corp., AP Holdings Limited, H.A.M Group Limited and Cordellia d.o.o.(18)
10.19	Annulment of Share Purchase Agreement dated December 5, 2011 between Triple 8 Limited, AP Holdings Limited, H.A.M Group Limited and 888 Markets (Jersey) Limited (18)
10.20	Promissory Note issued to Forex International Trading Corp. dated December 13, 2011 (19)
10.21	Stock Pledge Agreement executed by Fortune Market Media Inc. dated December 13, 2011 (19)
10.22	Conversion Agreement between the Company and GV Global Communications, Inc. (22)
10.23	Agreement by and between and Direct JV Investments Inc., Forex International Trading Corporation and Vulcan Oil & Gas Inc. dated January 7, 2013 (23)
10.24	Evaluation License Agreement dated September 2, 2013, by and between Forex International Trading Corp and Micrologic Design Automation, Inc. (27)
10.25	Letter Agreement dated January 2, 2014, by and between Forex International Trading Corp and Micrologic Design Automation, Inc. (28)
10.26	Settlement Agreement by and between Forex International Trading Corp. and Leova Dobris dated November 14, 2014 (29)
10.27	Exchange Agreement by and between Forex International Trading Corp. and Vladimir Kirish dated January 22, 2015 (30)
10.28	Exchange Agreement by and between Forex International Trading Corp. and GV Global Communications Inc. dated January 22, 2015 (30)
10.29	Agreement by and between Forex International Trading Corp. and Fleming PLLC dated January 22, 2015 (30)
10.30	Territorial License Agreement dated March 4, 2015, by and between Gopher Protocol Inc. and Hermes Roll LLC (32)
10.31	Amended and Restated Territorial License Agreement dated June 16, 2015 by and between Gopher Protocol Inc. and Hermes Roll LLC (35)
10.32	Letter Agreement dated August 20, 2015 by and between Gopher Protocol Inc. and Dr. Danny Rittman (36)
10.33	Consulting Agreement dated August 11, 2015, by and between Gopher Protocol Inc. and Michael Korsunsky (37)
10.34	Letter Agreement dated March 14, 2016 by and between Gopher Protocol Inc. and Dr. Danny Rittman. (38)
10.35	Amended and Restated Employment Agreement by and between Gopher Protocol Inc. and Dr. Danny Rittman dated April 19, 2016 (39)
10.36	Consulting Agreement dated September 10, 2016, by and between Gopher Protocol Inc. and Waterford Group LLC (40)
10.37	Conversion Agreement between the Company and Guardian Patch LLC dated May 23, 2017 (41)
10.38	Lock-Up and Leak-Out Agreement between the Company and Guardian Patch LLC dated June 26, 2017 (43)
10.39	Lock-Up and Leak-Out Agreement between the Company and Stanley Hills LLC dated June 29, 2017 (43)
10.40	Letter Agreement between the Company and Danny Rittman dated June 29, 2017 (43)

10.41	Asset Purchase Agreement between Gopher Protocol Inc. and RWJ Advanced Marketing, LLC dated September 1, 2017 (45)
10.42	Addendum to Asset Purchase Agreement between Gopher Protocol Inc. and RWJ Advanced Marketing, LLC dated September 1, 2017 (45)
10.43	Employment Agreement between Gopher Protocol Inc. and Gregory Bauer dated September 1, 2017 (45)
10.44	Consulting Agreement between Gopher Protocol Inc. and Guardian Patch, LLC dated September 1, 2017 (45)
10.45	Rescission Agreement between Gopher Protocol Inc. and Eagle Equities LLC dated December 31, 2017 (51)
10.46	Amendment of Lock-Up and Leak-Out Agreement between Gopher Protocol Inc. and Stanley Hills, LLC dated December 29, 2017(51)
10.47	Amendment of Lock-Up and Leak-Out Agreement between Gopher Protocol Inc. and Guardian Patch, LLC dated December 29, 2017(51)
10.48	Asset Purchase Agreement between Gopher Protocol Inc. and ECS Prepaid LLC dated March 1, 2018 (53)
10.49	Employment Agreement between Gopher Protocol Inc. and Derron Winfrey dated March 1, 2018(53)
10.50	Employment Agreement between Gopher Protocol Inc. and Mark Garner dated March 1, 2018(53)
10.51	Consulting Agreement between Gopher Protocol Inc. and J.I.L. Venture LLC dated March 1, 2018(53)
16.1	Letter from Alan R. Swift, CPA, P.A. (33)
16.2	Letter from Anton & Chia, LLP (48)
21.1	List of Subsidiaries (24)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Guardian – Global Tracking Technology (42)

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2010
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 28, 2010
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 13, 2010
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 3, 2010
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 9, 2010
(6)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 9, 2009.
(7)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on November 2, 2009.
(8)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on January 29, 2010.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 22, 2010
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 17, 2010
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2011
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 2, 2011
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 9, 2011
(14)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 6, 2011
(15)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 20, 2011

(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 29, 2011
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 9, 2011
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 12, 2011
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 16, 2011
(20)	Incorporated by referenced to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 13, 2012
(21)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 14, 2012
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 27, 2012.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 9, 2013.
(24)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2013.
(25)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 20, 2012.
(26)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 1, 2013.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 4, 2013.
(28)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2014.
(29)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 20, 2014
(30)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 27, 2015
(31)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 18, 2015
(32)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 12, 2015
(33)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 24, 2015
(34)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 1, 2015
(35)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 16, 2015
(36)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 21, 2015
(37)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 28, 2015
(38)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2016
(39)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2016
(40)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 13, 2016
(41)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 26, 2017
(42)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 13, 2017

(43)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 30, 2017
(44)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 7, 2017
(45)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 7, 2017
(46)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 22, 2017
(47)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 10, 2017
(48)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 27, 2017
(49)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 30, 2017
(50)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 2, 2018
(51)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2018
(52)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 6, 2018
(53)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 21, 2018

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

GOPHER PROTOCOL INC. (Registrant)

Date: April 11, 2018	By:	/s/ Gregory Bauer
Gregory Bauer
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

	By:	/s/ Danny Rittman
Danny Rittman
Chief Technology Officer and Director

	By:	/s/ Mansour Khatib
Mansour Khatib
Chief Marketing Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Gregory Bauer	Gregory Bauer	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	April 11, 2018

/s/ Danny Rittman	Danny Rittman	Chief Technology Officer and Director	April 11, 2018

/s/ Mansour Khatib	Mansour Khatib	Chief Marketing Officer and Director	April 11, 2018

/s/ Michael Murray	Michael Murray	Director	April 11, 2018

GOPHER PROTOCOL, INC.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Gopher Protocol, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gopher Protocol, Inc. (the “Company”) as of December 31, 2017, the related statement of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2017

Lakewood, CO

April 11, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Gopher Protocol, Inc.

We have audited the accompanying balance sheet of Gopher Protocol, Inc. (the “Company”) as of December 31, 2016 and the related statements of operations, changes in stockholders’ deficit and cash flow for the year then ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and the results of its operations, changes in stockholders’ deficit and its cash flow for the year ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Anton & Chia, LLP

Newport Beach, California

March 31, 2017

GOPHER PROTOCOL, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31,	December 31,
	2017	2016

Current Assets:
Cash	$1,305,062	$5,096
Accounts receivable	41,947	—
Inventory	262,749	—
Prepaid expenses	—	5,248
Total current assets	1,609,758	10,344

Property and equipment, net	263,082	699
Intangible assets, net	6,666,667	—
Other assets	1,979	7,500
Goodwill	950,619	—

Total assets	$9,492,105	$18,543

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses (including related parties of $51,167 in 2017)	$1,199,215	$107,589
Due to Guardian LLC (related party)	1,350,262	660,132
Convertible notes payable, net of discount of $54,377	25,623	—
Derivative liability	95,164	—
Total current liabilities	2,670,264	767,721

Convertible note payable, net of debt discount	—	53,852
Note payable	2,600,000	—
Total liabilities	5,270,264	821,573

Contingencies (Note 11)	—	—

Stockholders’ Equity (Deficit):
Series B Preferred stock, $0.00001 par value; 20,000,000 shares authorized;
45,000 shares issued and outstanding at December 31, 2017 and December 31, 2016	—	—
Series C Preferred stock, $0.00001 par value; 10,000 shares authorized;
700 shares issued and outstanding at December 31, 2017 and December 31, 2016	—	—
Series D Preferred stock, $0.00001 par value; 100,000 shares authorized;
66,000 shares issued and outstanding at December 31, 2017 and December 31, 2016	1	1
Series G Preferred stock, $0.00001 par value; 2,000,000 shares authorized;
2,000,000 and 0 shares issued and outstanding at December 31, 2017 and December 31, 2016	20	—
Common stock, $0.00001 par value; 500,000,000 shares authorized;
58,215,406 and 41,420,372 shares issued and outstanding at December 31, 2017 and December 31, 2016	2,582	2,414
Treasury stock, at cost; 1,040 shares at December 31, 2017 and December 31, 2016	(643,059)	(643,059)
Additional paid in captial	19,243,959	3,931,986
Accumulated deficit	(14,381,662)	(4,094,372)
Total stockholders’ equity (deficit)	4,221,841	(803,030)
Total liabilities and stockholders’ equity (deficit)	$9,492,105	$18,543

The accompanying footnotes are an integral part of these consolidated financial statements

GOPHER PROTOCOL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2017	2016

Sales:
Sales	$9,012,354	$—
Related party sales	180,000	165,000
Total sales	9,192,354	165,000

Cost of goods sold	8,651,804	—

Gross profit	540,550	165,000

Operating expenses:
General and administrative expenses	3,574,296	1,401,338
Marketing expenses	220,229	126,838
Acquisition costs	4,050,819	—
Total operating expenses	7,845,344	1,528,176

Loss from operations	(7,304,794)	(1,363,176)

Other income (expense):
Amortization of debt discount	(1,195,755)	(39,726)
Change in fair value of derivative liability	374,230	(177,062)
Interest expense and financing costs	(2,160,971)	(6,262)
Total other income (expense)	(2,982,496)	(223,050)

Loss before income taxes	(10,287,290)	(1,586,226)

Income tax expense	—	—

Net loss	$(10,287,290)	$(1,586,226)

Weighted average common shares outstanding:
Basic and diluted	46,256,807	19,902,077

Net loss per share:
Basic and diluted	$(0.22)	$(0.08)

The accompanying footnotes are an integral part of these consolidated financial statements

GOPHER PROTOCOL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series G Convertible Preferred Stock		Common Stock		Treasusy Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity/
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2016	45,000	$—	700	$—	94,750	$1	—	$—	5,894,342	$2,058	$1,040	$(643,059)	$3,035,276	$(2,508,146)	$(113,870)

Common stock issued for debt conversion	—	—	—	—	—	—	—	—	4,126,110	41	—	—	31,016	—	31,057
Common stock issued for services	—	—	—	—	—	—	—	—	2,650,000	27	—	—	688,920	—	688,947
Conversion of Series D to common stock	—	—	—	—	(28,750)	—	—	—	28,750,000	288	—	—	(288)	—	—
Adjustment of shares to reconcile to transfer agent	—	—	—	—	—	—	—	—	(80)	—	—	—	—	—	—
Warrants issued for services	—	—	—	—	—	—	—	—	—	—	—	—	177,062	—	177,062
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,586,226)	(1,586,226)

Balance, December 31, 2016	45,000	—	700	—	66,000	1	—	—	41,420,372	2,414	1,040	(643,059)	3,931,986	(4,094,372)	(803,030)

Common stock issued for debt conversion	—	—	—	—	—	—	—	—	8,436,700	85	—	—	156,905	—	156,990
Common stock issued for services	—	—	—	—	—	—	—	—	25,000	—			26,500		26,500
Common stock issued for acquisition	—	—	—	—	—	—	—	—	5,000,000	50	—	—	1,849,950	—	1,850,000
Common stock issued for acquisition services	—	—	—	—	—	—	—	—	2,000,000	20	—	—	739,980	—	740,000
Common stock issued for cash	—	—	—	—	—	—	—	—	1,333,334	13	—	—	999,987	—	1,000,000
Series G convertible preferred stock issued for debt conversion	—	—	—	—	—	—	2,000,000	20	—	—	—	—	700,050	—	700,070
Warrants issued for acquisition	—	—	—	—	—	—	—	—	—	—	—	—	3,310,819	—	3,310,819
Warrants issued for services	—	—	—	—	—	—	—	—	—	—	—	—	4,782,297	—	4,782,297
Fair value of beneficial conversion feature of debt repaid/converted	—	—	—	—	—	—	—	—	—	—	—	—	2,745,485	—	2,745,485
Net loss	—	—	—	—	—	—	—	—	—	—	—	—		(10,287,290)	(10,287,290)

Balance, September 30, 2017	45,000	$—	700	$—	66,000	$1	2,000,000	$20	58,215,406	$2,582	$1,040	$(643,059)	$19,243,959	$(14,381,662)	$4,221,841

The accompanying footnotes are an integral part of these consolidated financial statements

GOPHER PROTOCOL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016

Cash Flows From Operating Activities:
Net loss	$(10,287,290)	$(1,586,226)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
Depreciation of property and equipment	26,169	1,347
Amortization of intangible assets	333,333	—
Amortization of debt discount	1,195,755	39,726
Change in fair value of derivative liability	(374,230)	—
Financing cost	1,964,747	—
Amortization of prepaid filing fees	—	5,248
Shares issued for services	766,500	688,947
Warrants issued for services	4,782,297	177,062
Changes in operating assets and liabilities:
Other noncurrent assets	5,521	4,750
Accounts receivable	(41,947)	25,974
Inventory	135,402	—
Prepaid expenses	5,248	15,500
Accounts payable and accrued expenses	766,944	605,456
Due to Guardian, LLC	950,262
Accrued interest on convertible notes payable	—	6,261
Net cash provided by (used in) operating activities	228,711	(15,955)

Cash Flows From Investing Activities:
Purchase of property and equipment	(78,352)	—
Net cash used in investing activities	(78,352)	—

Cash Flows From Financing Activities:
Issuance of convertible notes	440,000	—
Repayment of convertible notes	(290,393)	—
Issuance of common stock	1,000,000	—
Net cash provided by financing activities	1,149,607	—

Net increase (decrease) in cash	1,299,966	(15,955)

Cash, beginning of period	5,096	21,051

Cash, end of period	$1,305,062	$5,096

Cash paid for:
Interest	$—	$—
Income taxes	$—	$800

Supplemental non-cash investing and financing activities
Shares issued to reduce notes payable	$825,285	$31,057
Reduction of note payable through conversion	$825,285	$31,057
Debt discount	$1,250,132	$—
Reclassification of a note to Guardian LLC to a convertible note payable	$660,132	$—
Accrued interest to convertible note payable	$1,756	$—
Transfer of derivative liability to equity	$2,745,485	$—

The accompanying footnotes are an integral part of these consolidated financial statements.

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

Gopher Protocol Inc. (the “Company”, “Gopher”, “Gopher Protocol” or “GOPH”) was incorporated on July 22, 2009 under the laws of the State of Nevada and relocated its headquarters to Santa Monica, California in 2016. Gopher is a development stage company that is creating innovative mobile microchip (ICs) and software technologies based on GopherInsight ™ . The Company derived revenues from the provision of IT services to Guardian Patch LLC, a related party (“Guardian LLC”) and the Company recognizes revenue from the operations of the acquired assets it acquired in the third quarter of 2017.

GopherInsight ™ is a patented real time, heuristic (self-learning/artificial intelligence) based mobile technology. GopherInsight ™ chip technology, if successfully fully developed, will be able to be installed in mobile devices (smartphones, tablets, laptops, etc.) as well as stand-alone products. It is intended that GopherInsight ™ software applications will work in conjunction with GopherInsight ™ microchips across mobile operating systems, providing computing power, advanced database management/sharing functionalities and more. The technology under development consists of a smart microchip, mobile application software and supporting software. The system contemplates the creation of a global network. Once fully developed, the Company believes that its microchip technologies may be installed within mobile devices or on SIM cards.

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

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Going Concern Considerations

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company sustained net losses of $10,287,290 and $1,586,226, respectively during the years ended December 31, 2017 and 2016. The Company had a working capital deficit of $1,060,506 and $757,377, respectively, and an accumulated deficit of $14,381,662 and $4,094,372, respectively, at December 31, 2017 and 2016. The Company recently purchased the assets of RWJ Advanced Marketing, LLC in 2017 (see Note 3) and ECS Prepaid LLC in 2018 (see Note 16). Both these companies have historically generated significant revenues which the Company expects to continue in the future. In addition, during the past 120 days, the Company has raised approximately $3 million in convertible debt and equity capital, and expects to raise additional capital in the future. With the cash flow from operations from the recent acquisitions and the cash received from recent convertible debt and equity capital, the Company believes it will have sufficient cash to meet its obligations for the next 12 months.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, UGopherServices Corp, since the date of acquisition (September 1, 2017) All significant intercompany transactions and balances have been eliminated.

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company grants credit to establishments (such as convenient stores) who sell the Company’s products under credit terms that it believes are customary in the industry and does not require collateral to support customer receivables. The Company currently does not provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal receivable terms vary from 7-30 days after the issuance of the invoice and typically would be considered past due when the term expires. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. The Company’s allowance for doubtful accounts was $0 at December 31, 2017.

Inventory

Inventory is valued at the lower of the inventory’s cost (first in, first out basis) or the current market price of the inventory. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. At December 31, 2017, all of the Company’s inventory was finished goods inventory which consisted principally of phones and phone card products, including PINS for cell minutes, SIM cards for cell minutes, as well as gift cards.

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at December 31, 2017 and 2016, the Company believes there was no impairment of its long-lived assets.

Intangible Assets

The Company’s intangible assets at December 31, 2017 were all acquired with the acquisition of certain RWJ assets (see Note 3) in 2017 are being amortized over 84 months. The Company performs a test for impairment at least annually. As of December 31, 2017, the Company performed the required impairment analysis which resulted in no impairment adjustments.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under accounting requirements, goodwill is not amortized but is subject to annual impairment tests. The Company recorded goodwill of $950,619 related to its acquisition of certain RWJ assets (see Note 3) in 2017.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of December 31, 2017, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, restricted cash, accounts receivable, advances to suppliers, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities.

FASB ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value of financial instruments held by the Company. FASB ASC Topic 825, Financial Instruments, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology us one or more unobservable inputs which are significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic 480, Distinguishing Liabilities from Equity, and FASB ASC Topic 815, Derivatives and Hedging.

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

At December 31, 2017, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

	Fair Value	Fair Value Measurements at
	As of	December 31, 2017
Description	December 31, 2017	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$95,164	$—	$95,164	$—

Total	$95,164	$—	$95,164	$—

The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the consolidated balance sheets at fair value in accordance with ASC 815 at December 31, 2016.

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

Cost of Goods Sold

Cost of goods sold represents the cost of the phone and phone card products sold by the Company. In 2016 the Company did not have cost of goods sold since all of its revenue was generated from consulting income. In 2017, the entire cost of goods sold relates to products sold by the Company’s new acquired acquisition as described in Note 3.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company has no material uncertain tax positions for any of the reporting periods presented.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Due to the net loss incurred potentially dilutive instruments would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss for all periods presented. The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

	2017	2016
Series B preferred stock	3,000	3,000
Series C preferred stock	770	770
Series D preferred stock	66,000,000	66,000,000
Series G preferred stock	2,000,000	—
Warrants	22,097,350	93,750
Convertible notes	133,824	7,154,187
Total	90,234,944	73,251,707

Recent Accounting Pronouncements

In January 2017, the FASB issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this accounting standard update.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its statements of cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017.   Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein.  Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 3 - Acquisition

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

A summary of the purchase price and the purchase price allocations at fair value is below.

Purchase price

Cash (1)	$400,000
5,000,000 shares of common stock (2)	1,850,000
Secured promissory note	2,600,000
9,000,000 warrants (3)	3,310,819

$8,160,819

Allocation of purchase price
Inventory	$398,151
Property and equipment	210,200
Leased locations	7,000,000

Goodwill	950,619
Assumed liabilities	(398,151)
Purchase price	$8,160,819

(1) – the $400,000 cash was advanced to the Company by Guardian LLC and is included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

(2) – the fair value of the common stock was calculated based on the closing market price of the Company’s common stock at the date of acquisition.

(3) -- the fair value of the 9,000,000 warrants was determined using the Black-Scholes option pricing model with the following assumptions:

●	Expected life of 5.0 years
●	Volatility of 250%;
●	Dividend yield of 0%;
●	Risk free interest rate of 1.73%

The revenue from the acquisition of the RWJ assets included in the results of operations from the date of acquisition on to December 31, 2017 was $9,012,354.

The unaudited pro forma information below present statement of operations data as if the acquisition of the RWJ assets took place on January 1, 2016.

	Years Ended December 31,
	2017	2016
Sales	$47,072,430	67,960,512
Cost of goods sold	44,750,993	64,603,185
Gross profit	2,321,437	3,357,327
Operating expenses	10,475,603	6,099,401
Loss from operations	(8,154,166)	(2,742,074)
Net loss	(11,158,375)	(2,996,206)
Loss per share	(0.22)	(0.12)

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

In June 2016, the Company recognized a prepaid expense for filing fees of $10,498. These prepaid fees are being amortized at $1,750 per quarter. The balance at December 31, 2016 was $5,248.

Note 5 - Property and Equipment, Net

Property and equipment consisted of the following as of December 31, 2017 and 2016:

	2017	2016

Furniture	$33,740	$9,431
Computers and equipment	22,816	12,539
POSA machines	253,965	—
	310,521	21,970
Less accumulated depreciation	(47,439)	(21,271)
Property and equipment, net	$263,082	$699

Depreciation expense for the year ended December 31, 2017 and 2016 was $26,169 and $1,347, respectively.

Note 6 – Intangible Assets, Net

The following are the details of intangible assets at December 31, 2017 and 2016:

	2017	2016
Leased locations	$7,000,000	—
	7,000,000	—
Less accumulated amortization	(333,333)	—
Intangible assets, net	$6,666,667	—

All of the above intangible assets are being amortized over 84 months.

Amortization expense for the years ended December 31, 2017 and 2016 was $333,333 and $0, respectively.

The estimated future amortization expense related to intangible assets are as follows:

Years ending December 31,
2018	$1,000,000
2019	1,000,000
2020	1,000,000
2021	1,000,000
2022	1,000,000
Thereafter	1,666,667
$6,666,667

Note 7 - Other Assets

Exclusive License agreements

The Company is the exclusive license holder for certain intellectual property relating to the GopherInsight technology. The Company has assigned all its rights as they relate to the Guardian Patch technology (the “Patch”) to the LLC as consideration for the JV. Dr. Rittman’s partners have commenced development of the product via a private LLC that has been incorporated under the name “Guardian Patch LLC” (the “LLC”). Certain private investors will provide all initial funding to the Company through the LLC for product development. The LLC will fund the development, and the Company will provide IT services through Dr. Rittman for a monthly fee. Dr. Rittman has signed an amendment employment agreement with the Company. As the Company is not a member of the LLC, the Company and the LLC have formed a Joint Venture (“JV”) for the purposes of developing and marketing the Patch. The LLC will be responsible for funding the development of the Patch. The Company will not need be required to invest funds in said JV. The Company responsibilities will be limited to the marketing of the product, where the marketing budget will be funded by the LLC. Moreover, the LLC has committed to provide the Company with working capital as needed. The Company has assigned and pledged to the LLC all its license derivative rights as they pertain to the Patch only. Dr. Rittman may be offered membership rights at some point in the future with the LLC, with which the Company is a JV partner, but is not equity member. The Company has agreed with the LLC that the same JV principles of the Company and the LLC for the Patch will apply for the other two products (Epsilon and Puzpix) which will be vested under designated LLCs that will be incorporated by the LLC members. The other asset at December 31, 2016 was $7,500.

Other assets at December 31, 2017 of $1,979 is a deposit.

Note 8 – Convertible Notes Payable

Convertible notes payable at December 31, 2017 and 2016 consist of the following:

	2017	2016
Convertible note payable to PTPI.	$—	$53,852
Convertible notes payable to Power Up	80,000	—
Total convertible notes payable	80,000	53,852
Unamortized debt discount	(54,377)	—
Convertible notes payable	$25,623	$53,852

PTPI

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

The Company is under default per the terms of the PTPI Note, as at maturity in January 2017, the Company did not have sufficient free cash to pay off the note. The Company is in negotiations with the Holder in good faith to resolve the situation. The Company cannot predict the result of such negotiations. The balance at December 31, 2016 was $53,852, which included accrued interest of $13,112, and was net of debt discount. As of December 29, 2017, the entire note balance and accrued interest were converted into shares of common stock and there are no further obligations owed with respect to such note.

Guardian Patch I LLC

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

On December 29, 2017, all the principal and accrued interest were converted into 2,000,000 share of Series G preferred stock.

Crown Bridge Partners, LLC

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

On October 23, 2017, Guardian Patch, LLC purchased the CBP first note from CBP. Further, on October 23, 2017, the Company and CBP entered into a Rescission Agreement whereby the CBP Back End Note and the Secured Note were cancelled and rescinded. On November 30, 2017, Guardian Patch LLC converted all principal, interested and penalties owed under the CBP First Note into 361,640 shares of common stock of the Company. There are no further obligations owed with respect to such notes.

Eagle Equities LLC

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

On December 1, 2017, the Company and Eagle entered into a Rescission Agreement pursuant to which the Eagle Equities Note 2 and the Eagle Equities Payment Note were cancelled and rescinded. Further, as of December 1, 2017, the Company has paid off in full all principal, interest and penalties with respect to the Eagle Equities Note 1 and there are no further obligations owed with respect to such note.

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

On December 29, 2017, Eagle converted the note into 503,726 shares of common stock and there are no further obligations owed with respect to such note.

JSJ Investments Inc.

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

As of December 1, 2017, the Company has paid off in full all principal, interest and penalties with respect to the JSJ Note and there are no further obligations owed with respect to such note.

Power Up Lending Group Ltd.

On October 2, 2017, Gopher Protocol Inc. (the “Company”) entered into a Securities Purchase Agreement with Power Up Lending Group Ltd., an accredited investor (“Power Up”) pursuant to which the Company issued to Power Up a Convertible Promissory Note (the “Power Note”) in the aggregate principal amount of $80,000. The Power Note has a maturity date of July 10, 2018 and the Company has agreed to pay interest on the unpaid principal balance of the Power Note at the rate of ten percent (10%) per annum from the date on which the Power Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Power Note, provided it makes a payment to Power Up as set forth in the Power Note. The transactions described above closed on October 4, 2017.

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

Labrys Fund, LP

On October 2, 2017, Gopher Protocol Inc. (the “Company”) entered into a Securities Purchase Agreement with Labrys Fund, LP, an accredited investor (“Labrys”) pursuant to which the Company issued to Labrys a Convertible Promissory Note (the “Labrys Note”) in the aggregate principal amount of $110,000. The Labrys Note has a maturity date of July 26, 2018 and the Company has agreed to pay interest on the unpaid principal balance of the Labrys Note at the rate of ten percent (10%) per annum from the date on which the Labrys Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Labrys Note, provided it makes a payment to Labrys at a premium as set forth in the Labrys Note. The transactions described above closed on October 26, 2017.

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

As of December 1, 2017, the Company has paid off in full all principal, interest and penalties with respect to the Labrys Note and there are no further obligations owed with respect to such note.

Discounts on convertible notes

Due to the potential adjustment in the conversion price associated with some of the convertible notes payable described above based on the Company’s stock price, the Company has determined that the conversion feature is considered a derivative liability. The embedded conversion feature was initially calculated to be $3,214,879 which are recorded as a derivative liability as of the date of issuance. The derivative liability was first recorded as a debt discount to the convertible notes payable up to the face amount of the convertible notes payable of $1,250,132 with the excess of $1,964,747 being recorded as a derivative expense. The debt discount of $1,250,132 is being amortized over the terms of the convertible notes payable. The Company recognized interest expense of $1,195,755 during the year ended December 31, 2017 related to the amortization of the debt discount. The debt discount at December 31, 2017 is $54,377.

A roll-forward of the convertible note from December 31, 2016 to December 31, 2017 is below:

Convertible notes, December 31, 2016	$53,852
Issued for cash	440,000
Issued for accounts payable and accrued expenses	660,132
Increase due to accrued interest	1,756
Conversion to common stock	(125,215)
Conversion to Series G preferred stock	(660,132)
Repayment in cash	(290,393)
Debt discount related to new convertible notes	(1,250,132)
Amortization of debt discounts	1,195,755
Convertible notes, December 31, 2017	$25,623

Note 9 - Derivative Liability

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

The Company uses a weighted average Black-Scholes-Merton option pricing model with the following assumptions to measure the fair value of derivative liability at December 31, 2017:

Stock price	$1.12
Risk free rate	1.76%
Volatility	175%
Conversion/ Exercise price	$0.60
Dividend rate	0%
Term (years)	0.5 years

The following table represents the Company’s derivative liability activity for the year ended December 31, 2017:

Derivative liability balance, December 31, 2016	$—
Issuance of derivative liability during the period	3,214,879
Fair value of beneficial conversion feature of debt repaid/converted	(2,745,485)
Change in derivative liability during the period	(374,230)
Derivative liability balance, December 31, 2017	$95,164

Note 10 - Note Payable

In connection with the acquisition discussed in Note 3, the Company issued a note payable. The note bears interest at 3.5% per annum is due on December 31, 2019 and is secured by the assets purchased in the acquisition.

Note 11- Stockholders’ Equity (Deficit in prior periods)

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

Authorized Shares-Preferred stock

The Company has authorized 20,000,000 Preferred Stock Series B shares, par value $0.00001; 10,000 Preferred Stock Series C shares authorized, par value $0.00001; 100,000 Preferred Stock Series D shares, par value $0.00001 and 2,000,000 Preferred Stock Series G shares, par value $0.00001.

Common Stock

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

During the year ended December 31, 2017, the Company had the following transactions in its common stock:

●	issued 7,571,334 shares to the PTPI note holder upon the conversion of convertible note and accrued interest of $56,990;

●	issued 865,366 shares to convertible note holders upon the conversion of convertible note of $100,000;

●	issued an aggregate of 2,025,000 shares to two consultants for services rendered valued at $766,500. The services, which include business development, analysis, and interaction with professionals, were principally related to assisting the Company with the acquisition of the RWJ assets (see Note 3). The value of the common stock was determined based on the closing stock price of the Company’s common stock on the date of grant;

●	issued 5,000,000 shares for the acquisition of the RWJ assets valued at $1,850,000. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the acquisition date; and

●	issued 1,333,334 shares of common stock to an investor for cash proceeds of $1,000,000 (See discussion below).

On December 29, 2017, the Company entered into a Securities Purchase Agreement with Eagle Equities, LLC (“Eagle”) pursuant to which Eagle agreed to purchase up to 2,000,000 shares of the Company’s common stock for a purchase price of $1,500,000 or $0.75 per share. The closing occurred on December 29, 2017 with respect to the funding of $1,000,000 resulting in the issuance of 1,333,334 shares of common stock (the “First Closing Shares”). Eagle agreed to potentially purchase an additional 666,666 shares of common stock (the “Second Closing Shares”) on March 31, 2018 for a purchase price of $500,000 subject to various closing conditions.

The Company placed 1,333,334 shares of common stock (and 666,666 shares of common stock if the second tranche is closed and funded (the “Escrow Shares”) in escrow to be utilized for the purpose of limited price protection. If, beginning on the seventh month anniversary of the issuance of the First Closing Shares (and Second Closing Shares if the second closing occurs), Eagle has sold any of the First Closing Shares (or the Second Closing Shares as the case may be) at a sales price of less than $0.72 per share, then that number of Escrow Shares shall be released from escrow to Eagle as a limited make whole which shall be determined by using the following formula:

($0.72 – Closing Price) / Closing Price) * number of shares sold at a price less than $0.72.

Closing Price is price on the first day of each monthly anniversary beginning on the first day of the 7th month (and continuing monthly until the earlier of January 31, 2019 or until all shares are sold).

If the second closing conditions have been met but Eagle does not fund the purchase of the Second Closing Shares, then Eagle shall not receive the 666,666 Escrow Shares. Moreover, of the 1,333,334 Escrow Shares provided in the first closing, then if on March 31, 2018 the stock trades above $1.00, the $0.72 floor price shall be reduced on a ratchet basis for every penny above $1.00. For example, if the stock trades at $1.72 per share, then there shall be no floor or make whole and any balance of shares remaining shall be returned to the Company.

The Company shall deposit an additional 2,000,000 shares of common stock into escrow which shares shall only be released to Eagle, if, prior to January 31, 2019 (while Eagle continues to hold shares), the Company issues shares at an issue price of less than $0.30 per share.

The Company also issued Eagle a Common Stock Purchase Warrant to acquire 666,666 shares of common stock exercisable for three years at an exercise price of $2.00 per share (the “Eagle Warrant”). Unless otherwise agreed in writing by both the Company and Eagle, at no time will Eagle exercise any amount of the Eagle Warrant to purchase common stock that would result in Eagle owning more than 9.9% of the common stock outstanding of the Company. The Eagle Warrant contains standard anti-dilution protections.

Treasury Stock

On April 25, 2011, the Company issued a press release announcing that its Board of Directors approved a share repurchase program. Under the program, the Company is authorized to purchase up to 200-post-split (1,000,000 pre-split) of its shares of common stock in open market transactions at the discretion of management. All stock repurchases will be subject to the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended and other rules that govern such purchases. As of December 31, 2013, the Company had repurchased 8-post-split shares (38,000 pre-split) shares of its common shares in the open market, which were returned to treasury. On December 31, 2014, the Company returned 40,000 post-split shares (200,000,000 pre-split shares) to treasury in connection with the dissolution of the licensing agreement with a third party. During the first quarter of 2015, Company’s counsel, who had previously been issued 32,000 shares as compensation, returned those shares to Treasury. As of December 31, 2017 and 2016, the Company has 1,040 treasury shares at cost basis.

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

As of December 31, 2017 and 2016, there are 45,000 Series B Preferred Shares outstanding, respectively.

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

As of December 31, 2017 and 2016, there are 700 Series C Preferred Shares outstanding, respectively.

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

As of December 31, 2017 and 2016, there are 66,000 Series D Preferred Shares outstanding.

Series G Preferred Shares

On December 29, 2017, Guardian Patch converted all of the principal and interest of the Note, into 2,000,000 shares of Series G Preferred Stock. The Series G Preferred Stock is entitled to vote on an as-converted basis, automatically converts to common stock upon any liquidation, dissolution or winding up and the Company may not declare a dividend until the Series G Preferred Stock has received a dividend. Each share of Series G Preferred Stock is convertible into one shares of common stock of the Company and contain standard anti-dilution rights. As long as at least 15% of the Series G Preferred Stock remain outstanding, without the consent of 67% of the Series G Preferred Stock, the Company may not incur indebtedness or liens, acquire its shares of common stock, enter into transactions with an affiliate or amend its Articles of Incorporation or Bylaws. Guardian LLC has agreed to restrict its ability to convert the Series G Preferred Stock and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and its affiliates after such conversion does not exceed 4.9% of the then issued and outstanding shares of common stock.

As of December 31, 2017 there are 2,000,000 Series G Preferred Shares outstanding.

Warrants

The following is a summary of warrant activity:

	Warrants Outstanding	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2015	—
Granted	93,750		2.25
Forfeited	—
Exercised	—
Outstanding, December 31, 2016	93,750	$			$—
Granted	22,666,666		0.54
Forfeited	—
Exercised	—
Outstanding, December 31, 2017	22,760,416		$0.55
Exercisable, December 31, 2017	22,760,416		$0.55	4.67	$13,640,000

The exercise price for warrant outstanding and exercisable at December 31, 2017:

Outstanding and Exercisable

Number of	Exercise
Warrants	Price
22,000,000	$0.50
666,666	2.00
93,750	2.25
22,760,416

The Company issued 9,000,000 warrants as consideration for the acquisition of the RWJ assets (see Note 3) and issued an aggregate of 13,000,000 warrants to two consultants for services rendered. The services, which include business development, analysis, and interaction with professionals, were principally related to assisting the Company with the acquisition of the RWJ assets (see Note 3). The fair value of the 13,000,000 warrants of $4,782,297 was determined using the Black-Scholes option pricing model with the following assumptions:

●	Expected life of 5.0 years

●	Volatility of 250%;

●	Dividend yield of 0%;

●	Risk free interest rate of 1.73%

Note 12 - Income Taxes

At December 31, 2017 and 2016, the significant components of the deferred tax assets are summarized below:

	2017	2016

Deferred income tax asset
Net operation loss carryforwards	2,329,554	1,642,678
Book to tax differences in intangible assets	74,100	—
Total deferred income tax asset	2,403,654	1,642,678
Less: valuation allowance	(2,403,654)	(1,642,678)
Total deferred income tax asset	$—	$—

The valuation allowance increased by $760,976 and $6765,264 in 2017 and 2016 as a result of the Company generating additional net operating losses. The Company’s net operating loss carryforward of approximately $5,900,000 begin to expire in 2024.

Income tax expense reflected in the consolidated statements of income consist of the following for 2017 and 2016:

	2017	2016
Current
Federal	$—	$—
State	—	—
	—	—
Deferred
Federal	—	—
State	—	—
	—	—

Income tax expense	$—	$—

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2017 and 2016 is as follows:

	2017		2016
	Amount	Percent	Amount	Percent

Federal statutory rates	$(3,497,679)	34.0%	$(539,317)	34.0%
State income taxes	(514,365)	5.0%	(79,311)	5.0%
Amortization of intangible assets	74,100	-0.7%	—	0.0%
Permanent differences	3,251,067	-31.6%	(56,636)	3.6%
Valuation allowance against net deferred tax assets	686,876	-6.7%	675,264	-42.6%
Effective rate	$—	0.00%	$—	0.00%

The Company files income tax returns in the U.S. federal jurisdiction, and state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2014.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carryforward periods available to the Company for tax reporting purposes, and other relevant factors.

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its consolidated statements of operations. There were no interest or penalties accrued as of December 31, 2017 and 2016.

Note 13 - Related Parties

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the party in making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences. All of the Company’s revenue in 2016 and $180,000 of the Company’s 2017 revenue is from IT services delivered to a single customer, Guardian LLC, which is a related party to the Company. The revenue generated from Guardian LLC was paid to the Company via a reduction in the amount that the Company owes Guardian LLC that is classified as Due to Guardian LLC in the accompanying consolidated balance sheet. All expenses in the Company’s operations were incurred as a consequence of delivering Company’s obligations under the joint venture agreement between the parties to commercialize the technology that is being developed by the LLC.

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

Effective August 15, 2016, the Employment Agreement of Mansour Khatib, our CMO, was amended and restated as follows: Upon the Company generating $1,000,000 in revenue during any three (3) month period (the “Threshold Requirement”), the Executive will receive salary at the rate of $100,000 annually (the “Base Salary”); provided, however, that that Company shall pay to Executive $5,000 per month (the “Monthly Salary Advance”) commencing on August 15, 2016, which such Monthly Salary Advance shall be an advance on the Base Salary and shall continue to be paid to Executive until such time that the Company launches its GopherInsight™ technology into the consumer markets. Once the Threshold Requirement is met, the Base Salary will be payable in equal increments not less often than monthly in arrears and in any event consistent with the Company’s payroll policy and practices. The Base Salary of the Executive may from time to time be increased, but not decreased, by the Board, in its absolute discretion, including potential bonuses.”

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

On December 29, 2017, all the principal and accrued interest were converted into 2,000,000 share of Series G preferred stock.

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

Note 14 - Contingencies

Legal Proceedings

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business.  There is currently no litigation that management believes will have a material impact on the financial position of the Company.

On August 26, 2015, the Company finalized a consulting agreement that it entered into on August 11, 2015 with Michael Korsunsky (“Consultant”) pursuant to which Consultant was engaged by the Company to (i) provide introductions to strategic business alliances, (ii) advise on exposure and risk in the operation of smart phone applications and (iii) advise on market fluctuations within the different categories of the smart phone application delivery services sector, in consideration of 100,000 restricted shares of common stock of the Company, which shares were issued on or around August 26, 2015. On or around November 17, 2016, the Company filed a complaint against Consultant in Superior Court of the State of California, County of Riverside, for Breach of Contract and Breach of Implied Covenant of Good Faith and Fair Dealing. The Consultant been served, surrender his certificate but to date has not filed a defense. This case has since been dismissed.

On June 10, 2016, the Company entered into a consulting agreement with Waterford Group LLC (“Waterford”) pursuant to which the Company engaged Waterford to provide sales and marketing consulting and advisory services to the Company in consideration of 100,000 shares of restricted common stock of the Company (the “Shares”) and a common stock purchase warrant (the “Warrant”) to acquire 750,000 shares of restricted common stock of the Company at an exercise price of $2.25 per share for a period of five (5) years. 50,000 of the Shares were issued to Waterford upon the execution of the Agreement. The Warrant vested on a quarterly basis in eight (8) equal quarterly installments each in the amount of 93,750 shares each quarter during the term of the Agreement. The first quarterly installment vested upon the execution of the Agreement and each subsequent quarterly installment was to vest each quarter thereafter. The Company believes that Waterford is in default of its agreement, as it failed to perform or provide any services under the agreement. As such, the Company put Waterford on notice in writing that the Company did not issue shares or warrants during the third or fourth fiscal quarters of 2016 due to the default.

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

On or around February 27, 2017, the Company was issued a stay of the temporary restraining order barring its transfer agent from providing shares in connection with the exercise of the first Waterford warrant on 93,750 shares that was provided to Waterford in connection with the execution of the engagement letter that was executed by the parties on or around June 10, 2016. The matter is currently in arbitration.

On or around April 10, 2017, the Company was billed by its transfer agent (“TA”) for approximately $11,500 for legal fees (“TA Charges”) in connection with a lawsuit brought by one of the Company’s shareholders against the TA. The Company is not a named party in this litigation. The Company disputes the TA Charges, as the Company’s position is that the TA Charges are not covered under the indemnification section of the Company’s agreement with its TA. As the TA refused to provide further services, the Company paid the fees, and booked it as an expense in this quarter. This matter has been resolved amicably, and the Company continues its relationship with the TA.

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

Note 15 – Concentrations

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

There have been no losses in these accounts through December 31, 2017 and December 31, 2016.

In 2016, the Company had one customer that contributed 100% of its revenues. Concentration of revenue and accounts payable as of December 31, 2016, the Company has one customer, which counts 100% of its revenue. Per the terms of the JV with the LLC, the LLC has committed to fund all Company’s needs, as well as needs of the JV. Failure of the LLC to provide the Company or the JV with said funding would represent a significant Credit Risk. As of December 31, 2017 and 2016 the Company has a payable to Guardian LLC of $1,350,262 and $660,132, respectively.

Note 16 - Subsequent Events

Management has evaluated events that occurred subsequent to the end of the reporting period shown herein:

On January 14, 2018, the Company entered into an Initial Term Agreement (the “ITA”) with Spare CS Inc. (“Spare”), a Delaware corporation, pursuant to which the Company agreed to acquire 50% of the equity of Spare. Spare is a mobile banking app that allows customers to access cash with no ATM, no debit or credit card, and no purchase required from participating merchants.

As set forth in the ITA, the Company agreed to provide Spare with all needed operating costs and will fund $100,000 every three months until Spare has positive cash flow. The Company provided the initial $100,000 on January 16, 2018. D’Ontra Hughes, CEO of Spare, will continue as CEO for 24 months at a salary of $10,000 per month and all current management will remain in place for 12 months. In addition, the Company will issue Spare 1,500,000 shares of common stock and a common stock purchase warrant to acquire 1,000,000 shares of common stock at an exercise price of $3.00 per share for a period of three years. The Company also agreed to place 1,500,000 shares of common stock in escrow as a limited form of price protection for six months.

Although the Company consider the terms in the ITA to be binding and the Company has provided an initial funding of $100,000 to Spare, the closing the transactions is subject to the completion of due diligence and drafting and execution of a definitive purchase agreements and related transaction documents. There is no guarantee that the parties will successfully negotiate and finalize a definitive purchase agreement, that the Board of Directors of each company will approve such agreement or that the transaction set forth in the ITA will close.

On February 1, 2018, Gopher Protocol Inc. (the “Company”) formed Ugopherservices Limited (“Ugopher England”), under the laws of England and Wales, as a private limited company and a wholly-owned subsidiary.

The purpose of establishing Ugopher England is to expand the Company’s prepaid financial and calling services to international consumers.

On March 2, 2018, Gopher Protocol Inc. (the “Company”) entered into and closed a Securities Purchase Agreement with Bellridge Capital, LLC (“Bellridge”) pursuant to which Bellridge invested $750,000 into the Company in consideration of a 10% Convertible Debenture (the “Bellridge Debenture”) and common stock purchase warrants to acquire an aggregate of 500,000 shares of common stock exercisable for a period of five years at an exercise price of $2.35 per share. The Bellridge Debenture bears interest of 10% and is payable March 1, 2019. The Bellridge Debenture is convertible into shares of common stock at $0.90 per share subject to antidilution protection. During an event of default, the conversion price in effect on any conversion date means, as of any conversion date or other date of determination, shall be 35% of the lowest trading price for the Company’s common stock during the 20 trading Days immediately preceding the delivery of a notice of conversion. Bellridge has agreed to restrict its ability to convert the Bellridge Debenture or exercise its Common Stock Purchase Warrants and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. On or about May 2, 2018, at the election of Bellridge, Bellridge may acquire an additional Bellridge Debenture in the principal amount of $750,000 and a Common Stock Purchase Warrant on the terms of the initial closing.

On March 2, 2018, the Company delivered 1,000,000 shares of Common Stock to an escrow agent. The 1,000,000 escrow shares are to be utilized for the purpose of limited price protection. If, beginning on the 7 th  monthly anniversary of the issuance of the 1,000,000 escrow shares, Bellridge has sold shares issuable upon conversion of the Bellridge Debenture at a sales price of less than $1.10 per share, then that number of shares shall be released from escrow to Bellridge as a limited make whole using the following formula:

(($1.00 – closing price on 1 st  day of each monthly anniversary beginning on the 1 st  day of the 7 th  month (and continuing monthly until all shares are sold) / closing price of the 1 st  monthly day in question) * number of shares sold at a price less than $1.10.

As long as the Company is not in default of the Bellridge Debenture or in breach of the Securities Purchase Agreement, at any time during which Bellridge owns the Bellridge Debenture, Bellridge commits to limit in the aggregate all sales of the shares of common stock issued upon conversion of the Bellridge Debenture and the related Common Stock Purchase Warrant to the greater of not more than (i) 10.00% of the daily trading volume for the Company’s common stock as reported for that day or (ii) $35,000. Breach of this leak-out provision will be considered a material breach by Bellridge.

As of the date hereof, the Company is obligated on the Bellridge Debenture in the principal amount of $750,000 in connection with the offering. The Bellridge Debenture is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company.

The offer and sale of securities listed above were made to an accredited investor and the Company relied upon the exemptions contained in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated there under with regard to those sales. No advertising or general solicitation was employed in offering the securities. The offers and sales were made to one party, an accredited investor, and transfer of the securities issued was restricted by the Company in accordance with the requirements of the Securities Act of 1933.

On March 16, 2018 ( “Closing Date”), the Company entered into and closed an Asset Purchase Agreement dated March 1, 2018 (the “ECS Purchase Agreement”) with ECS Prepaid LLC (“ECS”), a Missouri limited liability company, pursuant to which the Company purchased certain assets from ECS, including, but not limited to, the processing prepaid platform, servers, POS terminals, customer list, a processing software program and goodwill, in consideration of $1,100,000 of which $100,000 was paid on the Closing Date and the balance is to be paid pursuant to a secured promissory note in the amount of $1,000,000 (the “ECS Note”). In addition, the Company issued 500,000 shares of common stock of the Company (the “ECS Shares”) and warrants to purchase 500,000 shares of common stock (the “ECS Warrants”). The ECS Warrants were assigned by ECS to Dennis Winfrey. The ECS Warrants are exercisable for a period of five years at a fixed exercise price of $1.85 per share and contain standard anti-dilution protection. Under the ESC Note, which is secured by the assets acquired by the Company from ECS, the Company is required to make ten equal payments of $100,000 commencing on April 15, 2018. The Company may prepay the ECS Note at any time without penalty. The ECS Note is a short-term debt obligation that is material to the Company.

At closing, the Company and Derron Winfrey entered into an Employment Agreement pursuant to which Mr. Winfrey was retained as Chief Operating Officer for a term of one year, subject to an automatic extension, unless terminated, in consideration of a base salary of $144,000 and an annual bonus of $25,000 in shares of common stock of the Company subject to the discretion of the Board of Directors of the Company. In addition, Mr. Winfrey received a signing bonus of 250,000 shares of common stock, a Common Stock Purchase Warrant to acquire 500,000 shares of common stock at an exercise price of $1.85 per share and a $50,000 bonus with $25,000 paid on the Closing Date and $25,000 payable on May 1, 2018. The Company also entered into an Employment Agreement with Mark Garner pursuant to which Mr. Garner was retained as Vice President of Operations for a term of one year, subject to an automatic extension, unless terminated, in consideration of a base salary of $120,000 and an annual bonus of $25,000 in shares of common stock of the Company subject to the discretion of the Board of Directors of the Company. In addition, Mr. Garner received a signing bonus of 250,000 shares of common stock, a Common Stock Purchase Warrant to acquire 500,000 shares of common stock at an exercise price of $1.85 per share and a $50,000 bonus with $25,000 paid on the Closing Date and $25,000 payable on May 1, 2018. On March 16, 2018, Mr. Bauer was appointed as Chairman of the Board of the Company.

On the Closing Date, the Company and J.I.L. Venture LLC (“JIL Venture”), a non-related party, which assisted structuring and negotiating the ECS Purchase Agreement and related asset purchase, entered a Consulting Agreement dated March 1, 2018. In consideration for the services, the Company issued JIL Venture 1,000,000 shares of common stock and warrants to purchase 1,500,000 shares of common stock exercisable for a term of five years at an exercise price of $1.85 per share. JIL Venture assigned 500,000 shares of common stock and 750,000 warrants to acquire 750,000 shares of common stock to Michelle Bauer, the wife of Gregory Bauer, CEO and a director of the Company.

On April 2, 2018 ( “Closing Date”), Gopher Protocol Inc. (the “Company”) entered into and closed an Asset Purchase Agreement (the “Electronic Purchase Agreement”) with Electronic Check Services Inc. (“Electronic Check”), a Missouri corporation, pursuant to which the Company purchased certain assets from Electronic Check, including, but not limited to, assets associated with software that validates written check authenticity, in consideration of $75,000 paid on the Closing Date. In addition, the Company issued 250,000 shares of common stock of the Company (the “Electronic Shares”) and warrants to purchase 250,000 shares of common stock (the “Electronic Warrants”). The Electronic Warrants were assigned by Electronic Check to Dennis Winfrey, the shareholder of Electronic Check. The Electronic Warrants are exercisable for a period of five years at a fixed exercise price of $2.70 per share and contain standard anti-dilution protection.

On April 2, 2018, the Company entered into and closed an Asset Purchase Agreement (the “Central Purchase Agreement”) with Central State Legal Services Inc. (“Central”), a Missouri corporation, pursuant to which the Company purchased certain assets from Central, including, but not limited to, assets associated with the a system to recover funds from returned checks, in consideration of $25,000 paid on the Closing Date. Derron Winfrey, the COO of the Company, is a director and President of Electronic Check and Central. Derron Winfrey’s parents are the shareholders of Check and Central.

On the Closing Date, the Company and J.I.L. Venture LLC (“JIL Venture”), a non-related party, which assisted structuring and negotiating the ECS Purchase Agreement and related asset purchase, entered a Consulting Agreement dated April 2, 2018. In consideration for the services, the Company issued JIL Venture 250,000 shares of common stock and warrants to purchase 250,000 shares of common stock exercisable for a term of five years at an exercise price of $2.70 per share.

The shares of common stock and the warrants were issued pursuant to exemptions from registration provided by Section 4(a)(2) and/or Regulation D of the 1933 Securities Act, as amended. No advertising or general solicitation was employed in offering the securities. The offer and sale was made to an accredited investor and transfer of the common stock issued was restricted by the Company in accordance with the requirements of the Securities Act of 1933, as amended.

On April 6, 2018, the Company and Danny Rittman, Chief Technology Officer and a Director of the Company, agreed to amend his employment agreement pursuant to which he will receive salary at the rate of $250,000 annually payable in equal increments of $15,000 per month.  An additional $70,000 shall be payable within 15 days of the end of the calendar year.