Form 10-Q
period 2018-03-31
Gopher Protocol Inc.
filed 2018-05-14
CIK 1471781

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.00001 par value	130,935,102 Common Shares
(Class)	(Outstanding at May 14, 2018)

GOPHER PROTOCOL, INC.

Item 1: Condensed consolidated financial statements

GOPHER PROTOCOL, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31,	December 31,
	2018	2017
	(unaudited)
Current Assets:
Cash	$894,819	$1,305,062
Accounts receivable	691,397	41,947
Inventory	264,545	262,749
Prepaid expenses	56,000	—
Total current assets	1,906,761	1,609,758

Property and equipment, net	310,803	263,082
Intangible assets, net	7,404,762	6,666,667
Other assets	101,979	1,979
Goodwill	3,003,577	950,619

Total assets	$12,727,882	$9,492,105

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses (including related parties of $144,281 and $51,167)	$1,466,927	$1,199,215
Due to Guardian LLC (related party)	1,412,625	1,350,262
Convertible notes payable, net of discount of $690,247 and $54,377	59,753	25,623
Note payable	1,000,000	—
Derivative liability	—	95,164
Total current liabilities	3,939,305	2,670,264

Note payable	2,600,000	2,600,000
Total liabilities	6,539,305	5,270,264

Contingencies	—	—

Stockholders’ Equity:
Series B Preferred stock, $0.00001 par value; 20,000,000 shares authorized; 45,000 and 45,000 shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Series C Preferred stock, $0.00001 par value; 10,000 shares authorized; 700 and 700 shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Series D Preferred stock, $0.00001 par value; 100,000 shares authorized; 0 and 66,000 shares issued and outstanding at March 31, 2018 and December 31, 2017	—	1
Series G Preferred stock, $0.00001 par value; 2,000,000 shares authorized; 2,000,000 and 2,000,000 shares issued and outstanding at March 31, 2018 and December 31, 2017	20	20
Common stock, $0.00001 par value; 500,000,000 shares authorized; 130,132,072 and 58,215,406 shares issued and outstanding at March 31, 2018 and December 31, 2017	3,301	2,582
Treasury stock, at cost; 1,040 shares at March 31, 2018 and December 31, 2017	(643,059)	(643,059)
Additional paid in captial	35,317,999	19,243,959
Accumulated deficit	(28,489,684)	(14,381,662)
Total stockholders’ equity	6,188,577	4,221,841
Total liabilities and stockholders’ equity	$12,727,882	$9,492,105

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GOPHER PROTOCOL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2018	2017

Sales:
Sales	$7,859,606	$—
Related party sales	45,000	45,000
Total sales	7,904,606	45,000

Cost of goods sold	7,704,176	—

Gross profit	200,430	45,000

Operating expenses:
General and administrative expenses	4,390,107	170,629
Marketing expenses	130,177	56,548
Acquisition costs	9,588,872	—
Total operating expenses	14,109,156	227,177

Loss from operations	(13,908,726)	(182,177)

Other income (expense):
Amortization of debt discount	(114,130)	—
Change in fair value of derivative liability	(18,123)	—
Interest expense and financing costs	(67,043)	(1,005)
Total other income (expense)	(199,296)	(1,005)

Loss before income taxes	(14,108,022)	(183,182)

Income tax expense	—	—

Net loss	$(14,108,022)	$(183,182)

Weighted average common shares outstanding:
Basic and diluted	87,457,999	28,661,920

Net loss per share:
Basic and diluted	$(0.16)	$(0.01)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GOPHER PROTOCOL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2018	2017

Cash Flows From Operating Activities:
Net loss	$(14,108,022)	$(183,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	23,993	337
Amortization of intangible assets	261,905	—
Amortization of debt discount	114,130	—
Change in fair value of derivative liability	18,123	—
Shares issued for services	7,743,725	—
Warrants issued for services	4,964,788	—
Changes in operating assets and liabilities:
Accounts receivable	(649,450)	1,748
Inventory	(1,796)	—
Prepaid expenses	(56,000)	—
Accounts payable and accrued expenses	267,712	176,899
Due to Guardian, LLC	62,363
Accrued interest on convertible notes payable	—	1,005
Net cash used in operating activities	(1,358,529)	(3,193)

Cash Flows From Investing Activities:
Purchase of property and equipment	(21,714)	—
Cash paid for acquisition of ECS Prepaid	(100,000)	—
Cash paid for investment in Spare	(100,000)	—
Net cash used in investing activities	(221,714)	—

Cash Flows From Financing Activities:
Issuance of convertible notes	750,000	—
Repayment of convertible notes	(80,000)	—
Issuance of common stock	500,000	—
Net cash provided by financing activities	1,170,000	—

Net decrease in cash	(410,243)	(3,193)

Cash, beginning of period	1,305,062	5,096

Cash, end of period	$894,819	$1,903

Cash paid for:
Interest	$36,695	$—
Income taxes	$—	$—

Supplemental non-cash investing and financing activities
Debt discount	$750,000	$—
Transfer of derivative liability to equity	$113,287	$—

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GOPHER PROTOCOL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(UNAUDITED)

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

The unaudited consolidated financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to such rules and regulations. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results expected for the year ending December 31, 2018.

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

On March 16, 2018, the Company entered into and closed an Asset Purchase Agreement dated March 1, 2018 with ECS Prepaid LLC (“ECS”), a Missouri limited liability company, pursuant to which the Company purchased certain assets from ECS, including, but not limited to, the processing prepaid platform, servers, POS terminals, customer list, and a processing software program.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, UGopherServices Corp, since the date of acquisition (September 1, 2017), Ugopherservices Limited (since its date of formation of February 1, 2018) an England and Wales a private limited company that it currently inactive and ECS, since the date of acquisition (March 1, 2018). All significant intercompany transactions and balances have been eliminated.

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company grants credit to establishments (such as convenient stores) who sell the Company’s products under credit terms that it believes are customary in the industry and does not require collateral to support customer receivables. The Company currently does not provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal receivable terms vary from 7-30 days after the issuance of the invoice and typically would be considered past due when the term expires. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. The Company’s allowance for doubtful accounts was $0 and $0 at March 31, 2018 and December 31, 2017, respectively.

Inventory

Inventory is valued at the lower of the inventory’s cost (first in, first out basis) or the current market price of the inventory. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. At March 31, 2018 and December 31, 2017, all of the Company’s inventory was finished goods inventory which consisted principally of phones and phone card products, including PINS for cell minutes, SIM cards for cell minutes, as well as gift cards.

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at March 31, 2018 and December 31, 2017, the Company believes there was no impairment of its long-lived assets.

Intangible Assets

The Company’s intangible assets were all acquired with the acquisition of certain RWJ assets in 2017 and the acquisition of certain ECS assets (see Note 3) in 2018 are being amortized over 84 months. The Company performs a test for impairment at least annually. As of March 31, 2018 and December 31, 2017, the Company performed the required impairment analysis which resulted in no impairment adjustments.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under accounting requirements, goodwill is not amortized but is subject to annual impairment tests. The Company recorded goodwill of $950,619 related to its acquisition of certain RWJ assets in 2017 and $2,052,958, related to its acquisition of certain ECS assets in 2018.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of December 31, 2017, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion. During the three months ended March 31, 2018, the convertible note with the embedded conversion feature was repaid; therefore, there are no derivative financial instruments outstanding at March 31, 2018.

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

The Company did not identify any non-recurring assets and liabilities that are required to be presented in the consolidated balance sheets at fair value in accordance with ASC 815 at March 31, 2018.

Treasury Stock

Treasury stock is recorded at cost. The re-issuance of treasury shares is accounted for on a first in, first-out basis and any difference between the cost of treasury shares and the re-issuance proceeds are charged or credited to additional paid-in capital. During 2011, the Company bought back 8 post-split shares (38,000 pre-split) shares of its own shares.

Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 606, Revenue From Contracts with Customers. The Company recognizes revenue from the sale of phones and phone card products at the time of sale to the customer. The Company recognizes revenue from IT-related services at the time the services are performed.

Cost of Goods Sold

Cost of goods sold represents the cost of the phone and phone card products sold by the Company. In 2017 the Company did not have cost of goods sold since all of its revenue was generated from consulting income. In 2018, the entire cost of goods sold relates to products sold by the Company’s new acquired acquisitions in September 2017 and March 2018.

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

	March 31,	March 31,
	2018	2017
Series B preferred stock	3,000	3,000
Series C preferred stock	770	770
Series D preferred stock	—	66,000,000
Series G preferred stock	2,000,000	—
Warrants	26,260,416	93,750
Convertible notes	833,333	7,287,641
Total	29,097,519	73,385,161

Recent Accounting Pronouncements

In January 2017, the FASB issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The adoption of this ASC did not have an impact on its financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of this ASC did not have an impact on its financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of this ASC did not have an impact on its financial statements.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017.   Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein.  Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  The Company has evaluated the impact of ASU 2014-09 on the Company’s financial statements and disclosures does not believe the impact will be material. The Company will adopt this ASU beginning on January 1, 2018 and will use the prospective method of adoption.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 3 - Acquisition

On March 16, 2018, the Company entered into and closed an asset purchase agreement dated March 1, 2018 with ECS Prepaid LLC (“ECS”), a Missouri limited liability company, pursuant to which the Company purchased certain assets from ECS, including, but not limited to, the processing prepaid platform, servers, POS terminals, customer list, a processing software program and goodwill, in consideration of $1,100,000 of which $100,000 was paid on the Closing Date and the balance is to be paid pursuant to a secured promissory note in the amount of $1,000,000. In addition, the Company issued 500,000 shares of common stock of the Company and warrants to purchase 500,000 shares of common stock that are exercisable for a period of five years at a fixed exercise price of $1.85 per share. The note is secured by the assets acquired by the Company from ECS and the Company is required to make ten equal principal payments of $100,000 commencing on April 15, 2018. The Company may prepay the note at any time without penalty.

The Company entered into this asset purchase agreement to acquire the software need to process transactions for its prepaid business and to acquire additional terminal locations by which the Company will deploy its technology.

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

Purchase price

Cash	$100,000
500,000 shares of common stock (1)	1,010,000
Secured promissory note	1,000,000
500,000 warrants (2)	992,958
$3,102,958

Allocation of purchase price
Property and equipment	$50,000
Software	1,000,000
Goodwill	2,052,958
Purchase price	$3,102,958

(1) – the fair value of the common stock was calculated based on the closing market price of the Company’s common stock at the date of acquisition.

(2) -- the fair value of the 9,000,000 warrants was determined using the Black-Scholes option pricing model with the following assumptions:

●	Expected life of 5.0 years
●	Volatility of 210%;
●	Dividend yield of 0%;
●	Risk free interest rate of 2.65%

The revenue from the acquisition of the ECS assets included in the results of operations from the date of acquisition on to March 31, 2018 was $4,027,614.

The unaudited pro forma information below present statement of operations data as if the acquisition of the ECS assets took place on January 1, 2017.

	Three Months Ended March 31,
	2018	2017
Sales	$13,192,736	$6,531,712
Cost of goods sold	12,919,309	6,571,859
Gross profit	273,427	(40,147)
Operating expenses	14,237,155	421,255
Loss from operations	(13,963,728)	(461,402)
Net loss	(14,163,024)	(462,407)
Loss per share	(0.16)	(0.02)

Note 4 - Property and Equipment, Net

Property and equipment consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017

Furniture	$33,739	$33,740
Computers and equipment	52,615	22,816
POSA machines	295,881	253,965
	382,235	310,521
Less accumulated depreciation	(71,432)	(47,439)
Property and equipment, net	$310,803	$263,082

Depreciation expense for the three months ended March 31, 2018 and 2017 was $23,993 and $337, respectively.

Note 5 – Intangible Assets, Net

The following are the details of intangible assets at March 31, 2018 and December 31, 2017:

	March 31	December 31,
	2018	2017
Leased locations	$7,000,000	$7,000,000
Software	1,000,000
	8,000,000	7,000,000
Less accumulated amortization	(595,238)	(333,333)
Intangible assets, net	$7,404,762	$6,666,667

All of the above intangible assets are being amortized over 84 months.

Amortization expense for the three months ended March 31, 2018 and 2017 was $261,905 and $0, respectively.

The estimated future amortization expense related to intangible assets are as follows:

Twelve months ending March 31,
2019	$1,142,857
2020	1,142,857
2021	1,142,857
2022	1,142,857
2023	1,142,857
Thereafter	1,690,477
$7,404,762

Note 6 - Other Assets

Other assets at March 31, 2018 consist of an acquisition deposit of $100,000 (See Note 12) and a lease deposit of $1,979.

Note 7 – Convertible Notes Payable

Convertible notes payable at March 31, 2018 and December 31, 2017 consist of the following:

	March 31,	December 31,
	2018	2017
Convertible notes payable to Power Up	$—	$80,000
Convertible notes payable to Bellridge Capital	750,000	—
Total convertible notes payable	750,000	80,000
Unamortized debt discount	(690,247)	(54,377)
Convertible notes payable	$59,753	$25,623

Power Up Lending Group Ltd.

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

As of March 6, 2018, the Company has paid off in full all principal, interest and penalties with respect to the Power Up Note and there are no further obligations owed with respect to such note.

Bellridge Capital LLC

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

In connection with the Bellridge Debenture, the Company issued 500,000 warrants to purchase shares of the Company’s common stock with an exercise price of $2.35.

The Company first determined the value of the convertible note and the fair value of the detachable warrants issued in connection with this transaction. The estimated value of the warrants of $827,428 and was determined using the Black-Scholes option pricing model with the following assumptions:

●	Expected life of 5.0 years

●	Volatility of 210%;

●	Dividend yield of 0%;

●	Risk free interest rate of 2.65%

The face amount of the convertible note of $750,000 was proportionately allocated to the convertible note and the warrant in the amount of $356,593 and $393,407, respectively. The amount allocated to the warrants of $393,407 was recorded as a discount to the convertible note and as additional paid in capital. The value of the convertible note was then allocated between the convertible note and the beneficial conversion feature, which amounted to $0 and $356,593, respectively. The combined total discount is $750,000, and will be amortized over the year life of the convertible note.

Discounts on convertible notes

The Company recognized interest expense of $114,130 during the three months ended March 31, 2018 related to the amortization of the debt discount. The unamortized debt discount at March 31, 2018 is $690,247.

A roll-forward of the convertible note from December 31, 2017 to March 31, 2018 is below:

Convertible notes, December 31, 2017	$25,623
Issued for cash	750,000
Repayment in cash	(80,000)
Debt discount related to new convertible notes	(750,000)
Amortization of debt discounts	114,130
Convertible notes, March 31, 2018	$59,753

Note 8 - Derivative Liability

The certain of the convertible notes payable discussed in Note 7 have a conversion price that can be adjusted based on the Company’s stock price which results in the conversion feature being recorded as a derivative liability.

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

The Company uses a weighted average Black-Scholes-Merton option pricing model with the following assumptions to measure the fair value of derivative liability at December 31, 2017:

Stock price	$1.12
Risk free rate	1.76%
Volatility	175%
Conversion/ Exercise price	$0.60
Dividend rate	0%
Term (years)	0.5 years

The following table represents the Company’s derivative liability activity for the three months ended March 31, 2018:

Derivative liability balance, December 31, 2017	$95,164
Fair value of beneficial conversion feature of debt repaid	(113,287)
Change in derivative liability during the period	18,123
Derivative liability balance, December 31, 2017	$—

During the three months ended March 31, 2018, the convertible note with the embedded conversion feature was repaid; therefore, there is no derivative liability outstanding at March 31, 2018.

Note 9- Note Payable

In connection with the acquisition RWJ in September 2017, the Company issued a note payable. The note accrues interest at 3.5% per annum is due on December 31, 2019 and is secured by the assets purchased in the acquisition. This note payable is classified as long-term in the accompanying consolidated balance sheet.

In connection with the acquisition of ECS as discussed in Note 3, the Company issued a note payable. The note is to be repaid in monthly installment payments of $100,000 with the final payment due on January 15, 2019. This note is secured by the assets purchased in the acquisition and is classified as long-term in the accompanying consolidated balance sheet.

Note 10- Stockholders’ Equity

Common Stock

During the three months ended March 31, 2018, the Company had the following transactions in its common stock:

●	issued 66,000,000 shares in connection with the conversion of 66,000 shares of Series D Preferred Stock;

●	issued 250,000 shares to a consultant for professional services rendered valued at $123,725. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the dates that the shares earned based on the agreement;

●	issued an aggregate of 500,000 shares to two employees as part of their employment agreements. The value of the common stock of $1,010,000 was determined based on the closing stock price of the Company’s common stock on the date of the employment agreement;

●	issued 3,000,000 to a consultant for services related to assisting the Company with the acquisition of the RWJ assets. The 3,000,000 shares were earned when the operations of the RWJ assets produced revenue in excess of $10,000,000. The value of the common stock of $4,590,000 was determined based on the closing stock price of the Company’s common stock on the date of the shares were earned.

●	issued an aggregate of 1,000,000 shares to two consultants for services rendered valued at $2,020,000. One of the consultants who received 500,000 shares is the wife of the Company’s CEO. The services, which include business development, analysis, and interaction with professionals, were principally related to assisting the Company with the acquisition of the ECS assets (see Note 3). The value of the common stock was determined based on the closing stock price of the Company’s common stock on the closing date of acquisition of ECS;

●	issued 500,000 shares for the acquisition of the ECS assets valued at $1,010,000. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the acquisition date; and

●	issued 666,666 shares of common stock to an investor for cash proceeds of $500,000 (See discussion below).

On December 29, 2017, the Company entered into a Securities Purchase Agreement with Eagle Equities, LLC (“Eagle”) pursuant to which Eagle agreed to purchase up to 2,000,000 shares of the Company’s common stock for a purchase price of $1,500,000 or $0.75 per share. The closing occurred on December 29, 2017 with respect to the funding of $1,000,000 resulting in the issuance of 1,333,334 shares of common stock (the “First Closing Shares”). Eagle agreed to potentially purchase an additional 666,666 shares of common stock (the “Second Closing Shares”) on or before March 31, 2018 for a purchase price of $500,000 subject to various closing conditions. On March 21, 2018, Eagle purchased an additional 666,666 shares of common stock for a purchase price of $500,000.

The Company placed an aggregate of 2,000,000 shares of common stock (the “Escrow Shares”) in escrow to be utilized for the purpose of limited price protection. If, beginning on the seventh month anniversary of the issuance of the First Closing Shares and Second Closing Shares, Eagle has sold any of the First Closing Shares or the Second Closing Shares at a sales price of less than $0.72 per share, then that number of Escrow Shares shall be released from escrow to Eagle as a limited make whole which shall be determined by using the following formula:

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

On January 23, 2018, Reko Holdings, LLC converted 66,000 shares of its Series D Preferred Stock into 66,000,000 restricted common shares.

As of March 31, 2018 and December 31, 2017, there are 0 and 66,000, respectively, Series D Preferred Shares outstanding.

Warrants

 The following is a summary of warrant activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2017	22,760,416	$0.55	4.67	$13,640,000
Granted	3,500,000	1.92
Forfeited	—
Exercised	—
Outstanding, March 31, 2018	26,260,416	$0.73	4.45	$50,806,666
Exercisable, March 31, 2018	26,260,416	$0.73	4.45	$50,806,666

The exercise price for warrant outstanding and exercisable at March 31, 2018:

Outstanding and Exercisable

Number of	Exercise
Warrants	Price
22,000,000	$0.50
3,000,000	1.85
666,666	2.00
93,750	2.25
500,000	2.35
26,260,416

During the three months ended, the Company issued:

●	500,000 warrants in connection with a convertible note payable;

●	500,000 warrants as consideration for the acquisition of the ECS assets (see Note 3) valued at $992,958;

●	1,000,000 warrants to two employees as part of their employment agreements valued at $1,985,915;

●	1,500,000 warrants to two consultants for services rendered. One of the consultants who received 500,000 warrants is the wife of the Company’s CEO The services, which include business development, analysis, and interaction with professionals, were principally related to assisting the Company with the acquisition of the ECS assets (see Note 3) valued at $2,978,873.

The fair value of the warrants listed above was determined using the Black-Scholes option pricing model with the following assumptions:

●	Expected life of 5.0 years

●	Volatility of 210%;

●	Dividend yield of 0%;

●	Risk free interest rate of 2.65%

Note 11 - Related Parties

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the party in making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences. All of the Company’s revenue for the three months ended March 31, 2017 and $45,000 of the Company’s revenue for the three months ended March 31, 2018 is from IT services delivered to a single customer, Guardian LLC, which is a related party to the Company. The revenue generated from Guardian LLC was paid to the Company via a reduction in the amount that the Company owes Guardian LLC that is classified as Due to Guardian LLC in the accompanying consolidated balance sheet. All expenses in the Company’s operations were incurred as a consequence of delivering Company’s obligations under the joint venture agreement between the parties to commercialize the technology that is being developed by the LLC.

On April 22, 2015, Michael Murray was appointed by the Company as the Chairman of the Board, CEO, and President of the Company. Mr. Murray resigned as an executive officer on September 1, 2017. On March 4, 2015, the Company entered into a Territorial License Agreement with Hermes, which is the basis for the Company’s current operations. Mr. Murray was the owner of 9,900 shares of Series D Preferred Stock of the Company that was convertible at Mr. Murray’s election into 9,900,000 shares of common stock. To date, Mr. Murray has converted all of his Series D Preferred Stock into common shares of the Company.

On June 30, 2015, the Company appointed Dr. Danny Rittman as Chief Technical Officer and a board member. On August 20, 2015, the Company entered into an agreement with Dr. Rittman pursuant to which the parties agreed that (i) all inventions, improvements and developments made or conceived by Dr. Rittman, either solely or in collaboration with others pertaining to Company’s business, will be the property of Company, and (ii) Dr. Rittman will assign to the Company any and all intellectual property related to the Company’s consumer heuristic technology platform. The agreement with Dr. Rittman was contingent upon the Company funding its commitments per the June 16, 2015 - Amended and Restated Territorial License Agreement. Failure of the Company providing this funding, in full, or partially, will automatically terminate any GOPH ownership of the intellectual properties. Dr. Rittman is the Chief Technology Officer and a director of the Company as well as the Chairman of the Company’s Advisory Board, which is in formation. Dr. Rittman and Mr. Murray jointly own 9,900 shares of Series D Preferred Stock of the Company that is convertible at Dr. Rittman’s or Mr. Murray’s election into 9,900,000 shares of common stock. To date, Mr. Rittman has converted all of his Series D Preferred Stock into common shares of the Company.

On August 20, 2015, the Company entered into an agreement with Dr. Rittman pursuant to which the parties agreed that (i) all inventions, improvements and developments made or conceived by Dr. Rittman, either solely or in collaboration with others pertaining to Company’s business, will be the property of Company, and (ii) Dr. Rittman agreed to assign to the Company any and all intellectual property related to the Company’s consumer heuristic technology platform, subject to certain conditions. The Company has expensed the stated value of that intellectual property in these financial statements.

On or around March 18, 2016 the Company and Dr. Danny Rittman entered into an agreement intended to clarify the relationship between Dr. Rittman and the Company and the ownership of certain technology in connection with certain agreements previously entered into between Company and Dr. Rittman and with third parties. Specifically, the Company entered into that certain Territorial License Agreement with Hermes Roll LLC dated March 4, 2015, which such agreement was amended to expand the related territorial license to a worldwide license pursuant to that certain Amended and Restated Territorial License Agreement dated June 16, 2015 (the “Amended and Restated Territorial License Agreement”), and that certain Letter Agreement (the “Letter Agreement”) entered into between Dr. Rittman and the Company dated August 20, 2015. The aforementioned agreements were tied to the funding of the Company in the minimum amount of $5,000,000 (the “Required Funding”) and the assignment to the Company and/or ownership by the Company of all past, present and future technology in the form of intellectual property, including, but not limited to patents, trademarks, domains, applications, social media pages (e.g. Twitter, LinkedIn and landing pages) (collectively, the “IP”), which such IP was paid for exclusively by Dr. Rittman and/or his affiliated companies, was contingent upon the Company obtaining the Required Funding by no later than October 30, 2015 (the “Contingency”). Accordingly, it was agreed to by the parties that all inventions, improvements and developments made or conceived by the Dr. Rittman, either solely or in collaboration with others pertaining to Company’s business, would be the property of the Company subject to the Contingency. In the event the Contingency was not met, the Letter Agreement would be cancelled and rendered null and void. The Company acknowledged that the Company did not meet the Contingency, technically resulting in the cancellation of the Letter Agreement and rendering the Letter Agreement null and void. Moreover, the Company failed to meet its obligations under the Amended and Restated Territorial License Agreement, including the further development of the consumer heuristic technology platform, thereby creating a vacuum in its development in all aspects, including the ability to obtain funding, resulting in the need for Dr. Rittman’s partners to perform the necessary development work related to the above agreements.

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

On March 29, 2016, Gopher contributed all of its rights relating to its proprietary microchip that is within a sticky patch package (the “Patch”) to Guardian LLC in consideration of 50% of the profit generated by Guardian LLC (the “Joint Venture”). Guardian LLC is responsible for investing all needed funds for the purpose of developing the Patch and related products to the Patch. In addition, Guardian LLC is required to provide short term loans to Gopher on an as needed basis secured by Gopher’s economic interest in the Joint Venture. The Company will provide IT services to Guardian LLC for a monthly fee. Dr. Rittman has signed an amendment employment agreement with the Company.

The Company is the exclusive license holder for certain intellectual property relating to GopherInsight technology. The Company has assigned all its rights as they relate to the Guardian Patch to Guardian LLC as consideration for the JV. Guardian LLC has commenced development of the products. Certain private investors will provide all initial funding to the Company via the LLC for product development. Guardian LLC will fund the development, and the Company will provide IT services via Dr. Rittman for a monthly fee. Dr. Rittman has signed an amendment employment agreement with the Company. As the Company is not a member of Guardian LLC, the Company and Guardian LLC have formed a Joint Venture (“JV”) for the purposes of developing and marketing the Patch. Guardian LLC will be responsible for funding the development of the Patch. The Company will not need be required to invest funds in said JV. The Company responsibilities will be limited to the marketing of the product, where the marketing budget will be funded by Guardian LLC. Moreover, Guardian LLC has committed to provide the Company with working capital as needed. The Company has assigned and pledged to the LLC all its license derivative rights as they pertain to the Patch only. Dr. Rittman may be offered membership rights at some point in the future with Guardian LLC, with which the Company is a JV partner, but is not equity member. The Company has agreed with Guardian LLC that the same JV principles of the Guardian LLC for the patch will apply for the other two products (Epsilon and Puzpix) which will be vested under designated LLCs that will be incorporated by the LLC members. During the three months ended March 31, 2018 and 2017, $45,000 and $45,000, respectively, of the Company’s revenue was related to IT service provided to the LLC for Dr. Rittman services, in connection with the development of the Patch.

 On July 21, 2016 members of the Guardian LLC, together with Dr. Rittman, incorporated Alpha EDA, LLC (“Alpha”). The members of the LLC appointed Dr. Rittman as the manager of Alpha. The Company, the LLC and Alpha have agreed that all Epsilon Rights, as well as Puzpix rights, will be assigned to Alpha. Alpha and the Company entered into a JV agreement similar to the Patch Joint Venture agreement (as described above), whereby Alpha will fund all of its operational and developmental needs (software development, support, marketing and administrative), and the profits of Alpha will be distributed equally to the two equal Joint venture partners, Guardian h LLC and the Company. Alpha will hold all intellectual property rights related to software. Currently, three products will be owned by Alpha – the Epsilon software, the Puzpix social game and the Guardian Pack application. The Company and its technology licensing partners, Guardian LLC and Alpha, are preparing to introduce said new products (Epsilon, Guardian Pack & PuzPix) to the market beginning in 2018, and the Sphere during the second half of fiscal 2017. Certain problems caused by the need to miniaturize both the chip design and the battery caused a delay in the rollout from its planned launch during the first half of the year. The Epsilon product will be presented for time-based license agreements utilizing a designated website on top of customary distributing channels for the product. Epsilon is under confidential evaluation agreement with third party.

During 2016, the Company relocated its headquarters to 2500 Broadway, Suite F-125, Santa Monica, California. The Company paid approximately $5,000 per month in rent for this office space, and paid a $1,979 security deposit that is classified in our financial statements contained herein as a prepaid expense. The lease is being paid for by the Guardian LLC via reimbursement. The Company moved into smaller office space during the quarter, and its security deposit was adjusted downward to cover the smaller space in April 2016. The Company believes its current facilities will be adequate for the foreseeable future.

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

In March 2018, in connection with consulting services provided to the Company in connection with its acquisition of ECS Prepaid, LLC, the wife of the Company’s CEO received 500,000 shares of common stock and warrants to purchase 500,000 shares common stock.

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

Spare CS, Inc.

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

There have been no losses in these accounts through March 31, 2018.

In 2017, the Company had one customer that contributed 100% of its revenues. Per the terms of the JV with the LLC, the LLC has committed to fund all Company’s needs, as well as needs of the JV. Failure of the LLC to provide the Company or the JV with said funding would represent a significant Credit Risk. As of March 31, 2018 and December 31, 2017 the Company has a payable to Guardian LLC of $1,412,625 and $1,350,262, respectively.

Note 14 - Subsequent Events

Management has evaluated events that occurred subsequent to the end of the reporting period shown herein:

On April 2, 2018 (“Closing Date”), the Company entered into and closed an Asset Purchase Agreement (the “Electronic Purchase Agreement”) with Electronic Check Services Inc. (“Electronic Check”), a Missouri corporation, pursuant to which the Company purchased certain assets from Electronic Check, including, but not limited to, assets associated with software that validates written check authenticity, in consideration of $75,000 paid on the Closing Date. In addition, the Company issued 250,000 shares of common stock of the Company (the “Electronic Shares”) and warrants to purchase 250,000 shares of common stock (the “Electronic Warrants”). The Electronic Warrants were assigned by Electronic Check to Dennis Winfrey, the shareholder of Electronic Check. The Electronic Warrants are exercisable for a period of five years at a fixed exercise price of $2.70 per share and contain standard anti-dilution protection.

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

On April 9, 2018, Bellridge elected to exercise the Bellridge Option, as such the Company and Bellridge closed the second financing as contemplated by the Securities Purchase Agreement entered with Bellridge pursuant to which Bellridge invested an additional $750,000 into the Company in consideration of a 10% Convertible Debenture (the “Second Bellridge Debenture” and together with the First Bellridge Debenture, the “Bellridge Debenture”) and common stock purchase warrants to acquire an aggregate of 500,000 shares of common stock exercisable for a period of five years at an exercise price of $2.35 per share (the “Second Bellridge Warrant” and together with the First Bellridge Warrant, the “Bellridge Warrant”) The Bellridge Debenture bears interest of 10% and is payable one year from issuance. The First Bellridge Debenture and the Second Bellridge Debenture are convertible into shares of common stock at $0.90 per share and $1.00 per share, respectively, subject to limited antidilution protection.

During an event of default, the conversion price for the Bellridge Debenture in effect on any conversion date means, as of any conversion date or other date of determination, shall be 35% of the lowest trading price for the Company’s common stock during the 20 trading Days immediately preceding the delivery of a notice of conversion. Bellridge has agreed to restrict its ability to convert the Bellridge Debenture or exercise the Bellridge Warrant and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

In connection with both closings, the Company delivered 1,000,000 shares of common stock to an escrow agent. The escrow shares are to be utilized for the purpose of limited price protection. If, beginning on the 7 th  monthly anniversary of the issuance of the escrow shares, Bellridge has sold shares issuable upon conversion of the Bellridge Debenture at a sales price of less than $1.10 per share, then that number of shares shall be released from escrow to Bellridge as a limited make whole using the following formula:

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

As of the date hereof, the Company is obligated on the Bellridge Debenture in the principal amount of $1,500,000 in connection with the offering. The Bellridge Debenture is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company. Other than the Bellridge Debentures, the Company does not have any other convertible debt on its balance sheet.

On April 16, 2018, Kevin F. Pickard was appointed by the Company to serve as the Chief Financial Officer of the Company.

The Company and Mr. Pickard entered into an Executive Retention Agreement dated April 16, 2018 pursuant to which Mr. Pickard agreed to serve as Chief Financial Officer in consideration of an annual salary of $120,000. The Company also issued Mr. Pickard 250,000 shares of common stock and granted Mr. Pickard a Stock Option to acquire 500,000 shares of common stock of the Company at an exercise price of $2.80 per share for a period of five years. The Stock Options vest in tranches of 100,000 shares commencing on the one-year anniversary and continuing thereafter on an annual basis or in full in the event of a change of control.

On April 25, 2018, Muhammad Khilji was appointed to the Board of Directors of the Company to serve as a director of the Company. Mr. Khilji entered into an agreement pursuant to which he will serve as a director. The director agreement provides that he will one tine grant of 100,000 shares of common stock and a stock option to acquire 100,000 shares of common stock exercisable for a period of five years at $2.50 per share. In addition, Mr. Khilji will receive 100,000 shares of common stock per year vesting in increments of 25,000 per quarter commencing January 1, 2019. The Company will also pay Mr. Khilji $5,000 per quarter.

On May 4, 2018, the Company entered into a Securities Purchase Agreement with Eagle Equities, LLC (“Eagle”) pursuant to which Eagle agreed to purchase up to 1,212,120 shares of the Company’s common stock for an aggregate purchase price of $2,000,000 or $1.65 per share. The closing occurred on May 4, 2018 with respect to the funding of $500,000 resulting in the issuance of 303,030 shares of common stock. Additional closings of $500,000 for 303,030 shares are scheduled to close on May 25, 2018, June 15, 2018 and July 5, 2018 each.

The Company agreed to place 303,030 shares of common stock each tranche (the “Escrow Shares”) in escrow to be utilized for the purpose of limited price protection. If, beginning on the seventh month anniversary of the closing of each tranche, Eagle has sold any of its shares of common stock at a sales price of less than $1.65 per share, then that number of Escrow Shares shall be released from escrow to Eagle as a limited make whole which shall be determined by using the following formula:

($1.65 – Closing Price) / Closing Price) * number of shares sold at a price less than $1.65.

Closing Price is price on the first day of each monthly anniversary beginning on the first day of the 7th month (and continuing monthly until the earlier of June 4, 2019 or until all shares are sold.

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this Report.

This section of the report should be read together with Footnotes of the Company audited financials. The audited statements of operations for the three months ended March 31, 2018 and 2017 are compared in the sections below.

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

On April 2, 2018 (“Closing Date”), Gopher Protocol Inc. (the “Company”) entered into and closed an Asset Purchase Agreement (the “Electronic Purchase Agreement”) with Electronic Check Services Inc. (“Electronic Check”), a Missouri corporation, pursuant to which the Company purchased certain assets from Electronic Check, including, but not limited to, assets associated with software that validates written check authenticity, in consideration of $75,000 paid on the Closing Date. In addition, the Company issued 250,000 shares of common stock of the Company (the “Electronic Shares”) and warrants to purchase 250,000 shares of common stock (the “Electronic Warrants”). The Electronic Warrants were assigned by Electronic Check to Dennis Winfrey, the shareholder of Electronic Check. The Electronic Warrants are exercisable for a period of five years at a fixed exercise price of $2.70 per share and contain standard anti-dilution protection.

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

Results of Operations:

Three months ended March 31, 2018 and March 31, 2017

A comparison of the statements of operations for the three months ended March 31, 2018 and 2016 is as follows:

	Three Months Ended March 31,		Change
	2018	2017	$	%

Sales	$7,904,606	$45,000	$7,859,606	17465.8%
Cost of goods sold	7,704,176	—	7,704,176
Gross profit	200,430	45,000	155,430	345.4%
Operating expenses	14,109,156	227,177	13,881,979	6110.6%
Loss from operations	(13,908,726)	(182,177)	(13,726,549)	7534.7%
Other expense	(199,296)	(1,005)	(198,291)	19730.4%
Loss before provision for income taxes	(14,108,022)	(183,182)	(13,924,840)	7601.6%
Provision for income taxes	—	—	—
Net loss	$(14,108,022)	$(183,182)	$(13,924,840)	7601.6%

Sales for the three months ended March 31, 2018 were $7,904,606 compared to $45,000 for the same period in 2017. The sales from 2017 to 2018 are not comparable since the increase of $7,859,606 or 17,466% is almost all the result of sales of $7,859,606 generated from the acquisitions of RWJ and ECS.

Our gross margins for the three months ended March 31, 2018 were 2.6% as compared to 100.0% for the same period in 2017. The decrease in due to the sales generated by the RWJ assets and ECS assets have a much lower gross margin.

Operating expenses for the three months ended March 31, 2018 were $14,109,156 compared to $227,177 for the same period in 2017. The increase of $13,881,979 or 6,110% is due to including the operating cost for the newly acquired acquisitions and common stock and warrants valued at $12,708,513 being issued to consultants and employees for services rendered during the three months ended March 31, 2018.

Other expense for the three months ended March 31, 2018 was $199,296, an increase of $198,291 from $1,005 for the same period in 2017. The increase is principally due to net charges to earnings resulting from the issuance of convertible notes with conversion features.

Net loss for the three months ended March 31, 2018 was $14,108,022 compared to $183,182 for the same period in 2017 due to the factors described above. The periods are not comparable due to the acquisitions of RWJ and ECS in the third fiscal quarter of 2017 and the first quarter of 2018, respectively.

Liquidity and Capital Resources

Our cash was $894,819 and $1,305,062 at March 31, 2018 and December 31, 2017, respectively. Cash used in operating activities during the three months ended March 31, 2018 was $1,358,529, compared to $3,193 during the same period in 2017. Certain items are not comparable between the periods, including common stock and warrants issued for services in 2018, amortization of intangible assets from recent acquisitions and amortization of debt discount which result from the convertible notes issued in 2017. Our working capital position worsened going from a working capital deficit of $1,060,506 at December 31, 2017 to a working capital deficit of $2,032,544 at March 31, 2018, principally as a result of the issuance of a note payable for $1,000,000 related to the acquisition of certain assets ECS Prepaid LLC. Cash flows used in investing activities were $221,714 during the three months ended March 31, 2018, compared to $0 for the same period in 2017. The increase is due to the purchase of property and equipment, , the amount paid for the ECS Prepaid LLC acquisition and the amount paid as an acquisition deposit for Spare CS, Inc. Cash from financing activities for the three months ended March 31, 2018 was $1,170,000, compared to $0 for the same period in 2017. The increase is due to the issuance of a convertible note and the sale of common stock in 2018.

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

On April 9, 2018, Bellridge elected to exercise the Bellridge Option, as such the Company and Bellridge closed the second financing as contemplated by the Securities Purchase Agreement entered with Bellridge pursuant to which Bellridge invested an additional $750,000 into the Company in consideration of a 10% Convertible Debenture (the “Second Bellridge Debenture” and together with the First Bellridge Debenture, the “Bellridge Debenture”) and common stock purchase warrants to acquire an aggregate of 500,000 shares of common stock exercisable for a period of five years at an exercise price of $2.35 per share (the “Second Bellridge Warrant” and together with the First Bellridge Warrant, the “Bellridge Warrant”) The Bellridge Debenture bears interest of 10% and is payable one year from issuance. The First Bellridge Debenture and the Second Bellridge Debenture are convertible into shares of common stock at $0.90 per share and $1.00 per share, respectively, subject to limited antidilution protection.

During an event of default, the conversion price for the Bellridge Debenture in effect on any conversion date means, as of any conversion date or other date of determination, shall be 35% of the lowest trading price for the Company’s common stock during the 20 trading Days immediately preceding the delivery of a notice of conversion. Bellridge has agreed to restrict its ability to convert the Bellridge Debenture or exercise the Bellridge Warrant and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

In connection with both closings, the Company delivered 1,000,000 shares of common stock to an escrow agent. The escrow shares are to be utilized for the purpose of limited price protection. If, beginning on the 7 th  monthly anniversary of the issuance of the escrow shares, Bellridge has sold shares issuable upon conversion of the Bellridge Debenture at a sales price of less than $1.10 per share, then that number of shares shall be released from escrow to Bellridge as a limited make whole using the following formula:

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

As of the date hereof, the Company is obligated on the Bellridge Debenture in the principal amount of $1,500,000 in connection with the offering. The Bellridge Debenture is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company. Other than the Bellridge Debentures, the Company does not have any other convertible debt on its balance sheet.

We sustained net losses of $14,108,022 for the three months ended March 31, 2018. In addition, we had a working capital deficit of $2,032,544 and accumulated deficit of $28,489,684 at December 31, 2018. We recently purchased the assets of RWJ Advanced Marketing, LLC in 2017 and ECS Prepaid LLC in 2018. Both these companies have historically generated significant revenues which we expect to continue in the future. In addition, during the past 30 days, the Company has raised or secured approximately $2,750,000 in convertible debt and equity capital, and expects to raise additional capital in the future. With the cash flow from operations from the recent acquisitions and the cash received from recent convertible debt and equity capital, we believe we will have sufficient cash to meet our obligations for the next 12 months.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2018, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Eagle Equities

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

Upon any of its securities being available for resale under Rule 144 as promulgated under the Securities Act of 1933, Eagle shall limit its sales with regard to any shares of common stock it owns to the greater of $10,000 in gross sales per day or 10% of the aggregate trading volume per day.

Bellridge

On March 1, 2018, the Company entered into and closed a Securities Purchase Agreement (the “Bellridge Agreement”) with Bellridge Capital, LP (“Bellridge”) pursuant to which Bellridge invested $750,000 into the Company in consideration of a 10% Convertible Debenture (the “First Bellridge Debenture”) and common stock purchase warrants to acquire an aggregate of 500,000 shares of common stock exercisable for a period of five years at an exercise price of $2.35 per share (the “First Bellridge Warrant”). The Bellridge Agreement provided that Bellridge was entitled to acquire an additional 10% Convertible Debenture in the principal amount of $750,000 and a Common Stock Purchase Warrant on the terms of the initial closing (“Bellridge Option”).

On April 9, 2018, Bellridge elected to exercise the Bellridge Option, as such the Company and Bellridge closed the second financing as contemplated by the Securities Purchase Agreement entered with Bellridge pursuant to which Bellridge invested an additional $750,000 into the Company in consideration of a 10% Convertible Debenture (the “Second Bellridge Debenture” and together with the First Bellridge Debenture, the “Bellridge Debenture”) and common stock purchase warrants to acquire an aggregate of 500,000 shares of common stock exercisable for a period of five years at an exercise price of $2.35 per share (the “Second Bellridge Warrant” and together with the First Bellridge Warrant, the “Bellridge Warrant”) The Bellridge Debenture bears interest of 10% and is payable one year from issuance. The First Bellridge Debenture and the Second Bellridge Debenture are convertible into shares of common stock at $0.90 per share and $1.00 per share, respectively, subject to limited antidilution protection.

During an event of default, the conversion price for the Bellridge Debenture in effect on any conversion date means, as of any conversion date or other date of determination, shall be 35% of the lowest trading price for the Company’s common stock during the 20 trading Days immediately preceding the delivery of a notice of conversion. Bellridge has agreed to restrict its ability to convert the Bellridge Debenture or exercise the Bellridge Warrant and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

In connection with both closings, the Company delivered 1,000,000 shares of common stock to an escrow agent. The escrow shares are to be utilized for the purpose of limited price protection. If, beginning on the 7th monthly anniversary of the issuance of the escrow shares, Bellridge has sold shares issuable upon conversion of the Bellridge Debenture at a sales price of less than $1.10 per share, then that number of shares shall be released from escrow to Bellridge as a limited make whole using the following formula:

(($1.00 – closing price on 1st day of each monthly anniversary beginning on the 1st day of the 7th month (and continuing monthly until all shares are sold) / closing price of the 1st monthly day in question) * number of shares sold at a price less than $1.10.

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

As of the date hereof, the Company is obligated on the Bellridge Debenture in the principal amount of $1,500,000 in connection with the offering. The Bellridge Debenture is a debt obligations arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company. Other than the Bellridge Debentures, the Company does not have any other convertible debt on its balance sheet.

ECS Prepaid

On March 16, 2018 (“Closing Date”), the Company entered into and closed an Asset Purchase Agreement dated March 1, 2018 (the “ECS Purchase Agreement”) with ECS Prepaid LLC (“ECS”), a Missouri limited liability company, pursuant to which the Company purchased certain assets from ECS, including, but not limited to, the processing prepaid platform, servers, POS terminals, customer list, a processing software program and goodwill, in consideration of $1,100,000 of which $100,000 was paid on the Closing Date and the balance is to be paid pursuant to a secured promissory note in the amount of $1,000,000 (the “ECS Note”). In addition, the Company issued 500,000 shares of common stock of the Company (the “ECS Shares”) and warrants to purchase 500,000 shares of common stock (the “ECS Warrants”). The ECS Warrants were assigned by ECS to Dennis Winfrey. The ECS Warrants are exercisable for a period of five years at a fixed exercise price of $1.85 per share and contain standard anti-dilution protection. Under the ESC Note, which is secured by the assets acquired by the Company from ECS, the Company is required to make ten equal payments of $100,000 commencing on April 15, 2018. The Company may prepay the ECS Note at any time without penalty. The ECS Note is a short-term debt obligation that is material to the Company.

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

Electronic Check Services

On April 2, 2018 (“Closing Date”), the Company entered into and closed an Asset Purchase Agreement (the “Electronic Purchase Agreement”) with Electronic Check Services Inc. (“Electronic Check”), a Missouri corporation, pursuant to which the Company purchased certain assets from Electronic Check, including, but not limited to, assets associated with software that validates written check authenticity, in consideration of $75,000 paid on the Closing Date. In addition, the Company issued 250,000 shares of common stock of the Company (the “Electronic Shares”) and warrants to purchase 250,000 shares of common stock (the “Electronic Warrants”). The Electronic Warrants were assigned by Electronic Check to Dennis Winfrey, the shareholder of Electronic Check. The Electronic Warrants are exercisable for a period of five years at a fixed exercise price of $2.70 per share and contain standard anti-dilution protection.

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

Chief Financial Officer

On April 16, 2018, Kevin F. Pickard was appointed by the Company to serve as the Chief Financial Officer of the Company.

The Company and Mr. Pickard entered into an Executive Retention Agreement dated April 16, 2018 pursuant to which Mr. Pickard agreed to serve as Chief Financial Officer in consideration of an annual salary of $120,000. The Company also issued Mr. Pickard 250,000 shares of common stock and granted Mr. Pickard a Stock Option to acquire 500,000 shares of common stock of the Company at an exercise price of $2.80 per share for a period of five years. The Stock Options vest in tranches of 100,000 shares commencing on the one-year anniversary and continuing thereafter on an annual basis or in full in the event of a change of control.

New Director

On April 25, 2018, Muhammad Khilji was appointed to the Board of Directors of the Company to serve as a director of the Company. Mr. Khilji entered into an agreement pursuant to which he will serve as a director. The director agreement provides that he will one tine grant of 100,000 shares of common stock and a stock option to acquire 100,000 shares of common stock exercisable for a period of five years at $2.50 per share. In addition, Mr. Khilji will receive 100,000 shares of common stock per year vesting in increments of 25,000 per quarter commencing January 1, 2019. The Company will also pay Mr. Khilji $5,000 per quarter.

Eagle Equities – May 2018

On May 4, 2018, the Company entered into a Securities Purchase Agreement with Eagle Equities, LLC (“Eagle”) pursuant to which Eagle agreed to purchase up to 1,212,120 shares of the Company’s common stock for an aggregate purchase price of $2,000,000 or $1.65 per share. The closing occurred on May 4, 2018 with respect to the funding of $500,000 resulting in the issuance of 303,030 shares of common stock. Additional closings of $500,000 for 303,030 shares are scheduled to close on May 25, 2018, June 15, 2018 and July 5, 2018 each.

The Company agreed to place 303,030 shares of common stock each tranche (the “Escrow Shares”) in escrow to be utilized for the purpose of limited price protection. If, beginning on the seventh month anniversary of the closing of each tranche, Eagle has sold any of its shares of common stock at a sales price of less than $1.65 per share, then that number of Escrow Shares shall be released from escrow to Eagle as a limited make whole which shall be determined by using the following formula:

($1.65 – Closing Price) / Closing Price) * number of shares sold at a price less than $1.65.

Closing Price is price on the first day of each monthly anniversary beginning on the first day of the 7th month (and continuing monthly until the earlier of June 4, 2019 or until all shares are sold.

Series D Conversion

The Company issued 66,000,000 shares in connection with the conversion of 66,000 shares of Series D Preferred Stock.

The issuance of the securities set forth herein were made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and/or Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(a)(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the note was an accredited investor.

Item 3. Defaults Upon Senior Securities

None

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

4.48 4.49 4.50 4.51 4.52 4.53

Note payable by Gopher Protocol Inc. to ECS, LLC dated March 1, 2018 (53)

10% Convertible Debenture issued to Bellridge Capital, LP dated April 9, 2018 (54)

Common Stock Purchase Warrant issued to Bellridge Capital, LP dated April 9, 2018 (54)

Stock Option issued to Kevin Pickard dated April 16, 2018 (55)

Stock Option issued to Muhammad Khilji dated April 25, 2018 (56)

Securities Purchase Agreement by and between Gopher Protocol Inc. and Eagle Equities, LLC dated May 4, 2018 (57)

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
10.51 10.52 10.53 10.54 10.55

Consulting Agreement between Gopher Protocol Inc. and J.I.L. Venture LLC dated March 1, 2018(53)

Executive Retention Agreement by and between Gopher Protocol Inc. and Kevin Pickard dated April 16, 2018 (55)

Indemnification Agreement by and between Gopher Protocol Inc. and Kevin Pickard dated April 16, 2018 (55)

Director Agreement by and between Gopher Protocol Inc. and Muhammad Khilji dated April 25, 2018 (56)

Indemnification Agreement by and between Gopher Protocol Inc. and Muhammad Khilji dated April 25, 2018 (56)

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
(53) (54) (55) (56) (57)

Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 21, 2018

Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 13, 2018

Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 18, 2018

Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 26, 2018.

Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 8, 2018.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

GOPHER PROTOCOL INC. (Registrant)

Date: May 14, 2018	By:	/s/ Gregory Bauer
Gregory Bauer
President, Chief Executive Officer, Secretary and Director (Principal Executive Officer)

Date: May 14, 2018	By:	/s/ Kevin Pickard
Kevin Pickard
Chief Financial Officer (Principal Financial and Accounting Officer)