Form 10-Q
period 2018-06-30
Gopher Protocol Inc.
filed 2018-08-13
CIK 1471781

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.00001 par value	132,538,132 Common Shares
(Class)	(Outstanding at August 10, 2018)

GOPHER PROTOCOL, INC.

Item 1: Condensed consolidated financial statements

GOPHER PROTOCOL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	June 30,	December 31,
	2018	2017
	(unaudited)
Current Assets:
Cash	$322,126	$1,305,062
Accounts receivable	694,532	41,947
Inventory	298,354	262,749
Prepaid expenses	88,000	—
Total current assets	1,403,012	1,609,758

Property and equipment, net	304,179	263,082
Intangible assets, net	7,191,696	6,666,667
Other assets	200,000	1,979
Goodwill	4,391,496	950,619

Total assets	$13,490,383	$9,492,105

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses (including related parties of $232,707 and $51,167)	$1,571,764	$1,199,215
Unearned revenue	57,789	—
Due to Guardian LLC (related party)	408,413	1,350,262
Convertible notes payable, net of discount of $1,084,254 and $54,377	415,746	25,623
Note payable	700,000	—
Derivative liability	—	95,164
Total current liabilities	3,153,712	2,670,264

Note payable	2,600,000	2,600,000
Total liabilities	5,753,712	5,270,264

Contingencies	—	—

Stockholders' Equity:
Series B Preferred stock, $0.00001 par value; 20,000,000 shares authorized; 45,000 and 45,000 shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Series C Preferred stock, $0.00001 par value; 10,000 shares authorized; 700 and 700 shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Series D Preferred stock, $0.00001 par value; 100,000 shares authorized; 0 and 66,000 shares issued and outstanding at June 30, 2018 and December 31, 2017	—	1
Series G Preferred stock, $0.00001 par value; 2,000,000 shares authorized; 2,000,000 and 2,000,000 shares issued and outstanding at June 30, 2018 and December 31, 2017	20	20
Common stock, $0.00001 par value; 500,000,000 shares authorized; 132,138,132 and 58,215,406 shares issued and outstanding at June 30, 2018 and December 31, 2017	3,321	2,582
Treasury stock, at cost; 1,040 shares at June 30, 2018 and December 31, 2017	(643,059)	(643,059)
Additional paid in captial	44,360,778	19,243,959
Accumulated deficit	(35,984,389)	(14,381,662)
Total stockholders' equity	7,736,671	4,221,841
Total liabilities and stockholders' equity	$13,490,383	$9,492,105

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GOPHER PROTOCOL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Sales:
Sales	$13,421,410	$—	$21,281,016	$—
Related party sales	45,000	45,000	90,000	90,000
Total sales	13,466,410	45,000	21,371,016	90,000

Cost of goods sold	12,919,777	—	20,623,953	—

Gross profit	546,633	45,000	747,063	90,000

Operating expenses:
General and administrative expenses	6,105,134	250,030	10,495,241	420,659
Marketing expenses	140,324	114,365	270,501	170,913
Acquisition costs	1,377,919	—	10,966,791	—
Total operating expenses	7,623,377	364,395	21,732,533	591,572

Loss from operations	(7,076,744)	(319,395)	(20,985,470)	(501,572)

Other income (expense):
Amortization of debt discount	(355,993)	(50,213)	(470,123)	(50,213)
Change in fair value of derivative liability	—	496,037	(18,123)	496,037
Interest expense and financing costs	(61,968)	(1,518,814)	(129,011)	(1,519,819)
Total other income (expense)	(417,961)	(1,072,990)	(617,257)	(1,073,995)

Loss before income taxes	(7,494,705)	(1,392,385)	(21,602,727)	(1,575,567)

Income tax expense	—	—	—	—

Net loss	$(7,494,705)	$(1,392,385)	$(21,602,727)	$(1,575,567)

Weighted average common shares outstanding:
Basic and diluted	131,420,134	37,706,759	109,560,508	37,816,078

Net loss per share:
Basic and diluted	$(0.06)	$(0.04)	$(0.20)	$(0.04)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GOPHER PROTOCOL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2018	2017

Cash Flows From Operating Activities:
Net loss	$(21,602,727)	$(1,575,567)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation of property and equipment	51,164	699
Amortization of intangible assets	549,971	—
Amortization of debt discount	470,123	50,213
Change in fair value of derivative liability	18,123	(496,037)
Financing cost		1,517,201
Shares issued for services	11,052,725	26,500
Warrants issued for services	7,570,668	—
Changes in operating assets and liabilities:
Accounts receivable	(652,585)	4,977
Inventory	(35,605)	—
Prepaid expenses	(88,000)	3,499
Accounts payable and accrued expenses	372,549	(469,408)
Unearned revenue	57,789	—
Due to Guardian, LLC	(941,849)	679,773
Accrued interest on convertible notes payable	—	2,618
Net cash used in operating activities	(3,177,654)	(255,532)

Cash Flows From Investing Activities:
Purchase of property and equipment	(27,261)	—
Cash paid for acquisitions	(200,000)	—
Cash paid for investment in Spare	(200,000)	—
Other	1,979	—
Net cash used in investing activities	(425,282)	—

Cash Flows From Financing Activities:
Issuance of convertible notes	1,500,000	300,482
Repayment of convertible notes	(80,000)	—
Payment on acquisition note	(300,000)
Issuance of common stock	1,500,000	—
Net cash provided by financing activities	2,620,000	300,482

Net decrease in cash	(982,936)	44,950

Cash, beginning of period	1,305,062	5,096

Cash, end of period	$322,126	$50,046

Cash paid for:
Interest	$36,695	$—
Income taxes	$—	$—

Supplemental non-cash investing and financing activities
Debt discount	$1,500,000	$909,919
Transfer of derivative liability to equity	$113,287	$—
Shares issued to reduce notes payable	$—	$25,217
Reclassification of a payable to Guardian LLC to a convertible note payable	$—	$679,773

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GOPHER PROTOCOL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

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

The unaudited consolidated financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to such rules and regulations. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results expected for the year ending December 31, 2018.

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

On April 2, 2018, the Company entered into and closed an asset purchase agreement with Electronic Check Services Inc. (“Electronic Check”), a Missouri corporation, pursuant to which the Company purchased certain assets from Electronic Check, including, but not limited to, assets associated with software that validates written check authenticity.

On April 2, 2018, the Company entered into and closed an asset purchase agreement with Central State Legal Services Inc. (“CSLS”), a Missouri corporation, pursuant to which the Company purchased certain assets from CSLS, including, but not limited to, assets associated with the a system to recover funds from returned checks.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, UGopherServices Corp, since the date of acquisition (September 1, 2017), Ugopherservices Limited (since its date of formation of February 1, 2018), an England and Wales a private limited company that is currently inactive and ECS, Electronic Check and CSLS since their respective dates of acquisition (March 1, 2018, April 2, 2018 and April 2, 2018). All significant intercompany transactions and balances have been eliminated.

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly-liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company grants credit to establishments (such as convenience stores) that sell the Company’s products under credit terms that it believes are customary in the industry and do not require collateral to support customer receivables. The accounts receivable balances are generally collected within 10 days of the product sale and the Company has minimal bad debts. The Company currently does not provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal receivable terms vary from 7-30 days after the issuance of the invoice and typically would be considered past due when the term expires. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. The Company’s allowance for doubtful accounts was $0 and $0 at June 30, 2018 and December 31, 2017, respectively.

Inventory

Inventory is valued at the lower of the inventory’s cost (first in, first out basis) or the current market price of the inventory. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. At June 30, 2018 and December 31, 2017, all of the Company’s inventory was finished goods inventory which consisted principally of phones and phone card products, including PINS for cell minutes, SIM cards for cell minutes, as well as gift cards.

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at June 30, 2018 and December 31, 2017, the Company believes there was no impairment of its long-lived assets.

Intangible Assets

The Company’s intangible assets were acquired with the acquisition of certain RWJ assets in 2017, and the acquisition of certain ECS, Electronic Check and CSLS assets in 2018 are being amortized over 84 months. The Company performs a test for impairment annually. As of June 30, 2018 and December 31, 2017, the Company performed the required impairment analysis, which resulted in no impairment adjustments.

Goodwill

Goodwill represents the excess of purchase price over the underlying book value of the net assets of the businesses that were acquired. Under accounting requirements, goodwill is not amortized, but is subject to annual impairment tests. The Company recorded goodwill of $950,619 related to its acquisition of certain RWJ assets in 2017, and $2,052,958 and $1,387,919, respectively, related to its acquisition of certain ECS and Electronic Check assets in 2018.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of December 31, 2017, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion. During the six months ended June 30, 2018, the convertible note with the embedded conversion feature was repaid; therefore, there are no derivative financial instruments outstanding at June 30, 2018.

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

For certain financial instruments, the carrying amounts reported in the balance sheets for cash and current liabilities, including convertible notes payable, each qualify as a financial instrument, and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

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

The Company did not identify any non-recurring assets and liabilities that are required to be presented in the consolidated balance sheets at fair value in accordance with ASC 815 at June 30, 2018.

Treasury Stock

Treasury stock is recorded at cost. The re-issuance of treasury shares is accounted for on a first in, first-out basis and any difference between the cost of treasury shares and the re-issuance proceeds are charged or credited to additional paid-in capital. During 2011, the Company bought back 8 post-split shares (38,000 pre-split) shares of its own shares.

Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 606, Revenue From Contracts with Customers. The Company recognizes revenue from the sale of phones, phone card products and prepaid cards at the time of sale to the customer. The Company recognizes revenue from IT-related services at the time the services are performed.

Cost of Goods Sold

Cost of goods sold represents the cost of the phone and phone card products sold by the Company. In 2017 the Company did not have cost of goods sold, as all of its revenue was generated from consulting income. In 2018, the entire cost of goods sold relates to products sold by the Company’s new acquired acquisitions in September 2017, March 2018 and April 2018.

Unearned revenue

Unearned revenue represents the amount received for the purchase of products that have not seen shipped to the Company’s customers. In the second quarter of 2018, the Company ran a pre-sales campaign for its pet tracker product and received $57,789 in unearned revenue as of June 30, 2018.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Due to the net loss incurred potentially dilutive instruments would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss for all periods presented. The following potentially-dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

	June 30,	June 30,
	2018	2017
Series B preferred stock	3,000	3,000
Series C preferred stock	770	770
Series D preferred stock	—	66,000,000
Series G preferred stock	2,000,000	—
Warrants	28,410,416	93,750
Convertible notes	1,583,333	10,060,102
Total	31,997,519	76,157,622

Recent Accounting Pronouncements

In June 2018, the FASB issued Accounting Standards Update (“ASU”) ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 is effective on January 1, 2019. Early adoption is permitted. The Company is in the process of evaluating the impact of this ASU on its financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The adoption of this ASU did not have an impact on its financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of this ASU did not have an impact on its financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this ASU on its financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of this ASU did not have an impact on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this ASU on its financial statements.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017.   Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein.  Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  The Company has evaluated the impact of ASU 2014-09 on the Company's financial statements and disclosures does not believe the impact will be material. The Company adopted this ASU beginning on January 1, 2018 and used the prospective method of adoption.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 3 - Acquisitions

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

On April 2, 2018, the Company entered into and closed an asset purchase agreement with Electronic Check, a Missouri corporation, pursuant to which the Company purchased certain assets from Electronic Check, including, but not limited to, assets associated with software that validates written check authenticity. The purchase price was $75,000 in cash, and the Company issued 250,000 shares of common stock of the Company and warrants to purchase 250,000 shares of common stock that are exercisable for a period of five years at a fixed exercise price of $2.70 per share.

On April 2, 2018, the Company entered into and closed an asset purchase agreement with CSLS, a Missouri corporation, pursuant to which the Company purchased certain assets from CSLS, including, but not limited to, assets associated with the a system to recover funds from returned checks, in consideration for $25,000.

The Company entered into these asset purchase agreements to acquire the software needed to process transactions for its prepaid business, and to acquire additional terminal locations by which the Company will deploy its technology.

A summary of the purchase price and the purchase price allocations at fair value is shown below. The purchase price allocation is preliminary and subject to change. The Company has not yet completed its analysis to determine the fair value of the assets acquired on the acquisition date. Once this analysis is complete, the Company will adjust, if necessary, the provisional amounts assigned to the assets purchased in the accounting period in which the analysis is completed.

			Electronic
	ECS		Check		CSLS	Total

Purchase price

Cash	$100,000		$75,000		$25,000	$200,000
Shares of common stock	1,010,000	a	695,000	c	—	1,705,000
Secured promissory note	1,000,000		—		—	1,000,000
Warrants	992,958	b	682,919	d	—	1,675,877
	$3,102,958		$1,452,919		$25,000	$4,580,877

Allocation of purchase price
Property and equipment	$50,000		$15,000		$—	$65,000
Software	1,000,000		50,000		25,000	1,075,000
Goodwill	2,052,958		1,387,919		—	3,440,877
Purchase price	$3,102,958		$1,452,919		$25,000	$4,580,877

a. the fair value of the 500,000 shares of common stock was calculated based on the closing market price of the Company’s common stock at the date of acquisition.

b. the fair value of the 500,000 warrants was determined using the Black-Scholes option pricing model with the following assumptions:

●	Expected life of 5.0 years
●	Volatility of 210%;
●	Dividend yield of 0%;
●	Risk free interest rate of 2.65%

c. the fair value of the 250,000 shares of common stock was calculated based on the closing market price of the Company’s common stock at the date of acquisition.

d. the fair value of the 250,000 warrants was determined using the Black-Scholes option pricing model with the following assumptions:

●	Expected life of 5.0 years
●	Volatility of 210%;
●	Dividend yield of 0%;
●	Risk free interest rate of 2.65%

The revenue from the acquisition of assets included in the results of operations from the date of acquisition to June 30, 2018 was $10,845,896.

The unaudited pro forma information below present statement of operations data as if the acquisition of assets had taken place on January 1, 2017.

	Six Months Ended June 30,
	2018	2017
Sales	$26,733,878	$13,621,042
Cost of goods sold	25,862,148	13,215,967
Gross profit	871,730	405,075
Operating expenses	21,900,805	1,779,178
Loss from operations	(21,029,075)	(1,374,103)
Net loss	(21,646,332)	(2,448,098)
Loss per share	(0.20)	(0.06)

Note 4 - Property and Equipment, Net

Property and equipment consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017

Furniture	$33,739	$33,740
Computers and equipment	56,824	22,816
POSA machines	312,219	253,965
	402,782	310,521
Less accumulated depreciation	(98,603)	(47,439)
Property and equipment, net	$304,179	$263,082

Depreciation expense for the six months ended June 30, 2018 and 2017 was $51,164 and $699, respectively.

Note 5 – Intangible Assets, Net

The following are the intangible assets at June 30, 2018 and December 31, 2017:

	June 30	December 31,
	2018	2017
Leased locations	$7,000,000	$7,000,000
Software	1,075,000	—
	8,075,000	7,000,000
Less accumulated amortization	(883,304)	(333,333)
Intangible assets, net	$7,191,696	$6,666,667

All of these intangible assets are being amortized over 84 months.

Amortization expense for the six months ended June 30, 2018 and 2017 was $549,971 and $0, respectively.

The estimated future amortization expense related to intangible assets is as follows:

Twelve months ending June 30,
2019	$1,153,571
2020	1,153,571
2021	1,153,571
2022	1,153,571
2023	1,153,571
Thereafter	1,423,841
$7,191,696

Note 6 - Other Assets

Other assets at June 30, 2018 consist of an acquisition deposit of $200,000 (See Note 12).

Note 7 – Convertible Notes Payable

Convertible notes payable at June 30, 2018 and December 31, 2017 consist of the following:

	June 30,	December 31,
	2018	2017
Convertible notes payable to Power Up	$—	$80,000
Convertible notes payable to Bellridge Capital	1,500,000	—
Total convertible notes payable	1,500,000	80,000
Unamortized debt discount	(1,084,254)	(54,377)
Convertible notes payable	$415,746	$25,623

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

As of March 6, 2018, the Company has paid off in full all principal, interest and penalties with respect to the Power Up Note, and there are no further obligations owed with respect to such note.

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

On April 9, 2018, Bellridge elected to exercise the Bellridge Option, and as such the Company and Bellridge closed the second financing as contemplated by the Securities Purchase Agreement entered with Bellridge pursuant to which Bellridge invested an additional $750,000 into the Company in consideration of a 10% Convertible Debenture (the “Second Bellridge Debenture” and together with the First Bellridge Debenture, the “Bellridge Debenture”) and common stock purchase warrants to acquire an aggregate of 500,000 shares of common stock exercisable for a period of five years at an exercise price of $2.35 per share (the “Second Bellridge Warrant” and together with the First Bellridge Warrant, the “Bellridge Warrant”) The Bellridge Debenture bears interest of 10% and is payable one year from issuance. The First Bellridge Debenture and the Second Bellridge Debenture are convertible into shares of common stock at $0.90 per share and $1.00 per share, respectively, subject to limited antidilution protection.

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

In connection with the Second Bellridge Debenture, the Company issued 500,000 warrants to purchase shares of the Company’s common stock with an exercise price of $2.35.

The Company first determined the value of the convertible note and the fair value of the detachable warrants issued in connection with this transaction. The estimated value of the warrants of $2,037,713 and was determined using the Black-Scholes option pricing model with the following assumptions:

●	Expected life of 5.0 years

●	Volatility of 210%;

●	Dividend yield of 0%;

●	Risk free interest rate of 2.60%

The face amount of the convertible note of $750,000 was proportionately allocated to the convertible note and the warrant in the amount of $548,222 and $201,778, respectively. The amount allocated to the warrants of $548,222 was recorded as a discount to the convertible note and as additional paid in capital. The value of the convertible note was then allocated between the convertible note and the beneficial conversion feature, which amounted to $0 and $201,778, respectively. The combined total discount is $750,000, and will be amortized over the year life of the convertible note.

Discounts on convertible notes

The Company recognized interest expense of $470,123 during the six months ended June 30, 2018 related to the amortization of the debt discount. The unamortized debt discount at June 30, 2018 is $1,084,254.

A roll-forward of the convertible note from December 31, 2017 to June 30, 2018 is below:

Convertible notes, December 31, 2017	$25,623
Issued for cash	1,500,000
Repayment in cash	(80,000)
Debt discount related to new convertible notes	(1,500,000)
Amortization of debt discounts	470,123
Convertible notes, June 30, 2018	$415,746

Note 8 - Derivative Liability

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

The Company uses a weighted average Black-Scholes-Merton option pricing model with the following assumptions to measure the fair value of derivative liability at December 31, 2017:

Stock price	$1.12
Risk free rate	1.76%
Volatility	175%
Conversion/ Exercise price	$0.60
Dividend rate	0%
Term (years)	0.5 years

The following table represents the Company’s derivative liability activity for the six months ended June 30, 2018:

Derivative liability balance, December 31, 2017	$95,164
Fair value of beneficial conversion feature of debt repaid	(113,287)
Change in derivative liability during the period	18,123
Derivative liability balance, June 30, 2018	$—

During the six months ended June 30, 2018, the convertible note with the embedded conversion feature was repaid; therefore, there is no derivative liability outstanding at June 30, 2018.

Note 9- Note Payable

In connection with the acquisition RWJ in September 2017, the Company issued a note payable. The note accrues interest at 3.5% per annum is due on December 31, 2019 and is secured by the assets purchased in the acquisition. This note payable of $2,600,000 is classified as long-term in the accompanying consolidated balance sheet.

In connection with the acquisition of ECS as discussed in Note 3, the Company issued a note payable. The note is to be repaid in monthly installment payments of $100,000 with the final payment due on January 15, 2019. As of June 30, 2018, four such payments have occurred. This note with a remaining balance of $700,000 at June 30, 2018 is secured by the assets purchased in the acquisition and is classified as short-term in the accompanying consolidated balance sheet.

Note 10- Stockholders’ Equity

Common Stock

During the six months ended June 30, 2018, the Company had the following transactions in its common stock:

●	issued 66,000,000 shares in connection with the conversion of 66,000 shares of Series D Preferred Stock;

●	issued 250,000 shares to a consultant for professional services rendered valued at $123,725. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the dates that the shares earned based on the agreement;

●	issued an aggregate of 1,400,000 shares to employees and board members as part of their agreements with the Company. The value of the common stock of $3,624,000 was determined based on the closing stock price of the Company’s common stock on the date of the respective agreements;

●	issued 3,000,000 to a consultant for services related to assisting the Company with the acquisition of the RWJ assets. The 3,000,000 shares were earned when the operations of the RWJ assets produced revenue in excess of $10,000,000. The value of the common stock of $4,590,000 was determined based on the closing stock price of the Company’s common stock on the date of the shares were earned.

●	issued aggregate of 1,250,000 shares to a consultant for services rendered valued at $2,715,000. The services, which include business development, analysis, and interaction with professionals, were principally related to assisting the Company with the acquisition of the ECS and Electronic Check assets (see Note 3). The value of the common stock was determined based on the closing stock price of the Company’s common stock on the closing date of acquisition of ECS and Electronic Check;

●	issued 500,000 shares for the acquisition of the ECS assets valued at $1,010,000. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the acquisition date;

●	issued 250,000 shares for the acquisition of the Electronic Check valued at $695,000. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the acquisition date; and

●	issued 1,272,726 shares of common stock to an investor for cash proceeds of $1,500,000 (See discussion below).

Eagle Equities, LLC

On December 29, 2017, the Company entered into a Securities Purchase Agreement with Eagle Equities, LLC (“Eagle”) pursuant to which Eagle agreed to purchase up to 2,000,000 shares of the Company’s common stock for a purchase price of $1,500,000 or $0.75 per share. The closing occurred on December 29, 2017 with respect to the funding of $1,000,000 resulting in the issuance of 1,333,334 shares of common stock (the “First Closing Shares”). Eagle agreed to potentially purchase an additional 666,666 shares of common stock (the “Second Closing Shares”) on or before June 30, 2018 for a purchase price of $500,000 subject to various closing conditions. On March 21, 2018, Eagle purchased an additional 666,666 shares of common stock for a purchase price of $500,000.

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

On May 4, 2018, the Company entered into a Securities Purchase Agreement with Eagle pursuant to which Eagle agreed to purchase up to 1,212,120 shares of the Company’s common stock for an aggregate purchase price of $2,000,000 or $1.65 per share. The closing occurred on May 4, 2018 with respect to the funding of $500,000 resulting in the issuance of 303,030 shares of common stock and on May 25, 2018 with respect to the funding of $500,000 resulting in the issuance of an additional 303,030 shares of common stock. Additional closings of $500,000 for 303,030 shares are scheduled to close on June 15, 2018 and July 5, 2018 each. The additional closings on June 15, 2018 and July 5, 2018 have not occurred.

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

On January 23, 2018, Reko Holdings, LLC converted 66,000 shares of its Series D Preferred Stock into 66,000,000 restricted common shares.

As of June 30, 2018 and December 31, 2017, there are 0 and 66,000 shares of Series D Preferred Shares outstanding, respectively.

Warrants

The following is a summary of warrant activity since December 31, 2017:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2017	22,760,416	$0.55	4.67	$13,640,000
Granted	5,650,000	2.17
Forfeited	0
Exercised	0
Outstanding, June 30, 2018	28,410,416	$0.87	4.25	$26,400,000
Exercisable, June 30, 2018	27,910,416	$0.89	4.24	$26,400,000

The exercise price for warrant outstanding and exercisable at June 30, 2018:

Outstanding		Exercisable

Number of	Exercise	Number of	Exercise
Warrants	Price	Warrants	Price
22,000,000	$0.50	22,000,000	$0.50
3,000,000	1.85	3,000,000	1.85
666,666	2.00	666,666	2.00
93,750	2.25	93,750	2.25
1,000,000	2.35	1,000,000	2.35
650,000	2.50	650,000	2.50
500,000	2.70	500,000	2.70
500,000	2.80	—	2.80
28,410,416		27,910,416

During the six months ended June 30, 2018, the Company issued:

●	1,000,000 warrants in connection with two convertible notes payable;

●	500,000 warrants as consideration for the acquisition of the ECS assets (see Note 3) valued at $992,958;

●	250,000 warrants as consideration for the acquisition of the Electronic Check assets (see Note 3) valued at $682,919;

●	2,150,000 warrants to shares to employees and board members as part of their agreements with the Company valued at $5,276,656;

●	1,750,000 warrants to a consultant for services rendered. The services, which include business development, analysis, and interaction with professionals, were principally related to assisting the Company with the acquisition of the ECS and Electronic Check assets (see Note 3) valued at $3,661,791.

The fair value of the warrants listed above was determined using the Black-Scholes option pricing model with the following assumptions:

●	Expected life of 5.0 years

●	Volatility of 210%;

●	Dividend yield of 0%;

●	Risk free interest rate of 2.60% to 2.94%

Note 11 - Related Parties

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the party in making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences. All of the Company’s revenue for the six months ended June 30, 2017 and $90,000 of the Company’s revenue for the six months ended June 30, 2018 is from IT services delivered to a single customer, Guardian LLC, which is a related party to the Company. The revenue generated from Guardian LLC was paid to the Company via a reduction in the amount that the Company owes Guardian LLC that is classified as Due to Guardian LLC in the accompanying consolidated balance sheet. All expenses in the Company’s operations were incurred as a consequence of delivering Company’s obligations under the joint venture agreement between the parties to commercialize the technology that is being developed by the LLC.

On April 22, 2015, Michael Murray was appointed by the Company as the Chairman of the Board, CEO, and President of the Company. Mr. Murray resigned as an executive officer on September 1, 2017. On March 4, 2015, the Company entered into a Territorial License Agreement with Hermes Roll, LLC (“Hermes”), which is the basis for the Company’s current operations. Mr. Murray was the owner of 9,900 shares of Series D Preferred Stock of the Company that was convertible at Mr. Murray’s election into 9,900,000 shares of common stock. To date, Mr. Murray has converted all of his Series D Preferred Stock into common shares of the Company.

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

On or around March 18, 2016 the Company and Dr. Danny Rittman entered into an agreement intended to clarify the relationship between Dr. Rittman and the Company and the ownership of certain technology in connection with certain agreements previously entered into between Company and Dr. Rittman and with third parties. Specifically, the Company entered into that certain Territorial License Agreement with Hermes dated March 4, 2015, which such agreement was amended to expand the related territorial license to a worldwide license pursuant to that certain Amended and Restated Territorial License Agreement dated June 16, 2015 (the “Amended and Restated Territorial License Agreement”), and that certain Letter Agreement (the “Letter Agreement”) entered into between Dr. Rittman and the Company dated August 20, 2015. The aforementioned agreements were tied to the funding of the Company in the minimum amount of $5,000,000 (the “Required Funding”) and the assignment to the Company and/or ownership by the Company of all past, present and future technology in the form of intellectual property, including, but not limited to patents, trademarks, domains, applications, social media pages (e.g. Twitter, LinkedIn and landing pages) (collectively, the “IP”), which such IP was paid for exclusively by Dr. Rittman and/or his affiliated companies, was contingent upon the Company obtaining the Required Funding by no later than October 30, 2015 (the “Contingency”). Accordingly, it was agreed to by the parties that all inventions, improvements and developments made or conceived by the Dr. Rittman, either solely or in collaboration with others pertaining to Company’s business, would be the property of the Company subject to the Contingency. In the event the Contingency was not met, the Letter Agreement would be cancelled and rendered null and void. The Company acknowledged that the Company did not meet the Contingency, technically resulting in the cancellation of the Letter Agreement and rendering the Letter Agreement null and void. Moreover, the Company failed to meet its obligations under the Amended and Restated Territorial License Agreement, including the further development of the consumer heuristic technology platform, thereby creating a vacuum in its development in all aspects, including the ability to obtain funding, resulting in the need for Dr. Rittman’s partners to perform the necessary development work related to the above agreements.

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

The Company is the exclusive license holder for certain intellectual property relating to GopherInsight technology. The Company has assigned all its rights as they relate to the Guardian Patch to Guardian LLC as consideration for the JV. Guardian LLC has commenced development of the products. Certain private investors will provide all initial funding to the Company via the LLC for product development. Guardian LLC will fund the development, and the Company will provide IT services via Dr. Rittman for a monthly fee. Dr. Rittman has signed an amendment employment agreement with the Company. As the Company is not a member of Guardian LLC, the Company and Guardian LLC have formed a Joint Venture (“JV”) for the purposes of developing and marketing the Patch. Guardian LLC will be responsible for funding the development of the Patch. The Company will not need be required to invest funds in said JV. The Company responsibilities will be limited to the marketing of the product, where the marketing budget will be funded by Guardian LLC. Moreover, Guardian LLC has committed to provide the Company with working capital as needed. The Company has assigned and pledged to the LLC all its license derivative rights as they pertain to the Patch only. Dr. Rittman may be offered membership rights at some point in the future with Guardian LLC, with which the Company is a JV partner, but is not equity member. The Company has agreed with Guardian LLC that the same JV principles of the Guardian LLC for the patch will apply for the other two products (Epsilon and Puzpix) which will be vested under designated LLCs that will be incorporated by the LLC members. During the six months ended June 30, 2018 and 2017, $90,000 and $90,000, respectively, of the Company’s revenue was related to IT service provided to the LLC for Dr. Rittman services, in connection with the development of the Patch.

On July 21, 2016 members of the Guardian LLC, together with Dr. Rittman, incorporated Alpha EDA, LLC (“Alpha”). The members of the LLC appointed Dr. Rittman as the manager of Alpha. The Company, the LLC and Alpha have agreed that all Epsilon Rights, as well as Puzpix rights, will be assigned to Alpha. Alpha and the Company entered into a JV agreement similar to the Patch Joint Venture agreement (as described above), whereby Alpha will fund all of its operational and developmental needs (software development, support, marketing and administrative), and the profits of Alpha will be distributed equally to the two equal Joint venture partners, Guardian LLC and the Company. Alpha will hold all intellectual property rights related to software. Currently, three products will be owned by Alpha – the Epsilon software, the Puzpix social game and the Guardian Pack application. The Company and its technology licensing partners, Guardian LLC and Alpha, are preparing to introduce said new products (Epsilon, Guardian Pack & PuzPix) to the market beginning in 2018, and the Sphere during the second half of fiscal 2017. Certain problems caused by the need to miniaturize both the chip design and the battery caused a delay in the rollout from its planned launch during the first half of the year. The Epsilon product will be presented for time-based license agreements utilizing a designated website on top of customary distributing channels for the product. Epsilon is under confidential evaluation agreement with third party.

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

On September 1, 2017, the Company entered into and closed an Asset Purchase Agreement with a third party, RWJ Advanced Marketing, LLC (“RWJ”), a Georgia corporation, pursuant to which the Company purchased certain assets from RWJ, including inventory, terminals, licenses and permits and intangible assets. At closing, the Company and Mr. Greg Bauer entered into an Employment Agreement pursuant to which Mr. Bauer was retained as Chief Executive Officer for a term of one year, subject to an automatic extension, unless terminated, in consideration of a base salary of $250,000 and a bonus of 10% of net profit generated by the assets acquired. Mr. Bauer was also appointed to the Board of Directors of the Company. As of the closing date, Mr. Murray resigned as Chief Executive Officer of the Company but will remain as a director of the Company. Mr. Bauer, since 2004 through present, has served as executive director with W.L. Petrey Wholesale, Inc. where he was in charge of the UGO/Preway operations. Mr. Bauer holds a Bachelor of Science degree from University of Maryland College Park. Mr. Bauer is veteran of the United States Navy and was honorably discharged in 1983. He held the title of United States Navy Surface Warfare Qualified. In May 2018, Mr. Bauer’s resigned as Chief Executive Officer and director of the Company.

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

Although the Company considers the terms in the ITA to be binding, and the Company has provided an initial funding of $200,000 to Spare, the closing the transactions is subject to the completion of due diligence and drafting and execution of a definitive purchase agreements and related transaction documents. There is no guarantee that the parties will successfully negotiate and finalize a definitive purchase agreement, that the Board of Directors of each company will approve such agreement, or that the transaction set forth in the ITA will close.

Note 13 – Concentrations

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

There have been no losses in these accounts through June 30, 2018.

In 2017, the Company had one customer that contributed 100% of its revenues. Per the terms of the JV with Guardian LLC, Guardian LLC has committed to fund all Company’s needs, as well as needs of the JV. Failure of Guardian LLC to provide the Company or the JV with said funding would represent a significant Credit Risk. As of June 30, 2018 and December 31, 2017 the Company has a payable to Guardian LLC of $408,413 and $1,350,262, respectively.

Note 14 - Subsequent Events

Management has evaluated events that occurred subsequent to the end of the reporting period shown herein:

On July 23, 2018, Douglas L. Davis was appointed by to serve as the Interim Chief Executive Officer of the Company. Mansour Khatib resigned as Interim Chief Executive Officer but will continue to serve as Chief Marketing Officer and Director. The Company and Mr. Davis entered into an Employment Agreement dated July 23, 2018 pursuant to which Mr. Davis agreed to serve as Interim Chief Executive Officer in consideration of an annual salary of $120,000. The Company also issued Mr. Davis 300,000 shares of common stock subject to a lock-up/leakout provision. The employment of Mr. Davis is for a period of six months and may be terminated at any time, with or without formal cause, on ten days-notice.

On July 31, 2018, Mitchell K. Tavera was appointed to the Board of Directors of the Company to serve as a director. Mr. Tavera entered into an agreement pursuant to which he will serve as a director. The director agreement provides that he will receive a one-time grant of 100,000 shares of common stock and a stock option to acquire 100,000 shares of common stock exercisable for a period of five years at $2.50 per share. In addition, Mr. Tavera will receive 100,000 shares of common stock per year vesting in increments of 25,000 per quarter commencing January 1, 2019. The Company will also pay Mr. Tavera $5,000 per quarter.

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

This section of the report should be read together with Footnotes of the Company audited financials for the year ended December 31, 2017. The unaudited statements of operations for the six months ended June 30, 2018 and 2017 are compared in the sections below.

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

Results of Operations:

Three months ended June 30, 2018 and June 30, 2017

A comparison of the statements of operations for the three months ended June 30, 2018 and 2016 is as follows:

	Three Months Ended June 30,		Change
	2018	2017	$	%

Sales	$13,466,410	$45,000	$13,421,410	29825.4%
Cost of goods sold	12,919,777	—	12,919,777
Gross profit	546,633	45,000	501,633	1114.7%
Operating expenses	7,623,377	364,395	7,258,982	1992.1%
Loss from operations	(7,076,744)	(319,395)	(6,757,349)	2115.7%
Other expense	(417,961)	(1,072,990)	655,029	-61.0%
Loss before provision for income taxes	(7,494,705)	(1,392,385)	(6,102,320)	438.3%
Provision for income taxes	—	—	—
Net loss	$(7,494,705)	$(1,392,385)	$(6,102,320)	438.3%

Sales for the three months ended June 30, 2018 were $13,466,410 compared to $45,000 for the same period in 2017. The sales from 2017 to 2018 are not comparable since the increase of $13,421,410 or 29,825% is almost all the result of sales of $13,418,138 generated from the acquisitions of RWJ and ECS.

Our gross margins for the three months ended June 30, 2018 were 4.1% as compared to 100.0% for the same period in 2017. The decrease in due to the sales generated by the RWJ assets and ECS assets have a much lower gross margin.

Operating expenses for the three months ended June 30, 2018 were $7,623,377 compared to $364,395 for the same period in 2017. The increase of $7,258,982 or 1,992% is due to including the operating cost for the newly acquired acquisitions and common stock and warrants valued at $5,914,880 being issued to consultants and employees for services rendered during the three months ended June 30, 2018.

Other expense for the three months ended June 30, 2018 was $417,961, a decrease of $655,029 from $1,072,990 for the same period in 2017. The decrease is principally due to finance cost associated with convertible debentures issued during the three months ended June 30, 2017 that contained embedded derivatives.

Net loss for the three months ended June 30, 2018 was $7,494,705 compared to $1,392,385 for the same period in 2017 due to the factors described above. The periods are not comparable due to the acquisitions of RWJ, and ECS, Electronic Check and CSLS in the third fiscal quarter of 2017 and the first half of 2018, respectively.

Six months ended June 30, 2018 and June 30, 2017

A comparison of the statements of operations for the six months ended June 30, 2018 and 2016 is as follows:

	Six Months Ended June 30,		Change
	2018	2017	$	%

Sales	$21,371,016	$90,000	$21,281,016	23645.6%
Cost of goods sold	20,623,953	—	20,623,953
Gross profit	747,063	90,000	657,063	730.1%
Operating expenses	21,732,533	591,572	21,140,961	3573.7%
Loss from operations	(20,985,470)	(501,572)	(20,483,898)	4083.9%
Other expense	(617,257)	(1,073,995)	456,738	-42.5%
Loss before provision for income taxes	(21,602,727)	(1,575,567)	(20,027,160)	1271.1%
Provision for income taxes	—	—	—
Net loss	$(21,602,727)	$(1,575,567)	$(20,027,160)	1271.1%

Sales for the six months ended June 30, 2018 were $1,371,016 compared to $90,000 for the same period in 2017. The sales from 2017 to 2018 are not comparable since the increase of $21,281,016 or 23,646% is almost all the result of sales of $21,277,744 generated from the acquisitions of RWJ and ECS.

Our gross margins for the six months ended June 30, 2018 were 3.5% as compared to 100.0% for the same period in 2017. The decrease in due to the sales generated by the RWJ assets and ECS assets have a much lower gross margin.

Operating expenses for the six months ended June 30, 2018 were $21,732,533 compared to $591,572 for the same period in 2017. The increase of $21,140,961 or 3,574% is due to including the operating cost for the newly acquired acquisitions and common stock and warrants valued at $18,623,393 being issued to consultants and employees for services rendered during the six months ended June 30, 2018.

Other expense for the six months ended June 30, 2018 was $617,257, a decrease of $456,738 from $1,073,955 for the same period in 2017. The decrease is principally due to finance cost associated with convertible debentures issued during the six months ended June 30, 2017 that contained embedded derivatives.

Net loss for the six months ended June 30, 2018 was $21,602,727 compared to $1,575,567 for the same period in 2017 due to the factors described above. The periods are not comparable due to the acquisitions of RWJ, and ECS, Electronic Check and CSLS in the third fiscal quarter of 2017 and the first half of 2018, respectively.

Liquidity and Capital Resources

Our cash was $322,126 and $1,305,062 at June 30, 2018 and December 31, 2017, respectively. Cash used in operating activities during the six months ended June 30, 2018 was $3,177,654, compared to $255,532 during the same period in 2017. Certain items are not comparable between the periods, including common stock and warrants issued for services in 2018, amortization of intangible assets from recent acquisitions and amortization of debt discount which result from the convertible notes issued in 2017. Our working capital position worsened going from a working capital deficit of $1,060,506 at December 31, 2017 to a working capital deficit of $1,750,700 at June 30, 2018, principally as a result of the issuance of a note payable related to the acquisition of certain assets ECS Prepaid LLC with an outstanding balance of $700,000 at June 30, 2018. Cash flows used in investing activities were $425,282 during the six months ended June 30, 2018, compared to $0 for the same period in 2017. The increase is due to the purchase of property and equipment, , the amount paid for acquisitions and the amount paid as an acquisition deposit for Spare CS, Inc. Cash from financing activities for the six months ended June 30, 2018 was $2,620,000, compared to $300,482 for the same period in 2017. The increase is due to the issuance of a convertible notes and the sale of common stock in 2018.

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

On May 4, 2018, the Company entered into a Securities Purchase Agreement with Eagle pursuant to which Eagle agreed to purchase up to 1,212,120 shares of the Company’s common stock for an aggregate purchase price of $2,000,000 or $1.65 per share. The closing occurred on May 4, 2018 with respect to the funding of $500,000 resulting in the issuance of 303,030 shares of common stock and on May 25, 2018 with respect to the funding of $500,000 resulting in the issuance of an additional 303,030 shares of common stock. Additional closings of $500,000 for 303,030 shares are scheduled to close on June 15, 2018 and July 5, 2018 each. The additional closings on June 15, 2018 and July 5, 2018 have not occurred.

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

We sustained net losses of $21,602,727 for the six months ended June 30, 2018. In addition, we had a working capital deficit of $1,750,700 and accumulated deficit of $35,984,389 at June 30, 2018. We recently purchased the assets of RWJ Advanced Marketing, LLC in 2017, and ECS Prepaid LLC, Electronic Check Services, Inc. and Central States Legal Services, Inc. in 2018. RWJ and ECS have historically generated significant revenues which we expect to continue in the future. In addition, during the first half of 2018, the Company has raised or secured $3,000,000 in convertible debt and equity capital, and expects to raise additional capital in the future. With the cash flow from operations from the recent acquisitions, and the cash received from recent convertible debt and equity capital, we believe we will have sufficient cash to meet our obligations for the next 12 months.

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

As a smaller reporting company, without a viable business and revenues, the Company does not have the resources to install a dedicated staff with deep expertise in all facets of SEC disclosure and GAAP compliance. As is the case with many smaller reporting companies, the Company will continue to consult with its external auditors and attorneys as it relates to new accounting principles and changes to SEC disclosure requirements. In order to correct this material weakness, the Company engaged Kevin F. Pickard as Chief Financial Officer. The Company has found that this approach worked well in the past and believes it to be the most cost-effective solution available for the foreseeable future. The Company will conduct a review of existing sign-off and review procedures as well as document control protocols for critical accounting spreadsheets. The Company will also increase management’s review of key financial documents and records.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2018, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Board/Officer Appointments

On May 17, 2018, Robert Yaspan, Judit Nagypal and Ambassador Ned L. Siegel were appointed to the Board of Directors of the Company to serve as directors of the Company. Mr. Yaspan will also serve as Chairman of the Board of Directors. Ms. Nagypal and Ambassador Siegel are considered independent directors and entered into agreements pursuant to which each will serve as a director. The director agreements provide that each will received a one-time grant of 100,000 shares of common stock and a stock option to acquire 100,000 shares of common stock exercisable for a period of five years at $2.50 per share. Mr. Yaspan, in consideration for serving as Chairman of the Board, entered into an agreement providing a one-time grant of 250,000 shares of common stock and a stock option to acquire 250,000 shares of common stock exercisable for a period of five years at $2.50 per share. Each director will receive 100,000 shares of common stock per year vesting in increments of 25,000 per quarter commencing January 1, 2019. On June 18, 2018, Eva Bitter was appointed to the Board of Directors of Gopher Protocol Inc. (the “Company”) to serve as a director of the Company. Ms. Bitter entered into an agreement pursuant to which she will serve as a director. The director agreement provides that she will receive a one time grant of 100,000 shares of common stock and a stock option to acquire 100,000 shares of common stock exercisable for a period of five years at $2.50 per share. In addition, Ms. Bitter will receive 100,000 shares of common stock per year vesting in increments of 25,000 per quarter commencing January 1, 2019. On July 23, 2018, Douglas L. Davis was appointed by the Company to serve as the Interim Chief Executive Officer of the Company. The Company and Mr. Davis entered into an Employment Agreement dated July 23, 2018 pursuant to which Mr. Davis agreed to serve as Interim Chief Executive Officer in consideration of an annual salary of $120,000. The Company also issued Mr. Davis 300,000 shares of common stock subject to a lock-up/leakout provision. The employment of Mr. Davis is for a period of six months and may be terminated at any time, with or without formal cause, on ten days’ notice. On July 31, 2018, Mitchell K. Tavera was appointed to the Board of Directors of the Company to serve as a director of the Company. Mr. Tavera entered into an agreement pursuant to which he will serve as a director. The director agreement provides that he will receive a one time grant of 100,000 shares of common stock and a stock option to acquire 100,000 shares of common stock exercisable for a period of five years at $2.50 per share. In addition, Mr. Tavera will receive 100,000 shares of common stock per year vesting in increments of 25,000 per quarter commencing January 1, 2019.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1	Certificate of Incorporation of Forex International Trading Corp. (6)
3.2	Bylaws of Forex International Trading Corp. (6)
3.3	Certificate of Designation for Series A Preferred Stock (14)
3.4	Certificate of Designation for Series B Preferred Stock (21)
3.5	Certificate of Designation – Series C Preferred Stock (22)
3.6	Amendment to the Certificate of Designation for the Series B Preferred Stock (25)
3.7	Amendment to the Certificate of Designation for the Series C Preferred Stock(25)
3.8	Certificate of Change filed pursuant to NRS 78.209 (31)

3.9	Articles of Merger filed pursuant to NRS 92.A.200 (31)
3.10	Certificate of Amendment to the Articles of Incorporation of Gopher Protocol Inc. (34)
4.1	Convertible Promissory Note issued by the Company to ATL dated July 8, 2010 (3)
4.2	Secured and Collateralized Promissory Note issued by ATL to the Company dated July 8, 2010 (3)
4.3	Collateral and Security Agreement by and between Forex International Trading Group and ATL dated July 7, 2010 (3)
4.4	Promissory Note issued to Rasel Ltd. Dated October 6, 2009(7)
4.5	Promissory Note issued to Rasel Ltd. Dated October 20, 2009 (7)
4.6	Letter Agreement between Rasel Ltd. and Forex International Trading Corp. dated January 22, 2011 (8)
4.7	Letter Agreement by and between Forex International Trading Group and ATL dated November 8, 2010(9)
4.8	6% Convertible Note issued to APH (11)
4.9	6% Convertible Debenture issued to HAM dated April 5, 2011 (14)
4.10	Promissory Note dated November 30, 2011 issued to Cordellia dioxo. in the amount of $1,000,000 (18)
4.11	$500,000 Convertible Promissory Note issued by Forex International Trading Corp. (23)
4.12	$400,000 Secured and Collateralized Promissory Note issued by Vulcan Oil & Gas Inc. (23)
4.13	Securities Purchase Agreement dated July 24, 2013 entered with Asher Enterprise Inc. (26)
4.14	Convertible Promissory Note issued to Asher Enterprises Inc. (26)
4.15	10% Convertible Debenture issued to GV Global Communications Inc. (30)
4.16	Amendment to 10% Convertible Promissory Debenture held by GV Global Communications, Inc. (32)
4.17	Series D Preferred Stock Certificate of Designation (32)
4.18	Common Stock Purchase Warrant (40)
4.19	6% Convertible Promissory Note issued by the Company to Guardian Patch LLC dated May 23, 2017 (41)
4.20	Securities Purchase Agreement entered with Crown Bridge Partners, LLC dated June 9, 2017 (42)
4.21	Convertible Promissory Note dated June 9, 2017 issued to Crown Bridge Partners LLC (42)
4.22	Convertible Promissory Note Back End Note dated June 9, 2017 issued to Crown Bridge Partners LLC (42)
4.23	Collateralized Secured Promissory Note Back End Note dated June 9, 2017 issued to Crown Bridge Partners LLC (42)
4.24	Securities Purchase Agreement entered with Eagle Equities, LLC dated June 9, 2017 (42)
4.25	Convertible Promissory Note issued to Eagle Equities, LLC dated June 9, 2017 (42)
4.26	Convertible Promissory Note issued to Eagle Equities, LLC dated June 9, 2017 (Back End Note) (42)
4.27	Form of Collateralized Secured Promissory Note dated June 9, 2017 issued by Eagle Equities, LLC (42)
4.28	Convertible Promissory Note dated June 7, 2017 issued to JSJ Investments Inc. (42)
4.29	Convertible Promissory Note dated June 29, 2017 issued to JSJ Investments Inc. (44)
4.30	Form of Warrant issued to Robert Warren Jackson, Gregory Bauer, Michael Murray and Guardian Patch, LLC dated September 1, 2017 (45)
4.31	Balloon Note payable by Gopher Protocol Inc. to RWJ Advanced Marketing, LLC dated September 1, 2017 (45)
4.32	Securities Purchase Agreement entered with Eagle Equities, LLC dated September 13, 2017 (46)
4.33	Convertible Promissory Note issued to Eagle Equities, LLC dated September 13, 2017(46)
4.34	Convertible Promissory Note issued to Eagle Equities, LLC dated September 13, 2017 (Back End Note) (46)
4.35	Form of Collateralized Secured Promissory Note dated September 13, 2017 issued by Eagle Equities, LLC(46)
4.36	Securities Purchase Agreement dated October 2, 2017 between Gopher Protocol Inc. and Power Up Lending Group Ltd. (47)
4.37	Convertible Promissory Note dated October 2, 2017 issued to Power Up Lending Group Ltd. (47)
4.38	Securities Purchase Agreement entered with Labrys Fund, LP dated October 26, 2017 (49)
4.39	Convertible Promissory Note issued to Labrys Fund, LP dated October 26, 2017 (49)
4.40	Rescission Agreement entered between Gopher Protocol Inc. and Crown Bridge Partners, LLC dated October 23, 2017 (49)
4.41	Securities Purchase Agreement by and between Gopher Protocol Inc. and Eagle Equities, LLC dated December 29, 2017 (50)
4.42	Common Stock Purchase Warrant issued to Eagle Equities, LLC dated December 29, 2017 (50)
4.43	Certificate of Designation of the Preferences, Rights and Limitations of the Series G Convertible Preferred Stock (51)
4.44	Form of Securities Purchase Agreement entered with Bellridge Capital, LLC (52)
4.45	10% Convertible Debenture issued to Bellridge Capital, LLC dated March 2, 2018 (52)
4.46	Common Stock Purchase Warrant issued to Bellridge Capital, LLC dated March 2, 2018 (52)
4.47	Form of Warrant issued to Derron Winfrey, Dennis Winfrey, Mark Garner and JIL Venture dated March 1, 2018 (53)

4.48	Note payable by Gopher Protocol Inc. to ECS, LLC dated March 1, 2018 (53)
4.49	10% Convertible Debenture issued to Bellridge Capital, LP dated April 9, 2018 (54)
4.50	Common Stock Purchase Warrant issued to Bellridge Capital, LP dated April 9, 2018 (54)
4.51	Stock Option issued to Kevin Pickard dated April 16, 2018 (55)
4.52	Stock Option issued to Muhammad Khilji dated April 25, 2018 (56)
4.53	Securities Purchase Agreement by and between Gopher Protocol Inc. and Eagle Equities, LLC dated May 4, 2018 (57)

10.1	Software Licensing Agreement dated April 12, 2010, by and between Forex International Trading Corp and Triple (1)
10.2	Employment Agreement dated April 23, 2010, by and between Forex International Trading Corp and Darren Dunckel (2)
10.3	Letter Agreement by and between Forex International Trading Corp. and Anita Atlas, dated July 29, 2010 (4)
10.4	Letter Agreement by and between Forex International Trading Corp. and Stewart Reich, dated July 29, 2010 (4)
10.5	Letter Agreement by and between Forex International Trading Corp. and Mr. William Glass, dated August 6, 2010 (5)
10.6	Share Exchange Agreement by and between Forex International Trading Corp. and APH (10)
10.7	Letter Agreement by and between Forex International Trading Corp., APH, Medirad Inc. and Rasel Ltd. (11)
10.8	Letter Amendment by and between Forex International Trading Corp. and William Glass, dated March 4, 2011 (13)
10.9	Letter Amendment by and between Forex International Trading Corp. and Stewart Reich, dated March 4, 2011 (13)
10.10	Employment Agreement by and between Forex International Trading Corp. and Liat Franco, dated March 7, 2011 (13)
10.11	Agreement between Forex International Trading Corp. and APH dated April 5, 2011 (14)
10.12	Conversion Agreement between MP and Forex International Trading Corp. dated April 5, 2011 (14)
10.13	Share Exchange Agreement between Forex International Trading Corp. and dated April 5, 2011 (14)
10.14	Agreement to Unwind and Mutual Release dated as of July 11, 2011 by and between Forex International Trading Corp., Forex NYC and Wheatley Investment Agreement by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)
10.15	Registration Rights Agreement with Centurion by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)
10.16	Intentionally Left Blank
10.17	Settlement Agreement by and between Forex International Trading Corp., A.T. Limited, Watford Holding Inc. and James Bay Holdings, Inc. dated November 1, 2011 (17)
10.18	Settlement and Foreclosure Agreement between Forex International Trading Corp., AP Holdings Limited, H.A.M Group Limited and Cordellia d.o.o.(18)
10.19	Annulment of Share Purchase Agreement dated December 5, 2011 between Triple 8 Limited, AP Holdings Limited, H.A.M Group Limited and 888 Markets (Jersey) Limited (18)
10.20	Promissory Note issued to Forex International Trading Corp. dated December 13, 2011 (19)
10.21	Stock Pledge Agreement executed by Fortune Market Media Inc. dated December 13, 2011 (19)
10.22	Conversion Agreement between the Company and GV Global Communications, Inc. (22)
10.23	Agreement by and between and Direct JV Investments Inc., Forex International Trading Corporation and Vulcan Oil & Gas Inc. dated January 7, 2013 (23)
10.24	Evaluation License Agreement dated September 2, 2013, by and between Forex International Trading Corp and Micrologic Design Automation, Inc. (27)
10.25	Letter Agreement dated January 2, 2014, by and between Forex International Trading Corp and Micrologic Design Automation, Inc. (28)
10.26	Settlement Agreement by and between Forex International Trading Corp. and Leova Dobris dated November 14, 2014 (29)
10.27	Exchange Agreement by and between Forex International Trading Corp. and Vladimir Kirish dated January 22, 2015 (30)
10.28	Exchange Agreement by and between Forex International Trading Corp. and GV Global Communications Inc. dated January 22, 2015 (30)
10.29	Agreement by and between Forex International Trading Corp. and Fleming PLLC dated January 22, 2015 (30)
10.30	Territorial License Agreement dated March 4, 2015, by and between Gopher Protocol Inc. and Hermes Roll LLC (32)
10.31	Amended and Restated Territorial License Agreement dated June 16, 2015 by and between Gopher Protocol Inc. and Hermes Roll LLC (35)
10.32	Letter Agreement dated August 20, 2015 by and between Gopher Protocol Inc. and Dr. Danny Rittman (36)
10.33	Consulting Agreement dated August 11, 2015, by and between Gopher Protocol Inc. and Michael Korsunsky (37)
10.34	Letter Agreement dated March 14, 2016 by and between Gopher Protocol Inc. and Dr. Danny Rittman. (38)
10.35	Amended and Restated Employment Agreement by and between Gopher Protocol Inc. and Dr. Danny Rittman dated April 19, 2016 (39)
10.36	Consulting Agreement dated September 10, 2016, by and between Gopher Protocol Inc. and Waterford Group LLC (40)
10.37	Conversion Agreement between the Company and Guardian Patch LLC dated May 23, 2017 (41)
10.38	Lock-Up and Leak-Out Agreement between the Company and Guardian Patch LLC dated June 26, 2017 (43)
10.39	Lock-Up and Leak-Out Agreement between the Company and Stanley Hills LLC dated June 29, 2017 (43)
10.40	Letter Agreement between the Company and Danny Rittman dated June 29, 2017 (43)

10.41	Asset Purchase Agreement between Gopher Protocol Inc. and RWJ Advanced Marketing, LLC dated September 1, 2017 (45)
10.42	Addendum to Asset Purchase Agreement between Gopher Protocol Inc. and RWJ Advanced Marketing, LLC dated September 1, 2017 (45)
10.43	Employment Agreement between Gopher Protocol Inc. and Gregory Bauer dated September 1, 2017 (45)
10.44	Consulting Agreement between Gopher Protocol Inc. and Guardian Patch, LLC dated September 1, 2017 (45)
10.45	Rescission Agreement between Gopher Protocol Inc. and Eagle Equities LLC dated December 31, 2017 (51)
10.46	Amendment of Lock-Up and Leak-Out Agreement between Gopher Protocol Inc. and Stanley Hills, LLC dated December 29, 2017(51)
10.47	Amendment of Lock-Up and Leak-Out Agreement between Gopher Protocol Inc. and Guardian Patch, LLC dated December 29, 2017(51)
10.48	Asset Purchase Agreement between Gopher Protocol Inc. and ECS Prepaid LLC dated March 1, 2018 (53)
10.49	Employment Agreement between Gopher Protocol Inc. and Derron Winfrey dated March 1, 2018(53)
10.50	Employment Agreement between Gopher Protocol Inc. and Mark Garner dated March 1, 2018(53)

10.51	Consulting Agreement between Gopher Protocol Inc. and J.I.L. Venture LLC dated March 1, 2018(53)
10.52	Executive Retention Agreement by and between Gopher Protocol Inc. and Kevin Pickard dated April 16, 2018 (55)
10.53	Indemnification Agreement by and between Gopher Protocol Inc. and Kevin Pickard dated April 16, 2018 (55)
10.54	Director Agreement by and between Gopher Protocol Inc. and Muhammad Khilji dated April 25, 2018 (56)
10.55	Indemnification Agreement by and between Gopher Protocol Inc. and Muhammad Khilji dated April 25, 2018 (56)
10.56	Director Agreement by and between Gopher Protocol Inc. and Robert Yaspan dated May 17, 2018 (58)
10.57	Director Agreement by and between Gopher Protocol Inc. and Judit Nagypal dated May 17, 2018 (58)
10.58	Director Agreement by and between Gopher Protocol Inc. and Ambassador Siegel dated May 17, 2018 (58)
10.59	Director Agreement by and between Gopher Protocol Inc. and Eva Bitter dated June 18, 2018 (59)
10.60	Employment Agreement by and between Gopher Protocol Inc. and Douglas L. Davis dated July 23, 2018 (60)
10.61	Director Agreement by and between Gopher Protocol Inc. and Mitchell K. Tavera dated July 31, 2018 (61)

16.1	Letter from Alan R. Swift, CPA, P.A. (33)
16.2	Letter from Anton & Chia, LLP (48)
21.1	List of Subsidiaries (24)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Guardian – Global Tracking Technology (42)

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2010
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 28, 2010
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 13, 2010
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 3, 2010
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 9, 2010
(6)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 9, 2009.
(7)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on November 2, 2009.
(8)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on January 29, 2010.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 22, 2010
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 17, 2010
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2011
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 2, 2011
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 9, 2011

(14)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 6, 2011
(15)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 20, 2011

(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 29, 2011
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 9, 2011
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 12, 2011
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 16, 2011
(20)	Incorporated by referenced to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 13, 2012
(21)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 14, 2012
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 27, 2012.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 9, 2013.
(24)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2013.
(25)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 20, 2012.
(26)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 1, 2013.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 4, 2013.
(28)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2014.
(29)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 20, 2014
(30)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 27, 2015
(31)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 18, 2015
(32)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 12, 2015
(33)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 24, 2015
(34)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 1, 2015
(35)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 16, 2015
(36)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 21, 2015
(37)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 28, 2015
(38)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2016
(39)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2016
(40)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 13, 2016
(41)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 26, 2017
(42)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 13, 2017

(43)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 30, 2017
(44)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 7, 2017
(45)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 7, 2017
(46)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 22, 2017
(47)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 10, 2017
(48)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 27, 2017
(49)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 30, 2017
(50)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 2, 2018
(51)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2018
(52)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 6, 2018
(53)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 21, 2018
(54)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 13, 2018
(55)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 18, 2018
(56)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 26, 2018.
(57)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 8, 2018.

(58)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 22, 2018.

(59)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 22, 2018.

(60)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 24, 2018.

(61)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 31, 2018.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

GOPHER PROTOCOL INC. (Registrant)

Date: August 13, 2018	By:	/s/ Douglas Davis
Douglas Davis
Interim Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2018	By:	/s/ Kevin Pickard
Kevin Pickard
Chief Financial Officer (Principal Financial and Accounting Officer)