Form 10-Q
period 2018-09-30
Gopher Protocol Inc.
filed 2018-11-14
CIK 1471781

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.00001 par value	158,681,243 Common Shares
(Class)	(Outstanding at November 13, 2018)

GOPHER PROTOCOL, INC.

Item 1: Condensed consolidated financial statements

GOPHER PROTOCOL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	September 30,	December 31,
	2018	2017
	(unaudited)
Current Assets:
Cash	$522,445	$1,305,062
Accounts receivable	856,244	41,947
Inventory	287,975	262,749
Prepaid expenses	49,000	—
Total current assets	1,715,664	1,609,758

Property and equipment, net	281,476	263,082
Intangible assets, net	3,270,474	6,666,667
Investment in Mobiquity Technologies, Inc.	9,806,352	1,979
Goodwill	925,877	950,619

Total assets	$15,999,843	$9,492,105

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses (including related parties of $296,625 and $51,167)	$2,029,260	$1,199,215
Unearned revenue	261,726	—
Due to Guardian LLC (related party)	737,330	1,350,262
Convertible notes payable, net of discount of $948,175 and $54,377	795,425	25,623
Note payable, net of discount of $7,381	392,619	—
Derivative liability	2,778,052	95,164
Total current liabilities	6,994,412	2,670,264

Note payable	2,600,000	2,600,000
Total liabilities	9,594,412	5,270,264

Contingencies	—	—

Stockholders’ Equity:
Series B Preferred stock, $0.00001 par value; 20,000,000 shares authorized;
45,000 and 45,000 shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Series C Preferred stock, $0.00001 par value; 10,000 shares authorized;
700 and 700 shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Series D Preferred stock, $0.00001 par value; 100,000 shares authorized;
0 and 66,000 shares issued and outstanding at September 30, 2018 and December 31, 2017	—	1
Series G Preferred stock, $0.00001 par value; 2,000,000 shares authorized;
0 and 2,000,000 shares issued and outstanding at September 30, 2018 and December 31, 2017	—	20
Common stock, $0.00001 par value; 500,000,000 shares authorized;
158,038,132 and 58,215,406 shares issued and outstanding at September 30, 2018 and December 31, 2017	3,580	2,582
Treasury stock, at cost; 1,040 shares at September 30, 2018 and December 31, 2017	(643,059)	(643,059)
Additional paid in captial	67,869,039	19,243,959
Accumulated deficit	(60,824,129)	(14,381,662)
Total stockholders’ equity	6,405,431	4,221,841
Total liabilities and stockholders’ equity	$15,999,843	$9,492,105

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GOPHER PROTOCOL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Sales:
Sales	$15,491,196	$4,426,626	$36,772,212	$4,426,626
Related party sales	45,000	45,000	135,000	135,000
Total sales	15,536,196	4,471,626	36,907,212	4,561,626

Cost of goods sold	14,692,250	4,174,374	35,316,203	4,174,374

Gross profit	843,946	297,252	1,591,009	387,252

Operating expenses:
General and administrative expenses	3,540,659	1,850,055	14,035,900	2,323,713
Marketing expenses	106,305	36,302	376,806	154,216
Acquisition costs	—	4,050,819	10,966,791	4,050,819
Buyout of joint venture agreement (related party)	11,750,000	—	11,750,000	—
Impairment of assets	7,132,286	—	7,132,286	—
Total operating expenses	22,529,250	5,937,176	44,261,783	6,528,748

Loss from operations	(21,685,304)	(5,639,924)	(42,670,774)	(6,141,496)

Other income (expense):
Amortization of debt discount	(379,679)	(171,110)	(849,802)	(221,323)
Change in fair value of derivative liability	(2,440,383)	51,151	(2,458,506)	547,188
Interest expense and financing costs	(160,726)	(180,844)	(289,737)	(1,700,663)
Equity loss in Mobiquity Technologies, Inc.	(173,648)	—	(173,648)	—
Total other income (expense)	(3,154,436)	(300,803)	(3,771,693)	(1,374,798)

Loss before income taxes	(24,839,740)	(5,940,727)	(46,442,467)	(7,516,294)

Income tax expense	—	—	—	—

Net loss	$(24,839,740)	$(5,940,727)	$(46,442,467)	$(7,516,294)

Weighted average common shares outstanding:
Basic and diluted	136,347,915	47,382,329	118,587,766	43,901,965

Net loss per share:
Basic and diluted	$(0.18)	$(0.13)	$(0.39)	$(0.17)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GOPHER PROTOCOL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2018	2017

Cash Flows From Operating Activities:
Net loss	$(46,442,467)	$(7,516,294)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation of property and equipment	79,814	6,538
Amortization of intangible assets	1,029,526	—
Amortization of debt discount	849,802	221,323
Change in fair value of derivative liability	2,458,506	(547,188)
Financing cost	134,669	1,655,046
Shares issued for services	12,831,225	766,500
Shares issued for buyout of joint venture agreement	11,750,000	—
Warrants issued for services	7,570,668	4,782,297
Impairment of assets	7,132,286	—
Equity loss in Mobiquity Technologies, Inc.	173,648	—
Changes in operating assets and liabilities:
Accounts receivable	(814,297)	(734,164)
Inventory	(25,226)	(50,977)
Prepaid expenses	(49,000)	5,248
Other assets	—	4,977
Accounts payable and accrued expenses	830,045	541,706
Unearned revenue	261,726	—
Due to Guardian, LLC	(612,932)	649,583
Accrued interest on convertible notes payable	—	—
Net cash used in operating activities	(2,842,007)	(215,405)

Cash Flows From Investing Activities:
Purchase of property and equipment	(33,208)	(13,021)
Cash paid for acquisitions	(200,000)	—
Cash paid for investment in Spare	(265,000)	—
Other	1,979	—
Net cash used in investing activities	(496,229)	(13,021)

Cash Flows From Financing Activities:
Issuance of convertible notes	1,703,000	250,000
Repayment of convertible notes	(80,000)	—
Payment on acquisition note	(567,381)	—
Issuance of common stock	1,500,000	—
Net cash provided by financing activities	2,555,619	250,000

Net decrease in cash	(782,617)	21,574

Cash, beginning of period	1,305,062	5,096

Cash, end of period	$522,445	$26,670

Cash paid for:
Interest	$36,695	$—
Income taxes	$—	$—

Supplemental non-cash investing and financing activities
Debt discount	$1,743,600	$1,060,132
Transfer of derivative liability to equity	$113,287	$—
Shares issued to reduce notes payable	$—	$25,217
Reclassification of a payable to Guardian LLC to a convertible note payable	$—	$660,132
Accrued interest to convertible note payable	$—	$1,756
Shares issued for equity interest in Mobiquity Technologies, Inc.	$9,980,000	$—

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GOPHER PROTOCOL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

Gopher Protocol Inc. (the “Company”, “Gopher”, “Gopher Protocol” or “GOPH”) was incorporated on July 22, 2009 under the laws of the State of Nevada. Gopher is a development stage company that is creating and patenting innovative mobile microchip (ICs) and software technologies based on the GopherInsight ™ technology platform. The Company also offers prepaid cellular phone minutes for both domestic and international carriers. In addition, the Company offers cellular activation (activating SIM cards with wireless carriers) to create additional users (consumers) on those networks and provides check processing, verification and recovery solutions for small to medium sized businesses. The Company derived revenues from (i) the provision of IT services to Guardian Patch LLC, a related party (“Guardian LLC”); (ii) from the operations of the assets it acquired in the third quarter of 2017 and the first and second quarters of 2018 that include the sale of phones, phone card products, prepaid cellular phone minutes and cellular activation and (iii) from the licensing of its technology.

The unaudited consolidated financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to such rules and regulations. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results expected for the year ending December 31, 2018.

GopherInsight ™ is a patented (with additional patents pending), real time, heuristic (self-learning/artificial intelligence based) global mesh network and asset tracking IoT technology. GopherInsight ™ chip and software technologies, if successfully fully developed, are designed to be installed in mobile devices (smartphones, tablets, laptops, etc.), autonomous vehicles, robots, drones, consumer products, as well as other fixed and mobile stand-alone products. It is intended that GopherInsight ™ software applications will work in conjunction with GopherInsight ™ microchips across mobile operating systems, providing computing power, advanced database management/sharing functionalities and more. The technology under development consists of a smart microchip, mobile application software and supporting software. The system contemplates the creation of a global mesh network.

On March 29, 2016, the Company contributed all of its rights relating to its proprietary microchip that is within a sticky patch package (the “Patch”) to Guardian LLC in consideration of 50% of the profit generated by Guardian LLC and a commitment from Guardian LLC that it is responsible for investing all needed funds for the purpose of developing the Patch and related products to the Patch, as well as funding the working capital needs of the Company. On September 25, 2018, the Company entered into an agreement with Guardian LLC pursuant to which the Company purchased Guardian LLC’s 50% interest previously entered between the parties in March 2016 covering the Guardian Patch, Puzpix and Epsilon. In consideration, the Company issued Guardian 12,500,000 shares of common stock.

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

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates in the accompanying financial statements include useful lives of property and equipment, useful lives of intangible assets, valuation of beneficial conversion feature debt discounts, valuation of derivatives, and the valuation allowance on deferred tax assets.

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

Accounts Receivable

The Company grants credit to establishments (such as convenience stores) that sell the Company’s products under credit terms that it believes are customary in the industry and do not require collateral to support customer receivables. The accounts receivable balances are generally collected within 10 days of the product sale and the Company has minimal bad debts. The Company currently does not provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal receivable terms vary from 7-30 days after the issuance of the invoice and typically would be considered past due when the term expires. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. The Company’s allowance for doubtful accounts was $0 and $0 at September 30, 2018 and December 31, 2017, respectively.

Inventory

Inventory is valued at the lower of the inventory’s cost (first in, first out basis) or the current market price of the inventory. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. At September 30, 2018 and December 31, 2017, all of the Company’s inventory was finished goods inventory which consisted principally of phones and phone card products, including PINS for cell minutes, SIM cards for cell minutes, as well as gift cards.

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at September 30, 2018 and December 31, 2017, the Company believes there was no impairment of its long-lived assets.

Intangible Assets

The Company’s intangible assets were acquired with the acquisition of certain RWJ assets in 2017, and the acquisition of certain ECS, Electronic Check and CSLS assets in 2018 are being amortized over 60-120 months. The Company performs a test for impairment annually. As of September 30, 2018 and December 31, 2017, the Company performed the required impairment analysis. At September 30, 2018, the Company determined that the intangible assets associated with the acquisition of certain RWJ assets was impaired and took a charge to earnings of $5,916,667.

Goodwill

Goodwill represents the excess of purchase price over the underlying book value of the net assets of the businesses that were acquired. Under accounting requirements, goodwill is not amortized, but is subject to annual impairment tests. The Company recorded goodwill of $950,619 related to its acquisition of certain RWJ assets in 2017, and $646,291, $254,586 and $25,000, respectively, related to its acquisition of certain ECS, Electronic Check and CSLS assets in 2018. At September 30, 2018, the Company determined that the goodwill associated with the acquisition of certain RWJ assets was impaired and took a charge to earnings of $950,619.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of September 30, 2018 and December 31, 2017, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

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

At September 30, 2018 and December 31, 2017, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

	Fair Value	Fair Value Measurements at
	As of	September 30, 2018
Description	September 30, 2018	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$2,778,052	$—	$2,778,052	$—

Total	$2,778,052	$—	$2,778,052	$—

	Fair Value	Fair Value Measurements at
	As of	December 31, 2017
Description	December 31, 2017	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$95,164	$—	$95,164	$—

Total	$95,164	$—	$95,164	$—

Treasury Stock

Treasury stock is recorded at cost. The re-issuance of treasury shares is accounted for on a first in, first-out basis and any difference between the cost of treasury shares and the re-issuance proceeds are charged or credited to additional paid-in capital. During 2011, the Company bought back 8 post-split shares (38,000 pre-split) shares of its own shares.

Revenue Recognition

ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on January 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. As sales are and have been primarily from IT services, sale of phones, phone card products, prepaid cellular phone minutes and cellular activation, and the Company has no significant post-delivery obligations, this new standard did not result in a material recognition of revenue on the Company’s accompanying consolidated financial statements for the cumulative impact of applying this new standard. The Company made no adjustments to its previously-reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

Revenue from providing IT services, sale of phones, phone card products, prepaid cellular phone minutes and cellular activation services are recognized under Topic 606 in a manner that reasonably reflects the delivery of its services and products to customers in return for expected consideration and includes the following elements:

●	executed contracts with the Company’s customers that it believes are legally enforceable;

●	identification of performance obligations in the respective contract;

●	determination of the transaction price for each performance obligation in the respective contract;

●	allocation the transaction price to each performance obligation; and

●	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to each of the Company’s revenue category, is summarized below:

●	IT services - revenue is recorded on a monthly basis as services are provided;

●	Sale of phones, phone card products, prepaid cellular phone minutes and cellular activation – revenue is recognized at the time of sale to the customer; and

●	License fees and Royalties – revenue is recognized based on the terms of the agreement with its customer.

Cost of Goods Sold

Cost of goods sold represents the cost of the phone, phone card products and prepaid cellular phone minutes sold by the Company. Cost of goods sold relates to products sold by the Company’s new acquired acquisitions in September 2017, March 2018 and April 2018.

Unearned revenue

Unearned revenue represents the amount received for the purchase of products that have not seen shipped to the Company’s customers. In 2018, the Company ran a pre-sales campaign for its pet tracker product and received $61,726 in unearned revenue as of September 30, 2018. In addition, as of September 30, 2018, the Company received $200,000 in connection with an intellectual property license and royalty agreement (See Note 12).

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

	September 30,	September 30,
	2018	2017
Series B preferred stock	3,000	3,000
Series C preferred stock	770	770
Series D preferred stock	—	66,000,000
Warrants	28,410,416	22,093,750
Convertible notes	4,316,607	12,158,358
Total	32,730,793	100,255,878

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017.   Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein.  Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  The Company adopted this ASU beginning on January 1, 2018 and used the modified retrospective method of adoption. The adoption of this ASU did not have a material impact on the Company’s financial statements and disclosures.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 3 - Acquisitions

On March 16, 2018, the Company entered into and closed an asset purchase agreement dated March 1, 2018 with ECS, a Missouri limited liability company, pursuant to which the Company purchased certain assets from ECS, including, but not limited to, the processing prepaid platform, servers, POS terminals, customer list, a processing software program and goodwill, in consideration of $1,100,000 of which $100,000 was paid on the Closing Date and the balance is to be paid pursuant to a secured promissory note in the amount of $1,000,000. In addition, the Company issued 500,000 shares of common stock of the Company and warrants to purchase 500,000 shares of common stock that are exercisable for a period of five years at a fixed exercise price of $1.85 per share. The note is secured by the assets acquired by the Company from ECS and the Company is required to make ten equal principal payments of $100,000 commencing on April 15, 2018. The Company may prepay the note at any time without penalty.

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

On April 2, 2018, the Company entered into and closed an asset purchase agreement with CSLS, a Missouri corporation, pursuant to which the Company purchased certain assets from CSLS, including, but not limited to, assets associated with a system to recover funds from returned checks, for $25,000 in cash.

The Company entered into these asset purchase agreements to acquire the software needed to process transactions for its prepaid business, and to acquire additional terminal locations by which the Company will deploy its technology.

A summary of the purchase price and the purchase price allocations at fair value is shown below.

			Electronic
	ECS		Check		CSLS	Total

Purchase price

Cash	$100,000		$75,000		$25,000	$200,000
Shares of common stock	1,010,000	[a]	695,000	c	—	1,705,000
Secured promissory note	960,000		—		—	960,000
Warrants	992,958	[b]	682,919	d	—	1,675,877
	$3,062,958		$1,452,919		$25,000	$4,540,877
Allocation of purchase price
Property and equipment	$50,000		$15,000		$—	$65,000
Technology	826,667		413,333		—	1,240,000
Tradename	546,667		273,333		—	820,000
Customer relationships	993,333		496,667		—	1,490,000
Goodwill	646,291		254,586		25,000	925,877
Purchase price	$3,062,958		$1,452,919		$25,000	$4,540,877

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

d. the fair value of the 250,000 warrants was determined using the Black-Scholes option pricing model with the following assumptions:

●	Expected life of 5.0 years
●	Volatility of 210%;
●	Dividend yield of 0%;
●	Risk free interest rate of 2.65%

The revenue from the acquisition of assets included in the results of operations from the date of acquisition to September 30, 2018 was $18,877,936.

The unaudited pro forma information below present statement of operations data as if the acquisition of assets had taken place on January 1, 2017.

	Nine Months Ended September 30,
	2018	2017
Sales	$42,270,074	$24,733,037
Cost of goods sold	40,554,398	23,968,637
Gross profit	1,715,676	764,400
Operating expenses	44,430,055	7,309,785
Loss from operations	(42,714,379)	(6,545,385)
Net loss	(46,486,072)	(7,887,893)
Loss per share	(0.39)	(0.18)

Note 4 - Property and Equipment, Net

Property and equipment consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017

Furniture	$33,739	$33,740
Computers and equipment	62,662	22,816
POSA machines	312,328	253,965
	408,729	310,521
Less accumulated depreciation	(127,253)	(47,439)
Property and equipment, net	$281,476	$263,082

Depreciation expense for the nine months ended September 30, 2018 and 2017 was $79,814 and $6,538 respectively.

Note 5 – Intangible Assets, Net

The following are the intangible assets at September 30, 2018 and December 31, 2017:

	September 30	December 31,
	2018	2017
Leased locations	$—	$7,000,000
Technology	1,240,000	—
Tradename	820,000	—
Customer relationships	1,490,000	—
	3,550,000	7,000,000
Less accumulated amortization	(279,526)	(333,333)
Intangible assets, net	$3,270,474	$6,666,667

Intangible assets are being amortized as follows: Leased locations - 84 months; Technology – 60 months; and Tradename and Customer relationships – 120 months.

Amortization expense for the nine months ended September 30, 2018 and 2017 was $1,029,526 and $0, respectively.

At September 30, 2018, the Company determined that the intangible assets associated with the acquisition of certain RWJ assets was impaired and took a charge to earnings of $5,916,667.

The estimated future amortization expense related to intangible assets is as follows:

Twelve months ending September 30,
2019	$479,000
2020	479,000
2021	479,000
2022	479,000
2023	479,000
Thereafter	875,474
$3,270,474

Note 6 – Investment in Mobiquity Technologies, Inc.

On September 4, 2018, the Company and Mobiquity Technologies, Inc., a New York corporation (“Mobiquity”) entered an agreement pursuant to which the parties exchanged equity interest in each of the companies. In accordance with the agreement, the Company received 1,000 shares of Mobiquity’s restricted Series AAAA Preferred Stock (the “Mobiquity Preferred Stock”) in consideration of Company’s concurrent sale and issuance to Mobiquity of 10,000,000 shares of Company’s common stock. The shares of Mobiquity Preferred Stock are convertible into an aggregate of up to 100,000,000 shares of Mobiquity common stock (the “Mobiquity Common Stock”) and 150,000,000 common stock purchase warrants (the “Mobiquity Warrants”). The Mobiquity Warrants shall have a term of 5-years from the date of grant and shall be exercisable at a price of $0.12 per share and the shares of Mobiquity Preferred Stock shall not be convertible into shares of Mobiquity Common Stock and the Mobiquity Warrants shall not be contemporaneously granted until after Mobiquity’s Board of Directors and stockholders shall have increased the authorized number of shares of Mobiquity’s common stock to a number sufficient to accommodate a reserve in the Company’s favor of 250,000,000 shares of Mobiquity’s common stock. The Mobiquity Preferred Stock shall have immediate voting rights equal to the number of shares of Mobiquity Common Stock into which they may be converted, not including the shares of Mobiquity’s common stock underlying the Mobiquity Warrants. As a result of this transaction, the Company has an approximate 21% interest in Mobiquity.

The Company accounts for its investment in Mobiquity using the equity method of accounting.

Information regarding Mobiquity as of and for the nine months ended September 30, 2018 is below:

Current assets	$299,179
Total assets	14,016,179
Current liabilities	17,234,537
Total liabilities	17,234,537
Preferred stock	11,552,513
Total stockholders’ deficit	(14,770,871)

Revenue	$453,717
Cost of revenue	543,096
Operating expenses	4,692,146
Other expenses	18,277,503
Loss from continuing operations	(23,059,028)

Note 7 – Convertible Notes Payable

Convertible notes payable at September 30, 2018 and December 31, 2017 consist of the following:

	September 30,	December 31,
	2018	2017
Convertible notes payable to Power Up	$243,600	$80,000
Convertible notes payable to Bellridge Capital	1,500,000	—
Total convertible notes payable	1,743,600	80,000
Unamortized debt discount	(948,175)	(54,377)
Convertible notes payable	$795,425	$25,623

Power Up Lending Group Ltd.

On October 2, 2017, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd., an accredited investor (“Power Up”) pursuant to which the Company issued to Power Up a Convertible Promissory Note (the “Power Note No. 1”) in the aggregate principal amount of $80,000. The Power Note No. 1 has a maturity date of July 10, 2018 and the Company has agreed to pay interest on the unpaid principal balance of the Power Note No. 1 at the rate of ten percent (10%) per annum from the date on which the Power Note No. 1 is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Power Note, provided it makes a payment to Power Up as set forth in the Power Note No. 1.

The outstanding principal amount of the Power Note No. 1 is convertible at any time and from time to time at the election of Power Up during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to 61% of the lowest trading price with a 15 day look back immediately preceding the date of conversion. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Power Note), the Power Note No. 1 shall become immediately due and payable and the Company shall pay to Power Up, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Power Note No. 1.

As of March 6, 2018, the Company has paid off in full all principal, interest and penalties with respect to the Power Up Note No. 1, and there are no further obligations owed with respect to such note.

On September 28, 2018, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which the Company issued to Power Up a Convertible Promissory Note (the “Power Note No. 2”) in the aggregate principal amount of $243,600 for a purchase price of $203,000. The Power Note No. 2 has a maturity date of December 24, 2019 and the Company has agreed to pay interest on the unpaid principal balance of the Power Note No. 2 at the rate of six percent (6%) per annum from the date on which the Power Note No. 2 is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Power Note No. 2, provided it makes a payment to Power Up as set forth in the Power Note No. 2.

The outstanding principal amount of the Power Note No. 2 may not be converted prior to the period beginning on the date that is 180 days following the issue date. Following the 180 th day, Power Up may convert the Power Note No. 2 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 15 day look back immediately preceding the date of conversion. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Power Note No. 2), the Power Note No. 2 shall become immediately due and payable and the Company shall pay to Power Up, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Power Note No. 2.

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

The Bellridge debentures prohibit the Company from entering into variable rate transactions. The issuance of the Power Up note on September 28, 2018 may have resulted in an event of default on the Bellridge debentures which would result in the conversion price on the Bellridge debentures going from a fixed rate conversion price to a variable conversion price. The variable conversion price in effect until an event of default can be cured is a 35% discount to the lowest trading price 20 days prior to conversion. As of the date of this filing, the Company had not received a notice of default from Bellridge. At September 30, 2018, the Company accounted for the Bellridge debentures using a variable conversion price and recorded a derivative liability of $2,440,719 related to the Bellridge debentures.

Discounts on convertible notes

The Company recognized interest expense of $849,802 during the nine months ended September 30, 2018 related to the amortization of the debt discount. The unamortized debt discount at September 30, 2018 is $948,175.

A roll-forward of the convertible note from December 31, 2017 to September 30, 2018 is below:

Convertible notes, December 31, 2017	$25,623
Issued for cash	1,703,000
Original issue discount	40,600
Repayment in cash	(80,000)
Debt discount related to new convertible notes	(1,743,600)
Amortization of debt discounts	849,802
Convertible notes, September 30, 2018	$795,425

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

The Company uses a weighted average Black-Scholes-Merton option pricing model with the following assumptions to measure the fair value of derivative liability at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017

Stock price	$0.95	$1.12
Risk free rate	2.59%	1.76%
Volatility	165%	175%
Conversion/ Exercise price	$0.51	$0.60
Dividend rate	0%	0%

The following table represents the Company’s derivative liability activity for the nine months ended September 30, 2018:

Derivative liability balance, December 31, 2017	$95,164
Issuance of derivative liability during the period	337,669
Fair value of beneficial conversion feature of debt repaid	(113,287)
Change in derivative liability during the period	2,458,506
Derivative liability balance, September 30, 2018	$2,778,052

Note 9- Note Payable

In connection with the acquisition RWJ in September 2017, the Company issued a note payable. The note accrues interest at 3.5% per annum is due on December 31, 2019 and is secured by the assets purchased in the acquisition. This note payable of $2,600,000 is classified as long-term in the accompanying consolidated balance sheet.

In connection with the acquisition of ECS as discussed in Note 3, the Company issued a note payable. The note is to be repaid in monthly installment payments of $100,000 with the final payment due on January 15, 2019. As of September 30, 2018, seven such payments have occurred. This note with a remaining balance of $392,619 at September 30, 2018 is secured by the assets purchased in the acquisition and is classified as short-term in the accompanying consolidated balance sheet.

Note 10- Stockholders’ Equity

Common Stock

During the nine months ended September 30, 2018, the Company had the following transactions in its common stock:

●	issued 66,000,000 shares in connection with the conversion of 66,000 shares of Series D Preferred Stock;

●	issued 2,000,000 shares in connection with the conversion of 2,000,000 shares of Series G Preferred Stock;

●	issued 250,000 shares to a consultant for professional services rendered valued at $123,725. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the dates that the shares earned based on the agreement;

●	issued an aggregate of 1,800,000 shares to employees and board members as part of their agreements with the Company. The value of the common stock of $4,404,500 was determined based on the closing stock price of the Company’s common stock on the date of the respective agreements;

●	issued 3,000,000 to a consultant for services related to assisting the Company with the acquisition of the RWJ assets. The 3,000,000 shares were earned when the operations of the RWJ assets produced revenue in excess of $10,000,000. The value of the common stock of $4,590,000 was determined based on the closing stock price of the Company’s common stock on the date of the shares were earned.

●	issued aggregate of 1,250,000 shares to a consultant for services rendered valued at $2,715,000. The services, which include business development, analysis, and interaction with professionals, were principally related to assisting the Company with the acquisition of the ECS and Electronic Check assets (see Note 3). The value of the common stock was determined based on the closing stock price of the Company’s common stock on the closing date of acquisition of ECS and Electronic Check;

●	issued 500,000 shares for the acquisition of the ECS assets valued at $1,010,000. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the acquisition date;

●	issued 250,000 shares for the acquisition of the Electronic Check valued at $695,000. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the acquisition date;

●	issued aggregate of 10,000,000 shares in connection with its equity interest in Mobiquity valued at $9,980,000 (See Note 6). The value of the common stock was determined based on the closing stock price of the Company’s common stock on the closing date of the Mobiquity transaction;

●	issued aggregate of 1,000,000 shares to a consultant for services rendered valued at $998,000. The services, which include business development, analysis, and interaction with professionals, were principally related to assisting the Company with the acquisition of its equity interest in Mobiquity. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the closing date of Mobiquity transaction;

●	issued aggregate of 12,500,000 shares to Guardian LLC in connection the termination of its 50% interest in the profits of certain of the Company’s products (See Note 11). The shares were valued at $11,750,000 which was determined based on the closing stock price of the Company’s common stock at the date of the agreement; and

●	issued 1,272,726 shares of common stock to an investor for cash proceeds of $1,500,000 (See discussion below).

Eagle Equities, LLC

On December 29, 2017, the Company entered into a Securities Purchase Agreement with Eagle Equities, LLC (“Eagle”) pursuant to which Eagle agreed to purchase up to 2,000,000 shares of the Company’s common stock for a purchase price of $1,500,000 or $0.75 per share. The closing occurred on December 29, 2017 with respect to the funding of $1,000,000 resulting in the issuance of 1,333,334 shares of common stock (the “First Closing Shares”). Eagle agreed to potentially purchase an additional 666,666 shares of common stock (the “Second Closing Shares”) on or before September 30, 2018 for a purchase price of $500,000 subject to various closing conditions. On March 21, 2018, Eagle purchased an additional 666,666 shares of common stock for a purchase price of $500,000.

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

On January 23, 2018, Reko Holdings, LLC converted 66,000 shares of its Series D Preferred Stock into 66,000,000 restricted common shares.

As of September 30, 2018 and December 31, 2017, there are 0 and 66,000 shares of Series D Preferred Shares outstanding, respectively.

Series G Preferred Shares

On December 29, 2017, Guardian LLC converted all of the principal and interest of the Note, into 2,000,000 shares of Series G Preferred Stock. The Series G Preferred Stock is entitled to vote on an as-converted basis, automatically converts to common stock upon any liquidation, dissolution or winding up and the Company may not declare a dividend until the Series G Preferred Stock has received a dividend. Each share of Series G Preferred Stock is convertible into one shares of common stock of the Company and contain standard anti-dilution rights.

On August 30, 2018, Guardian LLC converted the 2,000,000 shares of Series G Preferred Stock into 2,000,000 shares of common stock.

As of September 30, 2018 and December 31, 2017, there are 0 and 2,000,000 shares of Series G Preferred Shares outstanding, respectively.

Warrants

The following is a summary of warrant activity since December 31, 2017:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2017	22,760,416	$0.55	4.67	$13,640,000
Granted	5,650,000	2.17
Forfeited	0
Exercised	0
Outstanding, September 30, 2018	28,410,416	$0.87	3.99	$9,812,000
Exercisable, September 30, 2018	27,910,416	$0.89	3.98	$9,812,000

The exercise price for warrant outstanding and exercisable at September 30, 2018:

Outstanding		Exercisable

Number of	Exercise	Number of	Exercise
Warrants	Price	Warrants	Price
22,000,000	$0.50	22,000,000	$0.50
3,000,000	1.85	3,000,000	1.85
666,666	2.00	666,666	2.00
93,750	2.25	93,750	2.25
1,000,000	2.35	1,000,000	2.35
650,000	2.50	650,000	2.50
500,000	2.70	500,000	2.70
500,000	2.80	—	2.80
28,410,416		27,910,416

During the nine months ended September 30, 2018, the Company issued:

●	1,000,000 warrants in connection with two convertible notes payable;

●	500,000 warrants as consideration for the acquisition of the ECS assets (see Note 3) valued at $992,958;

●	250,000 warrants as consideration for the acquisition of the Electronic Check assets (see Note 3) valued at $682,919;

●	2,150,000 warrants to shares to employees and board members as part of their agreements with the Company valued at $5,276,656;

●	1,750,000 warrants to a consultant for services rendered. The services, which include business development, analysis, and interaction with professionals, were principally related to assisting the Company with the acquisition of the ECS and Electronic Check assets (see Note 3) valued at $3,661,791.

The fair value of the warrants listed above was determined using the Black-Scholes option pricing model with the following assumptions:

●	Expected life of 5.0 years

●	Volatility of 210%;

●	Dividend yield of 0%;

●	Risk free interest rate of 2.60% to 2.94%

Note 11 - Related Parties

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the party in making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences. All of the Company’s revenue for the nine months ended September 30, 2017 and $135,000 of the Company’s revenue for the nine months ended September 30, 2018 is from IT services delivered to a single customer, Guardian LLC, which is a related party to the Company. The revenue generated from Guardian LLC was paid to the Company via a reduction in the amount that the Company owes Guardian LLC that is classified as Due to Guardian LLC in the accompanying consolidated balance sheet. All expenses in the Company’s operations were incurred as a consequence of delivering Company’s obligations under the joint venture agreement between the parties to commercialize the technology that is being developed by the LLC.

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

The Company is the exclusive license holder for certain intellectual property relating to GopherInsight technology. The Company has assigned all its rights as they relate to the Guardian Patch to Guardian LLC as consideration for the JV. Guardian LLC has commenced development of the products. Certain private investors will provide all initial funding to the Company via the LLC for product development. Guardian LLC will fund the development, and the Company will provide IT services via Dr. Rittman for a monthly fee. Dr. Rittman has signed an amendment employment agreement with the Company. As the Company is not a member of Guardian LLC, the Company and Guardian LLC have formed a Joint Venture (“JV”) for the purposes of developing and marketing the Patch. Guardian LLC will be responsible for funding the development of the Patch. The Company will not need be required to invest funds in said JV. The Company responsibilities will be limited to the marketing of the product, where the marketing budget will be funded by Guardian LLC. Moreover, Guardian LLC has committed to provide the Company with working capital as needed. The Company has assigned and pledged to the LLC all its license derivative rights as they pertain to the Patch only. Dr. Rittman may be offered membership rights at some point in the future with Guardian LLC, with which the Company is a JV partner, but is not equity member. The Company has agreed with Guardian LLC that the same JV principles of the Guardian LLC for the patch will apply for the other two products (Epsilon and Puzpix) which will be vested under designated LLCs that will be incorporated by the LLC members. During the nine months ended September 30, 2018 and 2017, $135,000 and $135,000, respectively, of the Company’s revenue was related to IT service provided to the LLC for Dr. Rittman services, in connection with the development of the Patch.

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

On September 25, 2018, the Company entered into a Joint Venture Interest Purchase Agreement with Guardian, LLC pursuant to which the Company purchased Guardian LLC’s 50% interest in a joint venture (the “JV Interest”) previously entered between the parties in March 2016 covering the Guardian Patch, Puzpix and Epsilon. In consideration for the JV Interest, the Company issued Guardian 12,500,000 shares of common stock. During the nine months ended September 30, 2018, the Company took a charge to earnings of $11,750,000 related to the purchase of Guardian LLC’s 50% JV Interest.

On September 14, 2018, the Company and Dr. Rittman entered into a letter agreement confirming that the Company is the owner of all intellectual property developed by Dr. Rittman relating to the Internet of Things (IoT) and Artificial Intelligence enabled mobile technologies, including a global platform with both mobile and fixed solutions, commencing June 16, 2015 and continuing until Dr. Rittman’s employment agreement is terminated.

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

The Company and Guardian LLC, which assisted structuring and negotiating the Purchase Agreement and related asset purchase, entered into a Consulting Agreement dated September 1, 2017. In consideration for the services, the Company issued Guardian 2,000,000 shares of common stock and warrants to purchase 9,000,000 shares of common stock. The warrants contain identical terms to the RJW Warrants. If and when the assets acquired under the Purchase Agreement generate revenues of $10,000,000, the Company shall issue Guardian an additional 3,000,000 shares of common stock. The consulting agreement was effective August 1, 2017 and terminates November 30, 2017. Guardian, pursuant to its existing joint venture agreement, agreed to provide the $400,000 in funding needed for the cash purchase price under the Purchase Agreement. Guardian also agreed to provide the needed $100,000 working capital designated to UGopherServices Corp. The parties have agreed to negotiate and finalize the terms of such loans in the near future.

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

On or around February 27, 2017, the Company was issued a stay of the temporary restraining order barring its transfer agent from providing shares in connection with the exercise of the first Waterford warrant on 93,750 shares that was provided to Waterford in connection with the execution of the engagement letter that was executed by the parties on or around June 10, 2016. In October 2018, this matter was resolved in favor of the Company; accordingly the Company will void the shares and warrants that are currently held by Waterford.

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

Spare CS, Inc.

On January 14, 2018, the Company entered into an Initial Term Agreement (the “ITA”) with Spare CS Inc. (“Spare”), a Delaware corporation, pursuant to which the Company agreed to acquire 50% of the equity of Spare. Spare is a mobile banking app that allows customers to access cash with no ATM, no debit or credit card, and no purchase required from participating merchants. During the nine months ended September 30, 2018, the Company terminated the ITA with Spare and wrote off the $265,000 that has been advanced to Spare. The $265,000 in included as part of the impairment of assets in the accompanying consolidated statement of operations.

GBT Technologies, S.A.

On June 12, 2018, the Company entered into a Letter of Intent (the “LOI”) with Gopher Protocol Costa Rica, S.R.L. (“Gopher CR”), a partially owned subsidiary of the Company, GBT Technologies, S.A., a Costa Rican company (“GBT”) and Tokenize-IT, S.A. (“Tokenize”). The LOI contemplates the acquisition of Tokenize by Gopher CR and the issuance of 20 million shares of common stock of the Company (the “GOPH Shares”) to Tokenize. Concurrent with the acquisition, Tokenize will enter into a joint venture agreement with GBT pursuant to which Tokenize will transfer and assign the GOPH Shares to GBT and issue equity securities of Tokenize providing GBT with 50% equity ownership in Tokenize with the balance owned by Gopher CR in consideration of GBT providing Tokenize with access to its currency trading platform that is a fully licensed and Central Bank regulated “Currency Exchange” in Costa Rica.

No assurance can be given that a definitive agreement will be entered into, that the appropriate governing bodies including the Company’s board of directors will approve such transactions, that the proposed transactions contemplated above will be consummated, or that Tokenize will be able to obtain adequate funds needed to fund its business plan.

On September 14, 2018, the Company entered into an Exclusive Intellectual Property License and Royalty Agreement (the “GBT License Agreement”) with GBT, a fully compliant and regulated cryptocurrency exchange platform that currently operates in Costa Rica as a decentralized cryptocurrency platform, pursuant to which, among other things, the Company granted to GBT an exclusive, royalty-bearing right and license relating intellectual property relating to systems and methods of converting electronic transmissions into digital currency as reflected in that certain patent filed with the United Stated Patent and Trademark Office on or about June 14, 2018 (EFS ID: 32893586; Application Number: 16008069; Type: Utility under 35 USC 111(a); Confirmation Number: 6787)(collectively, the “Digital Currently Technology”). Pursuant to the GBT License Agreement, the Company granted GBT an exclusive worldwide license to use the Digital Currency Technology to make, use, sell, lease or otherwise commercialize and dispose of products and devices utilizing the Digital Currently Technology.

Under the terms of the GBT License Agreement, the Company is entitled to receive a royalty payment of 2% of gross revenue of each licensed product sold by GBT during the period starting in which revenue is first generated using the licensed products and continuing for five years thereafter. Upon signing the GBT License Agreement, GBT paid the Company $300,000 which is nonrefundable. The Company has recognized the $300,000 as revenue during the nine months ended September 30, 2018. Upon GBT making available for sale (the “Commercial Event”) an ICO (Initial Coin Offering) (the “Coin”), GBT will make a payment to the Company in the amount of $5,000,000. Further, upon the Commercial Event, GBT will grant the Company the ability to acquire 30% of the Coin at a 30% discount of such offering price of the Coin. The GBT License Agreement commenced as of the signing date and, unless terminated in accordance with the termination provisions of the GBT License Agreement, shall remain in force until the expiration of the patent pertaining to the Digital Currency Technology; provided that the right to use trade secrets shall survive the expiration of the GBT License Agreement provided the Company has not terminated. Prior to the signing of the GBT License Agreement, GBT advanced $200,000 to the Company, which the parties have agreed will be applied toward the $5,000,000 fee when it becomes due. The $200,000 is recorded as unearned revenue at September 30, 2018 in the accompanying consolidated balance sheet.

Note 13 – Concentrations

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments. There have been no losses in these accounts through September 30, 2018.

In 2017, the Company had one customer that contributed 100% of its revenues. Per the terms of the JV with Guardian LLC, Guardian LLC has committed to fund all Company’s needs, as well as needs of the JV. Failure of Guardian LLC to provide the Company or the JV with said funding would represent a significant Credit Risk. As of September 30, 2018 and December 31, 2017 the Company has a payable to Guardian LLC of $737,330 and $1,350,262, respectively.

Note 14 - Subsequent Events

Management has evaluated events that occurred subsequent to the end of the reporting period shown herein:

On October 2, 2018, Bellridge Capital LLC converted $125,000 of principal and $7,295 of accrued interest into 146,994 shares of common stock. On October 26, 2018, Bellridge Capital LLC converted $150,000 of principal and $9,781 of accrued interest into 177,534 shares of common stock. On November 2, 2018, the Company issued 318,583 shares of common stock to Bellridge in connection with the price protection (See Note 7).

On October 15, 2018, the Company issued 3,000,000 warrants to a consultant. The warrants have an exercise price of $0.60 per share and expire on October 15, 2023.

On October 12, 2018, the Waterford legal matter discussed in Note 12 was settled in favor of the Company that resulted in the cancelation of Waterford’s 93,750 warrants and the cancelation of 50,000 shares of the Company’s common stock owned by Waterford.

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

This section of the report should be read together with Footnotes of the Company audited financials for the year ended December 31, 2017. The unaudited statements of operations for the nine months ended September 30, 2018 and 2017 are compared in the sections below.

General Overview

Gopher Protocol Inc. (the “Company”, “we”, “us”, “our”, “Gopher”, “Gopher Protocol” or “GOPH”) was incorporated on July 22, 2009 under the laws of the State of Nevada and is headquartered in Santa Monica, California. Gopher is a development-stage company which considers itself a Native IoT solutions creator, developing Internet of Things (IoT) and Artificial Intelligence enabled mesh network and asset tracking IoT mobile technology.  Gopher has a portfolio of Intellectual Property that when commercialized will include smart microchips, mobile application software and supporting cloud software.  The system contemplates the creation of a global mesh network.  The core of the system will be its advanced microchip technology that can be installed in any mobile or fixed device worldwide. Gopher envisions this system as a low-cost, private and secure network between all enabled mobile devices providing shared processing, advanced mobile database management/sharing and enhanced mobile features.

Recent Developments

On January 14, 2018, the Company entered into an Initial Term Agreement (the “ITA”) with Spare CS Inc. (“Spare”), a Delaware corporation, pursuant to which the Company agreed to acquire 50% of the equity of Spare. During the nine months ended September 30, 2018, the Company terminated the ITA with Spare and wrote off the $265,000 that has been advanced to Spare. The $265,000 in included as part of the impairment of assets in the accompanying consolidated statement of operations.

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

Results of Operations:

Three months ended September 30, 2018 and September 30, 2017

A comparison of the statements of operations for the three months ended September 30, 2018 and 2016 is as follows:

	Three Months Ended September 30,		Change
	2018	2017	$	%

Sales	$15,536,196	$4,471,626	$11,064,570	247.4%
Cost of goods sold	14,692,250	4,174,374	10,517,876	252.0%
Gross profit	843,946	297,252	546,694	183.9%
Operating expenses	22,529,250	5,937,176	16,592,074	279.5%
Loss from operations	(21,685,304)	(5,639,924)	(16,045,380)	284.5%
Other expense	(3,154,436)	(300,803)	(2,853,633)	948.7%
Loss before provision for income taxes	(24,839,740)	(5,940,727)	(18,899,013)	318.1%
Provision for income taxes	—	—	—
Net loss	$(24,839,740)	$(5,940,727)	$(18,899,013)	318.1%

Sales for the three months ended September 30, 2018 were $15,536,196 compared to $4,471,626 for the same period in 2017. The sales from 2017 to 2018 are not comparable since the increase of $11,064,570 or 247.4% is almost all the result of sales from the acquisitions of RWJ in September 2017 and ECS in March 2018. The 2017 sales only include one month of sales from the RWJ acquisition while the 2018 sales include three months of sales from RWJ and ECS. Sales recognized from the RWJ and the ECS acquisitions for the three months ended September 30, 2018 were $7,168,415 and $7,955,549, respectively, compared to $4,426,626 and $0, respectively, for the same period in 2017. Sales from the three months ended September 30, 2018 also included a licensing fee of $300,000 generated by Gopher.

Our gross margins for the three months ended September 30, 2018 were 5.4% as compared to 6.6% for the same period in 2017. The decrease in due to the sales generated by the ECS assets have a lower gross margin.

Operating expenses for the three months ended September 30, 2018 were $22,529,250 compared to $5,937,176 for the same period in 2017. The increase of $16,592,074 or 279.5% is due to i) a charge of $11,750,000 during 2018 related to the buyout of a profit participation agreement with Guardian LLC; ii) a charge of $7,132,286 during 2018 related to the impairment of assets associated with the RWJ acquisition; iii) including the operating cost for the newly acquired acquisitions offset by a decrease in the value of common stock and warrants issued to consultants and employees for services rendered during the three months ended September 30, 2018.

Other expense for the three months ended September 30, 2018 was $3,154,436, an increase of $2,853,633 from $300,803 for the same period in 2017. The increase is principally due to the change in fair value of the derivative liability as a result of using a variable conversion price to account for the Bellridge debentures.

Net loss for the three months ended September 30, 2018 was $24,839,740 compared to $5,940,727 for the same period in 2017 due to the factors described above.

Nine months ended September 30, 2018 and September 30, 2017

A comparison of the statements of operations for the nine months ended September 30, 2018 and 2016 is as follows:

	Nine Months Ended September 30,		Change
	2018	2017	$	%

Sales	$36,907,212	$4,561,626	$32,345,586	709.1%
Cost of goods sold	35,316,203	4,174,374	31,141,829	746.0%
Gross profit	1,591,009	387,252	1,203,757	310.8%
Operating expenses	44,261,783	6,528,748	37,733,035	578.0%
Loss from operations	(42,670,774)	(6,141,496)	(36,529,278)	594.8%
Other expense	(3,771,693)	(1,374,798)	(2,396,895)	174.3%
Loss before provision for income taxes	(46,442,467)	(7,516,294)	(38,926,173)	517.9%
Provision for income taxes	—	—	—
Net loss	$(46,442,467)	$(7,516,294)	$(38,926,173)	517.9%

Sales for the nine months ended September 30, 2018 were $36,907,212 compared to $4,561,626 for the same period in 2017.. The sales from 2017 to 2018 are not comparable since the increase of $32,345,586 or 709.1% is almost all the result of sales from the acquisitions of RWJ in September 2017 and ECS in March 2018. The 2017 sales only include one month of sales from the RWJ acquisition while the 2018 sales include nine and seven months, respectively, of sales from RWJ and ECS. Sales recognized from the RWJ and the ECS acquisitions for the nine months ended September 30, 2018 were $17,674,242 and $18,727,466, respectively, compared to $4,426,626 and $0, respectively, for the same period in 2017. Sales from the nine months ended September 30, 2018 also included a licensing fee of $300,000 generated by Gopher.

Our gross margins for the nine months ended September 30, 2018 were 4.3% as compared to 8.5% for the same period in 2017. The decrease in due to the sales generated by the ECS assets have a lower gross margin.

Operating expenses for the nine months ended September 30, 2018 were $44,261,783 compared to $6,528,748 for the same period in 2017. The increase of $37,733,035 or 578.0% is due to i) a charge of $11,750,000 during 2018 related to the buyout of a profit participation agreement with Guardian LLC; ii) a charge of $7,132,286 during 2018 related to the impairment of assets associated with the RWJ acquisition; iii) including the operating cost for the newly acquired acquisitions; and iv) an increase of $14,853,096 for the value of common stock and warrants issued to consultants and employees for services rendered during the nine months ended September 30, 2018.

Other expense for the nine months ended September 30, 2018 was $3,771,693, an increase of $2,396,895 from $1,374,798 for the same period in 2017. The increase is principally due to the change in fair value of the derivative liability as a result of using a variable conversion price to account for the Bellridge debentures.

Net loss for the nine months ended September 30, 2018 was $46,442,467 compared to $7,516,294 for the same period in 2017 due to the factors described above.

Liquidity and Capital Resources

Our cash was $522,445 and $1,305,062 at September 30, 2018 and December 31, 2017, respectively. Cash used in operating activities during the nine months ended September 30, 2018 was $2,842,007, compared to $215,405 during the same period in 2017. Certain items are not comparable between the periods, including common stock and warrants issued for services in 2018, amortization of intangible assets from recent acquisitions and amortization of debt discount which result from the convertible notes issued in 2017. Our working capital position worsened going from a working capital deficit of $1,060,506 at December 31, 2017 to a working capital deficit of $5,278,748 at September 30, 2018, principally as a result of the increase in the derivative liability, an increase in accounts payable and accrued expenses and the issuance of a note payable related to the acquisition of certain assets ECS Prepaid LLC with an outstanding balance of $392,619 at September 30, 2018. Cash flows used in investing activities were $496,229 during the nine months ended September 30, 2018, compared to $13,021 for the same period in 2017. The increase is due to the purchase of property and equipment, the amount paid for acquisitions and the amount paid as an acquisition deposit for Spare CS, Inc. Cash from financing activities for the nine months ended September 30, 2018 was $2,555,619, compared to $250,000 for the same period in 2017. The increase is due to the issuance of a convertible notes and the sale of common stock in 2018.

We sustained net losses of $46,045,353 for the nine months ended September 30, 2018. In addition, we had a working capital deficit of $5,286,129 and accumulated deficit of $60,427,015 at September 30, 2018. We recently purchased the assets of RWJ Advanced Marketing, LLC in 2017, and ECS Prepaid LLC, Electronic Check Services, Inc. and Central States Legal Services, Inc. in 2018. RWJ and ECS have historically generated significant revenues which we expect to continue in the future. In addition, during the first half of 2018, the Company has raised or secured $3,000,000 in convertible debt and equity capital, and will need to raise additional capital in the future of which there is no guarantee that the Company will be able to successfully raise such capital on acceptable terms. With the cash flow from operations from the recent acquisitions, the cash received from recent convertible debt and equity capital, and cash needed to be raised in the near future, we believe we will have sufficient cash to meet our obligations for the next 12 months.

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

Revenue Recognition

ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on January 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. As sales are and have been primarily from IT services, sale of phones, phone card products, prepaid cellular phone minutes and cellular activation, and the Company has no significant post-delivery obligations, this new standard did not result in a material recognition of revenue on the Company’s accompanying consolidated financial statements for the cumulative impact of applying this new standard. The Company made no adjustments to its previously-reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

Revenue from providing IT services, sale of phones, phone card products, prepaid cellular phone minutes and cellular activation services are recognized under Topic 606 in a manner that reasonably reflects the delivery of its services and products to customers in return for expected consideration and includes the following elements:

●	executed contracts with the Company’s customers that it believes are legally enforceable;

●	identification of performance obligations in the respective contract;

●	determination of the transaction price for each performance obligation in the respective contract;

●	allocation the transaction price to each performance obligation; and

●	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to each of the Company’s revenue category, is summarized below:

●	IT services - revenue is recorded on a monthly basis as services are provided;

●	Sale of phones, phone card products, prepaid cellular phone minutes and cellular activation – revenue is recognized at the time of sale to the customer; and

●	License fees and Royalties – revenue is recognized based on the terms of the agreement with its customer.

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

As a smaller reporting company, with limited revenues and the lack of profitability, the Company does not have the resources to install a dedicated staff with deep expertise in all facets of SEC disclosure and GAAP compliance. As is the case with many smaller reporting companies, the Company will continue to consult with its external auditors and attorneys as it relates to new accounting principles and changes to SEC disclosure requirements. In order to correct this material weakness, the Company engaged Kevin F. Pickard as Chief Financial Officer. The Company has found that this approach worked well in the past and believes it to be the most cost-effective solution available for the foreseeable future. The Company will conduct a review of existing sign-off and review procedures as well as document control protocols for critical accounting spreadsheets. The Company will also increase management’s review of key financial documents and records.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2018, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On or around February 27, 2017, the Company was issued a stay of the temporary restraining order barring its transfer agent from providing shares in connection with the exercise of the first Waterford warrant on 93,750 shares that was provided to Waterford in connection with the execution of the engagement letter that was executed by the parties on or around June 10, 2016. In October 2018, this matter was resolved in favor of the Company.

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

On the Closing Date, the Company and J.I.L. Venture LLC (“JIL Venture”), a non-related party, which assisted structuring and negotiating the ECS Purchase Agreement and related asset purchase, entered a Consulting Agreement dated March 1, 2018. In consideration for the services, the Company issued JIL Venture 1,000,000 shares of common stock and warrants to purchase 1,500,000 shares of common stock exercisable for a term of five years at an exercise price of $1.85 per share. JIL Venture assigned 500,000 shares of common stock and 750,000 warrants to acquire 750,000 shares of common stock to Michelle Bauer, the wife of Gregory Bauer, CEO and a director of the Company. The assignment of common stock and warrants from JIL Ventures to Ms. Bauer never took place; therefore JIL Ventures retained all 1,000,000 shares of common stock and 1,500,000 warrants.

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

Board Appointments

On May 17, 2018, Robert Yaspan, Judit Nagypal and Ambassador Ned L. Siegel were appointed to the Board of Directors of the Company to serve as directors of the Company. Mr. Yaspan will also serve as Chairman of the Board of Directors. Ms. Nagypal and Ambassador Siegel are considered independent directors and entered into agreements pursuant to which each will serve as a director. The director agreements provide that each will receive a one-time grant of 100,000 shares of common stock and a stock option to acquire 100,000 shares of common stock exercisable for a period of five years at $2.50 per share. Mr. Yaspan, in consideration for serving as Chairman of the Board, entered into an agreement providing a one-time grant of 250,000 shares of common stock and a stock option to acquire 250,000 shares of common stock exercisable for a period of five years at $2.50 per share. Each director will receive 100,000 shares of common stock per year vesting in increments of 25,000 per quarter commencing January 1, 2019. On June 18, 2018, Eva Bitter was appointed to the Board of Directors of Gopher Protocol Inc. (the “Company”) to serve as a director of the Company. Ms. Bitter entered into an agreement pursuant to which she will serve as a director. The director agreement provides that she will receive a one-time grant of 100,000 shares of common stock and a stock option to acquire 100,000 shares of common stock exercisable for a period of five years at $2.50 per share. In addition, Ms. Bitter will receive 100,000 shares of common stock per year vesting in increments of 25,000 per quarter commencing January 1, 2019.

Interim Chief Executive Officer

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

Mobiquity Technologies, Inc.

On September 4, 2018, the Company and Mobiquity Technologies, Inc., a New York corporation (OTCQB: MOBQ”) (“Mobiquity”) entered an Agreement (the “MOBQ Agreement”) pursuant to which the parties exchanged equity interest in each of the companies. In accordance with the Agreement, the Company will receive 1,000 shares of Mobiquity’s restricted Series AAAA Preferred Stock (the “Mobiquity Preferred Stock”) in consideration of Company’s concurrent sale and issuance to Mobiquity of 10,000,000 shares of Company’s restricted Common Stock (the “Gopher Common Stock”). The shares of Mobiquity Preferred Stock are convertible into an aggregate of up to 100,000,000 shares of Mobiquity common stock (the “Mobiquity Common Stock”) and 150,000,000 common stock purchase warrants (the “Mobiquity Warrants”). The Mobiquity Warrants shall have a term of 5-years from the date of grant and shall be exercisable at a price of $0.12 per share and the shares of Mobiquity Preferred Stock shall not be convertible into shares of Mobiquity Common Stock and the Mobiquity Warrants shall not be contemporaneously granted until after Mobiquity’s Board of Directors and stockholders shall have increased the authorized number of shares of Mobiquity’s common stock to a number sufficient to accommodate a reserve in the Company’s favor of 250,000,000 shares of Mobiquity’s common stock. The Mobiquity Preferred Stock shall have immediate voting rights equal to the number of shares of Mobiquity Common Stock into which they may be converted, not including the shares of Mobiquity’s common stock underlying the Mobiquity Warrants (the “Mobiquity Warrant Shares”). The closing occurred on September 4, 2018. Mobiquity agreed that for a period beginning immediately upon the six (6)-month anniversary of the date hereof and ending on the twenty-four (24)-month anniversary of the date hereof (the “Leak-Out Period”), Mobiquity shall have the right to sell or otherwise transfer into the public markets on any given day up to 20,000 shares of Gopher Common Stock. Mobiquity may transfer all or a portion of the shares of Gopher Common Stock otherwise at any time, so long as the receiving party adheres to the above Leak-Out Period.

CONSUL GROUP RE 2021, SRL (“Consul”), a-third party controlled by Mauricio Lara Esq. has been engaged by the Company as consultant to provide services in connection with the Company’s investment in Mobiquity. Consul will provide analysis, interaction with related professional and other services as requested by the Company. The Company has agreed to pay Consul 1,000,000 shares of common stock of the Company for services rendered to the Company. In addition, Mobiquity paid a finder’s fee to Consul of 10,000,000 restricted shares of common stock of Mobiquity and 15,000,000 Mobiquity Warrants. The Mobiquity Warrants shall have a term of 5-years from the date of grant and shall be exercisable at a price of $0.12 per share.

Series G Preferred Shares

On December 29, 2017, Guardian LLC converted all of the principal and interest of the Note, into 2,000,000 shares of Series G Preferred Stock. The Series G Preferred Stock is entitled to vote on an as-converted basis, automatically converts to common stock upon any liquidation, dissolution or winding up and the Company may not declare a dividend until the Series G Preferred Stock has received a dividend. Each share of Series G Preferred Stock is convertible into one shares of common stock of the Company and contain standard anti-dilution rights. On August 30, 2018, Guardian LLC converted the 2,000,000 shares of Series G Preferred Stock into 2,000,000 shares of common stock.

Guardian LLC - Patch

On March 29, 2016, the Company contributed all of its rights relating to its proprietary microchip that is within a sticky patch package (the “Patch”) to Guardian LLC in consideration of 50% of the profit generated by Guardian LLC and a commitment from Guardian LLC that it is responsible for investing all needed funds for the purpose of developing the Patch and related products to the Patch, as well as funding the working capital needs of the Company. On September 25, 2018, the Company entered into an agreement with Guardian LLC pursuant to which the Company purchased Guardian LLC’s 50% interest previously entered between the parties in March 2016 covering the Guardian Patch, Puzpix and Epsilon. In consideration, the Company issued Guardian 12,500,000 shares of common stock.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1	Certificate of Incorporation of Forex International Trading Corp. (6)
3.2	Bylaws of Forex International Trading Corp. (6)
3.3	Certificate of Designation for Series A Preferred Stock (14)
3.4	Certificate of Designation for Series B Preferred Stock (21)
3.5	Certificate of Designation – Series C Preferred Stock (22)
3.6	Amendment to the Certificate of Designation for the Series B Preferred Stock (25)
3.7	Amendment to the Certificate of Designation for the Series C Preferred Stock(25)
3.8	Certificate of Change filed pursuant to NRS 78.209 (31)
3.9	Articles of Merger filed pursuant to NRS 92.A.200 (31)
3.10	Certificate of Amendment to the Articles of Incorporation of Gopher Protocol Inc. (34)
4.1	Convertible Promissory Note issued by the Company to ATL dated July 8, 2010 (3)
4.2	Secured and Collateralized Promissory Note issued by ATL to the Company dated July 8, 2010 (3)
4.3	Collateral and Security Agreement by and between Forex International Trading Group and ATL dated July 7, 2010 (3)
4.4	Promissory Note issued to Rasel Ltd. Dated October 6, 2009(7)
4.5	Promissory Note issued to Rasel Ltd. Dated October 20, 2009 (7)
4.6	Letter Agreement between Rasel Ltd. and Forex International Trading Corp. dated January 22, 2011 (8)
4.7	Letter Agreement by and between Forex International Trading Group and ATL dated November 8, 2010(9)
4.8	6% Convertible Note issued to APH (11)
4.9	6% Convertible Debenture issued to HAM dated April 5, 2011 (14)
4.10	Promissory Note dated November 30, 2011 issued to Cordellia dioxo. in the amount of $1,000,000 (18)
4.11	$500,000 Convertible Promissory Note issued by Forex International Trading Corp. (23)
4.12	$400,000 Secured and Collateralized Promissory Note issued by Vulcan Oil & Gas Inc. (23)
4.13	Securities Purchase Agreement dated July 24, 2013 entered with Asher Enterprise Inc. (26)
4.14	Convertible Promissory Note issued to Asher Enterprises Inc. (26)
4.15	10% Convertible Debenture issued to GV Global Communications Inc. (30)
4.16	Amendment to 10% Convertible Promissory Debenture held by GV Global Communications, Inc. (32)
4.17	Series D Preferred Stock Certificate of Designation (32)
4.18	Common Stock Purchase Warrant (40)
4.19	6% Convertible Promissory Note issued by the Company to Guardian Patch LLC dated May 23, 2017 (41)
4.20	Securities Purchase Agreement entered with Crown Bridge Partners, LLC dated June 9, 2017 (42)
4.21	Convertible Promissory Note dated June 9, 2017 issued to Crown Bridge Partners LLC (42)
4.22	Convertible Promissory Note Back End Note dated June 9, 2017 issued to Crown Bridge Partners LLC (42)
4.23	Collateralized Secured Promissory Note Back End Note dated June 9, 2017 issued to Crown Bridge Partners LLC (42)
4.24	Securities Purchase Agreement entered with Eagle Equities, LLC dated June 9, 2017 (42)
4.25	Convertible Promissory Note issued to Eagle Equities, LLC dated June 9, 2017 (42)
4.26	Convertible Promissory Note issued to Eagle Equities, LLC dated June 9, 2017 (Back End Note) (42)
4.27	Form of Collateralized Secured Promissory Note dated June 9, 2017 issued by Eagle Equities, LLC (42)

4.28	Convertible Promissory Note dated June 7, 2017 issued to JSJ Investments Inc. (42)
4.29	Convertible Promissory Note dated June 29, 2017 issued to JSJ Investments Inc. (44)
4.30	Form of Warrant issued to Robert Warren Jackson, Gregory Bauer, Michael Murray and Guardian Patch, LLC dated September 1, 2017 (45)
4.31	Balloon Note payable by Gopher Protocol Inc. to RWJ Advanced Marketing, LLC dated September 1, 2017 (45)
4.32	Securities Purchase Agreement entered with Eagle Equities, LLC dated September 13, 2017 (46)
4.33	Convertible Promissory Note issued to Eagle Equities, LLC dated September 13, 2017(46)
4.34	Convertible Promissory Note issued to Eagle Equities, LLC dated September 13, 2017 (Back End Note) (46)
4.35	Form of Collateralized Secured Promissory Note dated September 13, 2017 issued by Eagle Equities, LLC(46)
4.36	Securities Purchase Agreement dated October 2, 2017 between Gopher Protocol Inc. and Power Up Lending Group Ltd. (47)
4.37	Convertible Promissory Note dated October 2, 2017 issued to Power Up Lending Group Ltd. (47)
4.38	Securities Purchase Agreement entered with Labrys Fund, LP dated October 26, 2017 (49)
4.39	Convertible Promissory Note issued to Labrys Fund, LP dated October 26, 2017 (49)
4.40	Rescission Agreement entered between Gopher Protocol Inc. and Crown Bridge Partners, LLC dated October 23, 2017 (49)
4.41	Securities Purchase Agreement by and between Gopher Protocol Inc. and Eagle Equities, LLC dated December 29, 2017 (50)
4.42	Common Stock Purchase Warrant issued to Eagle Equities, LLC dated December 29, 2017 (50)
4.43	Certificate of Designation of the Preferences, Rights and Limitations of the Series G Convertible Preferred Stock (51)
4.44	Form of Securities Purchase Agreement entered with Bellridge Capital, LLC (52)
4.45	10% Convertible Debenture issued to Bellridge Capital, LLC dated March 2, 2018 (52)
4.46	Common Stock Purchase Warrant issued to Bellridge Capital, LLC dated March 2, 2018 (52)
4.47	Form of Warrant issued to Derron Winfrey, Dennis Winfrey, Mark Garner and JIL Venture dated March 1, 2018 (53)

4.48	Note payable by Gopher Protocol Inc. to ECS, LLC dated March 1, 2018 (53)
4.49	10% Convertible Debenture issued to Bellridge Capital, LP dated April 9, 2018 (54)
4.50	Common Stock Purchase Warrant issued to Bellridge Capital, LP dated April 9, 2018 (54)
4.51	Stock Option issued to Kevin Pickard dated April 16, 2018 (55)
4.52	Stock Option issued to Muhammad Khilji dated April 25, 2018 (56)
4.53	Securities Purchase Agreement by and between Gopher Protocol Inc. and Eagle Equities, LLC dated May 4, 2018 (57)
10.1	Software Licensing Agreement dated April 12, 2010, by and between Forex International Trading Corp and Triple (1)
10.2	Employment Agreement dated April 23, 2010, by and between Forex International Trading Corp and Darren Dunckel (2)
10.3	Letter Agreement by and between Forex International Trading Corp. and Anita Atlas, dated July 29, 2010 (4)
10.4	Letter Agreement by and between Forex International Trading Corp. and Stewart Reich, dated July 29, 2010 (4)
10.5	Letter Agreement by and between Forex International Trading Corp. and Mr. William Glass, dated August 6, 2010 (5)
10.6	Share Exchange Agreement by and between Forex International Trading Corp. and APH (10)
10.7	Letter Agreement by and between Forex International Trading Corp., APH, Medirad Inc. and Rasel Ltd. (11)
10.8	Letter Amendment by and between Forex International Trading Corp. and William Glass, dated March 4, 2011 (13)
10.9	Letter Amendment by and between Forex International Trading Corp. and Stewart Reich, dated March 4, 2011 (13)
10.10	Employment Agreement by and between Forex International Trading Corp. and Liat Franco, dated March 7, 2011 (13)
10.11	Agreement between Forex International Trading Corp. and APH dated April 5, 2011 (14)
10.12	Conversion Agreement between MP and Forex International Trading Corp. dated April 5, 2011 (14)
10.13	Share Exchange Agreement between Forex International Trading Corp. and dated April 5, 2011 (14)
10.14	Agreement to Unwind and Mutual Release dated as of July 11, 2011 by and between Forex International Trading Corp., Forex NYC and Wheatley Investment Agreement by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)
10.15	Registration Rights Agreement with Centurion by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)
10.16	Intentionally Left Blank
10.17	Settlement Agreement by and between Forex International Trading Corp., A.T. Limited, Watford Holding Inc. and James Bay Holdings, Inc. dated November 1, 2011 (17)
10.18	Settlement and Foreclosure Agreement between Forex International Trading Corp., AP Holdings Limited, H.A.M Group Limited and Cordellia d.o.o.(18)
10.19	Annulment of Share Purchase Agreement dated December 5, 2011 between Triple 8 Limited, AP Holdings Limited, H.A.M Group Limited and 888 Markets (Jersey) Limited (18)
10.20	Promissory Note issued to Forex International Trading Corp. dated December 13, 2011 (19)
10.21	Stock Pledge Agreement executed by Fortune Market Media Inc. dated December 13, 2011 (19)
10.22	Conversion Agreement between the Company and GV Global Communications, Inc. (22)
10.23	Agreement by and between and Direct JV Investments Inc., Forex International Trading Corporation and Vulcan Oil & Gas Inc. dated January 7, 2013 (23)
10.24	Evaluation License Agreement dated September 2, 2013, by and between Forex International Trading Corp and Micrologic Design Automation, Inc. (27)
10.25	Letter Agreement dated January 2, 2014, by and between Forex International Trading Corp and Micrologic Design Automation, Inc. (28)
10.26	Settlement Agreement by and between Forex International Trading Corp. and Leova Dobris dated November 14, 2014 (29)
10.27	Exchange Agreement by and between Forex International Trading Corp. and Vladimir Kirish dated January 22, 2015 (30)
10.28	Exchange Agreement by and between Forex International Trading Corp. and GV Global Communications Inc. dated January 22, 2015 (30)
10.29	Agreement by and between Forex International Trading Corp. and Fleming PLLC dated January 22, 2015 (30)
10.30	Territorial License Agreement dated March 4, 2015, by and between Gopher Protocol Inc. and Hermes Roll LLC (32)
10.31	Amended and Restated Territorial License Agreement dated June 16, 2015 by and between Gopher Protocol Inc. and Hermes Roll LLC (35)
10.32	Letter Agreement dated August 20, 2015 by and between Gopher Protocol Inc. and Dr. Danny Rittman (36)
10.33	Consulting Agreement dated August 11, 2015, by and between Gopher Protocol Inc. and Michael Korsunsky (37)
10.34	Letter Agreement dated March 14, 2016 by and between Gopher Protocol Inc. and Dr. Danny Rittman. (38)
10.35	Amended and Restated Employment Agreement by and between Gopher Protocol Inc. and Dr. Danny Rittman dated April 19, 2016 (39)
10.36	Consulting Agreement dated September 10, 2016, by and between Gopher Protocol Inc. and Waterford Group LLC (40)
10.37	Conversion Agreement between the Company and Guardian Patch LLC dated May 23, 2017 (41)
10.38	Lock-Up and Leak-Out Agreement between the Company and Guardian Patch LLC dated June 26, 2017 (43)
10.39	Lock-Up and Leak-Out Agreement between the Company and Stanley Hills LLC dated June 29, 2017 (43)
10.40	Letter Agreement between the Company and Danny Rittman dated June 29, 2017 (43)

10.41	Asset Purchase Agreement between Gopher Protocol Inc. and RWJ Advanced Marketing, LLC dated September 1, 2017 (45)
10.42	Addendum to Asset Purchase Agreement between Gopher Protocol Inc. and RWJ Advanced Marketing, LLC dated September 1, 2017 (45)
10.43	Employment Agreement between Gopher Protocol Inc. and Gregory Bauer dated September 1, 2017 (45)
10.44	Consulting Agreement between Gopher Protocol Inc. and Guardian Patch, LLC dated September 1, 2017 (45)
10.45	Rescission Agreement between Gopher Protocol Inc. and Eagle Equities LLC dated December 31, 2017 (51)
10.46	Amendment of Lock-Up and Leak-Out Agreement between Gopher Protocol Inc. and Stanley Hills, LLC dated December 29, 2017(51)
10.47	Amendment of Lock-Up and Leak-Out Agreement between Gopher Protocol Inc. and Guardian Patch, LLC dated December 29, 2017(51)
10.48	Asset Purchase Agreement between Gopher Protocol Inc. and ECS Prepaid LLC dated March 1, 2018 (53)
10.49	Employment Agreement between Gopher Protocol Inc. and Derron Winfrey dated March 1, 2018(53)
10.50	Employment Agreement between Gopher Protocol Inc. and Mark Garner dated March 1, 2018(53)
10.51	Consulting Agreement between Gopher Protocol Inc. and J.I.L. Venture LLC dated March 1, 2018(53)
10.52	Executive Retention Agreement by and between Gopher Protocol Inc. and Kevin Pickard dated April 16, 2018 (55)
10.53	Indemnification Agreement by and between Gopher Protocol Inc. and Kevin Pickard dated April 16, 2018 (55)
10.54	Director Agreement by and between Gopher Protocol Inc. and Muhammad Khilji dated April 25, 2018 (56)
10.55	Indemnification Agreement by and between Gopher Protocol Inc. and Muhammad Khilji dated April 25, 2018 (56)
10.56	Director Agreement by and between Gopher Protocol Inc. and Robert Yaspan dated May 17, 2018 (58)
10.57	Director Agreement by and between Gopher Protocol Inc. and Judit Nagypal dated May 17, 2018 (58)
10.58	Director Agreement by and between Gopher Protocol Inc. and Ambassador Siegel dated May 17, 2018 (58)
10.59	Director Agreement by and between Gopher Protocol Inc. and Eva Bitter dated June 18, 2018 (59)
10.60	Employment Agreement by and between Gopher Protocol Inc. and Douglas L. Davis dated July 23, 2018 (60)
10.61	Director Agreement by and between Gopher Protocol Inc. and Mitchell K. Tavera dated July 31, 2018 (61)
10.62	Agreement between Gopher Protocol Inc. and Mobiquity Technologies, Inc. dated September 4, 2018 (62)
10.63	Consulting Agreement between Gopher Protocol Inc. and Consul Group RE 2021, SRL dated September 5, 2018 (62)
10.64	Exclusive Intellectual Property License and Royalty Agreement between Gopher Protocol Inc. and GBT Technologies, S.A. dated September 14, 2018 (63)
10.65	Letter Agreement between Gopher Protocol Inc. and Dr. Danny Rittman dated September 14, 2018 (63)
16.1	Letter from Alan R. Swift, CPA, P.A. (33)
16.2	Letter from Anton & Chia, LLP (48)
21.1	List of Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Guardian – Global Tracking Technology (42)

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2010
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 28, 2010
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 13, 2010
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 3, 2010
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 9, 2010
(6)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 9, 2009.
(7)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on November 2, 2009.
(8)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on January 29, 2010.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 22, 2010
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 17, 2010
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2011
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 2, 2011
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 9, 2011
(14)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 6, 2011
(15)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 20, 2011

(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 29, 2011
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 9, 2011
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 12, 2011
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 16, 2011
(20)	Incorporated by referenced to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 13, 2012
(21)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 14, 2012
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 27, 2012.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 9, 2013.
(24)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2013.
(25)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 20, 2012.
(26)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 1, 2013.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 4, 2013.
(28)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2014.
(29)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 20, 2014
(30)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 27, 2015
(31)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 18, 2015
(32)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 12, 2015
(33)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 24, 2015
(34)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 1, 2015
(35)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 16, 2015
(36)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 21, 2015
(37)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 28, 2015
(38)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2016
(39)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2016
(40)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 13, 2016
(41)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 26, 2017
(42)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 13, 2017

(43)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 30, 2017
(44)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 7, 2017
(45)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 7, 2017
(46)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 22, 2017
(47)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 10, 2017
(48)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 27, 2017
(49)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 30, 2017
(50)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 2, 2018
(51)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2018
(52)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 6, 2018
(53)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 21, 2018
(54)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 13, 2018
(55)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 18, 2018
(56)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 26, 2018.
(57)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 8, 2018.
(58)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 22, 2018.
(59)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 22, 2018.
(60)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 24, 2018.
(61)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 31, 2018.
(62)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 9, 2018.
(63)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 18, 2018.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

GOPHER PROTOCOL INC. (Registrant)

Date: November 14, 2018	By:	/s/ Douglas Davis
Douglas Davis
Interim Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2018	By:	/s/ Kevin Pickard
Kevin Pickard
Chief Financial Officer (Principal Financial and Accounting Officer)