Form 10-K
period 2018-12-31
Gopher Protocol Inc.
filed 2019-03-28
CIK 1471781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

As of June 30, 2018, the market value of our common stock held by non-affiliates was approximately $73,742,824, which is computed based upon the closing price on that date of the Common Stock of the registrant on the OTCQB maintained by OTC Markets Group Inc. of $1.70. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of March 27, 2019, 207,409,616 shares of common stock, $.00001 par value per share, of the registrant were outstanding.

Documents incorporated by reference:  None

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

Gopher Protocol Inc. (the “Company”, “Gopher”, “Gopher Protocol” or “GOPH”) was incorporated on July 22, 2009 under the laws of the State of Nevada. Gopher is an emerging growth company that is creating and patenting innovative mobile microchip (ICs) and software technologies based on the GopherInsight ™ technology platform. The Company also offers prepaid cellular phone minutes for both domestic and international carriers. In addition, the Company offers cellular activation (activating SIM cards with wireless carriers) to create additional users (consumers) on those networks and provides check processing, verification and recovery solutions for small to medium sized businesses. The Company derived revenues from (i) the provision of IT services to Guardian Patch LLC, a related party (“Guardian LLC”); (ii) from the operations of the assets it acquired in the third quarter of 2017 and the first and second quarters of 2018 that include the sale of phones, phone card products, prepaid cellular phone minutes and cellular activation and (iii) from the licensing of its technology.

GopherInsight™ is a patented (with additional patents pending), real time, heuristic (self-learning/artificial intelligence-based) global mesh network and asset tracking IoT technology. GopherInsight™ chip and software technologies, if successfully fully developed, are designed to be installed in mobile devices (smartphones, tablets, laptops, etc.), autonomous vehicles, robots, drones, consumer products, as well as other fixed and mobile stand-alone products. It is intended that GopherInsight ™ software applications will work in conjunction with GopherInsight ™ microchips across mobile operating systems, providing computing power, advanced database management/sharing functionalities and more. The technology under development consists of a smart microchip, mobile application software and supporting software. The system contemplates the creation of a global mesh network.

The Company is developing a state-of-the-art platform called GopherInsight™ that is targeted to be launched first as a microchip with firmware, then as software, in mobile and fixed devices and locations (including smartphones, tablets, laptops, servers, remote POS points, etc.). GopherInsight will provide a series of software modules including Gopher’s own gNET proprietary mesh network protocol, gEYE multi-level security protocol, and all will be managed by Gopher’s Avant! AI Artificial Intelligence.

GopherInsight’s microchip design and software are primarily intended to be licensed on a private-label basis to strategic technology partners, or Original Equipment Manufacturers (OEMs), that manufacture solutions such as telecommunication systems and data networks, mobile devices, asset tracking systems, and other IoT solutions that relay data and are connected to a network.

The Company intends where possible to market these solutions to OEMs and charge a licensing fee to generate revenue. The Company already has one agreement with an OEM, GBT (Genesis Blockchain Technologies), which is a licensing agreement providing for an initial payment of $5,000,000 and an ongoing revenue share royalty of 2% of revenue.

The Company is targeting three growing markets: prepaid services, asset-tracking IoT, and wireless mesh networks.

Prepaid services

On September 1, 2017, the Company entered into an Asset Purchase Agreement with a third party, RWJ Advanced Marketing, LLC, a Georgia corporation. The Company entered into this Asset Purchase Agreement to acquire terminals in approximately 9,400 locations by which, and at which, the Company planned to deploy its IOT/asset tracking technology. The operations consist primarily of the sale of phones and phone card products, including PINS for cell minutes, SIM cards for cell minutes, as well as gift cards and prepaid long distance cards. The Company incorporated a wholly-owned subsidiary, UGopherServices Corp. (“UGopherServices”), to operate the acquired assets. The assets acquired in the purchase consist of (1) racks that contain 9-12 items per rack that are displayed in retail locations, mainly convenience stores; and (2) payment terminals at those same points of sale.

On March 16, 2018, the Company entered into and closed an asset purchase agreement dated March 1, 2018 with ECS Prepaid, LLC (“ECS”), a Missouri limited liability company, pursuant to which the Company purchased certain assets from ECS, including, but not limited to, the processing prepaid platform, servers, POS terminals, customer list, a processing software program and goodwill, in consideration of $1,100,000 of which $100,000 was paid on the Closing Date and the balance is to be paid pursuant to a secured promissory note in the amount of $1,000,000. In addition, the Company issued 500,000 shares of common stock of the Company and warrants to purchase 500,000 shares of common stock that are exercisable for a period of five years at a fixed exercise price of $1.85 per share. The note is secured by the assets acquired by the Company from ECS and the Company is required to make ten equal principal payments of $100,000 commencing on April 15, 2018. The Company may prepay the note at any time without penalty.

On April 2, 2018, the Company entered into and closed an asset purchase agreement with Electronic Check Services, Inc. (“Electronic Check”), a Missouri corporation, pursuant to which the Company purchased certain assets from Electronic Check, including, but not limited to, assets associated with software that validates written check authenticity. The purchase price was $75,000 in cash, and the Company issued 250,000 shares of common stock of the Company and warrants to purchase 250,000 shares of common stock that are exercisable for a period of five years at a fixed exercise price of $2.70 per share.

On April 2, 2018, the Company entered into and closed an asset purchase agreement with Central State Legal Services, Inc. (“CSLS”), a Missouri corporation, pursuant to which the Company purchased certain assets from CSLS, including, but not limited to, assets associated with a system to recover funds from returned checks, for $25,000 in cash.

The Company entered into these asset purchase agreements to acquire the software needed to process transactions for its prepaid business, and to acquire additional terminal locations by which the Company will deploy its technology. On a combined basis, there are approximately 9,400 points of sale as a result of acquiring certain assets from both RWJ Advanced Marketing LLC and ECS.

On or around November 10, 2017, UGopherServices experienced a suspension of operations on the terminals that the Company acquired in its acquisition on September 1, 2017 from RWJ Advanced Marketing LLC. Management of the Company believes that this shutdown came as a result of the decision of Paypal Holdings Inc. (“Paypal”) decision to suspend operations of TIO Networks (“TIO”), and appears to have affected all of TIO’s customers. TIO was acquired by Paypal in or around July 2017. Prior to the suspension, the Company received no notice from TIO, or from RWJ Advanced Marketing LLC, which sold the assets to UGopherServices, that the suspension would be taking place. Although the Company worked diligently to contain the fallout from the suspension of operations by TIO, the vast majority of the customers that were acquired as part of the transaction defected as a result. The subsequent acquisition of ECS was done partly to stem the customer defections, as many of the customers of UgopherServices sought the services of ECS. In doing so, the Company got many, though not all, of the customers back.

The Company is currently in litigation with RWJ Advanced Marketing, LLC, its executives and other third parties, and wrote off a substantial portion of its investment in UgopherServices from September 1, 2017. The Company’s position is that it was defrauded by the Seller and certain third parties due to the lack of disclosure of TIO’s decision to suspend operations.

Prepaid services products

The racks located at the points of sale contain the following items:

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

Prepaid services markets

After the acquisition of certain assets from RWJ Marketing Services LLC in September 2017, the majority of the point of sale locations held by UGopherServices are in the Southeastern US, but the geographic penetration of the locations overall is national. As discussed above, a substantial portion of the investment in the UGopherServices investment was written off in the third fiscal quarter of 2018.

Prepaid services competition

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

Asset tracking IoT

The Company plans to launch a series of software and microchip design products that integrate into strategic technology partners’ solutions and enable real-time tracking and management of IoT-connect assets. As an example, the Company’s patented Guardian Patch solution is a sticky adhesive patch that is placed on an object to be tracked, and relays the location of the asset via a mesh network that does not rely on GSM or GPS technology. The Company currently supplies another asset tracking solution, the GuardianORB Pet Tracker, enabling real-time, mesh network, long-distance tracking of pets.

Additionally, GopherInsight™ allows the tracking and enhanced security of digital assets, including blockchain-based assets.

Asset tracking IoT markets

The applications for the Company’s asset tracking solution are vast. Vertical target markets may include  segments such as public sector, healthcare sector, banking financial services and insurance (BFSI) sector, transport and logistics sector, retail sector, commercial sector, industrial sector, energy & utility sector, manufacturing sector and other sectors.

Asset tracking IoT competition

The prevailing solutions in the asset tracking marketplace currently are a combination of barcoding and RFID technologies. The Company’s asset tracking solutions offers considerable advantages over existing solutions, because those solutions require that the asset is near the scanner to be scanned, and such solutions are “point to point,” meaning they require repeated scan points along a route in order to update the location of the asset. The GopherInsight platform, including the planned and patented Guardian Patch solution, is more accurate and when placed on or into the asset, can interactively locate and update information on an asset anywhere on earth. It works via a Gopher-enabled global mesh network, does not need GPS or GSM to locate the package, and is regularly transmitting information on the asset, meaning that there is no need to frequently re-scan the asset to update its location. In addition, the Company’s solutions are planned to include resource and distributed database management features which are not normally found in IoT systems.

There are many competitors supplying asset tracking and asset tracking IoT systems today, including companies such as AT&T, IBM and Verizon. It is Gopher’s goal to offer the GopherInsight platform to some or all of these competitors to upgrade and differentiate their solutions.

Wireless mesh networking

Wireless mesh networks consist of LAN/MAN/WAN solutions that are infrastructurally-intensive, may rely on regulated frequencies and bandwidth, often have so-called “last mile” problems areas where either economics or population density make it too expensive for current solutions to cover, and difficult to manage centrally. The Company’s GopherInsight platform makes it easy to add and manage last mile capacity. The solution is easily integrated into existing networks. The company’s Avant! AI platform is designed for easy integration with, and management of, additional coverage for customer networks.

Additionally, the Company will be targeting device manufacturers as strategic technology partners and OEMs. If a mobile phone manufacturer wishes to add GopherInsight to is devices, GopherInsight allows devices to communicate without the need for an internet service provider, thus dramatically reducing costs.

Wireless mesh networking markets

The Company will target telecommunications providers, corporate entities that run LAN or wide-area networks, universities, and government entities.

Wireless mesh networking markets competition

The competitors for wireless mesh networking solutions, and AI solutions, are the entities themselves that have their own capability. The Company’s strategy is to integrate and “wrap around” those solutions to make them more efficient, less costly, and less infrastructurally-intensive, while at the same time solving last mile problems to the end user.

Mobiquity Agreement

On September 4, 2018, Gopher the Company and Mobiquity Technologies, Inc., a New York corporation (OTCQB: MOBQ”) (“Mobiquity”) entered an Agreement (the “MOBQ Agreement”) pursuant to which the parties exchanged equity interest in each of the companies. In accordance with the Agreement, the Company will receive 1,000 shares of Mobiquity’s restricted Series AAAA Preferred Stock (the “Mobiquity Preferred Stock”) in consideration of Company’s concurrent sale and issuance to Mobiquity of 10,000,000 shares of Company’s restricted Common Stock (the “Gopher Common Stock”). The shares of Mobiquity Preferred Stock are convertible into an aggregate of up to 100,000,000 shares of Mobiquity common stock (the “Mobiquity Common Stock”) and 150,000,000 common stock purchase warrants (the “Mobiquity Warrants”). The Mobiquity Warrants shall have a term of 5-years from the date of grant and shall be exercisable at a price of $0.12 per share and the shares of Mobiquity Preferred Stock shall not be convertible into shares of Mobiquity Common Stock and the Mobiquity Warrants shall not be contemporaneously granted until after Mobiquity’s Board of Directors and stockholders shall have increased the authorized number of shares of Mobiquity’s common stock to a number sufficient to accommodate a reserve in the Company’s favor of 250,000,000 shares of Mobiquity’s common stock. The Mobiquity Preferred Stock shall have immediate voting rights equal to the number of shares of Mobiquity Common Stock into which they may be converted, not including the shares of Mobiquity’s common stock underlying the Mobiquity Warrants (the “Mobiquity Warrant Shares”). The closing occurred on September 4, 2018.

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

On November 19, 2018, the Company and Mobiquity entered into an Amendment and Exercise Letter waiving the requirement that Mobiquity’s Board of Directors and stockholders increase the authorized number of shares of Mobiquity’s common stock to a number sufficient to accommodate a reserve in the Company’s favor of 250,000,000 shares of Mobiquity’s common stock prior to the conversion of the Mobiquity Preferred Stock or exercise of the Mobiquity Warrants. In addition, the Company converted 200 shares of Mobiquity Preferred Stock resulting in the issuance to the Company by Mobiquity of 20 million shares of Mobiquity Common Stock and 30 million Mobiquity Warrants. The Company exercised the 30 million Mobiquity Warrants at an exercise price of $0.12 per share of common stock, payable through of the issuance to Mobiquity of 10 million shares of common stock of the Company.

On February 6, 2019, the Company entered into a letter agreement with Gopher Protocol Costa Rica Sociedad De Responsabilidad Limitada, a Costa Rican company (“Gopher CR”) and a 50% owned subsidiary of the Company, pursuant to which the Company sold 30,000,000 shares of Mobiquity Technologies, Inc., a New York corporation (“Mobiquity”) to Gopher CR in the principal amount of $5,000,000 secured by all of the assets of Gopher CR payable with 10% interest on the two year anniversary.

GBT Technologies, S.A. (“GBT”)

On September 14, 2018, the Company entered into an Exclusive Intellectual Property License and Royalty Agreement (the “GBT License Agreement”) with GBT, a fully compliant and regulated cryptocurrency exchange platform that currently operates in Costa Rica as a decentralized cryptocurrency platform, pursuant to which, among other things, the Company granted to GBT an exclusive, royalty-bearing right and license relating intellectual property relating to systems and methods of converting electronic transmissions into digital currency as reflected in that certain patent filed with the United Stated Patent and Trademark Office on or about June 14, 2018 (EFS ID: 32893586; Application Number: 16008069; collectively, the “Digital Currently Technology”). Pursuant to the GBT License Agreement, the Company granted GBT an exclusive worldwide license to use the Digital Currency Technology to make, use, sell, lease or otherwise commercialize and dispose of products and devices utilizing the Digital Currently Technology.

Under the terms of the GBT License Agreement, the Company is entitled to receive a royalty payment of 2% of gross revenue of each licensed product sold by GBT during the period starting in which revenue is first generated using the licensed products and continuing for five years thereafter. Upon signing the GBT License Agreement, GBT paid the Company $300,000, which is nonrefundable. The Company has recognized the $300,000 as revenue during the year ended December 31, 2018. Upon GBT making available for sale (the “Commercial Event”) an ICO (Initial Coin Offering) (the “Coin”), GBT will make a payment to the Company in the amount of $5,000,000. Further, upon the Commercial Event, GBT will grant the Company the ability to acquire 30% of the Coin at a 30% discount of such offering price of the Coin. The GBT License Agreement commenced as of the signing date and, unless terminated in accordance with the termination provisions of the GBT License Agreement, shall remain in force until the expiration of the patent pertaining to the Digital Currency Technology; provided that the right to use trade secrets shall survive the expiration of the GBT License Agreement provided the Company has not terminated. Prior to the signing of the GBT License Agreement, GBT advanced $200,000 to the Company, which the parties have agreed will be applied toward the $5,000,000 fee when it becomes due. The $200,000 is recorded as unearned revenue at December 31, 2018 in the accompanying consolidated balance sheet. As of the date of this filing, the Commercial Event has not yet occurred.

On March 9, 2019 the Company entered into a Non-Binding Letter of Intent for general terms upon which our respective Board of Directors or similar governing body will adopt a definitive share exchange agreement (the “Agreement”), and recommend that the GBT Shareholders enter into the Agreement whereby Gopher will purchase all of the outstanding securities of GBT Technologies (the “GBT Securities”) from the GBT Shareholders for consideration consisting of shares of the Company. This LOI sets forth the basic terms of the share purchase transaction and reflects the current, good faith intentions of Gopher, GBT Technologies and the GBT Shareholders with respect thereto. No assurance can be given that a definitive agreement will be entered into, that the appropriate governing bodies including the Company’s Board of Directors will approve such transactions, that the proposed transactions contemplated above will be consummated, or that GBT will be able to obtain adequate funds needed to fund its business plan.

Latinex

On January 8, 2019, the Company entered into a Stock Pledge Agreement with Latin American Exchange Latinex Casa de Cambio, S.A., a Costa Rica corporation (“Latinex”). Latinex is a fully licensed and Central Bank regulated “Currency Exchange” in Costa Rica. In order to provide that Latinex may maintain its required regulatory capital as required by various regulators, the Company has pledged restricted shares of its common stock valued at $7.5 million for a term of three years in consideration of an annual payment of $375,000 paid in quarterly installments of $93,750. In lieu of cash payment, Latinex may pay the Company in virtual currency of WISE Network S.A. valued at a 50% discount of its offering price of $10 per token. In the event Latinex’s required capital has decreased below $5,000,000, Latinex is permitted to sell the pledged shares of common stock only in an amount to ensure that Latinex can satisfy the required capital levels. The Company must consent to such sale of the shares of common stock, if at all, which may not be unreasonably withheld. Upon expiration of the agreement, the remaining shares of common stock shall be returned to the Company free and clear of all liens.

Joint Ventures

Dr. Rittman Employment Agreement

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

Guardian Agreements

On March 29, 2016, Gopher contributed all of its rights relating to its proprietary microchip that is within a sticky patch package (the “Patch”) to Guardian LLC in consideration of 50% of the profit generated by Guardian LLC (the “Joint Venture”). Guardian LLC was responsible for investing all needed funds for the purpose of developing the Patch and related products to the Patch. In addition, Guardian LLC was required to provide short term loans to Gopher on an as needed basis secured by Gopher’s economic interest in the Joint Venture. The Company provided IT services to Guardian LLC for a monthly fee. On August 30, 2018, Guardian Patch converted the 2,000,000 shares of Series G Preferred Stock into 2,000,000 shares of common stock. On September 25, 2018, the Company entered into a Joint Venture Interest Purchase Agreement with Guardian, LLC pursuant to which the Company purchased Guardian LLC’s 50% interest in a joint venture (the “JV Interest”) previously entered between the parties in March 2016 covering the Guardian Patch, Puzpix and Epsilon. In consideration for the JV Interest, the Company issued Guardian 12,500,000 shares of common stock. During the nine months ended September 30, 2018, the Company took a charge to earnings of $11,750,000 related to the purchase of Guardian LLC’s 50% JV Interest.

Regulatory

The Company has commenced development, and the Company has completed the Statement of Work (SOW) for the Federal Communications Commission (“FCC”) survey to deploy the Company’s Guardian Global Tracking Device within the continental US. The Company has also completed their transmitters/transceivers modules feasibility research. Although the Company can use open channels, and therefore is not required to comply with various FCC regulations relevant to the system, the Company has chosen to comply, and is complying with FCC regulations. The FCC regulates the limits of potentially harmful interference to licensed transmitters due to low power unlicensed transmitters. The Guardian Patch/Sphere system consists of advanced security protocols in order to maintain the global, private, fully-secured network. In addition, the Guardian Patch device needs to perform communication tasks across the globe providing breakthrough tracking features. The Company and its technology licensing partner, Guardian LLC, successfully completed thorough research that involved security, performance and FCC regulations compliance. Based on this research, a set of particular frequencies was chosen to be used by Guardian LLC. On or around December 1, 2016, Guardian LLC issued Statement of Work for the Placement and Development of Guardian Sphere and its Base System. By the end of fiscal 2017, the Company completed the design and construction of the Guardian Patch/Sphere circuit prototype device. The Company has completed the construction of 10 prototype units, and implemented an intensive testing program to be tested as a complete system in designated areas by the Company. The system performed as planned. In 2018, the Company coded and completed the mobile applications that run the devices, and those applications are available for download in various online application stores. The Company is exploring licensing deals with strategic partners and OEMs, and will customize the consumer device (for example, the ORB pet tracking device) according to the specifications and requirements of these licensing arrangements.

Intellectual Property

To date, the Company, has filed for 16 (sixteen) different patents with an additional three in process, as well as 6 (six) trademarks. The patents are owned by the Company. These patents and trademarks, as well as various websites and social media platforms, comprise the Company’s intellectual properties. To date, one of the Company’s patents have been granted (patent number 10,021,522), and five trademarks have also been granted. Three additional patents are in progress, and the Company expects for the patents to be granted in 2019. Additionally, 3-4 new patents may be filed in 2019.

Employees

As of December 31, 2018, we had 26 full time employees and 7 part time employees. We also utilize outside consultants and contractors as needed.

Clients and Customers

After the acquisition of certain assets from RWJ Marketing Services LLC in September 2017, together with ECS in March 2018, the Company has approximately 9,400 point of sale locations, each of which process varying volumes of transactions per month.

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

We shifted our focus to our real-time, heuristic- (self-learning/artificial intelligence) based mobile technology in 2015 and recently acquired point of sale terminals.  We have a limited operating history and generated $9.2 million in revenue for the year ended December 31, 2017 and $51.4 million for the year ended December 31, 2018.  As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data.  Reliance on the historical results may not be representative of the results we will achieve.  Because of the uncertainties related to our limited historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses.  If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable or continue to incur losses.

GOPHER PROTOCOL’S RESULTS OF OPERATIONS HAVE NOT RESULTED IN PROFITABILITY AND WE MAY NOT BE ABLE TO ACHIEVE PROFITABILITY GOING FORWARD

Gopher Protocol does not accrue or capitalize development costs (or any costs to this effect) and expense it to its profit and loss statements as required by US GAPP. As such, the Company incurred a net loss amounting to $51,769,670 for the year ended December 31, 2018, and $10,287,290 for the year ended December 31, 2017.   If we incur additional significant operating losses, our stock price, may decline, perhaps significantly. Our management is developing plans to alleviate the negative trends and conditions described above.  Our business plan is speculative and unproven. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will be able to curtail our losses now or in the future.  Further, as we are an emerging enterprise, we expect that net losses will continue, and our working capital deficiency will increase.

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

The Company sustained net losses of $51,769,670 and our operating activities used cash flows of $4,651,829 for the year ended December 31, 2018. The Company had a working capital deficit of $3,797,666, stockholders’ equity of $14,516,389 and an accumulated deficit of $66,151,332 at December 31, 2018. Over the same period in 2017, the Company sustained net losses of $10,287,290, and our operating activities provided cash flows of $228,711. In 2017, the Company had a working capital deficit of $1,060,506, stockholders’ equity of $4,221,841, and an accumulated deficit of $14,381,662.

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

WE DEPEND UPON KEY PERSONNEL AND NEED ADDITIONAL PERSONNEL

Our success depends on our inability to attract and retain key personnel including Douglas Davis, our CEO, and Dr. Danny Rittman, our CTO, and our inability to do so may materially and adversely affect our business operations. The loss of qualified personnel could have a material and adverse effect on our business operations.  Additionally, the success of the Company’s operations will largely depend upon its ability to successfully attract and maintain competent and qualified key management personnel. As with any company with limited resources, there can be no guaranty that the Company will be able to attract such individuals or that the presence of such individuals will necessarily translate into profitability for the Company.

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

A SINGLE STOCKHOLDER HOLDS A CONTROLLING INTEREST IN OUR COMPANY, WHICH COULD LIMIT YOUR ABILITY TO INFLUENCE THE OUTCOME OF ANY STOCKHOLDER VOTE

One shareholder beneficially owns approximately 34% of the outstanding shares of Common Stock. Under our Certificate of Incorporation and Nevada law, the vote of a majority of the shares outstanding is generally required to approve most stockholder action. As a result, these stockholders will be able to significantly influence the outcome of stockholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Certificate of Incorporation or proposed mergers or other significant corporate transactions.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our brand and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, for the years ended December 31, 2017 and December 31, 2018, we reported that our disclosure controls and procedures were not effective due to the lack of resources and the reliance on outside consultants. We intend to increase management’s review of our financials. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Additional Risks Related to Our Common Stock

Because we are quoted on the OTCQB marketplace instead of a national securities exchange, our investors may experience significant volatility in the market price of our stock and have difficulty selling their shares.

Our Common Stock is currently quoted on the OTC Market Group’s OTCQB marketplace under the ticker symbol “GOPH.” The OTCQB is a regulated quotation service that displays real-time quotes and last sale prices in over-the-counter securities. Trading in shares quoted on the OTCQB is often thin and characterized by volatility. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume and market conditions. As a result, there may be wide fluctuations in the market price of the shares of our Common Stock for reasons unrelated to operating performance, and this volatility, when it occurs, may have a negative effect on the market price for our securities. Moreover, the OTCQB is not a stock exchange, and trading of securities on this platform is more sporadic than the trading of securities listed on a national quotation system or stock exchange. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our Common Stock improves.

Our stock price and trading volume may be volatile, which could result in substantial losses for our stockholders.

The equity trading markets may experience periods of volatility, which could result in highly variable and unpredictable pricing of equity securities. The market price of our Common Stock could change in ways that may or may not be related to our business, our industry or our operating performance and financial condition. In addition, the trading volume in our Common Stock has been low and may fluctuate and cause significant price variations to occur. We have experienced significant volatility in the price of our stock. In addition, the stock markets in general can experience considerable price and volume fluctuations.

We have not paid dividends in the past and have no immediate plans to pay dividends.

We plan to reinvest all of our earnings, to the extent we have earnings, in order to develop and deliver our products and cover operating costs and to otherwise become and remain competitive. We do not plan to pay any cash dividends with respect to our securities in the foreseeable future. We cannot assure you that we would, at any time, generate sufficient surplus cash that would be available for distribution to the holders of our Common Stock as a dividend. Therefore, you should not expect to receive cash dividends on our Common Stock.

Shares eligible for future sale may adversely affect the market for our Common Stock.

Of the 207,409,616 shares of our Common Stock outstanding as of the date of this Annual Report, approximately 75,576,747 shares are held by “non-affiliates,” and about 44,578,784 shares are freely tradable without restriction pursuant to Rule 144. Any substantial sale of our Common Stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our Common Stock.

You may experience future dilution as a result of future equity offerings.

In order to raise additional capital, we may in the future offer additional shares of our Common Stock or other securities convertible into or exchangeable for our Common Stock at prices that may not be the same as the price per share in this offering. We may sell shares or other securities in any future offering at a price per share that is lower than the price per share paid by investors in this offering, which would result in those newly issued shares being dilutive. In addition, investors purchasing shares or other securities in the future could have rights superior to existing stockholders, which could impair the value of your shares. The price per share at which we sell additional shares of our Common Stock, or securities convertible or exchangeable into shares of our Common Stock, in future transactions may be higher or lower than the price per share paid by investors in this offering. The Company filed Form S-1 registration statement with the SEC on or around February 8, 2019 for potentially 22,500,000 dilutive common shares issued potentially be issued from the exercise of certain warrants in connection with a transaction with an unaffiliated third party institutional investor. The S-1 will become effective either after the filing of this report, or at the same time. There can be no assurance that the investor that holds the warrants will exercise those warrants. The warrants have varying exercise prices, the lowest of which is $0.50.

Our charter documents and Nevada law may inhibit a takeover that stockholders consider favorable.

Provisions of our certificate of incorporation and bylaws and applicable provisions of Nevada law may delay or discourage transactions involving an actual or potential change in control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. The provisions in our certificate of incorporation and bylaws:

☐	limit who may call stockholder meetings;

☐	do not provide for cumulative voting rights; and

☐	provide that all vacancies may be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum.

There are limitations on director/officer liability.

As permitted by Nevada law, our certificate of incorporation limits the liability of our directors for monetary damages for breach of a director’s fiduciary duty except for liability in certain instances. As a result of our charter provision and Nevada law, shareholders may have limited rights to recover against directors for breach of fiduciary duty. In addition, our certificate of incorporation provides that we shall indemnify our directors and officers to the fullest extent permitted by law.

Penny stock regulations may impose certain restrictions on marketability of our securities.

The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. A security listed on a national securities exchange is exempt from the definition of a penny stock. Our Common Stock is not currently listed on a national security exchange. Our Common Stock is therefore subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by such rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase.

Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Broker-dealers must wait two business days after providing buyers with disclosure materials regarding a security before effecting a transaction in such security. Consequently, the “penny stock” rules restrict the ability of broker-dealers to sell our securities and affect the ability of investors to sell our securities in the secondary market and the price at which such purchasers can sell any such securities, thereby affecting the liquidity of the market for our Common Stock.

Stockholders should also be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

●	control of the market for the security by one or more broker-dealers that are often related to the promoter or issuer ;

●	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases ;

●	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons ;

●	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers ; and

●	the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority (referred to as FINRA) has adopted rules requiring that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative or low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA has indicated its belief that there is a high probability that speculative or low-priced securities will not be suitable for at least some customers. If these FINRA requirements are applicable to us or our securities, they may make it more difficult for broker-dealers to recommend that at least some of their customers buy our Common Stock, which may limit the ability of our stockholders to buy and sell our common stock and could have an adverse effect on the market for and price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 1B. Unresolved Staff Comments. At this time, there are no unresolved staff comments.

ITEM 2. PROPERTIES

During 2017, the Company relocated its headquarters to 2500 Broadway, Suite F-125, Santa Monica, California. During the year ended December 31, 2018, the Company paid approximately $2,800 per month in rent for this office space. The Company paid a security deposit of approximately $2,000. The Company believes its current facilities will be adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business.  There is currently no litigation that management believes will have a material impact on the financial position of the Company.

On June 10, 2016, the Company entered into a consulting agreement with Waterford Group LLC (“Waterford”) pursuant to which the Company engaged Waterford to provide sales and marketing consulting and advisory services to the Company in consideration of 100,000 shares of restricted common stock of the Company (the “Shares”) and a common stock purchase warrant (the “Warrant”) to acquire 750,000 shares of restricted common stock of the Company at an exercise price of $2.25 per share for a period of five (5) years. 50,000 of the Shares were issued to Waterford upon the execution of the Agreement. The Warrant vested on a quarterly basis in eight (8) equal quarterly installments each in the amount of 93,750 shares each quarter during the term of the Agreement. The first quarterly installment vested upon the execution of the Agreement and each subsequent quarterly installment was to vest each quarter thereafter. The Company believes that Waterford is in default of its agreement, as it failed to perform or provide any services under the agreement. As such, the Company put Waterford on notice in writing that the Company did not issue shares or warrants during the third or fourth fiscal quarters of 2016 due to the default. On or around January 23, 2017, the Company filed a complaint against Waterford and the Company’s Transfer Agent, in Superior Court of the State of California, County of Riverside. On February 1, 2017, the Company obtained a temporary restraining order that prohibits Waterford from (x) lifting the restricted legend from the 50,000 shares that it received in connection with signing the Agreement; (y) selling the 50,000 shares to another party; and, (z) from exercising the warrant on 93,750 shares that was issued and vested upon the execution of the Agreement. As ordered by the court, on February 9, 2017, the Company deposited a Corporate Surety Bond in the amount of $42,875 to secure the temporary restraining order. On or around February 27, 2017, the Company was issued a stay of the temporary restraining order barring its transfer agent from providing shares in connection with the exercise of the first Waterford warrant on 93,750 shares that was provided to Waterford in connection with the execution of the engagement letter that was executed by the parties on or around June 10, 2016. On October 12, 2018, the Waterford legal matter was settled in favor of the Company that resulted in the cancelation of Waterford’s 93,750 warrants and the cancelation of 50,000 shares of the Company’s common stock owned by Waterford.

On January 21, 2018, RWJ Advanced Marketing, LLC et al filed a complaint against the Company et al claiming breach of contract among other claims. On February 13, 2019, the Company answered such claim and filed a cross complaint against RWJ Advanced Marketing, LLC, Gregory Bauer and Robert Warren Jackson claiming fraud among other items. The case is being heard in the Superior Court of the State of California for the County of Los Angeles – Central District. The case number is 19STCV03320.

Spare CS, Inc.

On January 14, 2018, the Company entered into an Initial Term Agreement (the “ITA”) with Spare CS Inc. (“Spare”), a Delaware corporation, pursuant to which the Company agreed to acquire 50% of the equity of Spare. Spare is a mobile banking app that allows customers to access cash with no ATM, no debit or credit card, and no purchase required from participating merchants. During the years ended December 31, 2018, the Company terminated the ITA with Spare and wrote off the $265,000 that has been advanced to Spare. The $265,000 in included as part of the impairment of assets in the accompanying consolidated statement of operations.

ITEM 4. MINE SAFERY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company is authorized to issue 500,000,000 of its $0.00001 par value common stock and 20,000,000 shares of its $0.00001 par value preferred stock Series B and 10,000 shares of its $0.00001 par value preferred stock Series C, 100,000 shares of its $0.00001 par value preferred Series D shares, and 2,000,000 of its $0.00001 par value preferred Series G shares. As of December 31, 2018, 182,224,264 shares of common stock, as well as 45,000 shares of preferred stock Series B, 700 shares of preferred stock Series C, zero shares of preferred stock Series D and zero shares of preferred stock Series G were issued and outstanding. As of March 27, 2019, 207,409,616 shares of common stock, as well as 45,000 shares of preferred stock Series B, 700 shares of preferred stock Series C, zero shares of preferred stock Series D, and zero shares of preferred stock Series G are issued and outstanding. The Board of Directors reserves the right to issue shares of preferred stock in the future indicating preference or rights as appropriate.

Market Information

Our common stock commenced quotation on the OTCQB under the symbol “GOPH”. The following table sets forth the range of high and low prices per share of our common stock for each period indicated.

Quarters Ended	Mar 31		Jun 30		Sept 30		Dec 31
	High	Low	High	Low	High	Low	High	Low
2018	$2.72	$1.10	$4.49	$1.48	$2.62	$0.64	$0.97	$0.30
2017	$1.24	$1.05	$1.14	$0.32	$0.43	$0.26	$1.42	$0.18

Record Holders

The number of holders of record for our common stock as of March 27, 2019 was 93.

Dividends

The Company has not yet adopted any policy regarding payment of dividends.  No cash dividends have been paid or declared since the Date of Inception.

Securities Authorized for Issuance Under Equity Compensation Plans

We presently do not have equity compensation plans authorized.

Transfer agent change

On or around March 19, 2019, the Company changed transfer agents, replacing Empire Stock Transfer, Inc., located in Henderson, Nevada, with West Coast Stock Transfer with a business address at 721 N. Vulcan Ave. Ste. 205, Encinitas, CA 92024; West Coast Stock Transfer’s website is www.westcoaststocktransfer.com, and their phone number is (619) 664-4780.

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

Recent Issuances of Unregistered Securities

Authorized Shares-Common stock

The Company currently has authorized 500,000,000 shares of common stock, par value $0.00001.

Authorized Shares-Preferred stock

The Company has authorized 20,000,000 Preferred Stock Series B shares, par value $0.00001; 10,000 Preferred Stock Series C shares authorized, par value $0.00001; 100,000 Preferred Stock Series D shares, par value $0.00001 and 2,000,000 Preferred Stock Series G shares, par value $0.00001.

Common Stock

During the years ended December 31, 2018, the Company had the following transactions in its common stock:

●	issued 66,000,000 shares in connection with the conversion of 66,000 shares of Series D Preferred Stock;

●	issued 2,000,000 shares in connection with the conversion of 2,000,000 shares of Series G Preferred Stock;

●	issued 250,000 shares to a consultant for professional services rendered valued at $123,725. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the dates that the shares earned based on the agreement;

●	issued 1,800,000 shares to employees and board members as part of their agreements with the Company. The value of the common stock of $4,404,500 was determined based on the closing stock price of the Company’s common stock on the date of the respective agreements;

●	issued 3,000,000 to a consultant for services related to assisting the Company with the acquisition of the RWJ assets. The 3,000,000 shares were earned when the operations of the RWJ assets produced revenue in excess of $10,000,000. The value of the common stock of $4,590,000 was determined based on the closing stock price of the Company’s common stock on the date of the shares were earned.

●	issued aggregate of 1,250,000 shares to a consultant for services rendered valued at $2,715,000. The services, which include business development, analysis, and interaction with professionals, were principally related to assisting the Company with the acquisition of the ECS and Electronic Check assets (see Note 3). The value of the common stock was determined based on the closing stock price of the Company’s common stock on the closing date of acquisition of ECS and Electronic Check;

●	issued 500,000 shares for the acquisition of the ECS assets valued at $1,010,000. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the acquisition date;

●	issued 250,000 shares for the acquisition of the Electronic Check valued at $695,000. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the acquisition date;

●	issued 10,000,000 shares in connection with its equity interest in Mobiquity valued at $9,980,000 (See Note 6). The value of the common stock was determined based on the closing stock price of the Company’s common stock on the closing date of the Mobiquity transaction;

●	issued an additional 10,000,000 shares to Mobiquity valued at $3,90,000 for payment of the exercise price for 20,000,000 warrants previously granted to the Company. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the date of issuance;

●	issued 1,000,000 shares to a consultant for services rendered valued at $998,000. The services, which include business development, analysis, and interaction with professionals, were principally related to assisting the Company with the acquisition of its equity interest in Mobiquity. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the closing date of Mobiquity transaction;

●	issued 12,500,000 shares to Guardian LLC in connection the termination of its 50% interest in the profits of certain of the Company’s products (See Note 11). The shares were valued at $11,750,000 which was determined based on the closing stock price of the Company’s common stock at the date of the agreement;

●	issued 324,528 shares to Bellridge for the conversion of $275,000 in convertible notes and $17,075 in accrued interest;

●	issued 9,499,274 shares to an unaffiliated third party institutional investor for the conversion of $2,000,000 in convertible notes and $6,521 in accrued interest;

●	issued 318,583 shares to Bellridge pursuant to the limited price protection. The shares were valued at $213,451 which was charged to financing cost was determined based on the closing stock price of the Company’s common stock on the date of issuance;

●	issued 2,000,000 shares to a consultant for services rendered in connection with the issuance of the Company’s common stock as payment of the exercise price for the Mobiquity warrants valued at $780,000. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the date of issuance;

●	issued 2,000,000 shares to a consultant for services rendered in connection with the issuance of the Company’s common stock as payment of the exercise price for the Mobiquity warrants valued at $780,000.

●	issued 2,000,000 shares to Eagle Equities LLC as a result of the Company issuing shares of common stock for less than $0.30 pursuant to an agreement with Eagle Equities. The shares were valued at $670,000, which was charged to financing cost was determined based on the closing stock price of the Company’s common stock on the date the Company issued shares for less than $0.30;

●	a consultant for services rendered valued at $30,000. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the date of issuance;

●	issued 1,272,726 shares of common stock to an investor for cash proceeds of $1,500,000; and

●	canceled 50,000 shares pursuant to the settlement of a legal matter.

During the year ended December 31, 2017, the Company had the following transactions in its common stock:

●	issued 7,571,334 shares to the PTPI note holder upon the conversion of convertible note and accrued interest of $56,990;

●	issued 865,366 shares to convertible note holders upon the conversion of convertible note of $100,000;

●	issued an aggregate of 2,025,000 shares to two consultants for services rendered valued at $766,500. The services, which include business development, analysis, and interaction with professionals, were principally related to assisting the Company with the acquisition of the RWJ assets (see Note 3). The value of the common stock was determined based on the closing stock price of the Company’s common stock on the date of grant;

●	issued 5,000,000 shares for the acquisition of the RWJ assets valued at $1,850,000. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the acquisition date; and

●	issued 1,333,334 shares of common stock to an investor for cash proceeds of $1,000,000 (See discussion below).

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

Given that the Company issued shares to an unaffiliated third party institutional investor in a conversion at a price below $0.30 during December, the Company authorized the release of 2,000,000 shares to Eagle from escrow in December 2018.

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

On August 30, 2018, Guardian LLC converted the 2,000,000 shares of Series G Preferred Stock into 2,000,000 shares of common stock.

As of December 31, 2018 and December 31, 2017, there are 0 and 2,000,000 shares of Series G Preferred Shares outstanding, respectively.

Warrants

The following is a summary of warrant activity.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2016	93,750	$		$—
Granted	22,666,666	0.54
Forfeited	—
Exercised	—
Outstanding, December 31, 2017	22,760,416	$0.55	4.67	$13,640,000
Granted	19,250,000	0.69
Forfeited	(93,750)	2.25
Exercised	—
Outstanding, December 31, 2018	41,916,666	$0.61	3.48	$—
Exercisable, December 31, 2018	41,416,666	$0.61	3.47	$—

The exercise price for warrant outstanding and exercisable at December 31, 2018:

Outstanding		Exercisable

Number of	Exercise	Number of	Exercise
Warrants	Price	Warrants	Price
28,000,000	$0.50	28,000,000	$0.50
4,500,000	0.75	4,500,000	0.75
3,000,000	1.00	3,000,000	1.00
3,000,000	1.85	3,000,000	1.85
666,666	2.00	666,666	2.00
1,000,000	2.35	1,000,000	2.35
750,000	2.50	750,000	2.50
500,000	2.70	500,000	2.70
500,000	2.80	—	2.80
41,916,666		41,416,666

During the years ended December 31, 2018, the Company issued:

●	1,000,000 warrants in connection with two convertible notes payable;

●	500,000 warrants as consideration for the acquisition of the ECS assets (see Note 3) valued at $992,958;

●	250,000 warrants as consideration for the acquisition of the Electronic Check assets (see Note 3) valued at $682,919;

●	2,250,000 warrants to shares to employees and board members as part of their agreements with the Company valued at $5,443,039;

●	1,750,000 warrants to a consultant for services rendered. The services, which include business development, analysis, and interaction with professionals, were principally related to assisting the Company with the acquisition of the ECS and Electronic Check assets (see Note 3) valued at $3,661,791;

●	13,500,000 warrants in connection with a convertible note issued to an unaffiliated third party institutional investor; and

●	canceled 93,750 warrants pursuant to the settlement of a legal matter.

The fair value of the warrants listed above was determined using the Black-Scholes option pricing model with the following assumptions:

	2018	2017
Risk-free interest rate	2.65%	1.73%
Expected life of the options	5 years	5 years
Expected volatility	210%	250%
Expected dividend yield	0%	0%

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

This section of the report should be read together with Footnotes of the Company audited financials. The audited statements of operations for the years ended December 31, 2018 and 2017 are compared in the sections below.

General Overview

Gopher Protocol Inc. (the “Company”, “we”, “us”, “our”, “Gopher”, “Gopher Protocol” or “GOPH”) was incorporated on July 22, 2009 under the laws of the State of Nevada and is headquartered in Santa Monica, California. Gopher is an emerging growth company which considers itself a Native IoT solutions creator, developing Internet of Things (IoT) and Artificial Intelligence enabled mesh network and asset tracking IoT mobile technology.  Gopher has a portfolio of Intellectual Property that when commercialized will include smart microchips, mobile application software and supporting cloud software.  The system contemplates the creation of a global mesh network.  The core of the system will be its advanced microchip technology that can be installed in any mobile or fixed device worldwide. Gopher envisions this system as a low-cost, private and secure network between all enabled mobile devices providing shared processing, advanced mobile database management/sharing and enhanced mobile features.

Recent Developments

On January 14, 2018, the Company entered into an Initial Term Agreement (the “ITA”) with Spare CS Inc. (“Spare”), a Delaware corporation, pursuant to which the Company agreed to acquire 50% of the equity of Spare. During the year ended December 31, 2018, the Company terminated the ITA with Spare and wrote off the $265,000 that has been advanced to Spare. The $265,000 in included as part of the impairment of assets in the accompanying consolidated statement of operations.

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

On or around November 10, 2017, UGopherServices experienced a suspension of operations on the terminals that the Company acquired in its acquisition on September 1, 2017 from RWJ Advanced Marketing LLC. Management of the Company believes that this shutdown came as a result of the decision of Paypal Holdings Inc. (“Paypal”) decision to suspend operations of TIO Networks (“TIO”), and appears to have affected all of TIO’s customers. TIO was acquired by Paypal in or around July 2017. Prior to the suspension, the Company received no notice from TIO, or from RWJ Advanced Marketing LLC, which sold the assets to UGopherServices, that the suspension would be taking place. Although the Company worked diligently to contain the fallout from the suspension of operations by TIO, the vast majority of the customers that were acquired as part of the transaction defected as a result. The subsequent acquisition of ECS was done partly to stem the customer defections, as many of the customers of UgopherServices sought the services of ECS. In doing so, the Company got many, though not all, of the customers back. On a combined basis, there are approximately 9,400 points of sale as a result of acquiring certain assets from both RWJ Advanced Marketing LLC and ECS.

The Company is currently in litigation with RWJ Advanced Marketing, LLC, its executives and other third parties, and wrote off a substantial portion of its investment in UgopherServices from September 1, 2017. The Company’s position is that it was defrauded by the Seller and certain third parties due to the lack of disclosure of TIO’s decision to suspend operations.

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

On February 6, 2019, the Company entered into a letter agreement with Gopher Protocol Costa Rica Sociedad De Responsabilidad Limitada, a Costa Rican company (“Gopher CR”) and a 50% owned subsidiary of the Company, pursuant to which the Company sold 30,000,000 shares of Mobiquity Technologies, Inc., a New York corporation (“Mobiquity”) to Gopher CR in the principal amount of $5,000,000 secured by all of the assets of Gopher CR payable with 10% interest on the two year anniversary.

GBT Technologies, S.A. (“GBT”)

On September 14, 2018, the Company entered into an Exclusive Intellectual Property License and Royalty Agreement (the “GBT License Agreement”) with GBT, a fully compliant and regulated cryptocurrency exchange platform that currently operates in Costa Rica as a decentralized cryptocurrency platform, pursuant to which, among other things, the Company granted to GBT an exclusive, royalty-bearing right and license relating intellectual property relating to systems and methods of converting electronic transmissions into digital currency as reflected in that certain patent filed with the United Stated Patent and Trademark Office on or about June 14, 2018 (EFS ID: 32893586; Application Number: 16008069; collectively, the “Digital Currently Technology”). Pursuant to the GBT License Agreement, the Company granted GBT an exclusive worldwide license to use the Digital Currency Technology to make, use, sell, lease or otherwise commercialize and dispose of products and devices utilizing the Digital Currently Technology.

Under the terms of the GBT License Agreement, the Company is entitled to receive a royalty payment of 2% of gross revenue of each licensed product sold by GBT during the period starting in which revenue is first generated using the licensed products and continuing for five years thereafter. Upon signing the GBT License Agreement, GBT paid the Company $300,000, which is nonrefundable. The Company has recognized the $300,000 as revenue during the year ended December 31, 2018. Upon GBT making available for sale (the “Commercial Event”) an ICO (Initial Coin Offering) (the “Coin”), GBT will make a payment to the Company in the amount of $5,000,000. Further, upon the Commercial Event, GBT will grant the Company the ability to acquire 30% of the Coin at a 30% discount of such offering price of the Coin. The GBT License Agreement commenced as of the signing date and, unless terminated in accordance with the termination provisions of the GBT License Agreement, shall remain in force until the expiration of the patent pertaining to the Digital Currency Technology; provided that the right to use trade secrets shall survive the expiration of the GBT License Agreement provided the Company has not terminated. Prior to the signing of the GBT License Agreement, GBT advanced $200,000 to the Company, which the parties have agreed will be applied toward the $5,000,000 fee when it becomes due. The $200,000 is recorded as unearned revenue at December 31, 2018 in the accompanying consolidated balance sheet. As of the date of this filing, the Commercial Event has not yet occurred.

On March 9, 2019 the Company entered into a Non-Binding Letter of Intent for general terms upon which our respective Board of Directors or similar governing body will adopt a definitive share exchange agreement (the “Agreement”), and recommend that the GBT Shareholders enter into the Agreement whereby Gopher will purchase all of the outstanding securities of GBT Technologies (the “GBT Securities”) from the GBT Shareholders for consideration consisting of shares of the Company. This LOI sets forth the basic terms of the share purchase transaction and reflects the current, good faith intentions of Gopher, GBT Technologies and the GBT Shareholders with respect thereto. No assurance can be given that a definitive agreement will be entered into, that the appropriate governing bodies including the Company’s Board of Directors will approve such transactions, that the proposed transactions contemplated above will be consummated, or that GBT will be able to obtain adequate funds needed to fund its business plan.

Latinex

On January 8, 2019, the Company entered into a Stock Pledge Agreement with Latin American Exchange Latinex Casa de Cambio, S.A., a Costa Rica corporation (“Latinex”). Latinex is a fully licensed and Central Bank regulated “Currency Exchange” in Costa Rica. In order to provide that Latinex may maintain its required regulatory capital as required by various regulators, the Company has pledged restricted shares of its common stock valued at $7.5 million for a term of three years in consideration of an annual payment of $375,000 paid in quarterly installments of $93,750. In lieu of cash payment, Latinex may pay the Company in virtual currency of WISE Network S.A. valued at a 50% discount of its offering price of $10 per token. In the event Latinex’s required capital has decreased below $5,000,000, Latinex is permitted to sell the pledged shares of common stock only in an amount to ensure that Latinex can satisfy the required capital levels. The Company must consent to such sale of the shares of common stock, if at all, which may not be unreasonably withheld. Upon expiration of the agreement, the remaining shares of common stock shall be returned to the Company free and clear of all liens.

Results of Operations:

Year Ended December 31, 2018 and December 31, 2017

A comparison of the statements of operations for the year ended December 31, 2018 and 2017 is as follows:

	Years Ended December 31,		Change
	2018	2017	$	%

Sales	$51,569,605	$9,192,354	$42,377,251	461.0%
Cost of goods sold	49,676,764	8,651,804	41,024,960	474.2%
Gross profit	1,892,841	540,550	1,352,291	250.2%
Operating expenses	47,698,341	7,845,344	39,852,997	508.0%
Loss from operations	(45,805,500)	(7,304,794)	(38,500,706)	527.1%
Other expense	(5,964,170)	(2,982,496)	(2,981,674)	100.0%
Loss before provision for income taxes	(51,769,670)	(10,287,290)	(41,482,380)	403.2%
Provision for income taxes	—	—	—
Net loss	$(51,769,670)	$(10,287,290)	$(41,482,380)	403.2%

Sales for the year ended December 31, 2018 were $51,569,605, compared to $9,192,354 for the year ended December 31, 2017. The sales from 2017 to 2018 are not comparable since the increase of $42,377,251 or 461.0% is almost all the result of sales from the acquisitions of RWJ in September 2017 and ECS in March 2018. The 2017 sales only include four months of sales from the RWJ acquisition, while the 2018 sales include twelve and ten months, respectively, of sales from RWJ and ECS. Sales recognized from the RWJ and the ECS acquisitions for the year ended December 31, 2018 were $22,392,118 and $28,697,487, respectively, compared to $9,012,354 and $0, respectively, for the same period in 2017. Sales from the year ended December 31, 2018 also included a licensing fee of $300,000 generated by Gopher.

Our gross margins for the year ended December 31, 2018 were 3.7%, compared to 5.9% for the same period in 2017. The decrease in due to the sales generated by the ECS assets have a lower gross margin.

Operating expenses for the year ended December 31, 2018 were $47,698,341, compared to $7,845,344 for the same period in 2017. The increase of $39,852,997 or 508% is due to i) a charge of $11,750,000 during 2018 related to the buyout of a profit participation agreement with Guardian LLC; ii) a charge of $7,132,286 during 2018 related to the impairment of assets associated with the RWJ acquisition; iii) additional operating cost for the newly-acquired acquisitions; and iv) an increase of $15,973,456 for the value of common stock and warrants issued to consultants and employees for services rendered during the year ended December 31, 2018.

Other expense for the year ended December 31, 2018 was $5,964,170, an increase of $2,981,674 from $2,982,496 for the same period in 2017. The increase is principally due to an increase in amortization of debt discounts and interest and financing costs due to the increase in new convertible notes in 2018, as well as an increase in the change in fair value of the derivative liability, offset by unrealized gains on a marketable equity security.

Net loss for the year ended December 31, 2018 was $51,769,670 compared to $10,287,290 for the same period in 2017 due to the factors described above.

Liquidity and Capital Resources

Our cash was $1,863,510 and $1,305,062 at December 31, 2018 and 2017, respectively. Cash used in operating activities during the year ended December 31, 2018 was $4,651,829, compared to cash provided by operating activities of $228,711 during the same period in 2017. Significant differences exist between the periods, including common stock and warrants issued for services, amortization of intangible assets, amortization of debt discount, financing costs, impairment of assets and unrealized gain on marketable equity securities. Our working capital position worsened going from a working capital deficit of $1,060,506 at December 31, 2017 to a working capital deficit of $3,797,666 at December 31, 2018, principally as a result of the increase in the derivative liability, an increase in accounts payable and accrued expenses and the issuance of a note payable related to the acquisition of certain assets RWJ that is presented as a current liability at December 31, 2018. Cash flows used in investing activities were $479,979 during the year ended December 31, 2018, compared to $78,352 for the same period in 2017. The increase is due to the amount paid for acquisitions and the amount paid as an acquisition deposit for Spare CS, Inc., which was offset by a decrease in the purchase of property and equipment. Cash from financing activities for the year ended December 31, 2018 was $5,690,256, compared to $1,149,607 for the same period in 2017. The increase is due to the issuance of a convertible notes and the sale of common stock in 2018.

We sustained net losses of $51,769,670 for the year ended December 31, 2018. In addition, we had a working capital deficit of $3,797,666 and accumulated deficit of $66,151,332 at December 31, 2018. We recently purchased the assets of RWJ Advanced Marketing, LLC in 2017, and ECS Prepaid LLC, Electronic Check Services, Inc. and Central States Legal Services, Inc. in 2018. RWJ and ECS have historically generated significant revenues which we expect to continue in the future. In addition, during the last half of 2018 and the first few months of 2019, the Company has raised approximately $9,500,000 of net proceeds through the issuance of convertible debt and notes payable (see discussion below). The Company will need to raise additional capital in the future of which there is no guarantee that the Company will be able to successfully raise such capital on acceptable terms. With the cash flow from operations from the recent acquisitions, the cash received from recent convertible debt and notes payable, the sale of marketable equity securities and additional cash anticipated to be raised in the near future, we believe we will have sufficient cash to meet our obligations for the next 12 months.

On December 3, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with an otherwise unaffiliated third-party institutional investor, pursuant to which the Company issued a Senior Secured Redeemable Convertible Debenture (the “Debenture”) in the aggregate face value of $8,340,000. The Debenture has a maturity date two years from the issuance date and the Company has agreed to pay compounded interest on the unpaid principal balance of the Debenture at the rate equal to the Wall Street Journal Prime Rate plus 2% per annum (Wall Street Journal Prime Rate plus 12% per annum upon the occurrence of a Triggering Event). Interest is payable on the date the applicable principal is converted or on maturity. The interest must be paid in cash and, in certain circumstances, may be paid in shares of common stock. In connection with the issuance of the Debenture and pursuant to the terms of the SPA, the Company issued a Common Stock Purchase Warrant to acquire up to 22,500,000 shares of common stock for a term of three years (the “Warrant”) on a cash-only basis at an exercise price of $1.00 per share with respect to 5,000,000 warrant shares, $0.75 with respect to 7,500,000 warrant shares and $0.50 with respect to 10,000,000 warrant shares. Pursuant to the terms of the SPA, the investor agreed to tender to the Company the sum of $7,500,000, of which the Company received the sum of $4,500,000 as of the closing and is to receive three additional tranches of $1,000,000 on the first, second, and third monthly anniversaries of the closing. As of the closing, the face value of the Debenture was $5,004,000.00; as of the first month’s anniversary of the closing, the face value of the Debenture is to increase to $6,116,000.00; as of the second month’s anniversary of the closing, the face value of the Debenture is to increase to $7,228,000.00; and as of the third month’s anniversary of the closing, the face value of the Debenture is to increase to $8,340,000.00. As of the closing, the number of warrant shares was 13,500,000; as of the first month’s anniversary of the closing, the number of warrant shares is to increase to 16,500,000; as of the second month’s anniversary of the closing, the number of Warrant Shares is to increase to 19,500,000; as of the third month’s anniversary of the closing, the number of Warrant Shares is to increase to 22,500,000.

On February 27, 2019, Gopher Protocol Inc. (the “Company”), a Nevada corporation, entered into a note purchase agreement (the “Note Purchase Agreement”) with Iliad Research and Trading, L.P. (“Iliad”), pursuant to which the Company issued a promissory note for the original principal amount of $2,325,000 (the “Note”). Iliad gave consideration of $2,025,000 for the Note. The outstanding balance of the Note is to be paid on the one-year anniversary of the issuance of the Note. Interest on the Note accrues at the rate of 10% per annum compounding daily. Subject to the terms and conditions set forth in the Note, the Company may prepay all or any portion of the outstanding balance of the Note at any time in an amount in cash equal to 120% of the amount repaid. In connection with transactions that generate less than $1,000,000 in proceeds, the Company has agreed to not issue any debt instrument or incurrence of any debt other than trade payables in the ordinary course of business, any securities or agreements to sell common stock with anti-dilution or price reset/reduction features or any securities that are or may be become convertible or exercisable into common stock with a price that varies with the market price of the common stock (collectively, “Restricted Issuance Transaction”). The outstanding balance of the Note will be increased by 5% in the event the Company enters into a Restricted Issuance Transaction that is approved by Iliad.

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

Marketable Equity Securities

The Company accounts for marketable equity securities in accordance with ASC Topic 321, Investments – equity securities. Marketable equity securities are reported at fair value based on quotations available on securities exchanges with any unrealized gain or loss being reported as a component of other income (expense) on the statement of operations. The portion of marketable equity security expected to be sold within twelve months of the balance sheet date is reported as a current asset.

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

These five elements, as applied to each of the revenue categories, is summarized below:

●	IT services - revenue is recorded on a monthly basis as services are provided;
●	Sale of phones, phone card products, prepaid cellular phone minutes and cellular activation – revenue is recognized at the time of sale to the customer; and
●	License fees and Royalties – revenue is recognized based on the terms of the agreement with its customer.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of December 31, 2018 and 2017, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

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

During the years ended December 31, 2016 and 2015 and through the filing of the relevant Form 8-K, the Company has not had any disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the Former Auditor’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such years.

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

As a smaller reporting company, with revenues stemming from recent acquisitions and a lack of profitability, the Company does not have the resources to install dedicated staff with deep expertise in all facets of SEC disclosure and GAAP compliance, and does not employ enough accounting staff to have proper separation of duties. As is the case with many smaller reporting companies, the Company will continue to consult with its external auditors and attorneys as it relates to new accounting principles and changes to SEC disclosure requirements. In order to correct this material weakness, the Company engaged a Chief Financial Officer with expertise in SEC disclosure and GAAP compliance. The Company has found that this approach worked well in the past and believes it to be the most cost-effective solution available for the foreseeable future. The Company will conduct a review of existing sign-off and review procedures as well as document control protocols for critical accounting spreadsheets. The Company will also increase management’s review of key financial documents and records.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2018, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Executive Officers and Directors

Below are the names and certain information regarding Gopher Protocol’s executive officers and directors.

Name	Age	Title
Douglas Davis	60	Chief Executive Officer
Michael Murray	49	President and Director
Dr. Danny Rittman	56	Chief Technology Officer
Kevin Pickard	55	Chief Financial Officer
Mansour Khatib	56	Chief Marketing Officer and Director
Robert Yaspan	73	Chairman of the Board of Directors
Judit Nagypal	49	Director
Ned Siegel	67	Director
Eva Bitter	46	Director
Mitchell Tavera	60	Director
Muhammed Khilji	54	Director

Douglas Davis is a seasoned executive with management experience across many areas including M&A, capital raising, sales and business development. Since 2010, Mr. Davis has served as the CEO of Bitspeed LLC, an extreme file transfer software and appliance solution. In addition, since 2001, Mr. Davis has served as the Managing Partner of CoBuilder, Inc., a consulting organization providing services associated with increasing efficiencies, including market penetration and revenues, for large and small corporate entities. Mr. Davis received an AB Political Science from Stanford University and an MBA (Concentration in Finance and Strategic Management) from UCLA Anderson Graduate School of Management.

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

Mr. Murray is President of the Company, and a Director.

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

Kevin Pickard is a certified public accountant with experience providing management consulting services for small to medium sized companies, including review and preparation of filings with the Securities and Exchange Commission. Mr. Pickard is the owner of Kevin F. Pickard, CPA, PC which he founded in 1998. Prior to that, from August 1996 to July 1998, Mr. Pickard was a partner of Singer Lewak Greenbaum & Goldstein, LLP, where he co-managed the accounting its securities industry practice group. He was employed as a Business Assurance Manager of PricewaterhouseCoopers, LLP (formerly, Coopers & Lybrand, LLP) in various offices from September 1987 to July 1993 and from April 1994 to August 1996, where he focused on auditing companies in insurance, high-tech and industries. Mr. Pickard holds a Bachelor of Science in Accounting and a Master of Accountancy from Brigham Young University. Mr. Pickard is currently a licensed Certified Public Accountant in North Carolina and California.

From 2009 through 2012, Mansour Khatib served as the CEO and CFO of The Merchandise Company, located in Long Beach, California. From 2012 through the present, Mr. Khatib has served as a U.S. Business and Marketing Sales Representative for KB Racking, located in Toronto, Canada. From May 2013 through July 2014, Mr. Khatib served as VP of Marketing for Sun Energy Partners, LLC, developing solar rooftop projects. From July 2014 through the present, Mr. Khatib has served as the CTO for New Energy Ventures, LLC, a company that is developing utility scale projects in New Jersey, California, and smaller projects in Mexico, the Caribbean and Peru. Mr. Khatib received B.A. in Economics from Fachhochschule Wuppertal in Wuppertal, Germany in 1988 and a Bachelors in Electro Engineering & Computer Technology from University Aachen in Aachen, Germany in 1985.

Since 2005, Muhammed Khilji, 54, has owned and operated Muhammad Khilji, CPA, a business accounting and tax advisory service. Mr. Khilji is engaged in providing advisory services to small business clients. He has been serving numerous high net worth individuals , professionals, as well as entrepreneurs. He is involved in consulting clients in the areas of strategic business management , sales and marketing , retirement planning, asset protection , financial restructuring and bankruptcy. Mr. Khilji tax compliance experience spans over large corporations to multi-state partnerships. Mr. Khilji has also served as contract CFO for a number of companies. From 2004 to 2005, Mr. Khilji served as a Senior Manager in the Financial Services Group of KPMG and from 2002 to 2004 as a Senior Manager with the Corporate Tax Group at Waterhouse Cooper. Prior to 2002, Mr. Khilji was a Senior Manager with the Corporate Tax Advisory Group at Arthur Anderson. Mr. Khilji has been licensed as a Certified Public Accountant in California since 2002 and graduated from Southern Illinois University in 1993 with a Master of Business Administration Finance and Marketing and in 1991 with a Bachelor of Science Finance.

Robert Yaspan, age 73, has owned and operated Law Offices of Robert M. Yaspan since 1997 where has focused his practice on business reorganizations and real property law. Mr. Yaspan received a Bachelor of Arts degree in History from the University of Chicago in 1968 and a Juris Doctorate from University of Southern California in 1971. Mr. Yaspan is the manager of REKO Holdings LLC, a significant shareholder of the Company.

Judit Nagypal, age 48, has extensive experience in human resources and business, with multicultural understanding coming from diverse international positions with over 18 years of successful track record in field and headquarters positions, both in specialist and generalist roles. Since 2013, Ms. Nagypal has held various positions in Microsoft including HRD Leadership Development and Talent Management from 2013 to 2015, Independent Software Vendor Acquisition Lead from 2015 to 2016 and Independent Software Vendor Go-To-Market Lead from 2016 to present. Prior to Microsoft, Mr. Nagypal held positions with AXA Group, Kraft Biscuits and Danone Group. Ms. Nagypal received a Postgraduate Diploma in Human Resources Management from Middlesex University in 2002, a Law Degree from Eotvos Lorand University in 1998 and a Masters in Economic Sciences from Budapest University of Economics in 1994.

Ned L. Siegel, 67, has had a long and distinguished career as a senior U.S. government official and businessman. He was appointed by then President George W. Bush as the U.S. Ambassador to the Commonwealth of the Bahamas from October 2007 to January 2009. He was also appointed by President Bush to serve under Ambassador John R. Bolton at the United Nations in New York, serving as the Senior Advisor to the U.S. Mission and as the U.S. representative to the 61st Session of the United Nations General Assembly. Prior to his ambassadorship, he was appointed to the Board of Directors of the Overseas Private Investment Corporation (OPIC). In addition to his public service, Ambassador Siegel has over 30 years of entrepreneurial successes. Presently, he serves as President of The Siegel Group, a multi-disciplined international business management advisory firm specializing in real estate, energy, utilities, infrastructure, financial services, oil and gas and cyber and secure technology. Ambassador Siegel also serves on the Board of Directors and Advisory Boards of other numerous public and private companies, and private equity groups. He graduated Phi Beta Kappa from the University of Connecticut in 1973 and received a juris doctorate from the Dickinson School of Law in 1976. In December 2014, he received an honorary degree of Doctor of Business Administration from the University of South Carolina. Mr. Siegel has previously served as a member of the Board of Directors of Healthwarehouse.com, Inc. from June 2013 to September 2016, PositiveID Corporation from February 2011 to the present, Notis Global, Inc. from April 2014 to the present, Viscount Systems from April 2013 to the present and Baltia Air Lines, Inc. (dba USGlobal Airways) from June 2017 to present .

Since 2012 to the present, Eva Bitter has served as Business Unit Leader for Rehab zRt. Prior to 2012, Ms. Bitter served in various sales and marketing roles with Reckitt Benckiser, Colgate Palmolive Hungary and Kraft Foods Hungary. Ms. Bitter received a degree in International Relations from the College for Foreign Trade, Budapest in 1993 and a degree in External Economies from the University of Economic Sciences, Budapest in 1996.

From 1978 through June 2017, Mitchell Tavera has served as a member of the El Segundo Police Department in various capacities from Patrol Cadet, Detective, Sergeant, Lieutenant, Captain and culminating in his appointment as Chief of Police which role he held from April 2010 through June 2017. Following Mr. Tavera’s retirement from the El Segundo Police Department, in November 2018, he joined Elite Interactive Solutions as Law Enforcement Liaison.

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

Corporate governance

On December 17, 2015, the Company established a Nominating and Corporate Governance Committee, a Compensation Committee and an Audit Committee (collectively, the “Committees”) and approved and adopted charters to govern each of the Committees.

In connection with the establishment of the Nominating and Corporate Governance Committee, Compensation Committee and Audit Committee, the Board of Directors of the Company appointed members to each such committee. Currently, all three committees are comprised of at least three (3) directors meeting the requirements set forth in each applicable charter. The membership of these three standing committees of the Board of Directors of the Company is as follows:

Nominating and Corporate Governance Committee	Compensation Committee	Audit Committee

Ambassador Ned L. Siegel (Chairman) Judit Nagypal (Member) Mitchell Tavera (Member)	Judit Nagypal (Chairworman) Ambassador Ned L. Siegel (Member) Mitchell Tavera (Member)	Muhammed Khilji (Chairman) Ambassador Ned L. Siegel (Member) Eva Bitter (Member)

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

On or around September 7, 2017, and in connection with the purchase of certain assets from RWJ Advanced Marketing LLC, the Company and Mr. Bauer entered into an Employment Agreement pursuant to which Mr. Bauer was retained as Chief Executive Officer for a term of one year, subject to an automatic extension, unless terminated, in consideration of a base salary of $250,000 and a bonus of 10% of net profit generated by the assets acquired. Mr. Bauer was also appointed to the Board of Directors of the Company. In May 2018, Mr. Bauer resigned as an executive officer and director of the Company. The Company and Mr. Bauer entered into a Consulting Agreement for a period of one year for compensation of $15,000 per month to provide services associated with prepaid financial services, which was subsequently terminated. Mr. Bauer is currently an adversary in a lawsuit against the Company in which the Company has answered and cross-sued the plaintiffs.

On April 16, 2018, Kevin F. Pickard was appointed Chief Financial Officer of the Company (at the same time, Mr. Bauer resigned his position as the Chief Financial Officer of the Company). The Company and Mr. Pickard entered into an Executive Retention Agreement dated April 16, 2018 pursuant to which Mr. Pickard agreed to serve as Chief Financial Officer in consideration of an annual salary of $120,000. The Company also issued Mr. Pickard 250,000 shares of common stock and granted Mr. Pickard a Stock Option to acquire 500,000 shares of common stock of the Company at an exercise price of $2.80 per share for a period of five years. The Stock Options vest in tranches of 100,000 shares commencing on the one year anniversary and continuing thereafter on an annual basis or in full in the event of a change of control. The Company and Mr. Pickard also entered into an Indemnification Agreement. The employment of Mr. Pickard is at will and may be terminated at any time, with or without formal cause.

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

On May 17, 2018, Robert Yaspan, Judit Nagypal and Ambassador Ned L. Siegel were appointed to the Board of Directors of the Company to serve as directors of the Company. Mr. Yaspan will also serve as Chairman of the Board of Directors. Ms. Nagypal and Ambassador Siegel are considered independent directors and entered into agreements pursuant to which each will serve as a director. The director agreements provide that each will receive a one-time grant of 100,000 shares of common stock and a stock option to acquire 100,000 shares of common stock exercisable for a period of five years at $2.50 per share. Mr. Yaspan, in consideration for serving as Chairman of the Board, entered into an agreement providing a one-time grant of 250,000 shares of common stock and a stock option to acquire 250,000 shares of common stock exercisable for a period of five years at $2.50 per share. Each director will receive 100,000 shares of common stock per year vesting in increments of 25,000 per quarter commencing January 1, 2019. The Company will also pay Mr. Yaspan, Ms. Nagypal and Ambassador Siegel $5,000 per quarter.

On May 17, 2018, Mansour Khatib, Chief Marketing Officer and director of the Company, was engaged as Interim Chief Executive Officer to fill the vacancy resulting from Gregory Bauer’s resignation as Chief Executive Officer and Director of the Company. In addition, Michael Murray, a director of the Company, was engaged as President of the Company. Around the same time, the Company and Mr. Bauer entered into a Consulting Agreement for a period of one year for compensation of $15,000 per month to provide services associated with prepaid financial services. The Consulting Agreement was terminated on or around December 1, 2018, and ceased at the end of 2018. Mr. Bauer is currently an adversary in a lawsuit against the Company in which the Company has answered and cross-sued the plaintiffs.

On June 18, 2018, Eva Bitter was appointed to the Board of Directors of the Company to serve as a director of the Company. Ms. Bitter entered into an agreement pursuant to which she will serve as a director. The director agreement provides that she will receive a one-time grant of 100,000 shares of common stock and a stock option to acquire 100,000 shares of common stock exercisable for a period of five years at $2.50 per share. In addition, Ms. Bitter will receive 100,000 shares of common stock per year vesting in increments of 25,000 per quarter commencing January 1, 2019. The Company will also pay Ms. Bitter $5,000 per quarter.

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

On January 1, 2019, the Company and Douglas Davis entered into an Amended and Restated Employment Agreement pursuant to which Mr. Davis was retained as Chief Executive Officer. Mr. Davis has served as Interim Chief Executive Officer since July 2018. The term of Mr. Davis’ employment is for two years through January 1, 2021. Mr. Davis will be entitled to an annual base salary of $250,000, which shall be increased to $400,000 upon the Company uplisting to a national exchange. Mr. Davis is also be entitled to the issuance of Stock Options to acquire an aggregate of 5,000,000 shares of common stock of the Company, exercisable for five years, subject to vesting. The options will be earned and vested (i) with respect to 2,000,000 shares of common stock on the date hereof, (ii) 500,000 shares of common stock upon the successful dual list of the Company on an international exchange such as SIX Zurich Stock Exchange or Euronext, (iii) 1,500,000 shares of common stock upon the successful up listing to a national exchange such as the Nasdaq, NYSE Euronext, TSX, AMEX or other, and (iv) with respect to 500,000 shares of common stock at each of the six (6) month anniversaries (July 1, 2019 and January 1, 2020). The exercise price of such options shall be the closing price of the Company on the date prior to such event.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2018 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

We have adopted a Code of Ethics that applies to all officers, directors and employees. The Company will provide to any person without charge a copy of such code of ethics upon written request to the Company at its registered offices.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth all compensation paid to our officers for the years ended December 31, 2018 and 2017.

Summary Compensation Table

Name and principal Position	Year	Salary		Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Douglas Davis	2018		$72,000	$0	$610,500	$0	$0	$0	$0	$682,500
Chief Executive Officer	2017		$0	$0	$0	$0	$0	$0	$0	$0

Danny Rittman	2018		$183,500	$0	$0	$0	$0	$0	$0	$183,500
Chief Technology Officer	2017		$144,000	$0	$0	$0	$0	$0	$0	$144,000

Michael Murray	2018		$50,000	$0	$0	$0	$0	$0	$0	$50,000
President	2017		$0	$0	$0	$1,471,475	$0	$0	$0	$1,471,475

Mansour Khatib	2018		$145,000	$0	$0	$0	$0	$0	$0	$145,000
Chief Marketing Officer	2017		$60,000	$0	$0	$0	$0	$0	$0	$60,000

Kevin Pickard	2018		$85,000	$0	$732,500	$215,965	$0	$0	$0	$1,033,465
Chief Financial Officer	2017	$		$0	$0	$0	$0	$0	$0	$0

Greg Bauer (1)	2018		$203,333	$0	$0	$0	$0	$0	$0	$203,333
Former Chief Executive Officer	2017		$83,333	$0	$0	$0	$0	$0	$0	$83,333

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole officer and director other than as described herein.

(1)	Resigned as the Chief Executive Officer in May 2018, but remained as a consultant to the Company through the end of the year at a cost of $15,000 per month.

Director Compensation

The following table sets forth all compensation awarded to, earned by or paid to the non-employee directors in 2018 and 2017 for their service as directors:

Name	Year	Fees Earned or Paid	Stock Awards	Option Awards	Non- Equity Incentive	All Other Compensation	Total
Robert Yaspan	2018	$10,000	$762,500	$750,430	$—	$—	$1,522,930
Chairman of the Board	2017	$—	$—	$—	$—	$—	$—

Judit Nagypal	2018	$10,000	$305,000	$300,172	$—	$—	$615,172
Director	2017	$—	$—	$—	$—	$—	$—

Ned L. Siegel	2018	$10,000	$305,000	$300,172	$—	$—	$615,172
Director	2017	$—	$—	$—	$—	$—	$—

Eva Bitter	2018	$10,000	$199,000	$195,079	$—	$—	$404,079
Director	2017	$—	$—	$—	$—	$—	$—

Mitchell Tavera	2018	$10,000	$170,000	$166,384	$—	$—	$346,384
Director	2017	$—	$—	$—	$—	$—	$—

Muhammed Khilji	2018	$10,000	$310,000	$305,121	$—	$—	$625,121
Director	2017	$—	$—	$—	$—	$—	$—

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards outstanding at December 31, 2018 other than those disclosed above.

The following table sets forth information with respect to the beneficial ownership of the Common Stock as of March 27, 2019 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) each director of the Company; (iii) each officer of the Company and (iv) all executive officers and directors as a group. Except as otherwise indicated below, each of the entities or persons named in the table has sole voting and investment powers with respect to all shares of Common Stock beneficially owned by it or him as set forth opposite its or his name.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Common Stock as of March 29, 2019 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) each director of the Company; (iii) each officer of the Company and (iv) all executive officers and directors as a group. Except as otherwise indicated below, each of the entities or persons named in the table has sole voting and investment powers with respect to all shares of Common Stock beneficially owned by it or him as set forth opposite its or his name.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock (1)
Michael D. Murray (2,4)	10,900,000	5.16%
Dr. Danny Rittman (4)	9,900,000	4.77%
Douglas Davis (5)	2,300,000	1.10%
Mansour Khatib (4)	0	0.00%
Kevin Pickard (5)	350,000	0.17%
Reko Holdings LLC	69,321,000	33.42%
Guardian Patch (7)	16,500,000	7.62%
Latinex Casa de Cambio	20,026,702	9.66%
Robert Yaspan (3)	500,000	0.24%
Ned Siegel (6)	200,000	0.10%
Judit Nagypal (6)	200,000	0.10%
Eva Bitter (6)	200,000	0.10%
Muhammed Khilji (6)	200,000	0.10%
Mitchell Tavera (6)	200,000	0.10%
Mobiquity Technologies, Inc.	13,388,889	6.46%
All Officers and Directors as a Group	24,950,000	11.64%

(1)	Beneficial ownership is determined in accordance with the Rule 13d-3(d)(1) of the Exchange Act, as amended and generally includes voting or investment power with respect to securities. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table. The above is based on 207,409,616 shares of common stock outstanding as of March 27, 2019.

(2)	Mr. Murray is President of the company, and a Director. He holds a warrant for 4,000,000 shares of the Company’s common stock.

(3)	Mr. Yaspan is the Chairman of the Board of Directors. He has 250,000 shares, and a warrant for 250,000 additional shares at an exercise price of $2.50.

(4)	Officer and Director of the Company.

(5)	Officer of the Company.

(6)	Director of the Company. Each director (except for the Chairman of the Board of Directors) has 100,000 shares, and a warrant on 100,000 shares at an exercise price of $2.50.

(7)	Guardian Patch holds 7,500,000 shares of common stock, and a warrant for 9,000,000 shares of the Company’s common stock.

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

On March 29, 2016, Gopher contributed all of its rights relating to its proprietary microchip that is within a sticky patch package (the “Patch”) to Guardian LLC in consideration of 50% of the profit generated by Guardian LLC (the “Joint Venture”). Guardian LLC was responsible for investing all needed funds for the purpose of developing the Patch and related products to the Patch. In addition, Guardian LLC was required to provide short term loans to Gopher on an as needed basis secured by Gopher’s economic interest in the Joint Venture. The Company provided IT services to Guardian LLC for a monthly fee. On August 30, 2018, Guardian Patch converted the 2,000,000 shares of Series G Preferred Stock into 2,000,000 shares of common stock. On September 25, 2018, the Company entered into a Joint Venture Interest Purchase Agreement with Guardian, LLC pursuant to which the Company purchased Guardian LLC’s 50% interest in a joint venture (the “JV Interest”) previously entered between the parties in March 2016 covering the Guardian Patch, Puzpix and Epsilon. In consideration for the JV Interest, the Company issued Guardian 12,500,000 shares of common stock. During the nine months ended September 30, 2018, the Company took a charge to earnings of $11,750,000 related to the purchase of Guardian LLC’s 50% JV Interest.

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

On or around September 7, 2017, Greg Bauer became Chief Executive Officer of the Company. At the same time, Michael Murray resigned as CEO, although he remains an investor and a Director of the Company. At closing, the Company and Mr. Bauer entered into an Employment Agreement pursuant to which Mr. Bauer was retained as Chief Executive Officer for a term of one year, subject to an automatic extension, unless terminated, in consideration of a base salary of $250,000 and a bonus of 10% of net profit generated by the assets acquired. Mr. Bauer was also appointed to the Board of Directors of the Company. Mr. Bauer is currently an adversary in a lawsuit against the Company in which the Company has answered and cross-sued the plaintiffs.

On April 16, 2018, Kevin F. Pickard was appointed Chief Financial Officer of the Company (at the same time, Mr. Bauer resigned his position as the Chief Financial Officer of the Company). The Company and Mr. Pickard entered into an Executive Retention Agreement dated April 16, 2018 pursuant to which Mr. Pickard agreed to serve as Chief Financial Officer in consideration of an annual salary of $120,000. The Company also issued Mr. Pickard 250,000 shares of common stock and granted Mr. Pickard a Stock Option to acquire 500,000 shares of common stock of the Company at an exercise price of $2.80 per share for a period of five years. The Stock Options vest in tranches of 100,000 shares commencing on the one year anniversary and continuing thereafter on an annual basis or in full in the event of a change of control. The Company and Mr. Pickard also entered into an Indemnification Agreement. The employment of Mr. Pickard is at will and may be terminated at any time, with or without formal cause.

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

On May 17, 2018, Robert Yaspan, Judit Nagypal and Ambassador Ned L. Siegel were appointed to the Board of Directors of the Company to serve as directors of the Company. Mr. Yaspan will also serve as Chairman of the Board of Directors. Ms. Nagypal and Ambassador Siegel are considered independent directors and entered into agreements pursuant to which each will serve as a director. The director agreements provide that each will receive a one-time grant of 100,000 shares of common stock and a stock option to acquire 100,000 shares of common stock exercisable for a period of five years at $2.50 per share. Mr. Yaspan, in consideration for serving as Chairman of the Board, entered into an agreement providing a one-time grant of 250,000 shares of common stock and a stock option to acquire 250,000 shares of common stock exercisable for a period of five years at $2.50 per share. Each director will receive 100,000 shares of common stock per year vesting in increments of 25,000 per quarter commencing January 1, 2019. The Company will also pay Mr. Yaspan, Ms. Nagypal and Ambassador Siegel $5,000 per quarter.

On May 17, 2018, Mansour Khatib, Chief Marketing Officer and director of the Company, was engaged as Interim Chief Executive Officer to fill the vacancy resulting from Gregory Bauer’s resignation as Chief Executive Officer and Director of the Company. In addition, Michael Murray, a director of the Company, was engaged as President of the Company. Around the same time, the Company and Mr. Bauer entered into a Consulting Agreement for a period of one year for compensation of $15,000 per month to provide services associated with prepaid financial services. The Consulting Agreement was terminated on or around December 1, 2018, and ceased at the end of 2018. Mr. Bauer is currently an adversary in a lawsuit against the Company in which the Company has answered and cross-sued the plaintiffs.

On June 18, 2018, Eva Bitter was appointed to the Board of Directors of the Company to serve as a director of the Company. Ms. Bitter entered into an agreement pursuant to which she will serve as a director. The director agreement provides that she will receive a one-time grant of 100,000 shares of common stock and a stock option to acquire 100,000 shares of common stock exercisable for a period of five years at $2.50 per share. In addition, Ms. Bitter will receive 100,000 shares of common stock per year vesting in increments of 25,000 per quarter commencing January 1, 2019. The Company will also pay Ms. Bitter $5,000 per quarter.

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

On January 1, 2019, the Company and Douglas Davis entered into an Amended and Restated Employment Agreement pursuant to which Mr. Davis was retained as Chief Executive Officer. Mr. Davis has served as Interim Chief Executive Officer since July 2018. The term of Mr. Davis’ employment is for two years through January 1, 2021. Mr. Davis will be entitled to an annual base salary of $250,000, which shall be increased to $400,000 upon the Company uplisting to a national exchange. Mr. Davis is also be entitled to the issuance of Stock Options to acquire an aggregate of 5,000,000 shares of common stock of the Company, exercisable for five years, subject to vesting. The options will be earned and vested (i) with respect to 2,000,000 shares of common stock on the date hereof, (ii) 500,000 shares of common stock upon the successful dual list of the Company on an international exchange such as SIX Zurich Stock Exchange or Euronext, (iii) 1,500,000 shares of common stock upon the successful up listing to a national exchange such as the Nasdaq, NYSE Euronext, TSX, AMEX or other, and (iv) with respect to 500,000 shares of common stock at each of the six (6) month anniversaries (July 1, 2019 and January 1, 2020). The exercise price of such options shall be the closing price of the Company on the date prior to such event.

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

Director Independence

On or around August 10, 2018, the Board of Directors established committees for governance, compensation and audit. The Audit Committee is being led by Muhammed Khalji, a CPA. The Compensation Committee is being led by Judit Nagypal. The Governance Committee is being led by Ambassador Ned L. Siegel. All three leaders of the committees are independent directors. In addition, each committee has two additional members, all of whom are also independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by BF Borgers CPA PC for the years ended December 31, 2018 and 2017.

	Years Ended December 31,
	2018	2017

Audit Fees	$84,000	$64,800
Audit-Related Fees	103,734	5,400
Tax Fees	—	—
All Other Fees	—	—
Total	$187,734	$70,200

Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees - This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC, other accounting consulting and other audit services.

Tax Fees - This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees - This category consists of fees for other miscellaneous items.

Board of Directors Pre-Approval Process, Policies and Procedures

All audit and permissible non-audit services provided by our independent registered public accounting firm must be pre-approved. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of service. The independent registered public accounting firm and management periodically report to the board of directors regarding the extent of services provided by the independent registered public accounting firm. Consistent with the board of directors’ policy, all audit and permissible non-audit services provided by our independent registered public accounting firm were pre-approved by our board of directors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1	Certificate of Incorporation of Forex International Trading Corp. (6)
3.2	Bylaws of Forex International Trading Corp. (6)
3.3	Certificate of Designation for Series A Preferred Stock (14)
3.4	Certificate of Designation for Series B Preferred Stock (21)
3.5	Certificate of Designation – Series C Preferred Stock (22)
3.6	Amendment to the Certificate of Designation for the Series B Preferred Stock (25)
3.7	Amendment to the Certificate of Designation for the Series C Preferred Stock(25)
3.8	Certificate of Change filed pursuant to NRS 78.209 (31)
3.9	Articles of Merger filed pursuant to NRS 92.A.200 (31)
3.10	Certificate of Amendment to the Articles of Incorporation of Gopher Protocol Inc. (34)
4.1	Convertible Promissory Note issued by the Company to ATL dated July 8, 2010 (3)
4.2	Secured and Collateralized Promissory Note issued by ATL to the Company dated July 8, 2010 (3)
4.3	Collateral and Security Agreement by and between Forex International Trading Group and ATL dated July 7, 2010 (3)
4.4	Promissory Note issued to Rasel Ltd. Dated October 6, 2009(7)
4.5	Promissory Note issued to Rasel Ltd. Dated October 20, 2009 (7)
4.6	Letter Agreement between Rasel Ltd. and Forex International Trading Corp. dated January 22, 2011 (8)
4.7	Letter Agreement by and between Forex International Trading Group and ATL dated November 8, 2010(9)
4.8	6% Convertible Note issued to APH (11)
4.9	6% Convertible Debenture issued to HAM dated April 5, 2011 (14)
4.10	Promissory Note dated November 30, 2011 issued to Cordellia dioxo. in the amount of $1,000,000 (18)
4.11	$500,000 Convertible Promissory Note issued by Forex International Trading Corp. (23)
4.12	$400,000 Secured and Collateralized Promissory Note issued by Vulcan Oil & Gas Inc. (23)
4.13	Securities Purchase Agreement dated July 24, 2013 entered with Asher Enterprise Inc. (26)
4.14	Convertible Promissory Note issued to Asher Enterprises Inc. (26)
4.15	10% Convertible Debenture issued to GV Global Communications Inc. (30)
4.16	Amendment to 10% Convertible Promissory Debenture held by GV Global Communications, Inc. (32)

4.17	Series D Preferred Stock Certificate of Designation (32)
4.18	Common Stock Purchase Warrant (40)
4.19	6% Convertible Promissory Note issued by the Company to Guardian Patch LLC dated May 23, 2017 (41)
4.20	Securities Purchase Agreement entered with Crown Bridge Partners, LLC dated June 9, 2017 (42)
4.21	Convertible Promissory Note dated June 9, 2017 issued to Crown Bridge Partners LLC (42)
4.22	Convertible Promissory Note Back End Note dated June 9, 2017 issued to Crown Bridge Partners LLC (42)
4.23	Collateralized Secured Promissory Note Back End Note dated June 9, 2017 issued to Crown Bridge Partners LLC (42)
4.24	Securities Purchase Agreement entered with Eagle Equities, LLC dated June 9, 2017 (42)
4.25	Convertible Promissory Note issued to Eagle Equities, LLC dated June 9, 2017 (42)
4.26	Convertible Promissory Note issued to Eagle Equities, LLC dated June 9, 2017 (Back End Note) (42)
4.27	Form of Collateralized Secured Promissory Note dated June 9, 2017 issued by Eagle Equities, LLC (42)

4.28	Convertible Promissory Note dated June 7, 2017 issued to JSJ Investments Inc. (42)
4.29	Convertible Promissory Note dated June 29, 2017 issued to JSJ Investments Inc. (44)
4.30	Form of Warrant issued to Robert Warren Jackson, Gregory Bauer, Michael Murray and Guardian Patch, LLC dated September 1, 2017 (45)
4.31	Balloon Note payable by Gopher Protocol Inc. to RWJ Advanced Marketing, LLC dated September 1, 2017 (45)
4.32	Securities Purchase Agreement entered with Eagle Equities, LLC dated September 13, 2017 (46)
4.33	Convertible Promissory Note issued to Eagle Equities, LLC dated September 13, 2017(46)
4.34	Convertible Promissory Note issued to Eagle Equities, LLC dated September 13, 2017 (Back End Note) (46)
4.35	Form of Collateralized Secured Promissory Note dated September 13, 2017 issued by Eagle Equities, LLC(46)
4.36	Securities Purchase Agreement dated October 2, 2017 between Gopher Protocol Inc. and Power Up Lending Group Ltd. (47)

4.37	Convertible Promissory Note dated October 2, 2017 issued to Power Up Lending Group Ltd. (47)
4.38	Securities Purchase Agreement entered with Labrys Fund, LP dated October 26, 2017 (49)
4.39	Convertible Promissory Note issued to Labrys Fund, LP dated October 26, 2017 (49)
4.40	Rescission Agreement entered between Gopher Protocol Inc. and Crown Bridge Partners, LLC dated October 23, 2017 (49)
4.41	Securities Purchase Agreement by and between Gopher Protocol Inc. and Eagle Equities, LLC dated December 29, 2017 (50)
4.42	Common Stock Purchase Warrant issued to Eagle Equities, LLC dated December 29, 2017 (50)
4.43	Certificate of Designation of the Preferences, Rights and Limitations of the Series G Convertible Preferred Stock (51)
4.44	Form of Securities Purchase Agreement entered with Bellridge Capital, LLC (52)
4.45	10% Convertible Debenture issued to Bellridge Capital, LLC dated March 2, 2018 (52)
4.46	Common Stock Purchase Warrant issued to Bellridge Capital, LLC dated March 2, 2018 (52)
4.47	Form of Warrant issued to Derron Winfrey, Dennis Winfrey, Mark Garner and JIL Venture dated March 1, 2018 (53)

4.48	Note payable by Gopher Protocol Inc. to ECS, LLC dated March 1, 2018 (53)
4.49	10% Convertible Debenture issued to Bellridge Capital, LP dated April 9, 2018 (54)
4.50	Common Stock Purchase Warrant issued to Bellridge Capital, LP dated April 9, 2018 (54)
4.51	Stock Option issued to Kevin Pickard dated April 16, 2018 (55)
4.52	Stock Option issued to Muhammad Khilji dated April 25, 2018 (56)
4.53	Securities Purchase Agreement by and between Gopher Protocol Inc. and Eagle Equities, LLC dated May 4, 2018 (57)
10.1	Software Licensing Agreement dated April 12, 2010, by and between Forex International Trading Corp and Triple (1)
10.2	Employment Agreement dated April 23, 2010, by and between Forex International Trading Corp and Darren Dunckel (2)
10.3	Letter Agreement by and between Forex International Trading Corp. and Anita Atlas, dated July 29, 2010 (4)
10.4	Letter Agreement by and between Forex International Trading Corp. and Stewart Reich, dated July 29, 2010 (4)
10.5	Letter Agreement by and between Forex International Trading Corp. and Mr. William Glass, dated August 6, 2010 (5)
10.6	Share Exchange Agreement by and between Forex International Trading Corp. and APH (10)

10.7	Letter Agreement by and between Forex International Trading Corp., APH, Medirad Inc. and Rasel Ltd. (11)
10.8	Letter Amendment by and between Forex International Trading Corp. and William Glass, dated March 4, 2011 (13)
10.9	Letter Amendment by and between Forex International Trading Corp. and Stewart Reich, dated March 4, 2011 (13)
10.10	Employment Agreement by and between Forex International Trading Corp. and Liat Franco, dated March 7, 2011 (13)
10.11	Agreement between Forex International Trading Corp. and APH dated April 5, 2011 (14)
10.12	Conversion Agreement between MP and Forex International Trading Corp. dated April 5, 2011 (14)
10.13	Share Exchange Agreement between Forex International Trading Corp. and dated April 5, 2011 (14)
10.14	Agreement to Unwind and Mutual Release dated as of July 11, 2011 by and between Forex International Trading Corp., Forex NYC and Wheatley Investment Agreement by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)
10.15	Registration Rights Agreement with Centurion by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)
10.16	Intentionally Left Blank
10.17	Settlement Agreement by and between Forex International Trading Corp., A.T. Limited, Watford Holding Inc. and James Bay Holdings, Inc. dated November 1, 2011 (17)
10.18	Settlement and Foreclosure Agreement between Forex International Trading Corp., AP Holdings Limited, H.A.M Group Limited and Cordellia d.o.o.(18)
10.19	Annulment of Share Purchase Agreement dated December 5, 2011 between Triple 8 Limited, AP Holdings Limited, H.A.M Group Limited and 888 Markets (Jersey) Limited (18)
10.20	Promissory Note issued to Forex International Trading Corp. dated December 13, 2011 (19)
10.21	Stock Pledge Agreement executed by Fortune Market Media Inc. dated December 13, 2011 (19)
10.22	Conversion Agreement between the Company and GV Global Communications, Inc. (22)
10.23	Agreement by and between and Direct JV Investments Inc., Forex International Trading Corporation and Vulcan Oil & Gas Inc. dated January 7, 2013 (23)
10.24	Evaluation License Agreement dated September 2, 2013, by and between Forex International Trading Corp and Micrologic Design Automation, Inc. (27)
10.25	Letter Agreement dated January 2, 2014, by and between Forex International Trading Corp and Micrologic Design Automation, Inc. (28)
10.26	Settlement Agreement by and between Forex International Trading Corp. and Leova Dobris dated November 14, 2014 (29)
10.27	Exchange Agreement by and between Forex International Trading Corp. and Vladimir Kirish dated January 22, 2015 (30)
10.28	Exchange Agreement by and between Forex International Trading Corp. and GV Global Communications Inc. dated January 22, 2015 (30)

10.29	Agreement by and between Forex International Trading Corp. and Fleming PLLC dated January 22, 2015 (30)
10.30	Territorial License Agreement dated March 4, 2015, by and between Gopher Protocol Inc. and Hermes Roll LLC (32)
10.31	Amended and Restated Territorial License Agreement dated June 16, 2015 by and between Gopher Protocol Inc. and Hermes Roll LLC (35)
10.32	Letter Agreement dated August 20, 2015 by and between Gopher Protocol Inc. and Dr. Danny Rittman (36)
10.33	Consulting Agreement dated August 11, 2015, by and between Gopher Protocol Inc. and Michael Korsunsky (37)
10.34	Letter Agreement dated March 14, 2016 by and between Gopher Protocol Inc. and Dr. Danny Rittman. (38)
10.35	Amended and Restated Employment Agreement by and between Gopher Protocol Inc. and Dr. Danny Rittman dated April 19, 2016 (39)
10.36	Consulting Agreement dated September 10, 2016, by and between Gopher Protocol Inc. and Waterford Group LLC (40)
10.37	Conversion Agreement between the Company and Guardian Patch LLC dated May 23, 2017 (41)
10.38	Lock-Up and Leak-Out Agreement between the Company and Guardian Patch LLC dated June 26, 2017 (43)
10.39	Lock-Up and Leak-Out Agreement between the Company and Stanley Hills LLC dated June 29, 2017 (43)
10.40	Letter Agreement between the Company and Danny Rittman dated June 29, 2017 (43)

10.41	Asset Purchase Agreement between Gopher Protocol Inc. and RWJ Advanced Marketing, LLC dated September 1, 2017 (45)
10.42	Addendum to Asset Purchase Agreement between Gopher Protocol Inc. and RWJ Advanced Marketing, LLC dated September 1, 2017 (45)
10.43	Employment Agreement between Gopher Protocol Inc. and Gregory Bauer dated September 1, 2017 (45)

10.44	Consulting Agreement between Gopher Protocol Inc. and Guardian Patch, LLC dated September 1, 2017 (45)
10.45	Rescission Agreement between Gopher Protocol Inc. and Eagle Equities LLC dated December 31, 2017 (51)
10.46	Amendment of Lock-Up and Leak-Out Agreement between Gopher Protocol Inc. and Stanley Hills, LLC dated December 29, 2017(51)
10.47	Amendment of Lock-Up and Leak-Out Agreement between Gopher Protocol Inc. and Guardian Patch, LLC dated December 29, 2017(51)
10.48	Asset Purchase Agreement between Gopher Protocol Inc. and ECS Prepaid LLC dated March 1, 2018 (53)
10.49	Employment Agreement between Gopher Protocol Inc. and Derron Winfrey dated March 1, 2018(53)
10.50	Employment Agreement between Gopher Protocol Inc. and Mark Garner dated March 1, 2018(53)
10.51	Consulting Agreement between Gopher Protocol Inc. and J.I.L. Venture LLC dated March 1, 2018(53)
10.52	Executive Retention Agreement by and between Gopher Protocol Inc. and Kevin Pickard dated April 16, 2018 (55)
10.53	Indemnification Agreement by and between Gopher Protocol Inc. and Kevin Pickard dated April 16, 2018 (55)
10.54	Director Agreement by and between Gopher Protocol Inc. and Muhammad Khilji dated April 25, 2018 (56)
10.55	Indemnification Agreement by and between Gopher Protocol Inc. and Muhammad Khilji dated April 25, 2018 (56)
10.56	Director Agreement by and between Gopher Protocol Inc. and Robert Yaspan dated May 17, 2018 (58)
10.57	Director Agreement by and between Gopher Protocol Inc. and Judit Nagypal dated May 17, 2018 (58)
10.58	Director Agreement by and between Gopher Protocol Inc. and Ambassador Siegel dated May 17, 2018 (58)
10.59	Director Agreement by and between Gopher Protocol Inc. and Eva Bitter dated June 18, 2018 (59)
10.60	Employment Agreement by and between Gopher Protocol Inc. and Douglas L. Davis dated July 23, 2018 (60)
10.61	Director Agreement by and between Gopher Protocol Inc. and Mitchell K. Tavera dated July 31, 2018 (61)
10.62	Agreement between Gopher Protocol Inc. and Mobiquity Technologies, Inc. dated September 4, 2018 (62)
10.63	Consulting Agreement between Gopher Protocol Inc. and Consul Group RE 2021, SRL dated September 5, 2018 (62)

10.64	Exclusive Intellectual Property License and Royalty Agreement between Gopher Protocol Inc. and GBT Technologies, S.A. dated September 14, 2018 (63)
10.65	Letter Agreement between Gopher Protocol Inc. and Dr. Danny Rittman dated September 14, 2018 (63)
16.1	Letter from Alan R. Swift, CPA, P.A. (33)
16.2	Letter from Anton & Chia, LLP (48)
21.1	List of Subsidiaries (64)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2010
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 28, 2010
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 13, 2010
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 3, 2010
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 9, 2010
(6)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 9, 2009.
(7)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on November 2, 2009.
(8)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on January 29, 2010.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 22, 2010

(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 17, 2010
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2011
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 2, 2011
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 9, 2011
(14)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 6, 2011
(15)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 20, 2011
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 29, 2011
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 9, 2011
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 12, 2011
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 16, 2011
(20)	Incorporated by referenced to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 13, 2012
(21)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 14, 2012
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 27, 2012.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 9, 2013.
(24)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2013.
(25)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 20, 2012.
(26)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 1, 2013.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 4, 2013.
(28)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2014.

(29)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 20, 2014
(30)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 27, 2015
(31)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 18, 2015

(32)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 12, 2015
(33)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 24, 2015
(34)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 1, 2015
(35)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 16, 2015
(36)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 21, 2015
(37)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 28, 2015
(38)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2016
(39)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2016
(40)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 13, 2016
(41)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 26, 2017
(42)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 13, 2017
(43)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 30, 2017
(44)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 7, 2017
(45)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 7, 2017
(46)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 22, 2017
(47)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 10, 2017
(48)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 27, 2017
(49)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 30, 2017
(50)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 2, 2018

(51)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2018
(52)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 6, 2018
(53)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 21, 2018
(54)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 13, 2018
(55)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 18, 2018
(56)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 26, 2018.
(57)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 8, 2018.
(58)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 22, 2018.
(59)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 22, 2018.
(60)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 24, 2018.
(61)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 31, 2018.
(62)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 9, 2018.
(63)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 18, 2018.
(64)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 13, 2018.

Item 16. Form 10-K Summary.

None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GOPHER PROTOCOL INC.

Dated: March 27, 2019	By:	/s/ Douglas Davis
	Name:	Douglas Davis
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: March 27, 2019	By:	/s/ Kevin Pickard
	Name:	Kevin Pickard
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on March 27, 2019, on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Douglas Davis	Chief Executive Officer	March 27, 2019
Douglas Davis	(Principal Executive Officer)

/s/ Kevin Pickard	Chief Financial Officer	March 27, 2019
Kevin Pickard	(Principal Financial and Accounting Officer)

/s/ Dr. Danny Rittman	Chief Technology Officer and Director	March 27, 2019
Dr. Danny Rittman

/s/ Michael Murray	President and Director	March 27, 2019
Michael Murray

/s/ Mansour Khatib	Chief Marketing Officer and Director	March 27, 2019
Mansour Khatib

/s/ Robert Yaspan	Chairman of the Board of Directors	March 27, 2019
Robert Yaspan

/s/ Judit Nagypal	Director	March 27, 2019
Judit Nagypal

/s/ Mitchell Tavera	Director	March 27, 2019
Mitchell Tavera

/s/ Muhammed Khilji	Director	March 27, 2019
Muhammed Khilji

/s/Eva Bitter	Director	March 27, 2019
Eva Bitter

/s/Ned Siegel	Director	March 27, 2019
Ned Siegel

GOPHER PROTOCOL, INC.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Gopher Protocol, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gopher Protocol, Inc. (the “Company”) as of December 31, 2018 and 2017, the related statement of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2017

Lakewood, CO

March 27, 2019

GOPHER PROTOCOL, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31,	December 31,
	2018	2017

Current Assets:
Cash	$1,863,510	$1,305,062
Accounts receivable	152,118	41,947
Inventory	—	262,749
Prepaid expenses	16,000	—
Marketable equity security	4,200,000	—
Total current assets	6,231,628	1,609,758

Property and equipment, net	238,438	263,082
Intangible assets, net	3,149,740	6,666,667
Marketable equity security	14,000,000	1,979
Goodwill	925,877	950,619

Total assets	$24,545,683	$9,492,105

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses (including related parties of $460,853 and $51,167)	$2,338,125	$1,199,215
Unearned revenue	257,848	—
Due to Guardian LLC (related party)	702,483	1,350,262
Convertible notes payable, net of discount of $3,233,124 and $54,377	198,076	25,623
Note payable, net of discount of $744	2,699,256	—
Derivative liability	3,833,506	95,164
Total current liabilities	10,029,294	2,670,264

Note payable	—	2,600,000
Total liabilities	10,029,294	5,270,264

Contingencies	—	—

Stockholders’ Equity:
Series B Preferred stock, $0.00001 par value; 20,000,000 shares authorized; 45,000 and 45,000 shares issued and outstanding at December 31, 2018 and 2017	—	—
Series C Preferred stock, $0.00001 par value; 10,000 shares authorized; 700 and 700 shares issued and outstanding at December 31, 2018 and 2017	—	—
Series D Preferred stock, $0.00001 par value; 100,000 shares authorized; 0 and 66,000 shares issued and outstanding at December 31, 2018 and 2017	—	1
Series G Preferred stock, $0.00001 par value; 2,000,000 shares authorized; 0 and 2,000,000 shares issued and outstanding at December 31, 2018 and 2017	—	20
Common stock, $0.00001 par value; 500,000,000 shares authorized; 182,224,264 and 58,215,406 shares issued and outstanding at December 31, 2018 and 2017	3,822	2,582
Treasury stock, at cost; 1,040 shares at December 31, 2018 and 2017	(643,059)	(643,059)
Additional paid in captial	81,306,958	19,243,959
Accumulated deficit	(66,151,332)	(14,381,662)
Total stockholders’ equity	14,516,389	4,221,841
Total liabilities and stockholders’ equity	$24,545,683	$9,492,105

The accompanying footnotes are an integral part of these consolidated financial statements.

GOPHER PROTOCOL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2018	2017

Sales:
Sales	$51,389,605	$9,012,354
Related party sales	180,000	180,000
Total sales	51,569,605	9,192,354

Cost of goods sold	49,676,764	8,651,804

Gross profit	1,892,841	540,550

Operating expenses:
General and administrative expenses	17,346,725	3,574,296
Marketing expenses	502,539	220,229
Acquisition costs	10,966,791	4,050,819
Buyout of joint venture agreement (related party)	11,750,000	—
Impairment of assets	7,132,286	—
Total operating expenses	47,698,341	7,845,344

Loss from operations	(45,805,500)	(7,304,794)

Other income (expense):
Amortization of debt discount	(3,740,794)	(1,195,755)
Change in fair value of derivative liability	(734,540)	374,230
Interest expense and financing costs	(5,808,836)	(2,160,971)
Unrealized gain on marketable equity security	6,475,317
Equity loss on equity investment	(2,155,317)	—
Total other income (expense)	(5,964,170)	(2,982,496)

Loss before income taxes	(51,769,670)	(10,287,290)

Income tax expense	—	—

Net loss	$(51,769,670)	$(10,287,290)

Weighted average common shares outstanding:
Basic and diluted	130,620,385	46,256,807

Net loss per share:
Basic and diluted	$(0.40)	$(0.22)

The accompanying footnotes are an integral part of these consolidated financial statements.

GOPHER PROTOCOL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series G Convertible Preferred Stock		Common Stock		Treasusy Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity/
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2016	45,000	$—	700	$—	66,000	$1	—	$—	41,420,372	$2,414	1,040	$(643,059)	$3,931,986	$(4,094,372)	$(803,030)

Common stock issued for debt conversion	—	—	—	—	—	—	—	—	8,436,700	85	—	—	156,905	—	156,990
Common stock issued for services	—	—	—	—	—	—	—	—	25,000	—			26,500		26,500
Common stock issued for acquisition	—	—	—	—	—	—	—	—	5,000,000	50	—	—	1,849,950	—	1,850,000
Common stock issued for acquisition services	—	—	—	—	—	—	—	—	2,000,000	20	—	—	739,980	—	740,000
Common stock issued for cash	—	—	—	—	—	—	—	—	1,333,334	13	—	—	999,987	—	1,000,000
Series G convertible preferred stock issued for debt conversion	—	—	—	—	—	—	2,000,000	20	—	—	—	—	700,050	—	700,070
Warrants issued for acquisition	—	—	—	—	—	—	—	—	—	—	—	—	3,310,819	—	3,310,819
Warrants issued for services	—	—	—	—	—	—	—	—	—	—	—	—	4,782,297	—	4,782,297
Fair value of beneficial conversion feature of debt repaid/ converted	—	—	—	—	—	—	—	—	—	—	—	—	2,745,485	—	2,745,485
Net loss	—	—	—	—	—	—	—	—	—	—	—	—		(10,287,290)	(10,287,290)
													—
Balance, December 31, 2017	45,000	—	700	—	66,000	1	2,000,000	20	58,215,406	2,582	1,040	(643,059)	19,243,959	(14,381,662)	4,221,841

Conversion of Series D to common stock	—	—	—	—	(66,000)	(1)	—	—	66,000,000	660	—	—	(659)	—	—
Conversion of Series G to common stock	—	—	—	—	—	—	(2,000,000)	(20)	2,000,000	20	—	—	—	—	—
Common stock issued for services	—	—	—	—	—	—	—	—	4,143,750	41			5,338,184		5,338,225
Common stock issued for acquisition	—	—	—	—	—	—	—	—	750,000	7	—	—	1,704,993	—	1,705,000
Common stock issued for acquisition services	—	—	—	—	—	—	—	—	5,250,000	53	—	—	8,302,947	—	8,303,000
Common stock issued for equity interest in Mobiquity Technologies, Inc.	—	—	—	—	—	—	—	—	20,000,000	200	—	—	13,879,800	—	13,880,000
Common stock issued to Guardian LLC for termination of agreement	—	—	—	—	—	—	—	—	12,500,000	125	—	—	11,749,875	—	11,750,000
Common stock issued for price protection	—	—	—	—	—	—	—	—	2,318,583	23	—	—	883,427	—	883,450
Common stock issued for conversion of convertible debt and accrued interest	—	—	—	—	—	—	—	—	9,823,799	98	—	—	2,298,594	—	2,298,692
Cancellation of common stock for settlement agreement	—	—	—	—	—	—	—	—	(50,000)	—	—	—	(42,650)	—	(42,650)
Common stock issued for cash	—	—	—	—	—	—	—	—	1,272,726	13	—	—	1,499,987	—	1,500,000
Warrants issued for acquisition	—	—	—	—	—	—	—	—	—	—	—	—	1,675,877	—	1,675,877
Warrants issued for services	—	—	—	—	—	—	—	—	—	—	—	—	4,219,237	—	4,219,237
Warrants issued for acqusition services	—	—	—	—	—	—	—	—	—	—	—	—	3,661,791	—	3,661,791
Fair value of beneficial conversion feature of converted/debt repaid	—	—	—	—	—	—	—	—	—	—	—	—	2,996,442	—	2,996,442
Relative fair value of warrants issued with convertible debt	—	—	—	—	—	—	—	—	—	—	—	—	3,336,783	—	3,336,783
Fair value of beneficial conversion feature associated with convertible debt	—	—	—	—	—	—	—	—	—	—	—	—	558,371	—	558,371
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(51,769,670)	(51,769,670)

Balance, December 31, 2018	45,000	$—	700	$—	—	$—	—	$—	182,224,264	$3,822	$1,040	$(643,059)	$81,306,958	$(66,151,332)	$14,516,389

The accompanying footnotes are an integral part of these consolidated financial statements.

.

GOPHER PROTOCOL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017

Cash Flows From Operating Activities:
Net loss	$(51,769,670)	$(10,287,290)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	106,602	26,169
Amortization of intangible assets	1,150,260	333,333
Amortization of debt discount	3,740,794	1,195,755
Change in fair value of derivative liability	734,540	(374,230)
Financing cost	3,551,057	1,964,747
Shares issued for services	13,641,225	766,500
Shares issued for buyout of joint venture agreement	11,750,000	—
Warrants issued for services	7,881,028	4,782,297
Impairment of assets	7,132,286	—
Unrealized gain on market equity security	(6,475,317)	—
Equity loss on equity investment	2,155,317	—
Cancellation of common stock per settlement agreement	(42,650)	—
Common stock issued for price protection	883,450	—
Changes in operating assets and liabilities:
Accounts receivable	(110,171)	(41,947)
Inventory	262,749	135,402
Prepaid expenses	(16,000)	5,248
Other assets		5,521
Accounts payable and accrued expenses	1,162,602	766,944
Unearned revenue	257,848	—
Due to Guardian, LLC	(647,779)	950,262
Accrued interest on convertible notes payable	—	—
Net cash provided by (used in) operating activities	(4,651,829)	228,711

Cash Flows From Investing Activities:
Purchase of property and equipment	(16,958)	(78,352)
Cash paid for acquisitions	(200,000)	—
Cash paid for investment in Spare	(265,000)	—
Other	1,979	—
Net cash used in investing activities	(479,979)	(78,352)

Cash Flows From Financing Activities:
Issuance of convertible notes	6,356,000	440,000
Repayment of convertible notes	(1,305,000)	(290,393)
Payment on acquisition note	(860,744)
Issuance of common stock	1,500,000	1,000,000
Net cash provided by financing activities	5,690,256	1,149,607

Net increase in cash	558,448	1,299,966

Cash, beginning of period	1,305,062	5,096

Cash, end of period	$1,863,510	$1,305,062

Cash paid for:
Interest	$1,264,256	$—
Income taxes	$—	$—

Supplemental non-cash investing and financing activities
Debt discount	$6,000,244	$1,250,132
Transfer of derivative liability to equity	$2,996,442	$2,745,485
Shares issued to reduce notes payable and accrued interest	$—	$857,060
Reclassification of a payable to Guardian LLC to a convertible note payable	$—	$660,132
Accrued interest to convertible note payable	$—	$1,756
Shares issued for equity interest in Mobiquity Technologies, Inc.	$13,880,000	$—

The accompanying footnotes are an integral part of these consolidated financial statements.

GOPHER PROTOCOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

Gopher Protocol Inc. (the “Company”, “Gopher”, “Gopher Protocol” or “GOPH”) was incorporated on July 22, 2009 under the laws of the State of Nevada. Gopher is an emerging growth company that is creating and patenting innovative mobile microchip (ICs) and software technologies based on the GopherInsight ™ technology platform. The Company also offers prepaid cellular phone minutes for both domestic and international carriers. In addition, the Company offers cellular activation (activating SIM cards with wireless carriers) to create additional users (consumers) on those networks and provides check processing, verification and recovery solutions for small to medium sized businesses. The Company derived revenues from (i) the provision of IT services to Guardian Patch LLC, a related party (“Guardian LLC”); (ii) from the operations of the assets it acquired in the third quarter of 2017 and the first and second quarters of 2018 that include the sale of phones, phone card products, prepaid cellular phone minutes and cellular activation and (iii) from the licensing of its technology.

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

On September 1, 2017, the Company entered into an Asset Purchase Agreement with a third party, RWJ Advanced Marketing, LLC, a Georgia corporation. The Company entered into this Asset Purchase Agreement to acquire terminals in approximately 15,000 locations by which the Company will deploy its technology. The operations consist primarily of the sale of phones and phone card products, including PINS for cell minutes, SIM cards for cell minutes, as well as gift cards. The Company incorporated a wholly-owned subsidiary, UGopherServices Corp., to operate the acquired assets (See Note 13).

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

On April 2, 2018, the Company entered into and closed an asset purchase agreement with Central State Legal Services Inc. (“CSLS”), a Missouri corporation, pursuant to which the Company purchased certain assets from CSLS, including, but not limited to, assets associated with a system to recover funds from returned checks.

GOPHER PROTOCOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates in the accompanying financial statements include useful lives of property and equipment, useful lives of intangible assets, valuation of beneficial conversion feature, debt discounts, valuation of derivatives, and the valuation allowance on deferred tax assets.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, UGopherServices Corp, since the date of acquisition (September 1, 2017) and the accounts of ECS, Electronic Check and CSLS since their respective dates of acquisition (March 1, 2018, April 2, 2018 and April 2, 2018). All significant intercompany transactions and balances have been eliminated.

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly-liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company grants credit to establishments (such as convenience stores) that sell the Company’s products under credit terms that it believes are customary in the industry and do not require collateral to support customer receivables. The accounts receivable balances are generally collected within 10 days of the product sale and the Company has minimal bad debts. The Company currently does not provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal receivable terms vary from 7-30 days after the issuance of the invoice and typically would be considered past due when the term expires. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. The Company’s allowance for doubtful accounts was $0 and $0 at December 31, 2018 and 2017, respectively.

Inventory

Inventory is valued at the lower of the inventory’s cost (first in, first out basis) or the current market price of the inventory. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. At December 31, 2018 and 2017, all of the Company’s inventory was finished goods inventory which consisted principally of phones and phone card products, including PINS for cell minutes, SIM cards for cell minutes, as well as gift cards.

GOPHER PROTOCOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

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

Long-Lived Assets

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at December 31, 2018 and 2017, the Company believes there was no impairment of its long-lived assets.

Intangible Assets

The Company’s intangible assets were acquired with the acquisition of certain RWJ assets in 2017, and the acquisition of certain ECS, Electronic Check and CSLS assets in 2018 are being amortized over 60-120 months. The Company performs a test for impairment annually. As of December 31, 2018 and 2017, the Company performed the required impairment analysis. During the year ended December 31, 2018, the Company determined that the intangible assets associated with the acquisition of certain RWJ assets was impaired and took a charge to earnings of $5,916,667.

Marketable Equity Securities

The Company accounts for marketable equity securities in accordance with ASC Topic 321, Investments – equity securities. Marketable equity securities are reported at fair value based on quotations available on securities exchanges with any unrealized gain or loss being reported as a component of other income (expense) on the statement of operations. The portion of marketable equity security expected to be sold within twelve months of the balance sheet date is reported as a current asset.

Goodwill

Goodwill represents the excess of purchase price over the underlying book value of the net assets of the businesses that were acquired. Under accounting requirements, goodwill is not amortized, but is subject to annual impairment tests. The Company recorded goodwill of $950,619 related to its acquisition of certain RWJ assets in 2017, and $646,291, $254,586 and $25,000, respectively, related to its acquisition of certain ECS, Electronic Check and CSLS assets in 2018. During the year ended December 31, 2018, the Company determined that the goodwill associated with the acquisition of certain RWJ assets was impaired and took a charge to earnings of $950,619.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of December 31, 2018 and 2017, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

GOPHER PROTOCOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

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

At December 31, 2018 and December 31, 2017, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

	Fair Value	Fair Value Measurements at
	As of	December 31, 2018
Description	December 31, 2018	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Marketable equity security - Mobiquity Technologies, Inc.	$18,200,000	$—	$18,200,000	$—

Conversion feature on convertible notes	$3,833,506	$—	$3,833,506	$—

GOPHER PROTOCOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

	Fair Value	Fair Value Measurements at
	As of	December 31, 2017
Description	December 31, 2017	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$95,164	$—	$95,164	$—

Treasury Stock

Treasury stock is recorded at cost. The re-issuance of treasury shares is accounted for on a first in, first-out basis and any difference between the cost of treasury shares and the re-issuance proceeds are charged or credited to additional paid-in capital.

Revenue Recognition

Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on January 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. As sales are and have been primarily from IT services, sale of phones, phone card products, prepaid cellular phone minutes and cellular activation, and the Company has no significant post-delivery obligations, this new standard did not result in a material recognition of revenue on the Company’s accompanying consolidated financial statements for the cumulative impact of applying this new standard. The Company made no adjustments to its previously-reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

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

Cost of Goods Sold

Cost of goods sold represents the cost of the phone, phone card products and prepaid cellular phone minutes sold by the Company. Cost of goods sold relates to products sold by the Company’s newly- acquired acquisitions in September 2017, March 2018 and April 2018.

GOPHER PROTOCOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

Unearned revenue

Unearned revenue represents the amount received for the purchase of products that have not seen shipped to the Company’s customers. In 2018, the Company ran a pre-sales campaign for its pet tracker product and received $57,848 in unearned revenue as of December 31, 2018. In addition, as of December 31, 2018, the Company received $200,000 in connection with an intellectual property license and royalty agreement (See Note 13).

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS assumes that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Due to the net loss incurred potentially dilutive instruments would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss for all periods presented. The following potentially-dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

	December 31,	December 31,
	2018	2017
Series B preferred stock	3,000	3,000
Series C preferred stock	770	770
Series D preferred stock	—	66,000,000
Series G preferred stock	—	2,000,000
Warrants	41,916,666	22,760,416
Convertible notes	4,316,607	133,824
Total	46,237,043	90,898,010

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of December 31, 2018, through the date which the consolidated financial statements are issued. Based upon the review, other than described in Note 14 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

GOPHER PROTOCOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

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

GOPHER PROTOCOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

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

A summary of the purchase price and the purchase price allocations at fair value is shown below.

			Electronic
	ECS		Check		CSLS	Total

Purchase price
Cash	$100,000		$75,000		$25,000	$200,000
Shares of common stock	1,010,000	a	695,000	c	—	1,705,000
Secured promissory note	960,000		—		—	960,000
Warrants	992,958	b	682,919	d	—	1,675,877
	$3,062,958		$1,452,919		$25,000	$4,540,877

Allocation of purchase price
Property and equipment	$50,000		$15,000		$—	$65,000
Technology	826,667		413,333		—	1,240,000
Tradename	546,667		273,333		—	820,000
Customer relationships	993,333		496,667		—	1,490,000
Goodwill	646,291		254,586		25,000	925,877
Purchase price	$3,062,958		$1,452,919		$25,000	$4,540,877

GOPHER PROTOCOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

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

d. the fair value of the 250,000 warrants was determined using the Black-Scholes option pricing model with the following assumptions:

●	Expected life of 5.0 years
●	Volatility of 210%;
●	Dividend yield of 0%;
●	Risk free interest rate of 2.65%

The revenue from the acquisition of assets included in the results of operations from the date of acquisition to December 31, 2018 was $28,280,004.

The unaudited pro forma information below present statement of operations data as if the acquisition of assets had taken place on January 1, 2017.

	Years Ended December 31,
	2018	2017
Sales	$56,932,467	$37,102,123
Cost of goods sold	54,914,959	35,694,620
Gross profit	2,017,508	1,407,503
Operating expenses	47,919,958	9,190,131
Loss from operations	(45,902,450)	(7,782,628)
Net loss	(57,850,047)	(10,723,216)
Loss per share	(0.44)	(0.23)

Note 4 - Property and Equipment, Net

Property and equipment consisted of the following as of December 31, 2018 and 2017:

	2018	2017

Furniture	$33,739	$33,740
Computers and equipment	48,316	22,816
POSA machines	310,424	253,965
	392,479	310,521
Less accumulated depreciation	(154,041)	(47,439)
Property and equipment, net	$238,438	$263,082

GOPHER PROTOCOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

Depreciation expense for the years ended December 31, 2018 and 2017 was $106,602 and $26,169 respectively.

Note 5 – Intangible Assets, Net

The following are the intangible assets at December 31, 2018 and 2017:

	2018	2017
Leased locations	$—	$7,000,000
Technology	1,240,000	—
Tradename	820,000	—
Customer relationships	1,490,000	—
	3,550,000	7,000,000
Less accumulated amortization	(400,260)	(333,333)
Intangible assets, net	$3,149,740	$6,666,667

Intangible assets are being amortized as follows: Leased locations - 84 months; Technology – 60 months; and Tradename and Customer relationships – 120 months.

Amortization expense for the years ended December 31, 2018 and 2017 was $1,150,260 and $333,333, respectively.

At December 31, 2018, the Company determined that the intangible assets associated with the acquisition of certain RWJ assets was impaired and took a charge to earnings of $5,916,667.

The estimated future amortization expense related to intangible assets is as follows:

Years ending December 31,
2019	$479,000
2020	479,000
2021	479,000
2022	479,000
2023	479,000
Thereafter	754,740
$3,149,740

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

GOPHER PROTOCOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

On November 19, 2018, the Company and Mobiquity entered into an Amendment and Exercise Letter waiving the requirement that Mobiquity’s Board of Directors and stockholders increase the authorized number of shares of Mobiquity’s common stock to a number sufficient to accommodate a reserve in the Company’s favor of 250,000,000 shares of Mobiquity’s common stock prior to the conversion of the Mobiquity Preferred Stock or exercise of the Mobiquity Warrants. In addition, the Company converted 200 shares of Mobiquity Preferred Stock resulting in the issuance to the Company by Mobiquity of 20,000,000 shares of Mobiquity Common Stock and 30,000,000 Mobiquity Warrants. The Company exercised the 30,000,000 Mobiquity Warrants at an exercise price of $0.12 per share of common stock, payable through of the issuance to Mobiquity of 10,000,000 shares of common stock of the Company.

In addition, the Company issued 2,000,000 shares of common stock to Glen Eagles Acquisition LP in consideration of its consulting services associated with the negotiation of the number of shares of common stock to be delivered to Mobiquity upon exercise of the Mobiquity Warrants.

As a result of the transaction on September 4, 2018, the Company had an approximate 21% interest in Mobiquity and began to account for its investment in Mobiquity using the equity method of accounting. During the fourth quarter of 2018, Mobiquity issued additional shares of common stock resulting in the Company’s ownership in Mobiquity dropping to approximately 18% at December 31, 2018. The Company determined that during the fourth quarter of 2018 that it did not exercise significant influence over Mobiquity due to its decreased ownership percentage and the Company’s intent to begin selling shares of Mobiquity common stock that will further decrease its ownership percentage. As a result, during the fourth quarter of 2018 the Company began accounting for its investment in Mobiquity as a market equity security.

Note 7 – Convertible Notes Payable

Convertible notes payable at December 31, 2018 and 2017 consist of the following:

	December 31,	December 31,
	2018	2017
Convertible notes payable to Power Up	$427,200	$80,000
Convertible notes payable to Bellridge Capital	—	—
Convertible note payable issued on December 3, 2018	3,004,000	—
Total convertible notes payable	3,431,200	80,000
Unamortized debt discount	(3,233,125)	(54,377)
Convertible notes payable	$198,075	$25,623

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

GOPHER PROTOCOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

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

Due to the variable conversion price associated with the Power Note No. 1, the Company has determined that the conversion feature is considered a derivative liability. The embedded conversion feature was initially calculated to be $172,282, which is recorded as a derivative liability as of the date of issuance. The derivative liability was first recorded as a debt discount up to the face amount of the Power Note No. 1, with the remainder being charged to financing cost during the period. The debt discount is being amortized over the terms of the Power Note No. 1.

As of March 6, 2018, the Company has paid off in full all principal, interest and penalties with respect to the Power Note No. 1, and there are no further obligations owed with respect to such note.

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

The outstanding principal amount of the Power Note No. 2 may not be converted prior to the period beginning on the date that is 180 days following the issue date. Following the 180th day, Power Up may convert the Power Note No. 2 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 15 day look back immediately preceding the date of conversion. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Power Note No. 2), the Power Note No. 2 shall become immediately due and payable and the Company shall pay to Power Up, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Power Note No. 2.

Due to the variable conversion price associated with the Power Note No. 2, the Company has determined that the conversion feature is considered a derivative liability. The embedded conversion feature was initially calculated to be $337,669, which is recorded as a derivative liability as of the date of issuance. The derivative liability was first recorded as a debt discount up to the face amount of the Power Note No. 2, with the remainder being charged to financing cost during the period. The debt discount is being amortized over the terms of the Power Note No. 2.

At December 31, 2018, the principal amount outstanding under the Power Note No. 2 was $243,600.

On November 6, 2018, the Company entered into a Securities Purchase Agreement with Power Up pursuant to which the Company issued to Power Up a Convertible Promissory Note (the “Power Note No. 3”) in the aggregate principal amount of $183,600 for a purchase price of $153,000. The Power Note No. 3 has a maturity date of February 6, 2020 and the Company has agreed to pay interest on the unpaid principal balance of the Power Note No. 3 at the rate of six percent (6%) per annum from the date on which the Power Note No. 3 is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Power Note No. 3, provided it makes a payment to Power Up as set forth in the Power Note No. 3.

The outstanding principal amount of the Power Note No. 3 may not be converted prior to the period beginning on the date that is 180 days following the issue date. Following the 180th day, Power Up may convert the Power Note No. 3 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 15 day look back immediately preceding the date of conversion. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Power Note No. 3), the Power Note No. 3 shall become immediately due and payable and the Company shall pay to Power Up, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Power Note No.3.

GOPHER PROTOCOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

Due to the variable conversion price associated with the Power Note No. 3, the Company has determined that the conversion feature is considered a derivative liability. The embedded conversion feature was initially calculated to be $171,942, which is recorded as a derivative liability as of the date of issuance. The derivative liability was first recorded as a debt discount up to the face amount of the Power Note No. 3, with the remainder being charged to financing cost during the period. The debt discount is being amortized over the terms of the Power Note No. 3.

At December 31, 2018, the principal amount outstanding under the Power Note No. 2 was $183,600.

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

The face amount of the convertible note of $750,000 was proportionately allocated to the convertible note and the warrant in the amount of $356,593 and $393,407, respectively. The amount allocated to the warrants of $393,407 was recorded as a discount to the convertible note and as additional paid in capital. The value of the convertible note was then allocated between the convertible note and the beneficial conversion feature, which amounted to $0 and $356,593, respectively. The combined total discount is $750,000 and will be amortized over the year life of the convertible note.

GOPHER PROTOCOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

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

The face amount of the convertible note of $750,000 was proportionately allocated to the convertible note and the warrant in the amount of $201,778 and $548,222, respectively. The amount allocated to the warrants of $548,222 was recorded as a discount to the convertible note and as additional paid in capital. The value of the convertible note was then allocated between the convertible note and the beneficial conversion feature, which amounted to $0 and $201,778, respectively. The combined total discount is $750,000 and will be amortized over the year life of the convertible note.

GOPHER PROTOCOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

In October 2018, Bellridge converted $275,000 in principal and $17,075 in accrued interest into 324,528 shares of common stock. In addition, in November 2018, Bellridge was issued an additional 318,583 shares of common stock pursuant to the limited price protection described above.

On November 28, 2018, the Company entered into a letter agreement with Bellridge acknowledging that no event of default exists under the Bellridge Debentures as a result of the issuance of certain convertible securities, that the Company may prepay the Bellridge Debentures in the full amount by making a payment in the amount of $2,450,000 by December 17, 2018 (the “Repayment Date”) and Bellridge will not submit further conversion notices until after the Repayment Date. In the event the Bellridge Debentures are not paid off as of the Repayment Date (i) the outstanding principal amount (principal balance) of the First Bellridge Debenture shall be increased to $1,022,510 and the outstanding principal amount (principal balance) of the Second Bellridge Debenture shall be increased to $1,427,490 and (ii) the Conversion Price of the Bellridge Debentures shall be adjusted to equal 35% of the lowest trading price for the Company’s common stock during the twenty trading days immediately preceding the delivery by Bellridge of a Notice of Conversion. On December 17, 2018, the Bellridge Debentures were repaid in full, and there are no further obligations owed with respect to the Bellridge Debentures.

$8,340,000 Senior Secured Redeemable Convertible Debenture

On December 3, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with an otherwise unaffiliated third-party institutional investor, pursuant to which the Company issued a Senior Secured Redeemable Convertible Debenture (the “Debenture”) in the aggregate face value of $8,340,000. The Debenture has a maturity date two years from the issuance date and the Company has agreed to pay compounded interest on the unpaid principal balance of the Debenture at the rate equal to the Wall Street Journal Prime Rate plus 2% per annum (Wall Street Journal Prime Rate plus 12% per annum upon the occurrence of a Triggering Event). Interest is payable on the date the applicable principal is converted or on maturity. The interest must be paid in cash and, in certain circumstances, may be paid in shares of common stock. In connection with the issuance of the Debenture and pursuant to the terms of the SPA, the Company issued a Common Stock Purchase Warrant to acquire up to 22,500,000 shares of common stock for a term of three years (the “Warrant”) on a cash-only basis at an exercise price of $1.00 per share with respect to 5,000,000 warrant shares, $0.75 with respect to 7,500,000 warrant shares and $0.50 with respect to 10,000,000 warrant shares. Pursuant to the terms of the SPA, the investor agreed to tender to the Company the sum of $7,500,000, of which the Company received the sum of $4,500,000 as of the closing and is to receive three additional tranches of $1,000,000 on the first, second, and third monthly anniversaries of the closing. As of the closing, the face value of the Debenture was $5,004,000.00; as of the first month’s anniversary of the closing, the face value of the Debenture is to increase to $6,116,000.00; as of the second month’s anniversary of the closing, the face value of the Debenture is to increase to $7,228,000.00; and as of the third month’s anniversary of the closing, the face value of the Debenture is to increase to $8,340,000.00. As of the closing, the number of warrant shares was 13,500,000; as of the first month’s anniversary of the closing, the number of warrant shares is to increase to 16,500,000; as of the second month’s anniversary of the closing, the number of Warrant Shares is to increase to 19,500,000; as of the third month’s anniversary of the closing, the number of Warrant Shares is to increase to 22,500,000. As of December 31, 2018, the Company had issued a Debenture for $5,004,000 and had issued 13,500,000 Warrant Shares. Subsequent to December 31, 2018, the issued Debentures pursuant to the additional three tranches described above and issued 9,000,000 additional Warrant Shares.

The outstanding principal amount may be converted at any time into shares of the Company’s common stock at a conversion price equal to 95% of the Market Price less $0.05 (85% of the Market Price less $0.05 upon the occurrence of a Triggering Event). The Market Price is the average of the 5 lowest individual daily volume weighted average prices during the period the Debenture is outstanding.

In connection with the Debenture, the Company issued 13,500,000 warrants to purchase shares of the Company’s common stock with an exercise prices ranging from $0.50 to $1.00. The Company first determined the value of the convertible note and the fair value of the detachable warrants issued in connection with this transaction. The estimated value of the warrants of $4,594,120 and was determined using the Black-Scholes option pricing model with the following assumptions:

●	Expected life of 3.0 years
●	Volatility of 190%;

GOPHER PROTOCOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

●	Dividend yield of 0%;
●	Risk free interest rate of 2.84%

The face amount of the convertible note of $5,004,000 was proportionately allocated to the convertible note and the warrant in the amount of $2,608,846 and $2,395,154, respectively. The amount allocated to the warrants of $2,395,154 was recorded as a discount to the convertible note and as additional paid in capital. The value of the convertible note was then allocated between the convertible note and the beneficial conversion feature. Due to the variable conversion price associated with the Debenture, the Company has determined that the conversion feature is considered derivative liabilities. The embedded conversion feature was initially calculated to be $5,490,633, which is recorded as a derivative liability as of the date of issuance. The derivative liability was first recorded as a debt discount up to value allocated to the convertible note, with the remainder being charged to financing cost during the period. The combined total discount is $5,004,000 and will be amortized over the year life of the convertible note.

In December 2018, the investor converted $2,000,000 in principal and $6,616 in accrued interest into 9,499,271 shares of common stock. At December 31, 2018, the principal amount outstanding under the Debenture was $3,004,000

Discounts on convertible notes

The Company recognized interest expense of $3,740,794 and $1,195,755 during the years ended December 31, 2018 and 2017, respectively, related to the amortization of the debt discount. The unamortized debt discount at December 31, 2018 is $3,233,124.

A roll-forward of the convertible note from December 31, 2016 to December 31, 2018 is below:

Convertible notes, December 31, 2016	$53,852
Issued for cash	440,000
Issued for accounts payable and accrued expenses	660,132
Increase due to accrued interest	1,756
Conversion to common stock	(125,215)
Conversion to Series G preferred stock	(660,132)
Repayment in cash	(290,393)
Debt discount related to new convertible notes	(1,250,132)
Amortization of debt discounts	1,195,755
Convertible notes, December 31, 2017	25,623
Issued for cash	6,356,000
Original issue discount	575,200
Repayment in cash	(1,305,000)
Conversion to common stock	(2,275,000)
Debt discount related to new convertible notes	(6,919,542)
Amortization of debt discounts	3,740,794
Convertible notes, December 31, 2018	$198,075

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

GOPHER PROTOCOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

The Company uses a weighted average Black-Scholes option pricing model with the following assumptions to measure the fair value of derivative liability at December 31, 2018 and 2017:

	2018	2017

Stock price	$0.32	$1.12
Risk free rate	2.63%	1.76%
Volatility	150%	175%
Conversion/ Exercise price	$0.24	$0.60
Dividend rate	0%	0%

The following table represents the Company’s derivative liability activity for the years ended December 31, 2017 and 2018:

Derivative liability balance, December 31, 2016	$—
Issuance of derivative liability during the period	3,214,879
Fair value of beneficial conversion feature of debt repaid/converted	(2,745,485)
Change in derivative liability during the period	(374,230)
Derivative liability balance, December 31, 2017	95,164
Issuance of derivative liability during the period	6,000,244
Fair value of beneficial conversion feature of debt repaid/converted	(2,996,442)
Change in derivative liability during the period	734,540
Derivative liability balance, December 31, 2018	$3,833,506

Note 9- Note Payable

In connection with the acquisition RWJ in September 2017, the Company issued a note payable. The note accrues interest at 3.5% per annum is due on December 31, 2019 and is secured by the assets purchased in the acquisition. This note payable of $2,600,000 is classified as short-term in the accompanying consolidated balance sheet (See Note 13).

In connection with the acquisition of ECS as discussed in Note 3, the Company issued a note payable. The note is to be repaid in monthly installment payments of $100,000 with the final payment due on January 15, 2019. As of December 31, 2018, ten such payments have occurred. This note with a remaining balance of $99,256 at December 31, 2018 is secured by the assets purchased in the acquisition and is classified as short-term in the accompanying consolidated balance sheet. The balance of this note was paid in full in January 2019.

 Note 10- Stockholders’ Equity

Common Stock

During the years ended December 31, 2018, the Company had the following transactions in its common stock:

●	issued 66,000,000 shares in connection with the conversion of 66,000 shares of Series D Preferred Stock;

●	issued 2,000,000 shares in connection with the conversion of 2,000,000 shares of Series G Preferred Stock;

●	issued 250,000 shares to a consultant for professional services rendered valued at $123,725. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the dates that the shares earned based on the agreement;

●	issued 1,800,000 shares to employees and board members as part of their agreements with the Company. The value of the common stock of $4,404,500 was determined based on the closing stock price of the Company’s common stock on the date of the respective agreements;

GOPHER PROTOCOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

●	issued 3,000,000 to a consultant for services related to assisting the Company with the acquisition of the RWJ assets. The 3,000,000 shares were earned when the operations of the RWJ assets produced revenue in excess of $10,000,000. The value of the common stock of $4,590,000 was determined based on the closing stock price of the Company’s common stock on the date of the shares were earned.

●	issued aggregate of 1,250,000 shares to a consultant for services rendered valued at $2,715,000. The services, which include business development, analysis, and interaction with professionals, were principally related to assisting the Company with the acquisition of the ECS and Electronic Check assets (see Note 3). The value of the common stock was determined based on the closing stock price of the Company’s common stock on the closing date of acquisition of ECS and Electronic Check;

●	issued 500,000 shares for the acquisition of the ECS assets valued at $1,010,000. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the acquisition date;

●	issued 250,000 shares for the acquisition of the Electronic Check valued at $695,000. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the acquisition date;

●	issued 10,000,000 shares in connection with its equity interest in Mobiquity valued at $9,980,000 (See Note 6). The value of the common stock was determined based on the closing stock price of the Company’s common stock on the closing date of the Mobiquity transaction;

●	issued an additional 10,000,000 shares to Mobiquity valued at $3,90,000 for payment of the exercise price for 20,000,000 warrants previously granted to the Company. (See Note 6). The value of the common stock was determined based on the closing stock price of the Company’s common stock on the date of issuance;

●	issued 1,000,000 shares to a consultant for services rendered valued at $998,000. The services, which include business development, analysis, and interaction with professionals, were principally related to assisting the Company with the acquisition of its equity interest in Mobiquity. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the closing date of Mobiquity transaction;

●	issued 12,500,000 shares to Guardian LLC in connection the termination of its 50% interest in the profits of certain of the Company’s products (See Note 11). The shares were valued at $11,750,000 which was determined based on the closing stock price of the Company’s common stock at the date of the agreement;

●	issued 324,528 shares to Bellridge for the conversion of $275,000 in convertible notes and $17,075 in accrued interest;

●	issued 9,499,274 shares to an investor for the conversion of $2,000,000 in convertible notes and $6,521 in accrued interest;

●	issued 318,583 shares to Bellridge pursuant to the limited price protection. The shares were valued at $213,451 which was charged to financing cost was determined based on the closing stock price of the Company’s common stock on the date of issuance;

●	issued 2,000,000 shares to a consultant for services rendered in connection with the issuance of the Company’s common stock as payment of the exercise price for the Mobiquity warrants valued at $780,000. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the date of issuance;

GOPHER PROTOCOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

●	issued 2,000,000 shares to a consultant for services rendered in connection with the issuance of the Company’s common stock as payment of the exercise price for the Mobiquity warrants valued at $780,000.

●	issued 2,000,000 shares to Eagle Equities LLC as a result of the Company issuing shares of common stock for less than $0.30 pursuant to an agreement with Eagle Equities. (see below). The shares were valued at $670,000 which was charged to financing cost was determined based on the closing stock price of the Company’s common stock on the date the Company issued shares for less than $0.30;

●	a consultant for services rendered valued at $30,000. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the date of issuance;

●	issued 1,272,726 shares of common stock to an investor for cash proceeds of $1,500,000 (See discussion below); and

●	canceled 50,000 shares pursuant to the settlement of a legal matter.

During the year ended December 31, 2017, the Company had the following transactions in its common stock:

●	issued 7,571,334 shares to the PTPI note holder upon the conversion of convertible note and accrued interest of $56,990;

●	issued 865,366 shares to convertible note holders upon the conversion of convertible note of $100,000;

●	issued an aggregate of 2,025,000 shares to two consultants for services rendered valued at $766,500. The services, which include business development, analysis, and interaction with professionals, were principally related to assisting the Company with the acquisition of the RWJ assets (see Note 3). The value of the common stock was determined based on the closing stock price of the Company’s common stock on the date of grant;

●	issued 5,000,000 shares for the acquisition of the RWJ assets valued at $1,850,000. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the acquisition date; and

●	issued 1,333,334 shares of common stock to an investor for cash proceeds of $1,000,000 (See discussion below).

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

GOPHER PROTOCOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

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

As of December 31, 2018 and 2017, there were 45,000 Series B Preferred Shares outstanding.

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

GOPHER PROTOCOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

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

As of December 31, 2018 and 2017, there were 700 Series C Preferred Shares outstanding.

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

On January 23, 2018, Reko Holdings, LLC converted 66,000 shares of its Series D Preferred Stock into 66,000,000 restricted common shares.

As of December 31, 2018 and 2017, there are 0 and 66,000 shares of Series D Preferred Shares outstanding, respectively.

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

On August 30, 2018, Guardian LLC converted the 2,000,000 shares of Series G Preferred Stock into 2,000,000 shares of common stock.

As of December 31, 2018 and December 31, 2017, there are 0 and 2,000,000 shares of Series G Preferred Shares outstanding, respectively.

GOPHER PROTOCOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

Warrants

 The following is a summary of warrant activity.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2016	93,750	$		$—
Granted	22,666,666	0.54
Forfeited	—
Exercised	—
Outstanding, December 31, 2017	22,760,416	$0.55	4.67	$13,640,000
Granted	19,250,000	0.69
Forfeited	(93,750)	2.25
Exercised	—
Outstanding, December 31, 2018	41,916,666	$0.61	3.48	$—
Exercisable, December 31, 2018	41,416,666	$0.61	3.47	$—

The exercise price for warrant outstanding and exercisable at December 31, 2018:

Outstanding		Exercisable

Number of	Exercise	Number of	Exercise
Warrants	Price	Warrants	Price
28,000,000	$0.50	28,000,000	$0.50
4,500,000	0.75	4,500,000	0.75
3,000,000	1.00	3,000,000	1.00
3,000,000	1.85	3,000,000	1.85
666,666	2.00	666,666	2.00
1,000,000	2.35	1,000,000	2.35
750,000	2.50	750,000	2.50
500,000	2.70	500,000	2.70
500,000	2.80	—	2.80
41,916,666		41,416,666

During the years ended December 31, 2018, the Company issued:

●	1,000,000 warrants in connection with two convertible notes payable;

●	500,000 warrants as consideration for the acquisition of the ECS assets (see Note 3) valued at $992,958;

●	250,000 warrants as consideration for the acquisition of the Electronic Check assets (see Note 3) valued at $682,919;

●	2,250,000 warrants to shares to employees and board members as part of their agreements with the Company valued at $5,443,039;

GOPHER PROTOCOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

●	1,750,000 warrants to a consultant for services rendered. The services, which include business development, analysis, and interaction with professionals, were principally related to assisting the Company with the acquisition of the ECS and Electronic Check assets (see Note 3) valued at $3,661,791;

●	13,500,000 warrants in connection with a convertible note issued to investor; and

●	canceled 93,750 warrants pursuant to the settlement of a legal matter.

The fair value of the warrants listed above was determined using the Black-Scholes option pricing model with the following assumptions:

	2018	2017
Risk-free interest rate	2.65%	1.73%
Expected life of the options	5 years	5 years
Expected volatility	210%	250%
Expected dividend yield	0%	0%

Note 12 - Income Taxes

At December 31, 2018 and 2017, the significant components of the deferred tax assets are summarized below:

	2018	2017

Deferred income tax asset
Net operation loss carryforwards	$5,753,319	$2,329,554
Book to tax differences in intangible assets	64,600	74,100
Total deferred income tax asset	5,817,920	2,403,654
Less: valuation allowance	(5,817,920)	(2,403,654)
Total deferred income tax asset	$—	$—

The valuation allowance increased by $3,414,266 in 2018 of which $4,030,588 was a result of the Company generating additional net operating losses offset by $616,322 as a result of the change in the corporate tax rate from 34% to 21%. The valuation allowance increased by $760,976 in 2017 as a result of the Company generating additional net operating losses. The Company’s net operating loss carryforward of approximately $19,800,000 begin to expire in 2024.

Income tax expense reflected in the consolidated statements of income consist of the following for 2018 and 2017:

	2018	2017
Current
Federal	$—	$—
State	—	—
	—	—
Deferred
Federal	—	—
State	—	—
	—	—

Income tax expense	$—	$—

GOPHER PROTOCOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2018 and 2017 is as follows:

	2018		2017
	Amount	Percent	Amount	Percent

Federal statutory rates	$(10,871,631)	21.0%	$(3,497,679)	34.0%
State income taxes	(4,141,574)	8.0%	(514,365)	5.0%
Permanent differences	10,982,617	-21.2%	3,251,067	-31.6%
Valuation allowance against net deferred tax assets	4,030,587	-7.8%	760,976	-7.4%
Effective rate	$—	0.0%	$—	0.0%

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

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its consolidated statements of operations. There were no interest or penalties accrued as of December 31, 2018 and 2017.

Note 12 - Related Parties

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the party in making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences. All of the Company’s revenue for the years ended December 31, 2017 and $180,000 of the Company’s revenue for the years ended December 31, 2018 is from IT services delivered to a single customer, Guardian LLC, which is a related party to the Company. The revenue generated from Guardian LLC was paid to the Company via a reduction in the amount that the Company owes Guardian LLC that is classified as Due to Guardian LLC in the accompanying consolidated balance sheet. All expenses in the Company’s operations were incurred as a consequence of delivering Company’s obligations under the joint venture agreement between the parties to commercialize the technology that is being developed by the LLC.

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

GOPHER PROTOCOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

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

GOPHER PROTOCOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

The Company is the exclusive license holder for certain intellectual property relating to GopherInsight technology. The Company has assigned all its rights as they relate to the Guardian Patch to Guardian LLC as consideration for the JV. Guardian LLC has commenced development of the products. Certain private investors will provide all initial funding to the Company via the LLC for product development. Guardian LLC will fund the development, and the Company will provide IT services via Dr. Rittman for a monthly fee. Dr. Rittman has signed an amendment employment agreement with the Company. As the Company is not a member of Guardian LLC, the Company and Guardian LLC have formed a Joint Venture (“JV”) for the purposes of developing and marketing the Patch. Guardian LLC will be responsible for funding the development of the Patch. The Company will not need be required to invest funds in said JV. The Company responsibilities will be limited to the marketing of the product, where the marketing budget will be funded by Guardian LLC. Moreover, Guardian LLC has committed to provide the Company with working capital as needed. The Company has assigned and pledged to the LLC all its license derivative rights as they pertain to the Patch only. Dr. Rittman may be offered membership rights at some point in the future with Guardian LLC, with which the Company is a JV partner, but is not equity member. The Company has agreed with Guardian LLC that the same JV principles of the Guardian LLC for the patch will apply for the other two products (Epsilon and Puzpix) which will be vested under designated LLCs that will be incorporated by the LLC members. During the years ended December 31, 2018 and 2017, $180,000 and $180,000, respectively, of the Company’s revenue was related to IT service provided to the LLC for Dr. Rittman services, in connection with the development of the Patch.

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

On September 25, 2018, the Company entered into a Joint Venture Interest Purchase Agreement with Guardian, LLC pursuant to which the Company purchased Guardian LLC’s 50% interest in a joint venture (the “JV Interest”) previously entered between the parties in March 2016 covering the Guardian Patch, Puzpix and Epsilon. In consideration for the JV Interest, the Company issued Guardian 12,500,000 shares of common stock. During the year ended December 31, 2018, the Company took a charge to earnings of $11,750,000 related to the purchase of Guardian LLC’s 50% JV Interest.

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

GOPHER PROTOCOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

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

GOPHER PROTOCOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

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

On September 1, 2017, the Company entered into and closed an Asset Purchase Agreement with a third party, RWJ Advanced Marketing, LLC (“RWJ”), a Georgia corporation, pursuant to which the Company purchased certain assets from RWJ, including inventory, terminals, licenses and permits and intangible assets. At closing, the Company and Mr. Greg Bauer entered into an Employment Agreement pursuant to which Mr. Bauer was retained as Chief Executive Officer for a term of one year, subject to an automatic extension, unless terminated, in consideration of a base salary of $250,000 and a bonus of 10% of net profit generated by the assets acquired. Mr. Bauer was also appointed to the Board of Directors of the Company. As of the closing date, Mr. Murray resigned as Chief Executive Officer of the Company but will remain as a director of the Company. Mr. Bauer, since 2004 through present, has served as executive director with W.L. Petrey Wholesale, Inc. where he was in charge of the UGO/Preway operations. Mr. Bauer holds a Bachelor of Science degree from University of Maryland College Park. Mr. Bauer is veteran of the United States Navy and was honorably discharged in 1983. He held the title of United States Navy Surface Warfare Qualified. In May 2018, Mr. Bauer’s resigned as Chief Executive Officer and director of the Company (See Note 13).

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

GOPHER PROTOCOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

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

Note 13 - Contingencies

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

On or around February 27, 2017, the Company was issued a stay of the temporary restraining order barring its transfer agent from providing shares in connection with the exercise of the first Waterford warrant on 93,750 shares that was provided to Waterford in connection with the execution of the engagement letter that was executed by the parties on or around June 10, 2016. On October 12, 2018, the Waterford legal matter was settled in favor of the Company that resulted in the cancelation of Waterford’s 93,750 warrants and the cancelation of 50,000 shares of the Company’s common stock owned by Waterford.

GOPHER PROTOCOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

On or around April 10, 2017, the Company was billed by its transfer agent (“TA”) for approximately $11,500 for legal fees (“TA Charges”) in connection with a lawsuit brought by one of the Company’s shareholders against the TA. The Company is not a named party in this litigation. The Company disputes the TA Charges, as the Company’s position is that the TA Charges are not covered under the indemnification section of the Company’s agreement with its TA. As the TA refused to provide further services, the Company paid the fees, and booked it as an expense in 2017. This matter has been resolved amicably, and the Company continues its relationship with the TA.

On or around January 30, 2019, RWJ Advanced Marketing, LLC, Greg Bauer, and Warren Jackson sued the Company in Superior Court of the State of California - County of Los Angeles, General District in connection with the acquisition of UGopherServices in September 2017. The case number is 19STCV03320. The lawsuit alleges breach of contract, among other causes of action. The Company answered the complaint and filed a cross-complaint against the plaintiffs in the case on or around February 15, 2019.

Spare CS, Inc.

On January 14, 2018, the Company entered into an Initial Term Agreement (the “ITA”) with Spare CS Inc. (“Spare”), a Delaware corporation, pursuant to which the Company agreed to acquire 50% of the equity of Spare. Spare is a mobile banking app that allows customers to access cash with no ATM, no debit or credit card, and no purchase required from participating merchants. During the years ended December 31, 2018, the Company terminated the ITA with Spare and wrote off the $265,000 that has been advanced to Spare. The $265,000 in included as part of the impairment of assets in the accompanying consolidated statement of operations.

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

GOPHER PROTOCOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

Under the terms of the GBT License Agreement, the Company is entitled to receive a royalty payment of 2% of gross revenue of each licensed product sold by GBT during the period starting in which revenue is first generated using the licensed products and continuing for five years thereafter. Upon signing the GBT License Agreement, GBT paid the Company $300,000 which is nonrefundable. The Company has recognized the $300,000 as revenue during the years ended December 31, 2018. Upon GBT making available for sale (the “Commercial Event”) an ICO (Initial Coin Offering) (the “Coin”), GBT will make a payment to the Company in the amount of $5,000,000. Further, upon the Commercial Event, GBT will grant the Company the ability to acquire 30% of the Coin at a 30% discount of such offering price of the Coin. The GBT License Agreement commenced as of the signing date and, unless terminated in accordance with the termination provisions of the GBT License Agreement, shall remain in force until the expiration of the patent pertaining to the Digital Currency Technology; provided that the right to use trade secrets shall survive the expiration of the GBT License Agreement provided the Company has not terminated. Prior to the signing of the GBT License Agreement, GBT advanced $200,000 to the Company, which the parties have agreed will be applied toward the $5,000,000 fee when it becomes due. The $200,000 is recorded as unearned revenue at December 31, 2018 in the accompanying consolidated balance sheet.

Note 14 – Concentrations

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments. There have been no losses in these accounts through December 31, 2018.

In 2017, the Company had one customer that contributed 100% of its revenues. Per the terms of the JV with Guardian LLC, Guardian LLC has committed to fund all Company’s needs, as well as needs of the JV. Failure of Guardian LLC to provide the Company or the JV with said funding would represent a significant Credit Risk. As of December 31, 2018 and December 31, 2017 the Company has a payable to Guardian LLC of $702,483 and $1,350,262, respectively.

Note 15 - Subsequent Events

Management has evaluated events that occurred subsequent to the end of the reporting period shown herein:

On January 1, 2019, the Company and Douglas Davis entered into an Amended and Restated Employment Agreement pursuant to which Mr. Davis was retained as Chief Executive Officer. Mr. Davis has served as Interim Chief Executive Officer since July 2018. The term of Mr. Davis’ employment is for two years through January 1, 2021. Mr. Davis will be entitled to an annual base salary of $250,000, which shall be increased to $400,000 upon the Company uplisting to a national exchange. Mr. Davis is also be entitled to the issuance of Stock Options to acquire an aggregate of 5,000,000 shares of common stock of the Company, exercisable for five years, subject to vesting. The options will be earned and vested (i) with respect to 2,000,000 shares of common stock on the date hereof, (ii) 500,000 shares of common stock upon the successful dual list of the Company on an international exchange such as SIX Zurich Stock Exchange or Euronext, (iii) 1,500,000 shares of common stock upon the successful up listing to a national exchange such as the Nasdaq, NYSE Euronext, TSX, AMEX or other, and (iv) with respect to 500,000 shares of common stock at each of the six (6) month anniversaries (July 1, 2019 and January 1, 2020). The exercise price of such options shall be the closing price of the Company on the date prior to such event.

On January 8, 2019, the Company entered into a Stock Pledge Agreement with Latin American Exchange Latinex Casa de Cambio, S.A., a Costa Rica corporation (“Latinex”). Latinex is a fully licensed and Central Bank regulated “Currency Exchange” in Costa Rica. In order to provide that Latinex may maintain its required regulatory capital as required by various regulators, the Company has pledged restricted shares of its common stock valued at $7.5 million for a term of three years in consideration of an annual payment of $375,000 paid in quarterly installments of $93,750. In lieu of cash payment, Latinex may pay the Company in virtual currency of WISE Network S.A. valued at a 50% discount of its offering price of $10 per token. In the event Latinex’s required capital has decreased below $5,000,000, Latinex is permitted to sell the pledged shares of common stock only in an amount to ensure that Latinex can satisfy the required capital levels. The Company must consent to such sale of the shares of common stock, if at all, which may not be unreasonably withheld. Upon expiration of the agreement, the remaining shares of common stock shall be returned to the Company free and clear of all liens.

GOPHER PROTOCOL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

On February 6, 2019, the Company entered into a letter agreement with Gopher Protocol Costa Rica Sociedad De Responsabilidad Limitada, a Costa Rican company (“Gopher CR”) and a 50% owned subsidiary of the Company, pursuant to which the Company sold 30,000,000 shares of Mobiquity Technologies, Inc., a New York corporation (“Mobiquity”) to Gopher CR in the principal amount of $5,000,000 secured by all of the assets of Gopher CR payable with 10% interest on the two year anniversary.

On February 27, 2019, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with Iliad Research and Trading, L.P. (“Iliad”), pursuant to which the Company issued a promissory note for the original principal amount of $2,325,000 (the “Note”). Iliad gave consideration of $2,025,000 for the Note. The outstanding balance of the Note is to be paid on the one-year anniversary of the issuance of the Note. Interest on the Note accrues at the rate of 10% per annum compounding daily. Subject to the terms and conditions set forth in the Note, the Company may prepay all or any portion of the outstanding balance of the Note at any time in an amount in cash equal to 120% of the amount repaid. In connection with transactions that generate less than $1,000,000 in proceeds, the Company has agreed to not issue any debt instrument or incurrence of any debt other than trade payables in the ordinary course of business, any securities or agreements to sell common stock with anti-dilution or price reset/reduction features or any securities that are or may be become convertible or exercisable into common stock with a price that varies with the market price of the common stock (collectively, “Restricted Issuance Transaction”). The outstanding balance of the Note will be increased by 5% in the event the Company enters into a Restricted Issuance Transaction that is approved by Iliad.

In January and February 2019 an investor converted $930,000 of convertible debentures and $52,253 of accrued interest into 5,158,650 shares of common stock.