Form 10-Q
period 2019-03-31
Gopher Protocol Inc.
filed 2019-05-15
CIK 1471781

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: Not applicable.

Title of each class	Trading Symbol	Name of each exchange on which registered
Not applicable.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.00001 par value	209,830,700 Common Shares
(Class)	(Outstanding at May 14, 2019)

1

GOPHER PROTOCOL, INC.

Item 1: Condensed consolidated financial statements

GOPHER PROTOCOL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31,	December 31,
	2019	2018
	(unaudited)
Current Assets:
Cash	$1,168,724	$1,863,510
Accounts receivable	614,966	152,118
Prepaid expenses and other current assets	93,750	16,000
Marketable equity security	5,400,000	4,200,000
Total current assets	7,277,440	6,231,628

Property and equipment, net	215,136	238,438
Intangible assets, net	3,031,630	3,149,740
Marketable equity security	18,000,000	14,000,000
Acquisition deposit	1,200,000	—
Goodwill	925,877	925,877

Total assets	$30,650,083	$24,545,683

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses (including related parties of $579,675 and $460,853)	$2,281,151	$2,338,125
Unearned revenue	255,524	257,848
Due to Guardian LLC (related party)	31,939	702,483
Convertible notes payable, net of discount of $5,064,946 and $3,233,124	772,254	198,076
Note payable, net of discount of $273,699 and $744	4,651,301	2,699,256
Derivative liability	10,782,553	3,833,506
Total current liabilities	18,774,722	10,029,294

Contingencies	—	—

Stockholders' Equity:
Series B Preferred stock, $0.00001 par value; 20,000,000 shares authorized;
45,000 and 45,000 shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Series C Preferred stock, $0.00001 par value; 10,000 shares authorized;
700 and 700 shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Series D Preferred stock, $0.00001 par value; 100,000 shares authorized;
0 and 0 shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Series G Preferred stock, $0.00001 par value; 2,000,000 shares authorized;
0 and 0 shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.00001 par value; 500,000,000 shares authorized;
207,709,616 and 182,224,264 shares issued and outstanding at March 31, 2019 and December 31, 2018	4,077	3,822
Treasury stock, at cost; 1,040 shares at March 31, 2019 and December 31, 2018	(643,059)	(643,059)
Stock loan receivable	(7,610,147)	—
Additional paid in capital	94,381,682	81,306,958
Accumulated deficit	(74,257,192)	(66,151,332)
Total stockholders' equity	11,875,361	14,516,389
Total liabilities and stockholders' equity	$30,650,083	$24,545,683

 The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GOPHER PROTOCOL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2019	2018

Sales:
Sales	$13,348,313	$7,859,606
Related party sales	45,000	45,000
Total sales	13,393,313	7,904,606

Cost of goods sold	12,973,285	7,704,176

Gross profit	420,028	200,430

Operating expenses:
General and administrative expenses	3,632,181	4,390,107
Marketing expenses	529,390	130,177
Acquisition costs	150,000	9,588,872
Total operating expenses	4,311,571	14,109,156

Loss from operations	(3,891,543)	(13,908,726)

Other income (expense):
Amortization of debt discount	(1,530,479)	(114,130)
Change in fair value of derivative liability	(3,245,410)	(18,123)
Interest expense and financing costs	(4,732,178)	(67,043)
Unrealized gain on marketable equity security	5,200,000	—
Interest income	93,750	—
Total other income (expense)	(4,214,317)	(199,296)

Loss before income taxes	(8,105,860)	(14,108,022)

Income tax expense	—	—

Net loss	$(8,105,860)	$(14,108,022)

Weighted average common shares outstanding:
Basic and diluted	203,063,732	87,457,999

Net loss per share:
Basic and diluted	$(0.04)	$(0.16)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GOPHER PROTOCOL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series G Convertible Preferred Stock		Common Stock		Treasusy Stock		Stock Loan	Additional Paid-in	Accumulated	Total Stockholders’ Equity/
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	(Deficit)

Balance, December 31, 2017	45,000	$—	700	$—	66,000	$1	2,000,000	$20	58,215,406	$2,582	$1,040	$(643,059)	$—	$19,243,959	$(14,381,662)	$4,221,841

Conversion of Series D to common stock	—	—	—	—	(66,000)	(1)	—	—	66,000,000	660	—	—	—	(659)	—	—
Common stock issued for services	—	—	—	—	—	—	—	—	750,000	7	—	—	—	1,133,718		1,133,725
Common stock issued for acquisition	—	—	—	—	—	—	—	—	500,000	5	—	—	—	1,009,995	—	1,010,000
Common stock issued for acquisition services	—	—	—	—	—	—	—	—	4,000,000	40	—	—	—	6,609,960	—	6,610,000
Common stock issued for cash	—	—	—	—	—	—	—	—	666,666	7	—	—	—	499,993	—	500,000
Warrants issued for acquisition	—	—	—	—	—	—	—	—	—	—	—	—	—	992,958	—	992,958
Warrants issued for services	—	—	—	—	—	—	—	—	—	—	—	—	—	1,985,915	—	1,985,915
Warrants issued for acqusition services	—	—	—	—	—	—	—	—	—	—	—	—	—	2,978,873	—	2,978,873
Fair value of beneficial conversion feature of debt repaid	—	—	—	—	—	—	—	—	—	—	—	—	—	113,287	—	113,287
Relative fair value of warrants issued with convertible debt	—	—	—	—	—	—	—	—	—	—	—	—	—	393,407	—	393,407
Fair value of beneficial conversion feature associated with convertible debt	—	—	—	—	—	—	—	—	—	—	—	—	—	356,593	—	356,593
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(14,108,022)	(14,108,022)

Balance, March 31, 2018	45,000	$—	700	$—	—	$—	2,000,000	$20	130,132,072	$3,301	$1,040	$(643,059)	$—	$35,317,999	$(28,489,684)	$6,188,577

Balance, December 31, 2018	45,000	$—	700	$—	—	—	—	$—	182,224,264	$3,822	$1,040	$(643,059)	$—	$81,306,958	$(66,151,332)	$14,516,389

Common stock issued for services	—	—	—	—	—	—	—	—	300,000	3	—	—	—	134,697		134,700
Common stock issued for conversion of convertible debt and accrued interest	—	—	—	—	—	—	—	—	5,158,650	52	—	—	—	982,202	—	982,254
Common stock issued for stock loan	—	—	—	—	—	—	—	—	20,026,702	200	—	—	(7,610,147)	7,609,947	—	—
Stock options issued for services	—	—	—	—	—	—	—	—	—	—	—	—	—	694,816	—	694,816
Fair value of beneficial conversion feature of converted/debt repaid	—	—	—	—	—	—	—	—	—	—	—	—	—	2,018,302	—	2,018,302
Relative fair value of warrants issued with convertible debt	—	—	—	—	—	—	—	—	—	—	—	—	—	1,634,760	—	1,634,760
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,105,860)	(8,105,860)

Balance,March 31, 2019	45,000	$—	700	$—	—	$—	—	$—	207,709,616	$4,077	$1,040	$(643,059)	$(7,610,147)	$94,381,682	$(74,257,192)	$11,875,361

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GOPHER PROTOCOL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2019	2018

Cash Flows From Operating Activities:
Net loss	$(8,105,860)	$(14,108,022)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation of property and equipment	27,399	23,993
Amortization of intangible assets	118,110	261,905
Amortization of debt discount	1,530,479	114,130
Change in fair value of derivative liability	3,245,410	18,123
Financing cost	4,356,699	—
Shares issued for services	134,700	7,743,725
Warrants issued for services	694,816	4,964,788
Unrealized gain on market equity security	(5,200,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(462,848)	(649,450)
Inventory	—	(1,796)
Prepaid expenses	(77,750)	(56,000)
Accounts payable and accrued expenses	(4,720)	267,712
Unearned revenue	(2,324)	—
Due to Guardian, LLC	(670,544)	62,363
Net cash used in operating activities	(4,416,433)	(1,358,529)

Cash Flows From Investing Activities:
Purchase of property and equipment	(4,097)	(21,714)
Cash paid for acquisitions	—	(100,000)
Cash paid for investment in Spare	—	(100,000)
Cash paid for acquisition deposit	(1,200,000)	—
Net cash used in investing activities	(1,204,097)	(221,714)

Cash Flows From Financing Activities:
Issuance of convertible notes	3,000,000	750,000
Issuance of note payable	2,025,000	—
Repayment of convertible notes	—	(80,000)
Payment on note payable	(99,256)	—
Issuance of common stock	—	500,000
Net cash provided by financing activities	4,925,744	1,170,000

Net decrease in cash	(694,786)	(410,243)

Cash, beginning of period	1,863,510	1,305,062

Cash, end of period	$1,168,724	$894,819

Cash paid for:
Interest	$744	$36,695
Income taxes	$—	$—

Supplemental non-cash investing and financing activities
Debt discount	$3,636,000	$750,000
Transfer of derivative liability to equity	$2,018,302	$113,287

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GOPHER PROTOCOL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

Gopher Protocol Inc. (the “Company”, “Gopher”, “Gopher Protocol” or “GOPH”) was incorporated on July 22, 2009 under the laws of the State of Nevada. Gopher is an emerging growth company that is creating and patenting innovative mobile microchip (ICs) and software technologies based on the GopherInsight™ technology platform. The Company also offers prepaid cellular phone minutes for both domestic and international carriers. In addition, the Company offers cellular activation (activating SIM cards with wireless carriers) to create additional users (consumers) on those networks and provides check processing, verification and recovery solutions for small to medium sized businesses. The Company derived revenues from (i) the provision of IT services to Guardian Patch LLC, a related party (“Guardian LLC”); (ii) from the operations of the assets it acquired in the third quarter of 2017 and the first and second quarters of 2018 that include the sale of phones, phone card products, prepaid cellular phone minutes and cellular activation and (iii) from the licensing of its technology.

The unaudited consolidated financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to such rules and regulations. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results expected for the year ending December 31, 2019.

GopherInsight™ is a patented (with additional patents pending), real time, heuristic (self-learning/artificial intelligence based) global mesh network and asset tracking IoT technology. GopherInsight™ chip and software technologies, if successfully fully developed, are designed to be installed in mobile devices (smartphones, tablets, laptops, etc.), autonomous vehicles, robots, drones, consumer products, as well as other fixed and mobile stand-alone products. It is intended that GopherInsight™ software applications will work in conjunction with GopherInsight™ microchips across mobile operating systems, providing computing power, advanced database management/sharing functionalities and more. The technology under development consists of a smart microchip, mobile application software and supporting software. The system contemplates the creation of a global mesh network.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, UGopherServices Corp. and Gopher Protocol UK Limited (currently inactive); the Company’s 50% owned subsidiary, Gopher Protocol Costa Rica Sociedad De Responabilidad Limitada (currently inactive), and the accounts of ECS, Electronic Check and CSLS since their respective dates of acquisition (March 1, 2018, April 2, 2018 and April 2, 2018). All significant intercompany transactions and balances have been eliminated.

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

Inventory

The Company’s inventory of phones and phone card products, including PINS for cell minutes, SIM cards for cell minutes, as well as gift cards are generally purchased from vendors electronically at the time a customer purchases the product from a retail location.

GOPHER PROTOCOL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

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

Long-Lived Assets

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at March 31, 2019 and December 31, 2018, the Company believes there was no impairment of its long-lived assets.

Intangible Assets

The Company’s intangible assets were acquired with the acquisition of certain RWJ assets in 2017, and the acquisition of certain ECS, Electronic Check and CSLS assets in 2018 are being amortized over 60-120 months. The Company performs a test for impairment annually. As of March 31, 2019 and December 31, 2018, the Company performed the required impairment analysis. During the year ended December 31, 2018, the Company determined that the intangible assets associated with the acquisition of certain RWJ assets was impaired and took a charge to earnings of $5,916,667.

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

Acquisition Deposit

On March 1, 2019, the Company signed a letter of intent for the potential entry into a joint venture between the Company and Glen Eagles Acquisition LP (“Glen Eagles”) for the development of certain assets currently owned or controlled by Glen Eagles. The Company deposited $1,200,000 into escrow which is shown as an acquisition deposit in the accompanying consolidated balance sheet. If the transaction does not close, the Company can request that the amount deposited in escrow be returned. See Note 13 – Subsequent Events.

GOPHER PROTOCOL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of March 31, 2019 and December 31, 2018, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

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

FASB ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value of financial instruments held by the Company. FASB ASC Topic 825, Financial Instruments, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

·	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

·	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

·	Level 3 inputs to the valuation methodology us one or more unobservable inputs which are significant to the fair value measurement.

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

GOPHER PROTOCOL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

At March 31, 2019 and December 31, 2018, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

	Fair Value	Fair Value Measurements at
	As of	March 31, 2019
Description	March 31, 2019	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Marketable equity security - Mobiquity Technologies, Inc.	$23,400,000	$-	$23,400,000	$-

Conversion feature on convertible notes	$10,782,553	$-	$10,782,553	$-

	Fair Value	Fair Value Measurements at
	As of	December 31, 2018
Description	December 31, 2018	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Marketable equity security - Mobiquity Technologies, Inc.	$18,200,000	$-	$18,200,000	$-

Conversion feature on convertible notes	$3,833,506	$-	$3,833,506	$-

Treasury Stock

Treasury stock is recorded at cost. The re-issuance of treasury shares is accounted for on a first in, first-out basis and any difference between the cost of treasury shares and the re-issuance proceeds are charged or credited to additional paid-in capital.

Stock Loan Receivable

On January 8, 2019, the Company entered into a Stock Pledge Agreement with Latin American Exchange Latinex Casa de Cambio, S.A., a Costa Rica corporation (“Latinex”). Latinex is a fully-licensed and Central Bank regulated “Currency Exchange” in Costa Rica. To provide that Latinex may maintain its required regulatory capital as required by various regulators, the Company has pledged 20,026,702 restricted shares of its common stock valued at $7,610,147 (based on the closing price on the grant date) for a term of three years in consideration of an annual payment of $375,000 paid in quarterly installments of $93,750. In lieu of cash payment, Latinex may pay the Company in virtual currency of WISE Network S.A. valued at a 50% discount of its offering price of $10 per token. In the event that Latinex’s required capital has decreased below $5,000,000, Latinex is permitted to sell the pledged shares of common stock only in an amount to ensure that Latinex can satisfy the required capital levels. The Company must consent to such sale of the shares of common stock, which may not be unreasonably withheld. Upon expiration of the agreement, the remaining shares of common stock shall be returned to the Company free and clear of all liens. The Company has recorded the value of these shares of common stock as a stock loan receivable which is presented as a contra-equity account in the accompanying consolidated balance sheets.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

Revenue from providing IT services, sale of phones, phone card products, prepaid cellular phone minutes and cellular activation services are recognized under Topic 606 in a manner that reasonably reflects the delivery of its services and products to customers in return for expected consideration and includes the following elements:

·	executed contracts with the Company’s customers that it believes are legally enforceable;
·	identification of performance obligations in the respective contract;
·	determination of the transaction price for each performance obligation in the respective contract;
·	allocation the transaction price to each performance obligation; and
·	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to each of the Company’s revenue category, is summarized below:

·	IT services - revenue is recorded on a monthly basis as services are provided;
·	Sale of phones, phone card products, prepaid cellular phone minutes and cellular activation – revenue is recognized at the time of sale to the customer; and
·	License fees and Royalties – revenue is recognized based on the terms of the agreement with its customer.

Cost of Goods Sold

Cost of goods sold represents the cost of the phone, phone card products and prepaid cellular phone minutes sold by the Company. Cost of goods sold relates to products sold by the Company’s newly- acquired acquisitions in September 2017, March 2018 and April 2018.

Unearned revenue

Unearned revenue represents the amount received for the purchase of products that have not seen shipped to the Company’s customers. In 2018, the Company ran a pre-sales campaign for its pet tracker product and received prepayments for its product. As of March 31, 2019 and December 31, 2018 unearned revenue related to this pre-sales campaign was $55,524 and $57,848, respectively. In addition, during 2018, the Company received $200,000 in connection with an intellectual property license and royalty agreement (See Note 13).

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

GOPHER PROTOCOL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

	March 31,	March 31,
	2019	2018
Series B preferred stock	3,000	3,000
Series C preferred stock	770	770
Series G preferred stock	-	2,000,000
Warrants	52,916,666	26,260,416
Convertible notes	29,972,299	833,333
Total	82,892,735	29,097,519

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

Recent Accounting Pronouncements

In June 2018, the FASB issued Accounting Standards Update (“ASU”) ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 is effective on January 1, 2019. Early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements as the Company did not have any lease arrangements that were subject to this new pronouncement.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 3 - Property and Equipment, Net

Property and equipment consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018

Furniture	$33,739	$33,739
Computers and equipment	48,316	48,316
POSA machines	314,521	310,424
	396,576	392,479
Less accumulated depreciation	(181,440)	(154,041)
Property and equipment, net	$215,136	$238,438

GOPHER PROTOCOL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

Depreciation expense for the three months ended March 31, 2019 and 2018 was $27,399 and $23,993 respectively.

Note 4 – Intangible Assets, Net

The following are the intangible assets at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Technology	$1,240,000	$1,240,000
Tradename	820,000	820,000
Customer relationships	1,490,000	1,490,000
	3,550,000	3,550,000
Less accumulated amortization	(518,370)	(400,260)
Intangible assets, net	$3,031,630	$3,149,740

Intangible assets are being amortized as follows: Technology – 60 months; and Tradename and Customer relationships – 120 months.

Amortization expense for the three months ended March 31, 2019 and 2018 was $118,110 and $261,905, respectively.

During 2018, the Company determined that the intangible assets associated with the acquisition of certain RWJ assets was impaired and took a charge to earnings of $5,916,667.

The estimated future amortization expense related to intangible assets is as follows:

Twelve months ending March 31,
2020	$479,000
2021	479,000
2022	479,000
2023	479,000
2024	479,000
Thereafter	636,630
$3,031,630

Note 5 – Investment in Mobiquity Technologies, Inc.

On September 4, 2018, the Company and Mobiquity Technologies, Inc., a New York corporation (“Mobiquity”) entered an agreement pursuant to which the parties exchanged equity interest in each of the companies. In accordance with the agreement, the Company received 1,000 shares of Mobiquity’s restricted Series AAAA Preferred Stock (the “Mobiquity Preferred Stock”) in consideration of Company’s concurrent sale and issuance to Mobiquity of 10,000,000 shares of Company’s common stock. The shares of Mobiquity Preferred Stock are convertible into an aggregate of up to 100,000,000 shares of Mobiquity common stock (the “Mobiquity Common Stock”) and 150,000,000 common stock purchase warrants (the “Mobiquity Warrants”). The Mobiquity Warrants shall have a term of 5 years from the date of grant and shall be exercisable at a price of $0.12 per share and the shares of Mobiquity Preferred Stock shall not be convertible into shares of Mobiquity Common Stock and the Mobiquity Warrants shall not be contemporaneously granted until after Mobiquity’s Board of Directors and stockholders shall have increased the authorized number of shares of Mobiquity’s common stock to a number sufficient to accommodate a reserve in the Company’s favor of 250,000,000 shares of Mobiquity’s common stock. The Mobiquity Preferred Stock shall have immediate voting rights equal to the number of shares of Mobiquity Common Stock into which they may be converted, not including the shares of Mobiquity’s common stock underlying the Mobiquity Warrants.

GOPHER PROTOCOL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

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

As a result of the transaction on September 4, 2018, the Company had an approximate 21% interest in Mobiquity and began to account for its investment in Mobiquity using the equity method of accounting. During the fourth quarter of 2018, Mobiquity issued additional shares of common stock resulting in the Company’s ownership in Mobiquity dropping to approximately 18% at December 31, 2018. The Company determined that during the fourth quarter of 2018 that it did not exercise significant influence over Mobiquity due to its decreased ownership percentage and the Company’s intent to begin selling shares of Mobiquity common stock that will further decrease its ownership percentage. As a result, during the fourth quarter of 2018 the Company began accounting for its investment in Mobiquity as a marketable equity security. See Not 13 – Subsequent Events.

Note 6 – Convertible Notes Payable

Convertible notes payable at March 31, 2019 and December 31, 2018 consist of the following:

	March 31,	December 31,
	2019	2018
Convertible notes payable to Power Up	$427,200	$427,200
Convertible notes payable to Discover Growth Fund	5,410,000	3,004,000
Total convertible notes payable	5,837,200	3,431,200
Unamortized debt discount	(5,064,946)	(3,233,124)
Convertible notes payable	$772,254	$198,076

Power Up Lending Group Ltd.

On October 2, 2017, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd., an accredited investor (“Power Up”) pursuant to which the Company issued to Power Up a Convertible Promissory Note (the “Power Note No. 1”) in the aggregate principal amount of $80,000. The Power Note No. 1 has a maturity date of July 10, 2018 and the Company has agreed to pay interest on the unpaid principal balance of the Power Note No. 1 at the rate of ten percent (10%) per annum from the date on which the Power Note No. 1 is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Power Note, provided that it makes a payment to Power Up as set forth in the Power Note No. 1.

The outstanding principal amount of the Power Note No. 1 is convertible at any time and from time to time at the election of Power Up during the period beginning on the date that is 180 days following the issue date into shares of the Company’s common stock at a conversion price equal to 61% of the lowest trading price with a 15-day look back immediately preceding the date of conversion. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Power Note), the Power Note No. 1 shall become immediately due and payable and the Company shall pay to Power Up, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Power Note No. 1.

GOPHER PROTOCOL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

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

At March 31, 2019 and December 31, 2018, the principal amount outstanding under the Power Note No. 2 was $243,600.

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

At March 31, 2019 and December 31, 2018, the principal amount outstanding under the Power Note No. 2 was $183,600.

GOPHER PROTOCOL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

$8,340,000 Senior Secured Redeemable Convertible Debenture

On December 3, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with an otherwise unaffiliated third-party institutional investor, pursuant to which the Company issued a Senior Secured Redeemable Convertible Debenture (the “Debenture”) in the aggregate face value of $8,340,000. The Debenture has a maturity date two years from the issuance date and the Company has agreed to pay compounded interest on the unpaid principal balance of the Debenture at the rate equal to the Wall Street Journal Prime Rate plus 2% per annum (Wall Street Journal Prime Rate plus 12% per annum upon the occurrence of a Triggering Event). Interest is payable on the date the applicable principal is converted or on maturity. The interest must be paid in cash and, in certain circumstances, may be paid in shares of common stock. In connection with the issuance of the Debenture and pursuant to the terms of the SPA, the Company issued a Common Stock Purchase Warrant to acquire up to 22,500,000 shares of common stock for a term of three years (the “Warrant”) on a cash-only basis at an exercise price of $1.00 per share with respect to 5,000,000 Warrant Shares, $0.75 with respect to 7,500,000 Warrant Shares and $0.50 with respect to 10,000,000 Warrant Shares. Pursuant to the terms of the SPA, the investor agreed to tender to the Company the sum of $7,500,000, of which the Company received the sum of $4,500,000 as of the closing, $1,000,000 on January 4, 2019, $1,000,000 on February 5, 2019 and $1,000,000 on March 5, 2019. As of the closing, the face value of the Debenture was $5,004,000.00; as of the first month’s anniversary of the closing, the face value of the Debenture increased to $6,116,000.00; as of the second month’s anniversary of the closing, the face value of the Debenture increased to $7,228,000.00; and as of the third month’s anniversary of the closing, the face value of the Debenture increased to $8,340,000.00. As of the closing, the number of Warrant Shares was 13,500,000; as of the first month’s anniversary of the closing, the number of Warrant Shares increased to 16,500,000; as of the second month’s anniversary of the closing, the number of Warrant Shares increased to 19,500,000; as of the third month’s anniversary of the closing, the number of Warrant Shares increased to 22,500,000. As of March 31, 2019, the Company had issued a Debenture for $8,340,000 and had issued 22,500,000 Warrant Shares.

The outstanding principal amount may be converted at any time into shares of the Company’s common stock at a conversion price equal to 95% of the Market Price less $0.05 (The conversion price is lowered by 10% upon the occurrence of each Triggering Event – the current conversion price is 75% of the Market Price less $0.05). The Market Price is the average of the 5 lowest individual daily volume weighted average prices during the period the Debenture is outstanding.

In connection with the Debenture, the Company issued 22,500,000 warrants to purchase shares of the Company’s common stock with an exercise prices ranging from $0.50 to $1.00. The Company first determined the value of the convertible note and the fair value of the detachable warrants issued in connection with this transaction. The estimated value of the warrants of $7,832,697 and was determined using the Black-Scholes option pricing model with the following assumptions:

·	Expected life of 3.0 years
·	Volatility of 190%;
·	Dividend yield of 0%;
·	Risk free interest rate of 2.47% to 2.84%

The face amount of the convertible note of $8,340,000 was proportionately allocated to the convertible note and the warrant in the amount of $4,310,085 and $4,029,915, respectively. The amount allocated to the warrants of $4,029,915 was recorded as a discount to the convertible note and as additional paid in capital. The value of the convertible note was then allocated between the convertible note and the beneficial conversion feature. Due to the variable conversion price associated with the Debenture, the Company has determined that the conversion feature is considered derivative liabilities. The embedded conversion feature was initially calculated to be $11,212,573, which is recorded as a derivative liability as of the dates of issuance. The derivative liability was first recorded as a debt discount up to value allocated to the convertible note, with the remainder being charged to financing cost during the period. The combined total discount is $8,340,000 and will be amortized over the year life of the convertible note.

In December 2018, the investor converted $2,000,000 in principal and $6,616 in accrued interest into 9,499,271 shares of common stock. In January 2019, the investor converted $350,000 in principal and $1,158 in accrued interest into 1,662,372 shares of common stock. In March 2019, the investor converted $580,000 in principal and $51,096 in accrued interest into 3,496,278 shares of common stock.

At March 31, 2019 and December 31, 2018, the principal amount outstanding under the Debenture was $5,410,000 and $3,004,000, respectively.

GOPHER PROTOCOL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

Discounts on convertible notes

The Company recognized interest expense of $1,504,178 and $114,130 during the three months ended March 31, 2019 and 2018, respectively, related to the amortization of the debt discount. The unamortized debt discount at March 31, 2019 was $5,064,946.

A roll-forward of the convertible note from December 31, 2018 to March 31, 2019 is below:

Convertible notes, December 31, 2018	$198,076
Issued for cash	3,000,000
Original issue discount	336,000
Conversion to common stock	(930,000)
Debt discount related to new convertible notes	(3,336,000)
Amortization of debt discounts	1,504,178
Convertible notes, March 31, 2019	$772,254

Note 7- Notes Payable

Notes payable at March 31, 2019 and December 31, 2018 consist of the following:

	March 31,	December 31,
	2019	2018
RWJ acquisition note	$2,600,000	$2,600,000
ECS acquisition note	—	100,000
Promissory note to investor	2,325,000	—
Total notes payable	4,925,000	2,700,000
Unamortized debt discount	(273,699)	(744)
Notes payable	$4,651,301	$2,699,256

RWJ Acquisition Note

In connection with the acquisition RWJ in September 2017, the Company issued a note payable. The note accrues interest at 3.5% per annum is due on December 31, 2019 and is secured by the assets purchased in the acquisition. See Note 12 – Contingencies.

ECS Acquisition Note

In connection with the acquisition of ECS, the Company issued a note payable. The note is to be repaid in monthly installment payments of $100,000 with the final payment due on January 15, 2019. The Company imputed interest of 9% on this note payable. The balance of this note payable was paid in full in January 2019.

$2,325,000 Promissory Note

On February 27, 2019, the Company entered into a note purchase agreement with a third party investor, pursuant to which the Company issued a promissory note for the original principal amount of $2,325,000. The promissory note had an original issue discount of $300,000 and the inventor paid consideration of $2,025,000 to the Company. The outstanding balance of the promissory note is to be paid on the one-year anniversary of the issuance of the note. Interest on the note accrues at the rate of 10% per annum compounding daily. Subject to the terms and conditions set forth in the note, the Company may prepay all or any portion of the outstanding balance of the note at any time in an amount in cash equal to 120% of the amount repaid. In connection with transactions that generate less than $1,000,000 in proceeds, the Company has agreed to not issue any debt instrument or incurrence of any debt other than trade payables in the ordinary course of business, any securities or agreements to sell common stock with anti-dilution or price reset/reduction features or any securities that are or may be become convertible or exercisable into common stock with a price that varies with the market price of the common stock (collectively, “Restricted Issuance Transaction”). The outstanding balance of the Note will be increased by 5% in the event the Company enters into a Restricted Issuance Transaction that is approved by Iliad. The original issue discount in being amortized to interest expense over the term of the promissory note.

GOPHER PROTOCOL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

Discounts on promissory note

The Company recognized interest expense of $26,301 and $0 during the three months ended March 31, 2019 and 2018, respectively, related to the amortization of the debt discount. The unamortized debt discount at March 31, 2019 was $273,699.

A roll-forward of the convertible note from December 31, 2018 to March 31, 2019 is below:

Notes payable, December 31, 2018	$2,699,256
Issued for cash	2,025,000
Original issue discount	300,000
Repayment of note payable	(99,256)
Debt discount related to new convertible notes	(300,000)
Amortization of debt discounts	26,301
Notes payable, March 31, 2019	$4,651,301

Note 8 - Derivative Liability

Certain of the convertible notes payable discussed in Note 6 have a conversion price that can be adjusted based on the Company’s stock price which results in the conversion feature being recorded as a derivative liability.

The fair value of the derivative liability is recorded and shown separately under current liabilities. Changes in the fair value of the derivative liability is recorded in the statement of operations under other income (expense).

The Company uses a weighted average Black-Scholes-Merton option pricing model with the following assumptions to measure the fair value of derivative liability at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018

Stock price	$0.45	$0.32
Risk free rate	2.40%	2.63%
Volatility	135%	150%
Conversion/ Exercise price	$.018 to 0.34	$0.21 to 0.25
Dividend rate	0%	0%

The following table represents the Company’s derivative liability activity for the three months ended March 31, 2019:

Derivative liability balance, December 31, 2018	$3,833,506
Issuance of derivative liability during the period	5,721,939
Fair value of beneficial conversion feature of debt converted	(2,018,302)
Change in derivative liability during the period	3,245,410
Derivative liability balance, March 31, 2019	$10,782,553

GOPHER PROTOCOL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

Note 9- Stockholders’ Equity

Common Stock

During the three months ended March 31, 2019, the Company had the following transactions in its common stock:

·	issued an aggregate of 300,000 shares to employees and board members as part of their compensation agreements with the Company. The value of the common stock of $134,700 was determined based on the closing stock price of the Company’s common stock on the grant date;

·	issued 5,158,650 shares to an investor for the conversion of $930,000 in convertible notes and $52,254 in accrued interest; and

GOPHER PROTOCOL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

·	issued 20,026,702 shares to Latinex in order to provide that Latinex may maintain its required regulatory capital as required by various regulators The Company has recorded the value of these shares of common stock as a stock loan receivable which is presented as a contra-equity account in the accompanying consolidated balance sheets. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the grant date.

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

As of March 31, 2019 and December 31, 2018, there were 45,000 Series B Preferred Shares outstanding.

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

During the year ended December 31, 2014, GV Global Communications, Inc. converted 7,770 of its Series C Preferred Stock into 12,010 post-split (64,551,667 common shares pre-split). During the third quarter of 2014, the Company received 4,204 post-split (21,021,900 pre-split) common shares to adjust the shares issued to reflect the amount that both they and the Company believed that they were owed. At December 31, 2016, and at December 31, 2015, GV owns 700 Series C Preferred Shares.

The issuance of the Series C Preferred Stock was made in reliance upon exemptions from registration pursuant to Section 4(a)(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder.  GV is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

As of March 31, 2019 and December 31, 2018, there were 700 Series C Preferred Shares outstanding.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

On January 23, 2018, Reko Holdings, LLC converted 66,000 shares of its Series D Preferred Stock into 66,000,000 restricted common shares.

As of March 31, 2019 and December 31, 2018, there are 0 and 0 shares of Series D Preferred Shares outstanding, respectively.

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

On August 30, 2018, Guardian LLC converted the 2,000,000 shares of Series G Preferred Stock into 2,000,000 shares of common stock.

As of March 31, 2019 and December 31, 2018, there are 0 and 0 shares of Series G Preferred Shares outstanding, respectively.

Warrants

 The following is a summary of warrant activity since December 31, 2018:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2018	41,916,666	$0.61	3.48	$—
Granted	11,000,000	0.63
Forfeited	—
Exercised	—
Outstanding, March 31, 2019	52,916,666	$0.61	3.23	$260,000
Exercisable, March 31, 2019	52,416,666	$0.62	3.22	$260,000

The exercise price for warrant outstanding and exercisable at March 31, 2019:

Outstanding		Exercisable

Number of	Exercise	Number of	Exercise
Warrants	Price	Warrants	Price
2,000,000	$0.32	2,000,000	$0.32
32,000,000	$0.50	32,000,000	$0.50
7,500,000	0.75	7,500,000	0.75
5,000,000	1.00	5,000,000	1.00
3,000,000	1.85	3,000,000	1.85
666,666	2.00	666,666	2.00
1,000,000	2.35	1,000,000	2.35
750,000	2.50	750,000	2.50
500,000	2.70	500,000	2.70
500,000	2.80	—	2.80
52,916,666		52,416,666

GOPHER PROTOCOL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

The fair value of the warrants listed above was determined using the Black-Scholes option pricing model with the following assumptions:

	March 31,	December 31,
	2019	2018
Risk-free interest rate	2.49%	2.65%
Expected life of the options	5 years	5 years
Expected volatility	200%	210%
Expected dividend yield	0%	0%

Note 10 - Related Parties

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the party in making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences. For the three months ended March 31, 2019 and 2018, $45,000 and $45,000, respectively of the Company’s revenue is from IT services delivered to Guardian LLC, which is a related party to the Company. The revenue generated from Guardian LLC was paid to the Company via a reduction in the amount that the Company owes Guardian LLC that is classified as Due to Guardian LLC in the accompanying consolidated balance sheet. All expenses in the Company’s operations were incurred as a consequence of delivering Company’s obligations under the joint venture agreement between the parties to commercialize the technology that is being developed by the LLC.

For the three months ended March 31, 2019 and 2018, the Company paid a law firm owned by the Company’s chairman $90,000 and $0, respectively, for legal services.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

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

The Company is the exclusive license holder for certain intellectual property relating to GopherInsight technology. The Company has assigned all its rights as they relate to the Guardian Patch to Guardian LLC as consideration for the JV. Guardian LLC has commenced development of the products. Certain private investors will provide all initial funding to the Company via the LLC for product development. Guardian LLC will fund the development, and the Company will provide IT services via Dr. Rittman for a monthly fee. Dr. Rittman has signed an amendment employment agreement with the Company. As the Company is not a member of Guardian LLC, the Company and Guardian LLC have formed a Joint Venture (“JV”) for the purposes of developing and marketing the Patch. Guardian LLC will be responsible for funding the development of the Patch. The Company will not need be required to invest funds in said JV. The Company responsibilities will be limited to the marketing of the product, where the marketing budget will be funded by Guardian LLC. Moreover, Guardian LLC has committed to provide the Company with working capital as needed. The Company has assigned and pledged to the LLC all its license derivative rights as they pertain to the Patch only. Dr. Rittman may be offered membership rights at some point in the future with Guardian LLC, with which the Company is a JV partner, but is not equity member. The Company has agreed with Guardian LLC that the same JV principles of the Guardian LLC for the patch will apply for the other two products (Epsilon and Puzpix) which will be vested under designated LLCs that will be incorporated by the LLC members. During the three months ended March 31, 2019 and 2018, $45,000 and $45,000, respectively, of the Company’s revenue was related to IT service provided to the LLC for Dr. Rittman services, in connection with the development of the Patch.

GOPHER PROTOCOL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

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

GOPHER PROTOCOL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

On September 1, 2017, the Company entered into and closed an Asset Purchase Agreement with a third party, RWJ Advanced Marketing, LLC (“RWJ”), a Georgia corporation, pursuant to which the Company purchased certain assets from RWJ, including inventory, terminals, licenses and permits and intangible assets. At closing, the Company and Mr. Greg Bauer entered into an Employment Agreement pursuant to which Mr. Bauer was retained as Chief Executive Officer for a term of one year, subject to an automatic extension, unless terminated, in consideration of a base salary of $250,000 and a bonus of 10% of net profit generated by the assets acquired. Mr. Bauer was also appointed to the Board of Directors of the Company. As of the closing date, Mr. Murray resigned as Chief Executive Officer of the Company but will remain as a director of the Company. Mr. Bauer, since 2004 through present, has served as executive director with W.L. Petrey Wholesale, Inc. where he was in charge of the UGO/Preway operations. Mr. Bauer holds a Bachelor of Science degree from University of Maryland College Park. Mr. Bauer is veteran of the United States Navy and was honorably discharged in 1983. He held the title of United States Navy Surface Warfare Qualified. In May 2018, Mr. Bauer’s resigned as Chief Executive Officer and director of the Company. The Company is in litigation in connection with RWJ transaction – See Note 12 - Contingencies.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

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

Spare CS, Inc.

On January 14, 2018, the Company entered into an Initial Term Agreement (the “ITA”) with Spare CS Inc. (“Spare”), a Delaware corporation, pursuant to which the Company agreed to acquire 50% of the equity of Spare. Spare is a mobile banking app that allows customers to access cash with no ATM, no debit or credit card, and no purchase required from participating merchants. During the years ended December 31, 2018, the Company terminated the ITA with Spare and wrote off the $265,000 that has been advanced to Spare. The $265,000 in included as part of the impairment of assets in the accompanying consolidated statement of operations for the year ended December 31, 2018.

GOPHER PROTOCOL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

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

On March 9, 2019, the Company entered into a Non-Binding Letter of Intent (“LOI”)for general terms upon which our respective Board of Directors or similar governing body will adopt a definitive share exchange agreement (the “Agreement”), and recommend that the GBT Shareholders enter into the Agreement whereby Gopher will purchase all of the outstanding securities of GBT Technologies (the “GBT Securities”) from the GBT Shareholders for consideration consisting of shares of the Company. This LOI sets forth the basic terms of the share purchase transaction and reflects the current, good faith intentions of Gopher, GBT Technologies and the GBT Shareholders with respect thereto. No assurance can be given that a definitive agreement will be entered into, that the appropriate governing bodies including the Company’s Board of Directors will approve such transactions, that the proposed transactions contemplated above will be consummated, or that GBT will be able to obtain adequate funds needed to fund its business plan

GOPHER PROTOCOL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

On April 24, 2019, the Company and GBT agreed that the aggregate purchase price to be paid by Company on the Closing Date (if it takes place) shall be 156,000 shares of Series H Convertible Preferred Stock of Gopher (the “GOPH Preferred Shares”) and 100,000,000 shares of common stock of Gopher (the “GOPH Common Shares” and together with the GOPH Preferred Shares, the “Securities”). The GOPH Preferred Shares shall (i) have a stated value of $500 per share, (ii) shall having voting rights on an as converted basis, (iii) liquidation rights at 100% of the stated value, (iv) be convertible into common stock at a conversion price of $0.50 per share and (v) shall be convertible to the extent that the Company has available authorized, unissued shares of common stock and thereafter upon the Company either implementing a reverse split or increasing its authorized shares of common stock. The number of shares of common stock to be issued upon conversion of the GOPH Preferred Shares will be determined by multiplying the number of GOPH Preferred Shares to be converted by the stated value and dividing such product by the conversion price. For example, if all of the GOPH Shares are to be converted, the number of shares of common stock to be issued shall be equal to 156,000 multiplied by $500 which product is divided by $0.50 resulting in 156,000,000 shares of common stock to be issued. The issuance of the Securities will be exempt from the registration requirements of the Securities Act of 1933, as amended (the “1933 Act”), pursuant to an exemption provided by Section 4(a)(2) thereunder, and/or Regulation D promulgated under the 1933 Act.

GBT agrees as part of the LOI to table/pend its ICO efforts of WISE, until closing or until Gopher’s board will obtain a legal opinion about the implication on Gopher and GBT Technologies post-closing in lieu of US regulator opinion or position about ICO’s.

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

Note 13 - Subsequent Events

Management has evaluated events that occurred subsequent to the end of the reporting period shown herein:

In April and May 2019, the Company issued 2,121,084 shares of common stock for the conversion of $427,200 of convertible debt.

On September 4, 2018, the Company and Mobiquity Technologies, Inc., a New York corporation (OTCQB: MOBQ”) (“Mobiquity”) entered an Agreement (the “MOBQ Agreement”) pursuant to which the parties exchanged equity interest in each of the companies. In accordance with the Agreement, the Company received 1,000 shares of Mobiquity’s restricted Series AAAA Preferred Stock (the “Mobiquity Preferred Stock”) in consideration of Company’s concurrent sale and issuance to Mobiquity of 10 million shares of Company’s restricted Common Stock (the “Gopher Common Stock”). The shares of Mobiquity Preferred Stock are convertible into an aggregate of up to 100 million shares of Mobiquity common stock (the “Mobiquity Common Stock”) and 150 million common stock purchase warrants (the “Mobiquity Warrants”). The Mobiquity Warrants have a term of 5-years from the date of grant and are exercisable at a price of $0.12 per share. The Mobiquity Preferred Stock have immediate voting rights equal to the number of shares of Mobiquity Common Stock into which they may be converted, not including the shares of Mobiquity’s common stock underlying the Mobiquity Warrants (the “Mobiquity Warrant Shares”). The closing occurred on September 4, 2018.

On November 19, 2018, the Company converted 200 shares of Mobiquity Preferred Stock resulting in the issuance to the Company by Mobiquity of 20 million shares of Mobiquity Common Stock and 30 million Mobiquity Warrants. The Company exercised the 30 million Mobiquity Warrants at an exercise price of $0.12 per share of common stock, payable through of the issuance to Mobiquity of 10 million shares of common stock of the Company and continued to hold 800 shares of Mobiquity Preferred Stock, which is convertible into 80,000,000 shares of Mobiquity Stock and Mobiquity Warrants to purchase 120,000,000 shares of Mobiquity Stock (the “Remaining Mobiquity Warrant”).

On May 10, 2019, the Company entered into a Membership Interest Purchase Agreement with Glen Eagles Acquisition LP (“GEAL”) pursuant to which the Company acquired 49% of the membership interest in Advangelists, LLC (the “AVNG Interest”) in consideration of the assumption of a Promissory Note payable by GEAL to the former owners of the AVGN Interest with an outstanding balance of $7,475,000 (the “AVNG Note”) and cancellation of an outstanding Promissory Note payable by GEAL to the Company in the amount of $1,200,000 originally issued on March 1, 2019. Concurrently, the Company entered into a Membership Interest Purchase Agreement with Mobiquity pursuant to which the Company sold the AVNG Interest to Mobiquity in consideration of Mobiquity assuming the AVNG Note and Mobiquity amending the terms of the Remaining Mobiquity Warrant providing for cashless exercise.

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

This section of the report should be read together with Footnotes of the Company audited financials for the year ended December 31, 2018. The unaudited statements of operations for the three months ended March 31, 2019 and 2018 are compared in the sections below.

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

On September 4, 2018, the Company and Mobiquity Technologies, Inc., a New York corporation (“Mobiquity”) entered an agreement pursuant to which the parties exchanged equity interest in each of the companies. In accordance with the agreement, the Company received 1,000 shares of Mobiquity’s restricted Series AAAA Preferred Stock (the “Mobiquity Preferred Stock”) in consideration of Company’s concurrent sale and issuance to Mobiquity of 10,000,000 shares of Company’s common stock. The shares of Mobiquity Preferred Stock are convertible into an aggregate of up to 100,000,000 shares of Mobiquity common stock (the “Mobiquity Common Stock”) and 150,000,000 common stock purchase warrants (the “Mobiquity Warrants”). The Mobiquity Warrants shall have a term of 5-years from the date of grant and shall be exercisable at a price of $0.12 per share and the shares of Mobiquity Preferred Stock shall not be convertible into shares of Mobiquity Common Stock and the Mobiquity Warrants shall not be contemporaneously granted until after Mobiquity’s Board of Directors and stockholders shall have increased the authorized number of shares of Mobiquity’s common stock to a number sufficient to accommodate a reserve in the Company’s favor of 250,000,000 shares of Mobiquity’s common stock. The Mobiquity Preferred Stock shall have immediate voting rights equal to the number of shares of Mobiquity Common Stock into which they may be converted, not including the shares of Mobiquity’s common stock underlying the Mobiquity Warrants. As a result of this transaction, the Company has an approximate 21% interest in Mobiquity. On May 10, 2019, the Company entered into a Membership Interest Purchase Agreement with Glen Eagles Acquisition LP (“GEAL”) pursuant to which the Company acquired 49% of the membership interest in Advangelists, LLC (the “AVNG Interest”) in consideration of the assumption of a Promissory Note payable by GEAL to the former owners of the AVGN Interest with an outstanding balance of $7,475,000 (the “AVNG Note”) and cancellation of an outstanding Promissory Note payable by GEAL to the Company in the amount of $1,200,000 originally issued on March 1, 2019. Concurrently, the Company entered into a Membership Interest Purchase Agreement with Mobiquity pursuant to which the Company sold the AVNG Interest to Mobiquity in consideration of Mobiquity assuming the AVNG Note and Mobiquity amending the terms of the Remaining Mobiquity Warrant providing for cashless exercise.

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

On March 9, 2019, the Company entered into a Non-Binding Letter of Intent for general terms upon which our respective Board of Directors or similar governing body will adopt a definitive share exchange agreement (the “Agreement”), and recommend that the GBT Shareholders enter into the Agreement whereby Gopher will purchase all of the outstanding securities of GBT Technologies (the “GBT Securities”) from the GBT Shareholders for consideration consisting of shares of the Company. This LOI sets forth the basic terms of the share purchase transaction and reflects the current, good faith intentions of Gopher, GBT Technologies and the GBT Shareholders with respect thereto. No assurance can be given that a definitive agreement will be entered into, that the appropriate governing bodies including the Company’s Board of Directors will approve such transactions, that the proposed transactions contemplated above will be consummated, or that GBT will be able to obtain adequate funds needed to fund its business plan.

On April 24, 2019, the Company and GBT agreed that the aggregate purchase price to be paid by Company on the Closing Date (if will take place) shall be 156,000 shares of Series H Convertible Preferred Stock of Gopher (the “GOPH Preferred Shares”) and 100,000,000 shares of common stock of Gopher (the “GOPH Common Shares” and together with the GOPH Preferred Shares, the “Securities”). The GOPH Preferred Shares shall (i) have a stated value of $500 per share, (ii) shall having voting rights on an as converted basis, (iii) liquidation rights at 100% of the stated value, (iv) be convertible into common stock at a conversion price of $0.50 per share and (v) shall be convertible to the extent that the Company has available authorized, unissued shares of common stock and thereafter upon the Company either implementing a reverse split or increasing its authorized shares of common stock. The number of shares of common stock to be issued upon conversion of the GOPH Preferred Shares will be determined by multiplying the number of GOPH Preferred Shares to be converted by the stated value and dividing such product by the conversion price. For example, if all of the GOPH Shares are to be converted, the number of shares of common stock to be issued shall be equal to 156,000 multiplied by $500 which product is divided by $0.50 resulting in 156,000,000 shares of common stock to be issued. The issuance of the Securities will be exempt from the registration requirements of the Securities Act of 1933, as amended (the “1933 Act”), pursuant to an exemption provided by Section 4(a)(2) thereunder, and/or Regulation D promulgated under the 1933 Act.

GBT agrees as part of the LOI to table/pend its ICO efforts of WISE, until closing or until Gopher’s board will obtain a legal opinion about the implication on Gopher and GBT Technologies post closing in lieu of US regulator opinion or position about ICO’s.

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

Results of Operations:

Three Months Ended March 31, 2019 and March 31, 2018

A comparison of the statements of operations for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,		Change
	2018	2017	$	%

Sales	$13,393,313	$7,904,606	$5,488,707	69.4%
Cost of goods sold	12,973,285	7,704,176	5,269,109	68.4%
Gross profit	420,028	200,430	219,598	109.6%
Operating expenses	4,311,571	14,109,156	(9,797,585)	-69.4%
Loss from operations	(3,891,543)	(13,908,726)	10,017,183	-72.0%
Other expense	(4,214,317)	(199,296)	(4,015,021)	2014.6%
Loss before provision for income taxes	(8,105,860)	(14,108,022)	6,002,162	-42.5%
Provision for income taxes	—	—	—
Net loss	$(8,105,860)	$(14,108,022)	$6,002,162	-42.5%

Sales for the three months ended March 31, 2019 were $13,393,313, compared to $7,904,606 for the three months ended March 31, 2018. The increase of $5,488,707 or 69.4% is a result of only one month of sales from ECS during the 2018 period compared to three months of sales from ECS during the 2019 period. ECS was purchased in March 2018 and sale were included from the acquisition date.

Our gross margins for the three months ended March 31, 2019 were 3.1%, compared to 2.5% for the same period in 2018. The increase in due to an increase in sales from higher margin products.

Operating expenses for the three months ended March 31, 2019 were $4,311,571, compared to $14,109,156 for the same period in 2018. The decrease of $9,797,585 or 69.4% is due to i) a decrease in common stock issued for services that went from $7,743,725 for the three months ended March 31, 2018 to $134,700 for the same period in 2019; ii) a decrease in warrants issued for services that went from $4,964,788 for the three months ended March 31, 2018 to $694,816 for the same period in 2019; iii) offset by a general increase in overhead due to the acquisitions of ECS and the hiring of senior level management personnel.

Other expense for the three months ended March 31, 2019 was $4,214,317, an increase of $4,015,021 from $199,296 for the same period in 2018. The increase is principally due to an increase in amortization of debt discounts, and interest and financing costs due to the increase in new convertible notes in late 2018 and 2019, as well as an increase in the change in fair value of the derivative liability, offset by unrealized gains on a marketable equity security.

Net loss for the three months ended March 31, 2019 was $8,105,860 compared to $14,108,022 for the same period in 2018 due to the factors described above.

Liquidity and Capital Resources

Our cash was $1,168,724 and $1,863,510 at March 31, 2019 and December 31, 2018, respectively. Cash used in operating activities during the three months ended March 31, 2019 was $4,416,433, compared to $1,358,529 during the same period in 2018. Significant differences exist between the periods, including common stock and warrants issued for services, amortization of intangible assets, amortization of debt discount, financing costs, and unrealized gain on marketable equity securities. Our working capital position worsened going from a working capital deficit of $3,797,666 at December 31, 2018 to a working capital deficit of $11,497,282 at March 31, 2019, principally as a result of the increase in the derivative liability, and the increase in convertible notes and notes payable. Cash flows used in investing activities were $1,204,097 during the three months ended March 31, 2019, compared to $221,714 for the same period in 2018. The increase is due to the amount paid for an acquisition deposit during the three months ended March 31, 2019. Cash from financing activities for the three months ended March 31, 2019 was $4,925,744, compared to $1,170,000 for the same period in 2018. The increase is due to the issuance of a convertible notes and notes payable during the three months ended March 31, 2019.

We sustained net losses of $8,105,860 for the three months ended March 31, 2019. In addition, we had a working capital deficit of $11,497,282 and accumulated deficit of $74,257,192 at March 31, 2019. We recently purchased the assets of RWJ Advanced Marketing, LLC in 2017, and ECS Prepaid LLC, Electronic Check Services, Inc. and Central States Legal Services, Inc. in 2018. RWJ and ECS have historically generated significant revenues which we expect to continue in the future. In addition, during the last half of 2018 and the first few months of 2019, the Company has raised approximately $9,500,000 of net proceeds through the issuance of convertible debt and notes payable (see discussion below). The Company will need to raise additional capital in the future of which there is no guarantee that the Company will be able to successfully raise such capital on acceptable terms. With the cash flow from operations from the recent acquisitions, the cash received from recent convertible debt and notes payable, the sale of marketable equity securities and additional cash anticipated to be raised in the near future, we believe we will have sufficient cash to meet our obligations for the next 12 months.

On December 3, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with an unaffiliated third-party institutional investor, pursuant to which the Company issued a Senior Secured Redeemable Convertible Debenture (the “Debenture”) in the aggregate face value of $8,340,000. The Debenture has a maturity date two years from the issuance date and the Company has agreed to pay compounded interest on the unpaid principal balance of the Debenture at the rate equal to the Wall Street Journal Prime Rate plus 2% per annum (Wall Street Journal Prime Rate plus 12% per annum upon the occurrence of a Triggering Event). Interest is payable on the date the applicable principal is converted or on maturity. The interest must be paid in cash and, in certain circumstances, may be paid in shares of common stock. In connection with the issuance of the Debenture and pursuant to the terms of the SPA, the Company issued a Common Stock Purchase Warrant to acquire up to 22,500,000 shares of common stock for a term of three years (the “Warrant”) on a cash-only basis at an exercise price of $1.00 per share with respect to 5,000,000 Warrant Shares, $0.75 with respect to 7,500,000 Warrant Shares and $0.50 with respect to 10,000,000 Warrant Shares. Pursuant to the terms of the SPA, the investor agreed to tender to the Company the sum of $7,500,000, of which the Company received the sum of $4,500,000 as of the closing, $1,000,000 on January 4, 2019, $1,000,000 on February 5, 2019 and $1,000,000 on March 5, 2019. As of the closing, the face value of the Debenture was $5,004,000.00; as of the first month’s anniversary of the closing, the face value of the Debenture increased to $6,116,000.00; as of the second month’s anniversary of the closing, the face value of the Debenture increased to $7,228,000.00; and as of the third month’s anniversary of the closing, the face value of the Debenture increased to $8,340,000.00. As of the closing, the number of Warrant Shares was 13,500,000; as of the first month’s anniversary of the closing, the number of Warrant Shares increased to 16,500,000; as of the second month’s anniversary of the closing, the number of Warrant Shares increased to 19,500,000; as of the third month’s anniversary of the closing, the number of Warrant Shares increased to 22,500,000.

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

Revenue Recognition

ASU No. 2014-09, Revenue from Contracts with Customers  (“Topic 606”), became effective for the Company on January 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. As sales are and have been primarily from IT services, sale of phones, phone card products, prepaid cellular phone minutes and cellular activation, and the Company has no significant post-delivery obligations, this new standard did not result in a material recognition of revenue on the Company’s accompanying consolidated financial statements for the cumulative impact of applying this new standard. The Company made no adjustments to its previously-reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition .

Revenue from providing IT services, sale of phones, phone card products, prepaid cellular phone minutes and cellular activation services are recognized under Topic 606 in a manner that reasonably reflects the delivery of its services and products to customers in return for expected consideration and includes the following elements:

·	executed contracts with the Company’s customers that it believes are legally enforceable;
·	identification of performance obligations in the respective contract;
·	determination of the transaction price for each performance obligation in the respective contract;
·	allocation the transaction price to each performance obligation; and
·	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to each of the Company’s revenue category, is summarized below:

·	IT services - revenue is recorded on a monthly basis as services are provided;
·	Sale of phones, phone card products, prepaid cellular phone minutes and cellular activation – revenue is recognized at the time of sale to the customer; and
·	License fees and Royalties – revenue is recognized based on the terms of the agreement with its customer.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of March 31, 2019 and December 31, 2018, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

Fair Value Measurements

The Company applies the provisions of ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The three levels of valuation hierarchy are defined as follows:

·	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

·	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

·	Level 3 inputs to the valuation methodology us one or more unobservable inputs which are significant to the fair value measurement.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2019, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

GOPHER PROTOCOL INC. (Registrant)

Date: May 15, 2019	By:	/s/ Douglas Davis
Douglas Davis
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2019	By:	/s/ Kevin Pickard
Kevin Pickard
Chief Financial Officer (Principal Financial and Accounting Officer)

