Form 10-Q
period 2019-06-30
GBT Technologies Inc.
filed 2019-08-19
CIK 1471781

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commissions file number: 000-54530

GBT TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

GOPHER PROTOCOL INC.

(Former name of registrant as specified in its charter)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: Not applicable.

Title of each class	Trading Symbol	Name of each exchange on which registered
Not applicable.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.00001 par value	2,170,137 Common Shares
(Class)	(Outstanding at August 16, 2019)

1

GBT TECHNOLOGIES INC.

Item 1: Condensed Consolidated Financial Statements

GBT TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	June 30	December 31,
	2019	2018
	(unaudited)
Current Assets:
Cash	$454,407	$1,863,510
Accounts receivable	670,914	152,118
Prepaid expenses and other current assets	187,500	16,000
Marketable equity security	5,600,000	4,200,000
Total current assets	6,912,821	6,231,628

Property and equipment, net	192,327	238,438
Intangible assets, net	2,912,208	3,149,740
Marketable equity security	—	14,000,000
Equity investment	31,663,441	—
Goodwill	925,877	925,877

Total assets	$42,606,674	$24,545,683

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses (including related parties of $574,542 and $460,853)	$2,889,897	$2,338,125
Unearned revenue	253,429	257,848
Due to Guardian LLC (related party)	33,356	702,483
Convertible notes payable, net of discount of $4,090,099 and $3,233,124	1,319,901	198,076
Note payable, net of discount of $198,904 and $744	4,866,096	2,699,256
Derivative liability	109,181,600	3,833,506
Total current liabilities	118,544,279	10,029,294

Convertible note payable	10,000,000	—

Total liabilities	128,544,279	10,029,294

Contingencies	—	—

Stockholders' Equity (Deficit):
Series B Preferred stock, $0.00001 par value; 20,000,000 shares authorized;
45,000 and 45,000 shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Series C Preferred stock, $0.00001 par value; 10,000 shares authorized;
700 and 700 shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Series D Preferred stock, $0.00001 par value; 100,000 shares authorized;
0 and 0 shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Series G Preferred stock, $0.00001 par value; 2,000,000 shares authorized;
0 and 0 shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Series H Preferred stock, $0.00001 par value ($500.00 stated value); 40,000 shares authorized;
20,000 shares issued and outstanding at June 30, 2019	—	—
Common stock, $0.00001 par value; 250,000,000 shares authorized;
2,166,592 and 1,822,243 shares issued and outstanding at June 30, 2019 and December 31, 2018	4,166	3,822
Treasury stock, at cost; 1,040 shares at June 30, 2019 and December 31, 2018	(643,059)	(643,059)
Stock loan receivable	(7,610,147)	—
Additional paid in capital	106,214,002	81,306,958
Accumulated deficit	(183,902,567)	(66,151,332)
Total stockholders' equity (deficit)	(85,937,605)	14,516,389
Total liabilities and stockholders' equity (deficit)	$42,606,674	$24,545,683

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Sales:
Sales	$12,386,774	$13,421,410	$25,735,087	$21,281,016
Related party sales	45,000	45,000	90,000	90,000
Total sales	12,431,774	13,466,410	25,825,087	21,371,016

Cost of goods sold	11,936,856	12,919,777	24,910,141	20,623,953

Gross profit	494,918	546,633	914,946	747,063

Operating expenses:
General and administrative expenses	1,822,025	6,105,134	5,454,206	10,495,241
Marketing expenses	188,434	140,324	717,824	270,501
Acquisition costs	—	1,377,919	150,000	10,966,791
Total operating expenses	2,010,459	7,623,377	6,322,030	21,732,533

Loss from operations	(1,515,541)	(7,076,744)	(5,407,084)	(20,985,470)

Other income (expense):
Amortization of debt discount	(1,049,642)	(355,993)	(2,580,121)	(470,123)
Change in fair value of derivative liability	(98,645,323)	—	(101,890,733)	(18,123)
Interest expense and financing costs	(1,192,060)	(61,968)	(5,924,238)	(129,011)
Unrealized loss on marketable equity security	(10,882,912)	—	(5,682,912)	—
Realized gain on disposal of marketable equity security	3,582,912	—	3,582,912	—
Equity loss in investment	(36,559)	—	(36,559)	—
Interest income	93,750	—	187,500	—
Total other income (expense)	(108,129,834)	(417,961)	(112,344,151)	(617,257)

Loss before income taxes	(109,645,375)	(7,494,705)	(117,751,235)	(21,602,727)

Income tax expense	—	—	—	—

Net loss	$(109,645,375)	$(7,494,705)	$(117,751,235)	$(21,602,727)

Weighted average common shares outstanding:
Basic and diluted	2,122,107	1,314,201	2,076,625	1,095,605

Net loss per share:
Basic and diluted	$(51.67)	$(5.70)	$(56.70)	$(19.72)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series G Convertible Preferred Stock		Series H Convertible Preferred Stock		Common Stock		Treasury Stock		Stock Loan	Additional Paid-in	Accumulated	Total Stockholders' Equity/
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	(Deficit)

Balance, December 31, 2018	45,000	$—	700	$—	—	—	—	$—	—	$—	1,822,243	$3,822	$1,040	$(643,059)	$—	$81,306,958	$(66,151,332)	$14,516,389

Common stock issued for services	—	—	—	—	—	—	—	—	—	—	3,000	3	—	—	—	134,697		134,700
Common stock issued for conversion of convertible debt and accrued interest	—	—	—	—	—	—	—	—	—	—	51,586	52	—	—	—	982,202	—	982,254
Common stock issued for stock loan	—	—	—	—	—	—	—	—	—	—	200,267	200	—	—	(7,610,147)	7,609,947	—	—
Stock options issued for services	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	694,816	—	694,816
Fair value of beneficial conversion feature of converted/debt repaid	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,018,302	—	2,018,302
Relative fair value of warrants issued with convertible debt	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,634,760	—	1,634,760
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,105,860)	(8,105,860)

Balance, March 31, 2019	45,000	—	700	—	—	—	—	—	—	—	2,077,096	4,077	1,040	(643,059)	(7,610,147)	94,381,682	(74,257,192)	11,875,361

Common stock issued for services	—	—	—	—	—	—	—	—	—	—	6,500	7	—	—	—	101,193		101,200
Common stock issued for penalty	—	—	—	—	—	—	—	—	—	—	59,820	59	—	—	—	975,006		975,065
Common stock issued for conversion of convertible debt and accrued interest	—	—	—	—	—	—	—	—	—	—	23,176	23	—	—	—	437,857	—	437,880
Series H preferred stock issued for acquisition	—	—	—	—	—	—	—	—	20,000	—	—	—	—	—	—	10,000,000	—	10,000,000
Stock options issued for services	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	71,988	—	71,988
Fair value of beneficial conversion feature of converted/debt repaid	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	246,276	—	246,276
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(109,645,375)	(109,645,375)

Balance, June 30, 2019	45,000	$—	700	$—	—	$—	—	$—	20,000	$—	2,166,592	$4,166	$1,040	$(643,059)	$(7,610,147)	$106,214,002	$(183,902,567)	$(85,937,605)

Balance, December 31, 2017	45,000	$—	700	$—	66,000	$1	2,000,000	$20	—	$—	582,154	$2,582	$1,040	$(643,059)	$—	$19,243,959	$(14,381,662)	$4,221,841

Conversion of Series D to common stock	—	—	—	—	(66,000)	(1)	—	—	—	—	660,000	660	—	—	—	(659)	—	—
Common stock issued for services	—	—	—	—	—	—	—	—	—	—	7,500	7	—	—	—	1,133,718		1,133,725
Common stock issued for acquisition	—	—	—	—	—	—	—	—	—	—	5,000	5	—	—	—	1,009,995	—	1,010,000
Common stock issued for acquisition services	—	—	—	—	—	—	—	—	—	—	40,000	40	—	—	—	6,609,960	—	6,610,000
Common stock issued for cash	—	—	—	—	—	—	—	—	—	—	6,667	7	—	—	—	499,993	—	500,000
Warrants issued for acquisition	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	992,958	—	992,958
Warrants issued for services	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,985,915	—	1,985,915
Warrants issued for acqusition services	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,978,873	—	2,978,873
Fair value of beneficial conversion feature of debt repaid	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	113,287	—	113,287
Relative fair value of warrants issued with convertible debt	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	393,407	—	393,407
Fair value of beneficial conversion feature associated with convertible debt	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	356,593	—	356,593
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(14,108,022)	(14,108,022)

Balance, March 31, 2018	45,000	—	700	—	—	—	2,000,000	20	—	—	1,301,321	3,301	1,040	(643,059)	$—	35,317,999	(28,489,684)	6,188,577

Common stock issued for services	—	—	—	—	—	—	—	—	—	—	9,000	9	—	—	—	2,613,991		2,614,000
Common stock issued for acquisition	—	—	—	—	—	—	—	—	—	—	2,500	2	—	—	—	694,998	—	695,000
Common stock issued for acquisition services	—	—	—	—	—	—	—	—	—	—	2,500	3	—	—	—	694,997	—	695,000
Common stock issued for cash	—	—	—	—	—	—	—	—	—	—	6,060	6	—	—	—	999,994	—	1,000,000
Warrants issued for acquisition	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	682,919	—	682,919
Warrants issued for services	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,922,962	—	1,922,962
Warrants issued for acqusition services	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	682,918	—	682,918
Relative fair value of warrants issued with convertible debt	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	548,222	—	548,222
Fair value of beneficial conversion feature associated with convertible debt	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	201,778	—	201,778
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,494,705)	(7,494,705)

Balance, June 30, 2018	45,000	$—	700	$—	—	$—	2,000,000	$20	—	$—	1,321,381	$3,321	$1,040	$(643,059)	$—	$44,360,778	$(35,984,389)	$7,736,671

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2019	2018

Cash Flows From Operating Activities:
Net loss	$(117,751,235)	$(21,602,727)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation of property and equipment	55,357	51,164
Amortization of intangible assets	237,532	549,971
Amortization of debt discount	2,580,121	470,123
Change in fair value of derivative liability	101,890,733	18,123
Financing cost	4,356,699	—
Shares issued for services	235,900	11,052,725
Shares issued for penalty	975,065	—
Warrants issued for services	766,804	7,570,668
Unrealized loss on market equity security	5,682,912	—
Realized gain on disposal ofmarket equity security	(3,582,912)	—
Equity loss in investment	36,559	—
Changes in operating assets and liabilities:
Accounts receivable	(518,796)	(652,585)
Inventory	—	(35,605)
Prepaid expenses	(171,500)	(88,000)
Accounts payable and accrued expenses	614,706	372,549
Unearned revenue	(4,419)	57,789
Due to Guardian, LLC	(669,127)	(941,849)
Net cash used in operating activities	(5,265,601)	(3,177,654)

Cash Flows From Investing Activities:
Purchase of property and equipment	(9,246)	(27,261)
Cash paid for acquisitions	—	(200,000)
Cash paid for investment in Spare	—	(200,000)
Cash paid for investment	(1,200,000)	—
Other	—	1,979
Net cash used in investing activities	(1,209,246)	(425,282)

Cash Flows From Financing Activities:
Issuance of convertible notes	3,000,000	1,500,000
Issuance of note payable	2,165,000	—
Repayment of convertible notes	—	(80,000)
Payment on note payable	(99,256)	(300,000)
Issuance of common stock	—	1,500,000
Net cash provided by financing activities	5,065,744	2,620,000

Net decrease in cash	(1,409,103)	(982,936)

Cash, beginning of period	1,863,510	1,305,062

Cash, end of period	$454,407	$322,126

Cash paid for:
Interest	$744	$36,695
Income taxes	$—	$—

Supplemental non-cash investing and financing activities
Debt discount	$3,636,000	$1,500,000
Transfer of derivative liability to equity	$2,264,578	$113,287

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

GBT Technologies Inc. (formerly Gopher Protocol Inc.) (the “Company”, “GBT”, “GTCH”) was incorporated on July 22, 2009 under the laws of the State of Nevada. The Company is creating and patenting innovative mobile microchip (ICs) and software technologies based on the GopherInsight™ technology platform. Effective August 5, 2019, the Company changed its name from Gopher Protocol Inc. to GBT Technologies Inc. The Company also offers prepaid cellular phone minutes for both domestic and international carriers. In addition, the Company offers cellular activation (activating SIM cards with wireless carriers) to create additional users (consumers) on those networks and provides check processing, verification and recovery solutions for small to medium sized businesses. The Company derived revenues from (i) the provision of IT services; (ii) from the operations of the assets that include the sale of phones, phone card products, prepaid cellular phone minutes and cellular activation and (iii) from the licensing of its technology.

The unaudited condensed consolidated financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to such rules and regulations. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results expected for the year ending December 31, 2019.

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Stock Split

On August 5, 2019, the Company effectuated a 1 for 100 reverse stock split. The share and per share information has been retroactively restated to reflect this reverse stock split.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, UGopherServices Corp. and Gopher Protocol UK Limited (currently inactive); the Company’s 50% owned subsidiary, Gopher Protocol Costa Rica Sociedad De Responabilidad Limitada (currently inactive), Altcorp Trading LLC, a Costa Rica company, and the accounts of ECS, Electronic Check and CSLS since their respective dates of acquisition (March 1, 2018, April 2, 2018 and April 2, 2018). All significant intercompany transactions and balances have been eliminated.

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly-liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company grants credit to establishments (such as convenience stores) that sell the Company’s products under credit terms that it believes are customary in the industry and do not require collateral to support customer receivables. The accounts receivable balances are generally collected within 10 days of the product sale and the Company has minimal bad debts. The Company currently does not provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal receivable terms vary from 7-30 days after the issuance of the invoice and typically would be considered past due when the term expires. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. The Company’s allowance for doubtful accounts was $0 and $0 at June 30, 2019 and December 31, 2018, respectively.

Inventory

The Company’s inventory of phones and phone card products, including PINS for cell minutes, SIM cards for cell minutes, as well as gift cards are generally purchased from vendors electronically at the time a customer purchases the product from a retail location. The Company has established an inventory reserve for 100% of these items. Most of the Company’s inventory is purchased electronically from vendors at the time the customer makes a retail purchase.

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

Long-Lived Assets

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at June 30, 2019 and December 31, 2018, the Company believes there was no impairment of its long-lived assets.

Intangible Assets

The Company’s intangible assets were acquired with the acquisition of certain RWJ Advanced Marketing, LLC, a Georgia corporation (“RWJ”) assets in 2017, and the acquisition of certain ECS Prepaid LLC (“ECS”), Electronic Check Services Inc. (“Electronic Check”) and Central State Legal Services Inc. (“CSLS”) assets in 2018 are being amortized over 60-120 months. The Company performs a test for impairment annually. As of June 30, 2019 and December 31, 2018, the Company performed the required impairment analysis. During the year ended December 31, 2018, the Company determined that the intangible assets associated with the acquisition of certain RWJ assets was impaired and took a charge to earnings of $5,916,667.

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

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

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of June 30, 2019 and December 31, 2018, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

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

FASB ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value of financial instruments held by the Company. FASB ASC Topic 825, Financial Instruments, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology use one or more unobservable inputs which are significant to the fair value measurement.

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

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

At June 30, 2019 and December 31, 2018, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

	Fair Value	Fair Value Measurements at
	As of	June 30, 2019
Description	June 30, 2019	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Marketable equity security - Mobiquity Technologies, Inc.	$5,600,000	$5,600,000	$—	$—

Conversion feature on convertible notes	$109,181,600	$—	$109,181,600	$—

	Fair Value	Fair Value Measurements at
	As of	December 31, 2018
Description	December 31, 2018	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Marketable equity security - Mobiquity Technologies, Inc.	$18,200,000	$18,200,000	$—	$—

Conversion feature on convertible notes	$3,833,506	$—	$3,833,506	$—

Treasury Stock

Treasury stock is recorded at cost. The re-issuance of treasury shares is accounted for on a first in, first-out basis and any difference between the cost of treasury shares and the re-issuance proceeds are charged or credited to additional paid-in capital.

Stock Loan Receivable

On January 8, 2019, the Company entered into a Stock Pledge Agreement with Latin American Exchange Latinex Casa de Cambio, S.A., a Costa Rica corporation (“Latinex”) to provide that Latinex may maintain its required regulatory capital as required by various regulators, the Company has pledged 200,267 restricted shares of its common stock valued at $7,610,147 (based on the closing price on the grant date) for a term of three years in consideration of an annual payment of $375,000 paid in quarterly installments of $93,750. In lieu of cash payment, Latinex may pay the Company in virtual currency of WISE Network S.A. valued at a 50% discount of its offering price of $10 per token. In the event that Latinex’s required capital has decreased below $5,000,000, Latinex is permitted to sell the pledged shares of common stock only in an amount to ensure that Latinex can satisfy the required capital levels. The Company must consent to such sale of the shares of common stock, which may not be unreasonably withheld. Upon expiration of the agreement, the remaining shares of common stock shall be returned to the Company free and clear of all liens. The Company has recorded the value of these shares of common stock as a stock loan receivable which is presented as a contra-equity account in the accompanying consolidated balance sheets.

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

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

Revenue from providing IT services, sale of phones, phone card products, prepaid cellular phone minutes and cellular activation services are recognized under Topic 606 in a manner that reasonably reflects the delivery of its services and products to customers in return for expected consideration and includes the following elements:

•	executed contracts with the Company’s customers that it believes are legally enforceable;
•	identification of performance obligations in the respective contract;
•	determination of the transaction price for each performance obligation in the respective contract;
•	allocation the transaction price to each performance obligation; and
•	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to each of the Company’s revenue category, is summarized below:

•	IT services - revenue is recorded on a monthly basis as services are provided;
•	Sale of phones, phone card products, prepaid cellular phone minutes and cellular activation – revenue is recognized at the time of sale to the customer; and
•	License fees and Royalties – revenue is recognized based on the terms of the agreement with its customer.

Cost of Goods Sold

Cost of goods sold represents the cost of the phone, phone card products and prepaid cellular phone minutes sold by the Company. Cost of goods sold relates to products sold by the Company’s newly- acquired acquisitions in September 2017, March 2018 and April 2018.

Unearned revenue

Unearned revenue represents the amount received for the purchase of products that have not seen shipped to the Company’s customers. In 2018, the Company ran a pre-sales efforts for its pet tracker product and received prepayments for its product. As of June 30, 2019 and December 31, 2018 unearned revenue related to this pre-sales campaign was $53,429 and $57,848, respectively. In addition, during 2018, the Company received $200,000 in connection with an intellectual property license and royalty agreement.

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

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

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

	June 30,	June 30,
	2019	2018
Series B preferred stock	30	30
Series C preferred stock	8	8
Series G preferred stock	—	20,000
Series H preferred stock	1,000,000	—
Warrants	529,167	284,104
Convertible notes	7,787,955	15,833
Total	9,317,160	319,975

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of June 30, 2019, through the date which the consolidated financial statements are issued. Based upon the review, other than described in Note 14 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements as the Company did not have any leases covered by this new ASU.

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 3 - Property and Equipment, Net

Property and equipment consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018

Furniture	$33,739	$33,739
Computers and equipment	48,316	48,316
POSA machines	319,670	310,424
	401,725	392,479
Less accumulated depreciation	(209,398)	(154,041)
Property and equipment, net	$192,327	$238,438

Depreciation expense for the six months ended June 30, 2019 and 2018 was $55,357 and $51,164 respectively.

Note 4 – Intangible Assets, Net

The following are the intangible assets at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Technology	$1,240,000	$1,240,000
Tradename	820,000	820,000
Customer relationships	1,490,000	1,490,000
	3,550,000	3,550,000
Less accumulated amortization	(637,792)	(400,260)
Intangible assets, net	$2,912,208	$3,149,740

Intangible assets are being amortized as follows: Technology – 60 months; and Tradename and Customer relationships – 120 months.

Amortization expense for the six months ended June 30, 2019 and 2018 was $237,532 and $549,971, respectively.

During 2018, the Company determined that the intangible assets associated with the acquisition of certain RWJ assets was impaired and took a charge to earnings of $5,916,667.

The estimated future amortization expense related to intangible assets is as follows:

Twelve months ending June 30,
2020	$479,000
2021	479,000
2022	479,000
2023	479,000
2024	479,000
Thereafter	517,208
$2,912,208

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

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

In addition, the Company issued 20,000 shares of common stock to Glen Eagles Acquisition LP (“GEAL”) in consideration of its consulting services associated with the negotiation of the number of shares of common stock to be delivered to Mobiquity upon exercise of the Mobiquity Warrants.

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

On May 10, 2019, the Company entered into a Membership Interest Purchase Agreement with GEAL pursuant to which the Company acquired 49% of the membership interest in Advangelists, LLC (the “AVNG Interest”) in consideration of the assumption of a Promissory Note payable by GEAL to the former owners of the AVGN Interest with an outstanding balance of $7,475,000 (the “AVNG Note”) and cancellation of an outstanding Promissory Note payable by GEAL to the Company in the amount of $1,200,000 originally issued on March 1, 2019. Concurrently, the Company entered into a Membership Interest Purchase Agreement with Mobiquity pursuant to which the Company sold the AVNG Interest to Mobiquity in consideration of Mobiquity assuming the AVNG Note and Mobiquity amending the terms of the Remaining Mobiquity Warrant providing for cashless exercise.

The Company paid 60,000,000 of its Mobiquity shares as partial consideration for the purchase of GBT Technologies, S. A. (see Note 6). At June 30, 2019, the Company owned 40,000,000 shares of Mobiquity common stock. See Note 14.

Note 6 – Equity Investment in GBT Technologies, S.A.

On June 17, 2019, the Company, Altcorp Trading LLC, a Costa Rica company and a wholly-owned subsidiary of the Company (“Altcorp”), GBT Technologies, S.A., a Costa Rica company (“GBT-CR”) and Pablo Gonzalez, a shareholder’s representative of GBT-CR (“Gonzalez”), entered into and closed an Exchange Agreement (the “GBT Exchange Agreement”) pursuant to which the parties exchanged certain securities. In accordance with the Exchange Agreement, Altcorp acquired 625,000 shares of GBT-CR representing 25% of its issued and outstanding shares of common stock from Gonzalez in exchange for the issuance of 20,000 shares of Series H Convertible Preferred Stock of the Company and a Convertible Note in the principal amount of $10,000,000 issued by the Company (the “Gopher Convertible Note”) as well as the transfer and assignment of a Promissory Note payable by Gopher Protocol Costa Rica Sociedad De Responsabilidad Limitada to the Company in the principal amount of $5,000,000 dated February 6, 2019 (of which the underlying security for this Promissory Note is 30,000,000 restricted shares of common stock of Mobiquity) and 60,000,000 restricted shares of common stock of Mobiquity.

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

The Gopher Convertible Note bears interest of 6% per annum and is payable at maturity on December 31, 2021. At the election of Gonzalez, the Gopher Convertible Note can be converted into a maximum of 20,000 shares of Series H Preferred Stock. Each share of Series H Preferred Stock is convertible, at the option of the holder but subject to the Company increasing its authorized shares of common stock, into such number of shares of common stock of the Company as determined by dividing the Stated Value ($500 per share) by the conversion price ($10.00 per share).  The Series H Preferred Stock has no liquidation preference, does not pay dividends and the holder of Series H Preferred Stock shall be entitled to one vote for each share of common stock that the Series H Preferred Stock may be convertible into. Upon conversion of the Gopher Convertible Note and the 40,000 shares of Series H Preferred Stock, Gonzalez would be entitled to less than 50% of the resulting outstanding shares of common stock of the Company following conversion in full and, as a result, such transaction is not considered a change of control.

GBT-CR is in the business of the strategic management of BPO (Business Process Outsourcing) digital communications processing for enterprises and startups, distributed ledger technology development, AI development and fintech software development and applications.

The Company accounts for its investment in GBT-CR using the equity method of accounting.

Information regarding GBT-CR as of and for the six months ended June 30, 2019 is below:

Current assets	$1,394,228
Total assets	8,617,758
Current liabilities	726,350
Total liabilities	4,358,132
Total stockholders' equity	4,259,626

Revenue	$1,412,599
Operating expenses	2,054,246
Other expenses	1,394,421
Net loss	(2,036,068)

Note 7 – Convertible Notes Payable

Convertible notes payable at June 30, 2019 and December 31, 2018 consist of the following:

	June 30,	December 31,
	2019	2018
Convertible notes payable to Power Up	$—	$427,200
Convertible notes payable to Investor	5,410,000	3,004,000
Convertible note payable for GBT Technologies S. A.	10,000,000	—
Total convertible notes payable	15,410,000	3,431,200
Unamortized debt discount	(4,090,099)	(3,233,124)
Convertible notes payable	11,319,901	198,076
Less current portion	(1,319,901)	(198,076)
Convertible notes, long-term portion	$10,000,000	$—

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

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

At June 30, 2019 and December 31, 2018, the principal amount outstanding under the Power Note No. 2 was $0 and $243,600. During the six months ended June 30, 2019, the entire principal balance of $243,600 and accrued interest of $6,090 was converted into 7,491 shares of common stock.

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

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

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

At June 30, 2019 and December 31, 2018, the principal amount outstanding under the Power Note No. 3 was $0 and $183,600. During the six months ended June 30, 2019, the entire principal balance of $183,600 and accrued interest of $4,590 was converted into 15,685 shares of common stock.

$8,340,000 Senior Secured Redeemable Convertible Debenture

On December 3, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with an otherwise unaffiliated third-party institutional investor (the “Investor”), pursuant to which the Company issued a Senior Secured Redeemable Convertible Debenture (the “Debenture”) in the aggregate face value of $8,340,000. The Debenture has a maturity date two years from the issuance date and the Company has agreed to pay compounded interest on the unpaid principal balance of the Debenture at the rate equal to the Wall Street Journal Prime Rate plus 2% per annum (Wall Street Journal Prime Rate plus 12% per annum upon the occurrence of a Triggering Event). Interest is payable on the date the applicable principal is converted or on maturity. The interest must be paid in cash and, in certain circumstances, may be paid in shares of common stock. In connection with the issuance of the Debenture and pursuant to the terms of the SPA, the Company issued a Common Stock Purchase Warrant to acquire up to 225,000 shares of common stock for a term of three years (the “Warrant”) on a cash-only basis at an exercise price of $100.00 per share with respect to 50,000 Warrant Shares, $75.00 with respect to 75,000 Warrant Shares and $50.00 with respect to 100,000 Warrant Shares. Pursuant to the terms of the SPA, the investor agreed to tender to the Company the sum of $7,500,000, of which the Company received the sum of $4,500,000 as of the closing, $1,000,000 on January 4, 2019, $1,000,000 on February 5, 2019 and $1,000,000 on March 5, 2019. As of the closing, the face value of the Debenture was $5,004,000.00; as of the first month’s anniversary of the closing, the face value of the Debenture increased to $6,116,000; as of the second month’s anniversary of the closing, the face value of the Debenture increased to $7,228,000; and as of the third month’s anniversary of the closing, the face value of the Debenture increased to $8,340,000. As of the closing, the number of Warrant Shares was 135,000; as of the first month’s anniversary of the closing, the number of Warrant Shares increased to 165,000; as of the second month’s anniversary of the closing, the number of Warrant Shares increased to 195,000; as of the third month’s anniversary of the closing, the number of Warrant Shares increased to 225,000. As of June 30, 2019, the Company had issued a Debenture for $8,340,000 and had issued 225,000 Warrant Shares.

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

In connection with the Debenture, the Company issued 225,000 warrants to purchase shares of the Company’s common stock with an exercise prices ranging from $50.00 to $100.00. The Company first determined the value of the convertible note and the fair value of the detachable warrants issued in connection with this transaction. The estimated value of the warrants of $7,832,697 and was determined using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 3.0 years
•	Volatility of 190%;
•	Dividend yield of 0%;
•	Risk free interest rate of 2.47% to 2.84%

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

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

In December 2018, the investor converted $2,000,000 in principal and $6,616 in accrued interest into 94,993 shares of common stock. In January 2019, the investor converted $350,000 in principal and $1,158 in accrued interest into 16,624 shares of common stock. In March 2019, the investor converted $580,000 in principal and $51,096 in accrued interest into 34,963 shares of common stock.

At June 30, 2019 and December 31, 2018, the principal amount outstanding under the Debenture was $5,410,000 and $3,004,000, respectively.

On May 28, 2019, the Investor delivered to the Company a “Notice of Default and Notice of Sale of Collateral” (the “Notice”). In the Notice, the Investor declared that the Company was in default of the terms of the SPA. Specifically, the Investor claimed multiple “Trigger Events” had occurred under the Debenture which constituted an Event of Default. On May 30, 2019, in a letter to the Investor the Company disputed each of the purported “Trigger Events” and demanded the Investor retract the Notice. It is the Company’s position that the Notice is a further attempt by the Investor to mask its issues surrounding its recent conversion notice and resulting affiliate status as previously reported by the Company. The Investor responded that the Notice will not be withdrawn. In the Notice, the Investor declared all obligations under the SPA immediately due and payable. (See Note 12 for further discussions of this matter)

$10,000,000 for GBT Technologies S. A. acquisition

In accordance with the acquisition of GBT-CR the Company issued a convertible note in the principal amount of $10,000,000. The convertible note bears interest of 6% per annum and is payable at maturity on December 31, 2021. At the election of the holder, the convertible note can be converted into a maximum of 20,000 shares of Series H Preferred Stock. Each share of Series H Preferred Stock is convertible, at the option of the holder but subject to the Company increasing its authorized shares of common stock, into such number of shares of common stock of the Company as determined by dividing the Stated Value ($500 per share) by the conversion price ($10.00 per share).  The convertible note is convertible into common stock at a fixed price that was higher than the Company’s common stock on the date of grant, therefore, this convertible note does not contain a beneficial conversion feature.

Discounts on convertible notes

The Company recognized interest expense of $2,479,025 and $470,123 during the six months ended June 30, 2019 and 2018, respectively, related to the amortization of the debt discount. The unamortized debt discount at June 30, 2019 was $4,090,099.

A roll-forward of the convertible note from December 31, 2018 to June 30, 2019 is below:

Convertible notes, December 31, 2018	$198,076
Issued for cash	3,000,000
Issued for acquisition	10,000,000
Original issue discount	336,000
Conversion to common stock	(1,357,200)
Debt discount related to new convertible notes	(3,336,000)
Amortization of debt discounts	2,479,025
Convertible notes, June 30, 2019	$11,319,901

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

Note 8- Notes Payable

Notes payable at June 30, 2019 and December 31, 2018 consist of the following:

	June 30,	December 31,
	2019	2018
RWJ acquisition note	$2,600,000	$2,600,000
ECS acquisition note	—	100,000
Promissory note to investor	2,325,000	—
Promissory note to investor	140,000	—
Total notes payable	5,065,000	2,700,000
Unamortized debt discount	(198,904)	(744)
Notes payable	$4,866,096	$2,699,256

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

Promissory Note

The Company issued a promissory note for $140,000 for funds received during the six months ended June 30, 2019. The note accrues interest at 10% per annum, is due on February 9, 2020 and is unsecured.

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

Discounts on promissory note

The Company recognized interest expense of $101,096 and $0 during the six months ended June 30, 2019 and 2018, respectively, related to the amortization of the debt discount. The unamortized debt discount at June 30, 2019 was $198,904.

A roll-forward of the convertible note from December 31, 2018 to June 30, 2019 is below:

Notes payable, December 31, 2018	$2,699,256
Issued for cash	2,165,000
Original issue discount	300,000
Repayment of note payable	(99,256)
Debt discount related to new convertible notes	(300,000)
Amortization of debt discounts	101,096
Notes payable, June 30, 2019	$4,866,096

Note 9 - Derivative Liability

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

The Company uses a weighted average Black-Scholes-Merton option pricing model with the following assumptions to measure the fair value of derivative liability at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018

Stock price	$0.168	$0.32
Risk free rate	1.92%	2.63%
Volatility	140%	150%
Conversion/ Exercise price	$0.008	$0.21 to 0.25
Dividend rate	0%	0%

The following table represents the Company’s derivative liability activity for the six months ended June 30, 2019:

Derivative liability balance, December 31, 2018	$3,833,506
Issuance of derivative liability during the period	5,721,939
Fair value of beneficial conversion feature of debt converted	(2,264,578)
Change in derivative liability during the period	101,890,733
Derivative liability balance, June 30, 2019	$109,181,600

Note 10- Stockholders’ Equity

Common Stock

During the six months ended June 30, 2019, the Company had the following transactions in its common stock:

•	issued an aggregate of 9,500 shares to employees and board members as part of their compensation agreements with the Company. The value of the common stock of $235,900 was determined based on the closing stock price of the Company’s common stock on the grant date;

•	issued 74,762 shares to an investor for the conversion of $1,357,200 in convertible notes and $62,934 in accrued interest;

•	issued 59,820 shares to an investor for disputed penalties on a convertible debenture. The value of the common stock of $975,065 was determined based on the closing stock price of the Company’s common stock on the grant date; and

•	issued 200,267 shares to Latinex in order to provide that Latinex may maintain its required regulatory capital as required by various regulators. The Company has recorded the value of these shares of common stock as a stock loan receivable which is presented as a contra-equity account in the accompanying consolidated balance sheets. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the grant date.

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

During the six months ended June 30, 2018, the Company had the following transactions in its common stock:

•	issued 660,000 shares in connection with the conversion of 66,000 shares of Series D Preferred Stock;

•	issued 2,500 shares to a consultant for professional services rendered valued at $123,725. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the dates that the shares earned based on the agreement;

•	issued an aggregate of 14,000 shares to employees and board members as part of their agreements with the Company. The value of the common stock of $3,624,000 was determined based on the closing stock price of the Company’s common stock on the date of the respective agreements;

•	issued 30,000 to a consultant for services related to assisting the Company with the acquisition of the RWJ assets. The 30,000 shares were earned when the operations of the RWJ assets produced revenue in excess of $10,000,000. The value of the common stock of $4,590,000 was determined based on the closing stock price of the Company’s common stock on the date of the shares were earned.

•	issued aggregate of 12,500 shares to a consultant for services rendered valued at $2,715,000. The services, which include business development, analysis, and interaction with professionals, were principally related to assisting the Company with the acquisition of the ECS and Electronic Check assets. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the closing date of acquisition of ECS and Electronic Check;

•	issued 5,000 shares for the acquisition of the ECS assets valued at $1,010,000. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the acquisition date;

•	issued 2,500 shares for the acquisition of the Electronic Check valued at $695,000. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the acquisition date; and

•	issued 12,727 shares of common stock to an investor for cash proceeds of $1,500,000.

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

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

The Series B Preferred Stock has a stated value of $100 per share and is convertible into the Company’s common stock at a conversion price of $30.00 per share representing 30 posts split common shares. Furthermore, the Series B Preferred Stock votes on an as converted basis and carries standard anti-dilution rights. These rights were subsequently removed, except in cases of stock dividends or splits.

As of June 30, 2019 and December 31, 2018, there were 45,000 Series B Preferred Shares outstanding.

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

Each share of Series C Preferred Stock is convertible, at the option of GV, into such number of shares of common stock of the Company as determined by dividing the Stated Value (as defined below) by the Conversion Price (as defined below).  The Conversion Price for each share is equal to a 50% discount to the average of the lowest three lowest closing bid prices of the Company’s common stock during the 10-day trading period prior to the conversion with a minimum conversion price of $0.02.  The stated value is $11.00 per share (the “Stated Value”).  The Series C Preferred Stock has no liquidation preference, does not pay dividends and the holder of Series C Preferred Stock shall be entitled to one vote for each share of common stock that the Series C Preferred Stock shall be convertible into. GV has contractually agreed to restrict its ability to convert the Series C Preferred Stock and receive shares of the Company’s common stock such that the number of shares of the Company’s common stock held by it and its affiliates after such conversion does not exceed 4.9% of the then issued and outstanding shares of the Company’s common stock.

During the year ended December 31, 2014, GV Global Communications, Inc. converted 7,770 of its Series C Preferred Stock into 120 post-split. During the third quarter of 2014, the Company received 42 post-split common shares to adjust the shares issued to reflect the amount that both they and the Company believed that they were owed. At June 30, 2019 and December 31, 2018, GV owns 700 Series C Preferred Shares.

The issuance of the Series C Preferred Stock was made in reliance upon exemptions from registration pursuant to Section 4(a)(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder.  GV is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

As of June 30, 2019 and December 31, 2018, there were 700 Series C Preferred Shares outstanding.

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

On January 23, 2018, Reko Holdings, LLC converted 66,000 shares of its Series D Preferred Stock into 660,000 restricted common shares.

As of June 30, 2019 and December 31, 2018, there are 0 and 0 shares of Series D Preferred Shares outstanding, respectively.

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

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

On August 30, 2018, Guardian LLC converted the 2,000,000 shares of Series G Preferred Stock into 20,000 shares of common stock.

As of June 30, 2019 and December 31, 2018, there are 0 and 0 shares of Series G Preferred Shares outstanding, respectively.

Series H Preferred Shares

On June 17, 2019, the Company, Altcorp Trading LLC, a Costa Rica company and a wholly-owned subsidiary of the Company (“Altcorp”), GBT Technologies, S.A., a Costa Rica company (“GBT-CR”) and Pablo Gonzalez, a shareholder’s representative of GBT-CR (“Gonzalez”), entered into and closed an Exchange Agreement (the “GBT Exchange Agreement”) pursuant to which the parties exchanged certain securities. In accordance with the Exchange Agreement, Altcorp acquired 625,000 shares of GBT-CR representing 25% of its issued and outstanding shares of common stock from Gonzalez in exchange for the issuance of 20,000 shares of Series H Convertible Preferred Stock of the Company and a Convertible Note in the principal amount of $10,000,000 issued by the Company (the “Gopher Convertible Note”) as well as additional consideration. The Gopher Convertible Note bears interest of 6% per annum and is payable at maturity on December 31, 2021. At the election of Gonzalez, the Gopher Convertible Note can be converted into a maximum of 20,000 shares of Series H Preferred Stock. Each share of Series H Preferred Stock is convertible, at the option of the holder but subject to the Company increasing its authorized shares of common stock, into such number of shares of common stock of the Company as determined by dividing the Stated Value ($500 per share) by the conversion price ($10.00 per share).  The Series H Preferred Stock has no liquidation preference, does not pay dividends and the holder of Series H Preferred Stock shall be entitled to one vote for each share of common stock that the Series H Preferred Stock may be convertible into. On July 8, 2019, the Company entered a Consulting Agreement with Glen Eagles Glen Eagles Acquisition LP (“Glen”) as consultant to provide services in connection with the Company’s acquisition of 25% of GBT-CR. Consultant will provide analysis, interaction with related professional and other services as requested by the Company to integrate and expand capabilities between GBT-CR and the Company. (See Note 14 for further details.)

As of June 30, 2019, there are 20,000 shares of Series H Preferred Shares outstanding.

Warrants

 The following is a summary of warrant activity from December 31, 2018 to June 30, 2019:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2018	419,167	$61.00	3.48	$—
Granted	110,000	63.00
Forfeited	—
Exercised
Outstanding, June 30, 2019	529,167	$61.00	2.98	$—
Exercisable, June 30, 2019	525,167	$62.00	2.97	$—

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

The exercise price for warrant outstanding and exercisable at June 30, 2019:

Outstanding		Exercisable

Number of	Exercise	Number of	Exercise
Warrants	Price	Warrants	Price
20,000	$32.00	20,000	$32.00
320,000	50.00	320,000	50.00
75,000	75.00	75,000	75.00
50,000	100.00	50,000	100.00
30,000	185.00	30,000	185.00
6,667	200.00	6,667	200.00
10,000	235.00	10,000	235.00
7,500	250.00	7,500	250.00
5,000	270.00	5,000	270.00
5,000	280.00	1,000	280.00
529,167		525,167

The fair value of the warrants listed above was determined using the Black-Scholes option pricing model with the following assumptions:

	June 30,	December 31,
	2019	2018
Risk-free interest rate	2.49%	2.65%
Expected life of the options	5 years	5 years
Expected volatility	200%	210%
Expected dividend yield	0%	0%

Note 11 - Related Parties

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the party in making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences. For the six months ended June 30, 2019 and 2018, $90,000 and $90,000, respectively of the Company’s revenue is from IT services delivered to Guardian Patch LLC (“Guardian LLC”), which was previously a related party to the Company. The revenue generated from Guardian LLC was paid to the Company via a reduction in the amount that the Company owes Guardian LLC that is classified as Due to Guardian LLC in the accompanying consolidated balance sheet.

For the six months ended June 30, 2019 and 2018, the Company paid a law firm owned by the Company’s chairman $90,000 and $0, respectively, for legal services. On June 5, 2019, Robert Yaspan resigned as Director of the Company to pursue other interests.

On April 6, 2018, the Company and Danny Rittman, Chief Technology Officer and a Director of the Company, agreed to amend his employment agreement pursuant to which he will receive salary at the rate of $250,000 annually payable in equal increments of $15,000 per month. An additional $70,000 shall be payable within 15 days of the end of the calendar year.

 On September 25, 2018, the Company entered into a Joint Venture Interest Purchase Agreement with Guardian, LLC pursuant to which the Company purchased Guardian LLC’s 50% interest in a joint venture (the “JV Interest”) previously entered between the parties in March 2016 covering the Guardian Patch, Puzpix and Epsilon. In consideration for the JV Interest, the Company issued Guardian 125,000 shares of common stock. During the year ended December 31, 2018, the Company took a charge to earnings of $11,750,000 related to the purchase of Guardian LLC’s 50% JV Interest.

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

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

On January 1, 2019, the Company and Douglas Davis entered into an Amended and Restated Employment Agreement pursuant to which Mr. Davis was retained as Chief Executive Officer. Mr. Davis has served as Interim Chief Executive Officer since July 2018. The term of Mr. Davis’ employment is for two years through January 1, 2021. Mr. Davis will be entitled to an annual base salary of $250,000, which shall be increased to $400,000 upon the Company uplisting to a national exchange. Mr. Davis is also be entitled to the issuance of Stock Options to acquire an aggregate of 50,000 shares of common stock of the Company, exercisable for five years, subject to vesting. The options will be earned and vested (i) with respect to 20,000 shares of common stock on the date hereof, (ii) 5,000 shares of common stock upon the successful dual list of the Company on an international exchange such as SIX Zurich Stock Exchange or Euronext, (iii) 15,000 shares of common stock upon the successful up listing to a national exchange such as the Nasdaq, NYSE Euronext, TSX, AMEX or other, and (iv) with respect to 5,000 shares of common stock at each of the six (6) month anniversaries (July 1, 2019 and January 1, 2020). The exercise price of such options shall be the closing price of the Company on the date prior to such event.

Regulatory

The Company has commenced development, and the Company has completed the Statement of Work (SOW) for the Federal Communications Commission (“FCC”) survey to deploy the Company’s Guardian Global Tracking Device within the continental US. The Company has also completed their transmitters/transceivers modules feasibility research. Although the Company can use open channels, and therefore is not required to comply with various FCC regulations relevant to the system, the Company has chosen to comply, and is complying with FCC regulations. The FCC regulates the limits of potentially harmful interference to licensed transmitters due to low power unlicensed transmitters. The Guardian Patch/Sphere system consists of advanced security protocols in order to maintain the global, private, fully-secured network. In addition, the Guardian Patch device needs to perform communication tasks across the globe providing breakthrough tracking features. The Company successfully completed thorough research that involved security, performance and FCC regulations compliance. The Company completed the design and construction of the Guardian Patch/Sphere circuit prototype device. The Company has completed the construction of 10 prototype units, and performed intensive testing program to be tested as a complete system in designated areas by the Company.

Note 12 - Contingencies

Legal Proceedings

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business.  There is currently no litigation that management believes will have a material impact on the financial position of the Company.

On June 10, 2016, the Company entered into a consulting agreement with Waterford Group LLC (“Waterford”) pursuant to which the Company engaged Waterford to provide sales and marketing consulting and advisory services to the Company in consideration of 1,000 shares of restricted common stock of the Company (the “Shares”) and a common stock purchase warrant (the “Warrant”) to acquire 7,500 shares of restricted common stock of the Company at an exercise price of $225.00 per share for a period of five (5) years. 500 of the Shares were issued to Waterford upon the execution of the Agreement. The Warrant vested on a quarterly basis in eight (8) equal quarterly installments each in the amount of 938 shares each quarter during the term of the Agreement. The first quarterly installment vested upon the execution of the Agreement and each subsequent quarterly installment was to vest each quarter thereafter. The Company believes that Waterford is in default of its agreement, as it failed to perform or provide any services under the agreement. As such, the Company put Waterford on notice in writing that the Company did not issue shares or warrants during the third or fourth fiscal quarters of 2016 due to the default.

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

On or around January 23, 2017, the Company filed a complaint against Waterford and the Company’s Transfer Agent, in Superior Court of the State of California, County of Riverside. On February 1, 2017, the Company obtained a temporary restraining order that prohibits Waterford from (x) lifting the restricted legend from the 500 shares that it received in connection with signing the Agreement; (y) selling the 500 shares to another party; and, (z) from exercising the warrant on 938 shares that was issued and vested upon the execution of the Agreement. As ordered by the court, on February 9, 2017, the Company deposited a Corporate Surety Bond in the amount of $42,875 to secure the temporary restraining order. The Company agreed with Waterford to go to binding arbitration, which is currently being scheduled.

On or around February 27, 2017, the Company was issued a stay of the temporary restraining order barring its transfer agent from providing shares in connection with the exercise of the first Waterford warrant on 938 shares that was provided to Waterford in connection with the execution of the engagement letter that was executed by the parties on or around June 10, 2016. On October 12, 2018, the Waterford legal matter was settled in favor of the Company that resulted in the cancelation of Waterford’s 938 warrants and the cancelation of 500 shares of the Company’s common stock owned by Waterford.

On or around January 30, 2019, RWJ Advanced Marketing, LLC, Greg Bauer, and Warren Jackson sued the Company in Superior Court of the State of California - County of Los Angeles, General District in connection with the acquisition of UGopherServices in September 2017. The case number is 19STCV03320. The lawsuit alleges breach of contract, among other causes of action. The Company answered the complaint and filed a cross-complaint against the plaintiffs in the case and third parties on or around February 15, 2019.

On December 3, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with Discover Growth Fund, LLC pursuant to which the Company issued a Senior Secured Redeemable Convertible Debenture (the “Debenture”) in the aggregate face value of $8,340,000. In connection with the issuance of the Debenture and pursuant to the terms of the SPA, the Company issued a Common Stock Purchase Warrant to acquire up to 225,000 shares of common stock for a term of three years (the “Warrant”) on a cash-only basis at an exercise price of $100.00 per share with respect to 50,000 Warrant Shares, $75.00 with respect to 75,000 Warrant Shares and $50.00 with respect to 100,000 Warrant Shares. The holder may not exercise any portion of the Warrants to the extent that the holder would own more than 4.99% of the Company’s outstanding common stock immediately after exercise. The outstanding principal amount may be converted at any time into shares of the Company’s common stock at a conversion price equal to 95% of the Market Price less $5.00 (The conversion price is lowered by 10% upon the occurrence of each Triggering Event – the current conversion price is 75% of the Market Price less $5.00). The Market Price is the average of the 5 lowest individual daily volume weighted average prices during the period the Debenture is outstanding. On May 28, 2019, the Investor delivered to the Company a “Notice of Default and Notice of Sale of Collateral” (the “Notice”). In the Notice, the Investor declared that the Company was in default of the terms of the SPA. On May 30, 2019, in a letter to the Investor the Company disputed each of the purported “Trigger Events” and demanded the Investor retract the Notice. It is the Company’s position that the Notice is a further attempt by the Investor to mask its issues surrounding its recent conversion notice and resulting affiliate status and the investors ownership position in the Company as set forth above. The Investor responded that the Notice will not be withdrawn. In the Notice, the Investor declared all obligations under the SPA immediately due and payable. In the Notice, the Investor purported to establish 10:00 a.m. Eastern Time on Monday, June 24, 2019, as the date on which it intended to sell and dispose of the collateral securing the Debentures and said the sale would take place in St. Thomas, The Virgin Islands. On June 20, 2019, the United States District Court District of Nevada (the “Court”) granted an Order Granting Ex Parte Application for Temporary Restraining Order (Case Number: 2:19-cv-01039) in favor of the Company temporarily restraining the Investor from selling, foreclosing upon, encumbering, dissipating, or otherwise transferring any of the collateral referenced in the Notice and from conducting the sale currently referenced in the Notice.

The Company obtained injunction restraining the Investor from proceeding with the Sale of Collateral, (District Court District of Nevada - Case Number: 2:19-cv-01039) and filed its arbitration demand on Friday, June 7, 2019. On July 2, 2019, Honorable Philip Pro (Ret.) was appointed as Arbitrator in Gopher Protocol, Inc. vs. Discover Growth Fund, LLC (JAMS Ref# 1260005395).

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

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

GBT Technologies, S.A.

 On September 14, 2018, the Company entered into an Exclusive Intellectual Property License and Royalty Agreement (the “GBT License Agreement”) with GBT-CR, a fully compliant and regulated cryptocurrency exchange platform that currently operates in Costa Rica as a decentralized cryptocurrency platform, pursuant to which, among other things, the Company granted to GBT-CR an exclusive, royalty-bearing right and license relating intellectual property relating to systems and methods of converting electronic transmissions into digital currency as reflected in that certain patent filed with the United Stated Patent and Trademark Office on or about June 14, 2018 (EFS ID: 32893586; Application Number: 16008069; Type: Utility under 35 USC 111(a); Confirmation Number: 6787)(collectively, the “Digital Currently Technology”). Pursuant to the GBT License Agreement, the Company granted GBT-CR an exclusive worldwide license to use the Digital Currency Technology to make, use, sell, lease or otherwise commercialize and dispose of products and devices utilizing the Digital Currently Technology.

Under the terms of the GBT License Agreement, the Company is entitled to receive a royalty payment of 2% of gross revenue of each licensed product sold by GBT-CR during the period starting in which revenue is first generated using the licensed products and continuing for five years thereafter. Upon signing the GBT-CR License Agreement, GBT-CR paid the Company $300,000 which is nonrefundable. The Company has recognized the $300,000 as revenue during the years ended December 31, 2018. Upon GBT-CR making available for sale (the “Commercial Event”) an ICO (Initial Coin Offering) (the “Coin”), GBT-CR will make a payment to the Company in the amount of $5,000,000. Further, upon the Commercial Event, GBT-CR will grant the Company the ability to acquire 30% of the Coin at a 30% discount of such offering price of the Coin. The GBT License Agreement commenced as of the signing date and, unless terminated in accordance with the termination provisions of the GBT License Agreement, shall remain in force until the expiration of the patent pertaining to the Digital Currency Technology; provided that the right to use trade secrets shall survive the expiration of the GBT License Agreement provided the Company has not terminated. Prior to the signing of the GBT License Agreement, GBT-CR advanced $200,000 to the Company, which the parties have agreed will be applied toward the $5,000,000 fee when it becomes due. The $200,000 is recorded as unearned revenue at December 31, 2018 in the accompanying consolidated balance sheet.

 Note 13 – Concentrations

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments. There have been no losses in these accounts through June 30, 2019 and June 30, 2018.

Note 14 - Subsequent Events

Management has evaluated events that occurred subsequent to the end of the reporting period shown herein:

On July 8, 2019, the Company entered a Consulting Agreement with Glen Eagles Glen Eagles Acquisition LP (“Glen”) as consultant to provide services in connection with the Company’s acquisition of 25% of GBT Technologies, S.A., a Costa Rican corporation (“GBT-CR”). Consultant will provide analysis, interaction with related professional and other services as requested by the Company to integrate and expand capabilities between GBT-CR and the Company. The Company shall pay Glen $1,000,000 through the issuance of a 6% Convertible Note. At the election of Glen, the Convertible Note can be converted into a maximum of 2,000 shares of Series H Preferred Stock. Each share of Series H Preferred Stock is convertible, at the option of the holder but subject to the Company increasing its authorized shares of common stock, into such number of shares of common stock of the Company as determined by dividing the Stated Value ($500 per share) by the conversion price ($10.00 per share).  The Series H Preferred Stock has no liquidation preference, does not pay dividends and the holder of Series H Preferred Stock shall be entitled to one vote for each share of common stock that the Series H Preferred Stock may be convertible into. In addition, the Company enter into an Amendment of a Common Stock Purchase Warrant held by Glen to acquire nine million shares of common stock that had been assigned to Glen by Guardian Patch LLC. Pursuant to the amendment, the Company agreed to provide that the Common Stock Purchase Warrant may be exercised on a cashless basis and provided a beneficial ownership limitation of 4.99%.

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

On August 5, 2019, the Company changed its name from Gopher Protocol Inc. to GBT Technologies Inc. and effectuated a 1 for 100 reverse stock split.

As a result of the above mentioned reverse stock split, the Company issued 25,245,000 warrants to purchase shares of the Company’s common stock with exercise prices ranging from $0.50 to $2.70 per share as a result of an anti-dilutive clause in certain of the Company’s outstanding warrants.

The Company has issued $340,000 in notes payable to an investor.

On August 6, 2019, Mobiquity delivered a counter signed letter agreement dated August 2, 2019 pursuant to which the Company exchanged 120 million Mobiquity Warrants into 20 million shares of Mobiquity Common Stock, which will result in the Company holding 60 million shares of Mobiquity Common Stock or less than 10% of the issued and outstanding of Mobiquity maintaining the Company’s non-affiliate status (Mobiquity outstanding as per OTC Markets is presently 761,441,758).

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

This section of the report should be read together with Footnotes of the Company audited financials for the year ended December 31, 2018. The unaudited statements of operations for the six months ended June 30, 2019 and 2018 are compared in the sections below.

General Overview

GBT Technologies Inc. (the “Company”, “we”, “us”, “our”, “GBT”, or “GTCH”) was incorporated on July 22, 2009 under the laws of the State of Nevada and is headquartered in Santa Monica, California. The Company considers itself a Native IoT solutions creator, developing Internet of Things (IoT) and Artificial Intelligence enabled mesh network and asset tracking IoT mobile technology. The Company has a portfolio of Intellectual Property that when commercialized will include smart microchips, mobile application software and supporting cloud software. The system contemplates the creation of a global mesh network. The core of the system will be its advanced microchip technology that can be installed in any mobile or fixed device worldwide. The Company envisions this system as a low-cost, private and secure network between all enabled mobile devices providing shared processing, advanced mobile database management/sharing and enhanced mobile features.

Recent Developments

GBT Technologies, S.A. (“GBT-CR”)

On June 17, 2019, the Company, Altcorp Trading LLC, a Costa Rica company and a wholly-owned subsidiary of the Company (“Altcorp”), GBT Technologies, S.A., a Costa Rica company (“GBT-CR”) and Pablo Gonzalez, a shareholder’s representative of GBT-CR (“Gonzalez”), entered into and closed an Exchange Agreement (the “GBT Exchange Agreement”) pursuant to which the parties exchanged certain securities. In accordance with the Exchange Agreement, Altcorp acquired 625,000 shares of GBT-CR representing 25% of its issued and outstanding shares of common stock from Gonzalez in exchange for the issuance of 20,000 shares of Series H Convertible Preferred Stock of the Company and a Convertible Note in the principal amount of $10,000,000 issued by the Company (the “Gopher Convertible Note”) as well as the transfer and assignment of a Promissory Note payable by Gopher Protocol Costa Rica Sociedad De Responsabilidad Limitada to the Company in the principal amount of $5,000,000 dated February 6, 2019 (of which the underlying security for this Promissory Note is 30,000,000 restricted shares of common stock of Mobiquity) and 60,000,000 restricted shares of common stock of Mobiquity Technologies, Inc.

GBT-CR is in the business of the strategic management of BPO (Business Process Outsourcing) digital communications processing for enterprises and startups, distributed ledger technology development, AI development and fintech software development and applications.

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

Results of Operations:

Three months Ended June 30, 2019 and June 30, 2018

A comparison of the statements of operations for the three months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,		Change
	2019	2018	$	%

Sales	$12,431,774	$13,466,410	$(1,034,636)	-7.7%
Cost of goods sold	11,936,856	12,919,777	(982,921)	-7.6%
Gross profit	494,918	546,633	(51,715)	-9.5%
Operating expenses	2,010,459	7,623,377	(5,612,918)	-73.6%
Loss from operations	(1,515,541)	(7,076,744)	5,561,203	-78.6%
Other expense	(108,129,834)	(417,961)	(107,711,873)	25770.8%
Loss before provision for income taxes	(109,645,375)	(7,494,705)	(102,150,670)	1363.0%
Provision for income taxes	—	—	—
Net loss	$(109,645,375)	$(7,494,705)	$(102,150,670)	1363.0%

Sales for the three months ended June 30, 2019 were $12,431,774, compared to $13,466,410 for the three months ended June 30, 2018. The decrease of $1,034,636 or 7.7% is a result of the loss of some retail locations.

Our gross margins for the three months ended June 30, 2019 were 4.0%, compared to 4.0% for the same period in 2018. The change in the gross margin was not significant.

Operating expenses for the three months ended June 30, 2019 were $2,010,459, compared to $7,623,377 for the same period in 2018. The decrease of $5,512,918 or 73.6% is due to i) a decrease in common stock issued for services that went from $3,309,000 for the three months ended June 30, 2018 to $101,200 for the same period in 2019; ii) a decrease in warrants issued for services that went from $2,605,880 for the three months ended June 30, 2018 to $71,988 for the same period in 2019; iii) offset by a general increase in overhead due to the acquisitions of ECS and the hiring of senior level management personnel.

Other expense for the three months ended June 30, 2019 was $108,129,834, an increase of $107,711,873 from $417,961 for the same period in 2018. The increase is principally due to an increase in i) the change in the fair value of the derivative liability, ii) amortization of debt discounts, and interest and financing costs due to the increase in new convertible notes in late 2018 and 2019, and iii) unrealized loss on a marketable equity security.

Net loss for the three months ended June 30, 2019 was $109,645,375 compared to $7,494,705 for the same period in 2018 due to the factors described above.

Six months Ended June 30, 2019 and June 30, 2018

A comparison of the statements of operations for the six months ended June 30, 2019 and 2018 is as follows:

	Six Months Ended June 30,		Change
	2019	2018	$	%

Sales	$25,825,087	$21,371,016	$4,454,071	20.8%
Cost of goods sold	24,910,141	20,623,953	4,286,188	20.8%
Gross profit	914,946	747,063	167,883	22.5%
Operating expenses	6,322,030	21,732,533	(15,410,503)	-70.9%
Loss from operations	(5,407,084)	(20,985,470)	15,578,386	-74.2%
Other expense	(112,344,151)	(617,257)	(111,726,894)	18100.5%
Loss before provision for income taxes	(117,751,235)	(21,602,727)	(96,148,508)	445.1%
Provision for income taxes	—	—	—
Net loss	$(117,751,235)	$(21,602,727)	$(96,148,508)	445.1%

Sales for the six months ended June 30, 2019 were $25,825,087, compared to $21,371,016 for the six months ended June 30, 2018. The increase of $4,454,071 or 20.8% is a result of only four months of sales from ECS during the 2018 period compared to six months of sales from ECS during the 2019 period. ECS was purchased in March 2018 and sale were included from the acquisition date.

Our gross margins for the six months ended June 30, 2019 were 3.5%, compared to 3.5% for the same period in 2018. The change in the gross margin was not significant.

Operating expenses for the six months ended June 30, 2019 were $6,322,030, compared to $21,732,533 for the same period in 2018. The decrease of $15,410,503 or 70.9% is due to i) a decrease in common stock issued for services that went from $11,052,725 for the six months ended June 30, 2018 to $235,900 for the same period in 2019; ii) a decrease in warrants issued for services that went from $7,570,668 for the six months ended June 30, 2018 to $766,804 for the same period in 2019; iii) offset by a general increase in overhead due to the acquisitions of ECS and the hiring of senior level management personnel.

Other expense for the six months ended June 30, 2019 was $112,344,151, an increase of $111,726,894 from $617,257 for the same period in 2018. The increase is principally due to an increase in i) the change in the fair value of the derivative liability, ii) amortization of debt discounts, and interest and financing costs due to the increase in new convertible notes in late 2018 and 2019, and iii) unrealized loss on a marketable equity security.

Net loss for the six months ended June 30, 2019 was $117,751,235 compared to $21,602,727 for the same period in 2018 due to the factors described above.

Liquidity and Capital Resources

Our cash was $454,407 and $1,863,510 at June 30, 2019 and December 31, 2018, respectively. Cash used in operating activities during the six months ended June 30, 2019 was $5,265,601, compared to $3,177,654 during the same period in 2018. Significant differences exist between the periods, including common stock and warrants issued for services, amortization of intangible assets, amortization of debt discount, financing costs, and unrealized loss/realized gain on marketable equity securities. Our working capital position worsened going from a working capital deficit of $3,797,666 at December 31, 2018 to a working capital deficit of $111,631,458 at June 30, 2019, principally as a result of the increase in the derivative liability, and the increase in convertible notes and notes payable. Cash flows used in investing activities were $1,209,246 during the six months ended June 30, 2019, compared to $425,282 for the same period in 2018. The increase is due to the amount paid for an investment during the six months ended June 30, 2019. Cash from financing activities for the six months ended June 30, 2019 was $5,065,744, compared to $2,620,000 for the same period in 2018. The increase is due to the issuance of a convertible notes and notes payable during the six months ended June 30, 2019.

We sustained net losses of $117,751,235 for the six months ended June 30, 2019. In addition, we had a working capital deficit of $111,631,458 and accumulated deficit of $183,902,567 at June 30, 2019. We recently purchased the assets of RWJ Advanced Marketing, LLC in 2017, and ECS Prepaid LLC, Electronic Check Services, Inc. and Central States Legal Services, Inc. in 2018. RWJ and ECS have historically generated significant revenues which we expect to continue in the future. In addition, during the last half of 2018 and the first few months of 2019, the Company has raised approximately $9,500,000 of net proceeds through the issuance of convertible debt and notes payable (see discussion below). The Company will need to raise additional capital in the future of which there is no guarantee that the Company will be able to successfully raise such capital on acceptable terms. With the cash flow from operations from the recent acquisitions, the cash received from recent convertible debt and notes payable, the sale of marketable equity securities and additional cash anticipated to be raised in the near future, we believe we will have sufficient cash to meet our obligations for the next 12 months.

On December 3, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with an institutional investor (the “Investor”), pursuant to which the Company issued a Senior Secured Redeemable Convertible Debenture (the “Debenture”) in the aggregate face value of $8,340,000. The Debenture has a maturity date two years from the issuance date and the Company has agreed to pay compounded interest on the unpaid principal balance of the Debenture at the rate equal to the Wall Street Journal Prime Rate plus 2% per annum (Wall Street Journal Prime Rate plus 12% per annum upon the occurrence of a Triggering Event). Interest is payable on the date the applicable principal is converted or on maturity. The interest must be paid in cash and, in certain circumstances, may be paid in shares of common stock. In connection with the issuance of the Debenture and pursuant to the terms of the SPA, the Company issued a Common Stock Purchase Warrant to acquire up to 225,000 shares of common stock for a term of three years (the “Warrant”) on a cash-only basis at an exercise price of $100.00 per share with respect to 50,000 Warrant Shares, $75.00 with respect to 75,000 Warrant Shares and $50.00 with respect to 100,000 Warrant Shares. Pursuant to the terms of the SPA, the investor agreed to tender to the Company the sum of $7,500,000, of which the Company received the sum of $4,500,000 as of the closing, $1,000,000 on January 4, 2019, $1,000,000 on February 5, 2019 and $1,000,000 on March 5, 2019. As of the closing, the face value of the Debenture was $5,004,000.00; as of the first month’s anniversary of the closing, the face value of the Debenture increased to $6,116,000.00; as of the second month’s anniversary of the closing, the face value of the Debenture increased to $7,228,000.00; and as of the third month’s anniversary of the closing, the face value of the Debenture increased to $8,340,000.00. As of the closing, the number of Warrant Shares was 135,000; as of the first month’s anniversary of the closing, the number of Warrant Shares increased to 165,000; as of the second month’s anniversary of the closing, the number of Warrant Shares increased to 195,000; as of the third month’s anniversary of the closing, the number of Warrant Shares increased to 225,000.

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

Revenue from providing IT services, sale of phones, phone card products, prepaid cellular phone minutes and cellular activation services are recognized under Topic 606 in a manner that reasonably reflects the delivery of its services and products to customers in return for expected consideration and includes the following elements:

•	executed contracts with the Company’s customers that it believes are legally enforceable;
•	identification of performance obligations in the respective contract;
•	determination of the transaction price for each performance obligation in the respective contract;
•	allocation the transaction price to each performance obligation; and
•	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to each of the Company’s revenue category, is summarized below:

•	IT services - revenue is recorded on a monthly basis as services are provided;
•	Sale of phones, phone card products, prepaid cellular phone minutes and cellular activation – revenue is recognized at the time of sale to the customer; and
•	License fees and Royalties – revenue is recognized based on the terms of the agreement with its customer.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of June 30, 2019 and December 31, 2018, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

Fair Value Measurements

The Company applies the provisions of ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology use one or more unobservable inputs which are significant to the fair value measurement.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2019, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business.  There is currently no litigation that management believes will have a material impact on the financial position of the Company.

On June 10, 2016, the Company entered into a consulting agreement with Waterford Group LLC (“Waterford”) pursuant to which the Company engaged Waterford to provide sales and marketing consulting and advisory services to the Company in consideration of 1,000 shares of restricted common stock of the Company (the “Shares”) and a common stock purchase warrant (the “Warrant”) to acquire 7,500 shares of restricted common stock of the Company at an exercise price of $225.00 per share for a period of five (5) years. 500 of the Shares were issued to Waterford upon the execution of the Agreement. The Warrant vested on a quarterly basis in eight (8) equal quarterly installments each in the amount of 938 shares each quarter during the term of the Agreement. The first quarterly installment vested upon the execution of the Agreement and each subsequent quarterly installment was to vest each quarter thereafter. The Company believes that Waterford is in default of its agreement, as it failed to perform or provide any services under the agreement. As such, the Company put Waterford on notice in writing that the Company did not issue shares or warrants during the third or fourth fiscal quarters of 2016 due to the default. On or around January 23, 2017, the Company filed a complaint against Waterford and the Company’s Transfer Agent, in Superior Court of the State of California, County of Riverside. On February 1, 2017, the Company obtained a temporary restraining order that prohibits Waterford from (x) lifting the restricted legend from the 500 shares that it received in connection with signing the Agreement; (y) selling the 500 shares to another party; and, (z) from exercising the warrant on 938 shares that was issued and vested upon the execution of the Agreement. As ordered by the court, on February 9, 2017, the Company deposited a Corporate Surety Bond in the amount of $42,875 to secure the temporary restraining order. On or around February 27, 2017, the Company was issued a stay of the temporary restraining order barring its transfer agent from providing shares in connection with the exercise of the first Waterford warrant on 938 shares that was provided to Waterford in connection with the execution of the engagement letter that was executed by the parties on or around June 10, 2016. On October 12, 2018, the Waterford legal matter was settled in favor of the Company that resulted in the cancelation of Waterford’s 938 warrants and the cancelation of 500 shares of the Company’s common stock owned by Waterford.

On January 21, 2018, RWJ Advanced Marketing, LLC et al filed a complaint against the Company et al claiming breach of contract among other claims. On February 13, 2019, the Company answered such claim and filed a cross complaint against RWJ Advanced Marketing, LLC, Gregory Bauer and Robert Warren Jackson claiming fraud among other items. The case is being heard in the Superior Court of the State of California for the County of Los Angeles – Central District. The case number is 19STCV03320. The Company answered the complaint and filed a cross-complaint against the plaintiffs in the case and third parties on or around February 15, 2019.

On December 3, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with Discover Growth Fund, LLC pursuant to which the Company issued a Senior Secured Redeemable Convertible Debenture (the “Debenture”) in the aggregate face value of $8,340,000. In connection with the issuance of the Debenture and pursuant to the terms of the SPA, the Company issued a Common Stock Purchase Warrant to acquire up to 225,000 shares of common stock for a term of three years (the “Warrant”) on a cash-only basis at an exercise price of $100.00 per share with respect to 50,000 Warrant Shares, $75.00 with respect to 75,000 Warrant Shares and $50.00 with respect to 100,000 Warrant Shares. The holder may not exercise any portion of the Warrants to the extent that the holder would own more than 4.99% of the Company’s outstanding common stock immediately after exercise. The outstanding principal amount may be converted at any time into shares of the Company’s common stock at a conversion price equal to 95% of the Market Price less $5.00 (The conversion price is lowered by 10% upon the occurrence of each Triggering Event – the current conversion price is 75% of the Market Price less $5.00). The Market Price is the average of the 5 lowest individual daily volume weighted average prices during the period the Debenture is outstanding. On May 28, 2019, the Investor delivered to the Company a “Notice of Default and Notice of Sale of Collateral” (the “Notice”). In the Notice, the Investor declared that the Company was in default of the terms of the SPA. On May 30, 2019, in a letter to the Investor the Company disputed each of the purported “Trigger Events” and demanded the Investor retract the Notice. It is the Company’s position that the Notice is a further attempt by the Investor to mask its issues surrounding its recent conversion notice and resulting affiliate status and the investors ownership position in the Company as set forth above. The Investor responded that the Notice will not be withdrawn. In the Notice, the Investor declared all obligations under the SPA immediately due and payable. In the Notice, the Investor purported to establish 10:00 a.m. Eastern Time on Monday, June 24, 2019, as the date on which it intended to sell and dispose of the collateral securing the Debentures and said the sale would take place in St. Thomas, The Virgin Islands. On June 20, 2019, the United States District Court District of Nevada (the “Court”) granted an Order Granting Ex Parte Application for Temporary Restraining Order (Case Number: 2:19-cv-01039) in favor of the Company temporarily restraining the Investor from selling, foreclosing upon, encumbering, dissipating, or otherwise transferring any of the collateral referenced in the Notice and from conducting the sale currently referenced in the Notice.

The Company obtained injunction retraining the Investor from proceeding with the Sale of Collateral, (District Court District of Nevada - Case Number: 2:19-cv-01039) and filed its arbitration demand on Friday, June 7, 2019. On July 2, 2019, Honorable Philip Pro (Ret.) was appointed as Arbitrator in Gopher Protocol, Inc. vs. Discover Growth Fund, LLC (JAMS Ref# 1260005395).

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 17, 2019, the Company, Altcorp Trading LLC, a Costa Rica company and a wholly-owned subsidiary of the Company (“Altcorp”), GBT Technologies, S.A., a Costa Rica company (“GBT”) and Pablo Gonzalez, a shareholder’s representative of GBT (“Gonzalez”), entered into and closed an Exchange Agreement (the “GBT Exchange Agreement”) pursuant to which the parties exchanged certain securities. In accordance with the Exchange Agreement, Altcorp acquired 625,000 shares of GBT representing 25% of its issued and outstanding shares of common stock from Gonzalez in exchange for the issuance of 20,000 shares of Series H Convertible Preferred Stock of the Company and a Convertible Note in the principal amount of $10,000,000 issued by the Company (the “Gopher Convertible Note”) as well as the transfer and assignment of a Promissory Note payable by Gopher Protocol Costa Rica Sociedad De Responsabilidad Limitada to the Company in the principal amount of $5,000,000 dated February 6, 2019 and 60,000,000 restricted shares of common stock of Mobiquity Technologies, Inc.

The Gopher Convertible Note bears interest of 6% per annum and is payable at maturity on December 31, 2021. At the election of Gonzalez, the Gopher Convertible Note can be converted into a maximum of 20,000 shares of Series H Preferred Stock. Each share of Series H Preferred Stock is convertible, at the option of the holder but subject to the Company increasing its authorized shares of common stock, into such number of shares of common stock of the Company as determined by dividing the Stated Value ($500 per share) by the conversion price ($0.10 per share).  The Series H Preferred Stock has no liquidation preference, does not pay dividends and the holder of Series H Preferred Stock shall be entitled to one vote for each share of common stock that the Series H Preferred Stock may be convertible into. Upon conversion of the Gopher Convertible Note and the 40,000 shares of Series H Preferred Stock, Gonzalez would be entitled to less than 50% of the resulting outstanding shares of common stock of the Company following conversion in full and, as a result, such transaction is not considered a change of control.

GBT is in the business of the strategic management of BPO (Business Process Outsourcing) digital communications processing for enterprises and startups, distributed ledger technology development, AI development and fintech software development and applications.

Among other representations, the GBT Exchange Agreement contemplates that the Board of Directors of the Company may authorized a reverse spilt of up to 200:1 and appoint two representatives of Gonzalez to the Board of Directors. The Board of Directors also approved the incorporation of Altcorp, a wholly owned subsidiary of the Company to hold certain assets, as well as the incorporation of an additional wholly owned subsidiary, which is currently in formation.

On July 8, 2019, the Company entered a Consulting Agreement with Glen Eagles Glen Eagles Acquisition LP (“Glen”) as consultant to provide services in connection with the Company’s acquisition of 25% of GBT Technologies, S.A., a Costa Rican corporation (“GBT”). Consultant will provide analysis, interaction with related professional and other services as requested by the Company to integrate and expand capabilities between GBT and GOPH. The Company shall pay Glen $1,000,000 through the issuance of a 6% Convertible Note. At the election of Glen, the Convertible Note can be converted into a maximum of 2,000 shares of Series H Preferred Stock. Each share of Series H Preferred Stock is convertible, at the option of the holder but subject to the Company increasing its authorized shares of common stock, into such number of shares of common stock of the Company as determined by dividing the Stated Value ($500 per share) by the conversion price ($0.10 per share).  The Series H Preferred Stock has no liquidation preference, does not pay dividends and the holder of Series H Preferred Stock shall be entitled to one vote for each share of common stock that the Series H Preferred Stock may be convertible into. In addition, the Company enter into an Amendment of a Common Stock Purchase Warrant held by Glen to acquire nine million shares of common stock that had been assigned to Glen by Guardian Patch LLC. Pursuant to the amendment, the Company agreed to provide that the Common Stock Purchase Warrant may be exercised on a cashless basis and provided a beneficial ownership limitation of 4.99%.

The above offer and sale of the securities were made under the exemption contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). No advertising or general solicitation was employed in offerings the securities. The offers and sales were made to accredited investors and transfer of the securities was restricted by the Company in accordance with the requirements of the Securities Act.

None.

Item 3. Defaults Upon Senior Securities

On May 28, 2019, the Investor delivered to the Company a “Notice of Default and Notice of Sale of Collateral” (the “Notice”). In the Notice, the Investor declared that the Company was in default of the terms of the SPA.

The Company obtained injunction retraining the Investor from proceeding with the Sale of Collateral, (District Court District of Nevada - Case Number: 2:19-cv-01039) and filed its arbitration demand on Friday, June 7, 2019. On July 2, 2019, Honorable Philip Pro (Ret.) was appointed as Arbitrator in Gopher Protocol, Inc. vs. Discover Growth Fund, LLC (JAMS Ref# 1260005395).

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1	Certificate of Incorporation of Forex International Trading Corp. (6)
3.2	Bylaws of Forex International Trading Corp. (6)
3.3	Certificate of Designation for Series A Preferred Stock (14)
3.4	Certificate of Designation for Series B Preferred Stock (21)
3.5	Certificate of Designation – Series C Preferred Stock (22)
3.6	Amendment to the Certificate of Designation for the Series B Preferred Stock (25)
3.7	Amendment to the Certificate of Designation for the Series C Preferred Stock(25)
3.8	Certificate of Change filed pursuant to NRS 78.209 (31)
3.9	Articles of Merger filed pursuant to NRS 92.A.200 (31)
3.10	Certificate of Amendment to the Articles of Incorporation of Gopher Protocol Inc. (34)
3.11	Certificate of Change dated July 10, 2019 (67)
3.12	Articles of Merger by and between Gopher Protocol Inc. and GBT Technologies Inc. dated July 10, 2019(67)
3.13	Certificate of Correction to the Certificate of Change (68)
3.14	Certificate of Correction to the Articles of Merger by and between Gopher Protocol Inc. and GBT Technologies Inc. dated July 10, 2019 (68)
4.1	Convertible Promissory Note issued by the Company to ATL dated July 8, 2010 (3)
4.2	Secured and Collateralized Promissory Note issued by ATL to the Company dated July 8, 2010 (3)
4.3	Collateral and Security Agreement by and between Forex International Trading Group and ATL dated July 7, 2010 (3)
4.4	Promissory Note issued to Rasel Ltd. Dated October 6, 2009(7)
4.5	Promissory Note issued to Rasel Ltd. Dated October 20, 2009 (7)
4.6	Letter Agreement between Rasel Ltd. and Forex International Trading Corp. dated January 22, 2011 (8)
4.7	Letter Agreement by and between Forex International Trading Group and ATL dated November 8, 2010 (9)
4.8	6% Convertible Note issued to APH (11)
4.9	6% Convertible Debenture issued to HAM dated April 5, 2011 (14)
4.10	Promissory Note dated November 30, 2011 issued to Cordellia dioxo. in the amount of $1,000,000 (18)
4.11	$500,000 Convertible Promissory Note issued by Forex International Trading Corp. (23)
4.12	$400,000 Secured and Collateralized Promissory Note issued by Vulcan Oil & Gas Inc. (23)
4.13	Securities Purchase Agreement dated July 24, 2013 entered with Asher Enterprise Inc. (26)
4.14	Convertible Promissory Note issued to Asher Enterprises Inc. (26)
4.15	10% Convertible Debenture issued to GV Global Communications Inc. (30)
4.16	Amendment to 10% Convertible Promissory Debenture held by GV Global Communications, Inc. (32)

4.17	Series D Preferred Stock Certificate of Designation (32)
4.18	Common Stock Purchase Warrant (40)
4.19	6% Convertible Promissory Note issued by the Company to Guardian Patch LLC dated May 23, 2017 (41)
4.20	Securities Purchase Agreement entered with Crown Bridge Partners, LLC dated June 9, 2017 (42)
4.21	Convertible Promissory Note dated June 9, 2017 issued to Crown Bridge Partners LLC (42)
4.22	Convertible Promissory Note Back End Note dated June 9, 2017 issued to Crown Bridge Partners LLC (42)
4.23	Collateralized Secured Promissory Note Back End Note dated June 9, 2017 issued to Crown Bridge Partners LLC (42)
4.24	Securities Purchase Agreement entered with Eagle Equities, LLC dated June 9, 2017 (42)
4.25	Convertible Promissory Note issued to Eagle Equities, LLC dated June 9, 2017 (42)
4.26	Convertible Promissory Note issued to Eagle Equities, LLC dated June 9, 2017 (Back End Note) (42)
4.27	Form of Collateralized Secured Promissory Note dated June 9, 2017 issued by Eagle Equities, LLC (42)

4.28	Convertible Promissory Note dated June 7, 2017 issued to JSJ Investments Inc. (42)
4.29	Convertible Promissory Note dated June 29, 2017 issued to JSJ Investments Inc. (44)
4.30	Form of Warrant issued to Robert Warren Jackson, Gregory Bauer, Michael Murray and Guardian Patch, LLC dated September 1, 2017 (45)
4.31	Balloon Note payable by Gopher Protocol Inc. to RWJ Advanced Marketing, LLC dated September 1, 2017 (45)
4.32	Securities Purchase Agreement entered with Eagle Equities, LLC dated September 13, 2017 (46)
4.33	Convertible Promissory Note issued to Eagle Equities, LLC dated September 13, 2017(46)
4.34	Convertible Promissory Note issued to Eagle Equities, LLC dated September 13, 2017 (Back End Note) (46)
4.35	Form of Collateralized Secured Promissory Note dated September 13, 2017 issued by Eagle Equities, LLC(46)
4.36	Securities Purchase Agreement dated October 2, 2017 between Gopher Protocol Inc. and Power Up Lending Group Ltd. (47)

4.37	Convertible Promissory Note dated October 2, 2017 issued to Power Up Lending Group Ltd. (47)
4.38	Securities Purchase Agreement entered with Labrys Fund, LP dated October 26, 2017 (49)
4.39	Convertible Promissory Note issued to Labrys Fund, LP dated October 26, 2017 (49)
4.40	Rescission Agreement entered between Gopher Protocol Inc. and Crown Bridge Partners, LLC dated October 23, 2017 (49)
4.41	Securities Purchase Agreement by and between Gopher Protocol Inc. and Eagle Equities, LLC dated December 29, 2017 (50)
4.42	Common Stock Purchase Warrant issued to Eagle Equities, LLC dated December 29, 2017 (50)
4.43	Certificate of Designation of the Preferences, Rights and Limitations of the Series G Convertible Preferred Stock (51)
4.44	Form of Securities Purchase Agreement entered with Bellridge Capital, LLC (52)
4.45	10% Convertible Debenture issued to Bellridge Capital, LLC dated March 2, 2018 (52)
4.46	Common Stock Purchase Warrant issued to Bellridge Capital, LLC dated March 2, 2018 (52)
4.47	Form of Warrant issued to Derron Winfrey, Dennis Winfrey, Mark Garner and JIL Venture dated March 1, 2018 (53)

4.48	Note payable by Gopher Protocol Inc. to ECS, LLC dated March 1, 2018 (53)
4.49	10% Convertible Debenture issued to Bellridge Capital, LP dated April 9, 2018 (54)
4.50	Common Stock Purchase Warrant issued to Bellridge Capital, LP dated April 9, 2018 (54)
4.51	Stock Option issued to Kevin Pickard dated April 16, 2018 (55)
4.52	Stock Option issued to Muhammad Khilji dated April 25, 2018 (56)
4.53	Securities Purchase Agreement by and between Gopher Protocol Inc. and Eagle Equities, LLC dated May 4, 2018 (57)
4.54	Series H Convertible Preferred Stock Certificate of Designation (65)
4.55	6% Convertible Note payable to Pablo Gonzalez dated June 17, 2019 (65)
4.56	Convertible Note payable to Glen Eagles Acquisition LP (66)
4.57	Amendment to Common Stock Purchase Warrant between Gopher Protocol Inc. and Glen Eagles Acquisition LP (66)
10.1	Software Licensing Agreement dated April 12, 2010, by and between Forex International Trading Corp and Triple (1)
10.2	Employment Agreement dated April 23, 2010, by and between Forex International Trading Corp and Darren Dunckel (2)
10.3	Letter Agreement by and between Forex International Trading Corp. and Anita Atlas, dated July 29, 2010 (4)
10.4	Letter Agreement by and between Forex International Trading Corp. and Stewart Reich, dated July 29, 2010 (4)
10.5	Letter Agreement by and between Forex International Trading Corp. and Mr. William Glass, dated August 6, 2010 (5)
10.6	Share Exchange Agreement by and between Forex International Trading Corp. and APH (10)

10.7	Letter Agreement by and between Forex International Trading Corp., APH, Medirad Inc. and Rasel Ltd. (11)
10.8	Letter Amendment by and between Forex International Trading Corp. and William Glass, dated March 4, 2011 (13)
10.9	Letter Amendment by and between Forex International Trading Corp. and Stewart Reich, dated March 4, 2011 (13)
10.10	Employment Agreement by and between Forex International Trading Corp. and Liat Franco, dated March 7, 2011 (13)
10.11	Agreement between Forex International Trading Corp. and APH dated April 5, 2011 (14)
10.12	Conversion Agreement between MP and Forex International Trading Corp. dated April 5, 2011 (14)
10.13	Share Exchange Agreement between Forex International Trading Corp. and dated April 5, 2011 (14)
10.14	Agreement to Unwind and Mutual Release dated as of July 11, 2011 by and between Forex International Trading Corp., Forex NYC and Wheatley Investment Agreement by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)
10.15	Registration Rights Agreement with Centurion by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)
10.16	Intentionally Left Blank
10.17	Settlement Agreement by and between Forex International Trading Corp., A.T. Limited, Watford Holding Inc. and James Bay Holdings, Inc. dated November 1, 2011 (17)
10.18	Settlement and Foreclosure Agreement between Forex International Trading Corp., AP Holdings Limited, H.A.M Group Limited and Cordellia d.o.o.(18)
10.19	Annulment of Share Purchase Agreement dated December 5, 2011 between Triple 8 Limited, AP Holdings Limited, H.A.M Group Limited and 888 Markets (Jersey) Limited (18)
10.20	Promissory Note issued to Forex International Trading Corp. dated December 13, 2011 (19)
10.21	Stock Pledge Agreement executed by Fortune Market Media Inc. dated December 13, 2011 (19)
10.22	Conversion Agreement between the Company and GV Global Communications, Inc. (22)
10.23	Agreement by and between and Direct JV Investments Inc., Forex International Trading Corporation and Vulcan Oil & Gas Inc. dated January 7, 2013 (23)
10.24	Evaluation License Agreement dated September 2, 2013, by and between Forex International Trading Corp and Micrologic Design Automation, Inc. (27)
10.25	Letter Agreement dated January 2, 2014, by and between Forex International Trading Corp and Micrologic Design Automation, Inc. (28)
10.26	Settlement Agreement by and between Forex International Trading Corp. and Leova Dobris dated November 14, 2014 (29)
10.27	Exchange Agreement by and between Forex International Trading Corp. and Vladimir Kirish dated January 22, 2015 (30)
10.28	Exchange Agreement by and between Forex International Trading Corp. and GV Global Communications Inc. dated January 22, 2015 (30)

10.29	Agreement by and between Forex International Trading Corp. and Fleming PLLC dated January 22, 2015 (30)
10.30	Territorial License Agreement dated March 4, 2015, by and between Gopher Protocol Inc. and Hermes Roll LLC (32)
10.31	Amended and Restated Territorial License Agreement dated June 16, 2015 by and between Gopher Protocol Inc. and Hermes Roll LLC (35)
10.32	Letter Agreement dated August 20, 2015 by and between Gopher Protocol Inc. and Dr. Danny Rittman (36)
10.33	Consulting Agreement dated August 11, 2015, by and between Gopher Protocol Inc. and Michael Korsunsky (37)
10.34	Letter Agreement dated March 14, 2016 by and between Gopher Protocol Inc. and Dr. Danny Rittman. (38)
10.35	Amended and Restated Employment Agreement by and between Gopher Protocol Inc. and Dr. Danny Rittman dated April 19, 2016 (39)
10.36	Consulting Agreement dated September 10, 2016, by and between Gopher Protocol Inc. and Waterford Group LLC (40)
10.37	Conversion Agreement between the Company and Guardian Patch LLC dated May 23, 2017 (41)
10.38	Lock-Up and Leak-Out Agreement between the Company and Guardian Patch LLC dated June 26, 2017 (43)
10.39	Lock-Up and Leak-Out Agreement between the Company and Stanley Hills LLC dated June 29, 2017 (43)
10.40	Letter Agreement between the Company and Danny Rittman dated June 29, 2017 (43)
10.41	Asset Purchase Agreement between Gopher Protocol Inc. and RWJ Advanced Marketing, LLC dated September 1, 2017 (45)
10.42	Addendum to Asset Purchase Agreement between Gopher Protocol Inc. and RWJ Advanced Marketing, LLC dated September 1, 2017 (45)
10.43	Employment Agreement between Gopher Protocol Inc. and Gregory Bauer dated September 1, 2017 (45)

10.44	Consulting Agreement between Gopher Protocol Inc. and Guardian Patch, LLC dated September 1, 2017 (45)
10.45	Rescission Agreement between Gopher Protocol Inc. and Eagle Equities LLC dated December 31, 2017 (51)
10.46	Amendment of Lock-Up and Leak-Out Agreement between Gopher Protocol Inc. and Stanley Hills, LLC dated December 29, 2017(51)
10.47	Amendment of Lock-Up and Leak-Out Agreement between Gopher Protocol Inc. and Guardian Patch, LLC dated December 29, 2017(51)
10.48	Asset Purchase Agreement between Gopher Protocol Inc. and ECS Prepaid LLC dated March 1, 2018 (53)
10.49	Employment Agreement between Gopher Protocol Inc. and Derron Winfrey dated March 1, 2018(53)
10.50	Employment Agreement between Gopher Protocol Inc. and Mark Garner dated March 1, 2018(53)
10.51	Consulting Agreement between Gopher Protocol Inc. and J.I.L. Venture LLC dated March 1, 2018(53)
10.52	Executive Retention Agreement by and between Gopher Protocol Inc. and Kevin Pickard dated April 16, 2018 (55)
10.53	Indemnification Agreement by and between Gopher Protocol Inc. and Kevin Pickard dated April 16, 2018 (55)
10.54	Director Agreement by and between Gopher Protocol Inc. and Muhammad Khilji dated April 25, 2018 (56)
10.55	Indemnification Agreement by and between Gopher Protocol Inc. and Muhammad Khilji dated April 25, 2018 (56)
10.56	Director Agreement by and between Gopher Protocol Inc. and Robert Yaspan dated May 17, 2018 (58)
10.57	Director Agreement by and between Gopher Protocol Inc. and Judit Nagypal dated May 17, 2018 (58)
10.58	Director Agreement by and between Gopher Protocol Inc. and Ambassador Siegel dated May 17, 2018 (58)
10.59	Director Agreement by and between Gopher Protocol Inc. and Eva Bitter dated June 18, 2018 (59)
10.60	Employment Agreement by and between Gopher Protocol Inc. and Douglas L. Davis dated July 23, 2018 (60)
10.61	Director Agreement by and between Gopher Protocol Inc. and Mitchell K. Tavera dated July 31, 2018 (61)
10.62	Agreement between Gopher Protocol Inc. and Mobiquity Technologies, Inc. dated September 4, 2018 (62)
10.63	Consulting Agreement between Gopher Protocol Inc. and Consul Group RE 2021, SRL dated September 5, 2018 (62)

10.64	Exclusive Intellectual Property License and Royalty Agreement between Gopher Protocol Inc. and GBT Technologies, S.A. dated September 14, 2018 (63)
10.65	Letter Agreement between Gopher Protocol Inc. and Dr. Danny Rittman dated September 14, 2018 (63)
10.66	Exchange Agreement entered into between Gopher Protocol Inc., Altcorp Trading LLC, GBT Technologies, S.A., a Costa Rica company and Pablo Gonzalez dated June 17, 2019 (65)
10.67	Consulting Agreement entered into between Gopher Protocol Inc. and Glen Eagles Acquisition LP (66)
10.68	Letter Agreement between Mobiquity Technologies, Inc. and GBT Technologies Inc. executed August 2, 2019 Delivered August 6, 2019 (69)
16.1	Letter from Alan R. Swift, CPA, P.A. (33)
16.2	Letter from Anton & Chia, LLP (48)
21.1	List of Subsidiaries (70)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2010
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 28, 2010
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 13, 2010
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 3, 2010
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 9, 2010
(6)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 9, 2009.
(7)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on November 2, 2009.
(8)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on January 29, 2010.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 22, 2010

(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 17, 2010
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2011
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 2, 2011
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 9, 2011
(14)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 6, 2011
(15)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 20, 2011
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 29, 2011
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 9, 2011
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 12, 2011
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 16, 2011
(20)	Incorporated by referenced to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 13, 2012
(21)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 14, 2012
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 27, 2012.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 9, 2013.
(24)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2013.
(25)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 20, 2012.
(26)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 1, 2013.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 4, 2013.
(28)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2014.

(29)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 20, 2014
(30)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 27, 2015
(31)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 18, 2015
(32)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 12, 2015
(33)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 24, 2015
(34)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 1, 2015
(35)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 16, 2015
(36)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 21, 2015
(37)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 28, 2015
(38)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2016
(39)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2016
(40)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 13, 2016
(41)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 26, 2017
(42)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 13, 2017
(43)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 30, 2017
(44)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 7, 2017
(45)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 7, 2017
(46)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 22, 2017
(47)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 10, 2017
(48)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 27, 2017
(49)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 30, 2017
(50)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 2, 2018

(51)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2018
(52)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 6, 2018
(53)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 21, 2018
(54)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 13, 2018
(55)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 18, 2018
(56)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 26, 2018.
(57)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 8, 2018.
(58)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 22, 2018.
(59)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 22, 2018.
(60)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 24, 2018.
(61)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 31, 2018.
(62)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 9, 2018.
(63)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 18, 2018.
(64)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 13, 2018.
(65)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on June 19, 2019.
(66)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on July 12, 2019.
(67)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on July 15, 2019.
(68)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 5, 2019.
(69)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 7, 2019.
(70)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 15, 2019.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

GOPHER PROTOCOL INC. (Registrant)

Date: August 19, 2019	By:	/s/ Douglas Davis
Douglas Davis
Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2019	By:	/s/ Kevin Pickard
Kevin Pickard
Chief Financial Officer (Principal Financial and Accounting Officer)

