Form 10-Q
period 2019-09-30
GBT Technologies Inc.
filed 2019-11-19
CIK 1471781

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: Not applicable.

Title of each class	Trading Symbol	Name of each exchange on which registered
Not applicable.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.00001 par value	14,455,569 Common Shares
(Class)	(Outstanding at November 14, 2019)

1

GBT TECHNOLOGIES INC.

Item 1: Condensed consolidated financial statements

GBT TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	September 30	December 31,
	2019	2018
	(unaudited)
Current Assets:
Cash	$189,907	$1,863,510
Accounts receivable	—	40,466
Prepaid expenses and other current assets	281,250	27,602
Marketable equity security	1,050,000	4,200,000
Assets of discontinued operations	—	4,223,011
Total current assets	1,521,157	10,354,589

Property and equipment, net	136,881	191,094
Convertible note receivable	4,000,000
Marketable equity security	—	14,000,000
Equity investment	32,283,568	—

Total assets	$37,941,606	$24,545,683

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses (including related parties of $711,042 and $312,052)	$2,704,969	$1,431,425
Unearned revenue	252,309	257,848
Due to Guardian LLC (related party)	—	702,483
Convertible notes payable, net of discount of $0 and $3,233,124	5,410,000	198,076
Note payable, net of discount of $123,287 and $744	5,330,530	2,699,256
Derivative liability	20,905,848	3,833,506
Liabilities of discontinued operations	—	906,700
Total current liabilities	34,603,656	10,029,294

Convertible notes payable	11,000,000	—

Total liabilities	45,603,656	10,029,294

Contingencies	—	—

Stockholders' Equity (Deficit):
Series B Preferred stock, $0.00001 par value; 20,000,000 shares authorized;
45,000 and 45,000 shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Series C Preferred stock, $0.00001 par value; 10,000 shares authorized;
700 and 700 shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Series D Preferred stock, $0.00001 par value; 100,000 shares authorized;
0 and 0 shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Series G Preferred stock, $0.00001 par value; 2,000,000 shares authorized;
0 and 0 shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Series H Preferred stock, $0.00001 par value ($500.00 stated value); 40,000 shares authorized;
20,000 shares issued and outstanding at September 30, 2019	—	—
Common stock, $0.00001 par value; 100,000,000,000 shares authorized;
1,970,137 and 1,822,243 shares issued and outstanding at September 30, 2019 and December 31, 2018	4,164	3,822
Treasury stock, at cost; 1,040 shares at September 30, 2019 and December 31, 2018	(643,059)	(643,059)
Stock loan receivable	(7,610,147)	—
Additional paid in capital	225,892,607	81,306,958
Accumulated deficit	(225,305,615)	(66,151,332)
Total stockholders' equity (deficit)	(7,662,050)	14,516,389
Total liabilities and stockholders' equity (deficit)	$37,941,606	$24,545,683

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Sales:
Sales	$4,422,800	$3,727,041	$14,180,761	$8,935,506
Related party sales	45,000	90,000	135,000	135,000
Total sales	4,467,800	3,817,041	14,315,761	9,070,506

Cost of goods sold	4,220,843	3,291,800	13,569,709	8,136,517

Gross profit	246,957	525,241	746,052	933,989

Operating expenses:
General and administrative expenses	122,615,570	3,099,671	127,373,766	13,278,674
Marketing expenses	82,770	106,305	800,594	376,806
Acquisition costs	—	—	150,000	10,966,791
Buyout of joint venture agreement (related party)	—	11,750,000		11,750,000
Impairment of assets	—	7,132,286		7,132,286
Total operating expenses	122,698,340	22,088,262	128,324,360	43,504,557

Loss from operations	(122,451,383)	(21,563,021)	(127,578,308)	(42,570,568)

Other income (expense):
Amortization of debt discount	(4,165,716)	(379,679)	(6,745,837)	(849,802)
Change in fair value of derivative liability	88,275,752	(2,440,383)	(13,614,981)	(2,458,506)
Interest expense and financing costs	(490,265)	(160,726)	(6,414,500)	(289,737)
Unrealized loss on marketable equity security	(792,405)	—	(6,475,317)	—
Realized gain (loss) on disposal of marketable equity security	(3,673,595)	—	(90,683)	—
Equity income (loss) in investment	620,127	(173,648)	583,568	(173,648)
Interest income	93,750	—	281,250	—
Total other income (expense)	79,867,648	(3,154,436)	(32,476,500)	(3,771,693)

Loss before income taxes	(42,583,735)	(24,717,457)	(160,054,808)	(46,342,261)

Income tax expense	—	—	—	—

Loss from continuing operations	(42,583,735)	(24,717,457)	(160,054,808)	(46,342,261)

Discontinued operations:
Loss from operations of discontinued operations	(201,116)	(122,283)	(481,278)	(100,206)
Gain on disposition of discontinued operations	1,381,803	—	1,381,803	—
	1,180,687	(122,283)	900,525	(100,206)

Net loss	$(41,403,048)	$(24,839,740)	$(159,154,283)	$(46,442,467)

Weighted average common shares outstanding:
Basic and diluted	2,126,620	1,363,479	2,093,473	1,185,878

Net loss per share (basic and diluted):
Continuing operations	$(20.02)	$(18.13)	$(76.45)	$(39.08)
Discontinued operations	0.56	(0.09)	0.43	(0.08)
	$(19.47)	$(18.22)	$(76.02)	$(39.16)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series G Convertible Preferred Stock		Series H Convertible Preferred Stock		Common Stock		Treasury Stock		Loan	Additional Paid-in	Accumulated	Equity/
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	(Deficit)

Balance, December 31, 2018	45,000	$—	700	$—	—	—	—	$—	—	$—	1,822,243	$3,822	$1,040	$(643,059)	$—	$81,306,958	$(66,151,332)	$14,516,389

Common stock issued for services	—	—	—	—	—	—	—	—	—	—	3,000	3	—	—	—	134,697		134,700
Common stock issued for conversion of convertible debt and accrued interest	—	—	—	—	—	—	—	—	—	—	51,586	52	—	—	—	982,202	—	982,254
Common stock issued for stock loan	—	—	—	—	—	—	—	—	—	—	200,267	200	—	—	(7,610,147)	7,609,947	—	—
Stock options issued for services	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	694,816	—	694,816
Fair value of beneficial conversion feature of converted/debt repaid	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,018,302	—	2,018,302
Relative fair value of warrants issued with convertible debt	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,634,760	—	1,634,760
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,105,860)	(8,105,860)

Balance, March 31, 2019	45,000	—	700	—	—	—	—	—	—	—	2,077,096	4,077	1,040	(643,059)	(7,610,147)	94,381,682	(74,257,192)	11,875,361

Common stock issued for services	—	—	—	—	—	—	—	—	—	—	6,500	7	—	—	—	101,193		101,200
Common stock issued for penalty	—	—	—	—	—	—	—	—	—	—	59,820	59	—	—	—	975,006		975,065
Common stock issued for conversion of convertible debt and accrued interest	—	—	—	—	—	—	—	—	—	—	23,176	23	—	—	—	437,857	—	437,880
Series H preferred stock issued for acquisition	—	—	—	—	—	—	—	—	20,000	—	—	—	—	—	—	10,000,000	—	10,000,000
Stock options issued for services	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	71,988	—	71,988
Fair value of beneficial conversion feature of converted/debt repaid	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	246,276	—	246,276
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(109,645,375)	(109,645,375)

Balance, June 30, 2019	45,000	—	700	—	—	—	—	—	20,000	—	2,166,592	4,166	1,040	(643,059)	(7,610,147)	106,214,002	(183,902,567)	(85,937,605)

Rounding of shares due to stock split	—	—	—	—	—	—	—	—	—	—	3,545	—	—	—	—	—		—
Cancellation of shares for exchange of Mobiquity shares	—	—	—	—	—	—	—	—	—	—	(200,000)	(2)	—	—	—	(797,998)		(798,000)
Fair value of warrants issued	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	120,476,603	—	120,476,603
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(41,403,048)	(41,403,048)

Balance, September 30, 2019	45,000	$—	700	$—	—	$—	—	$—	20,000	$—	1,970,137	$4,164	$1,040	$(643,059)	$(7,610,147)	$225,892,607	$(225,305,615)	$(7,662,050)

Balance, December 31, 2017	45,000	$—	700	$—	66,000	$1	2,000,000	$20	—	$—	582,154	$2,582	$1,040	$(643,059)	$—	$19,243,959	$(14,381,662)	$4,221,841

Conversion of Series D to common stock	—	—	—	—	(66,000)	(1)	—	—	—	—	660,000	660	—	—	—	(659)	—	—
Common stock issued for services	—	—	—	—	—	—	—	—	—	—	7,500	7	—	—	—	1,133,718		1,133,725
Common stock issued for acquisition	—	—	—	—	—	—	—	—	—	—	5,000	5	—	—	—	1,009,995	—	1,010,000
Common stock issued for acquisition services	—	—	—	—	—	—	—	—	—	—	40,000	40	—	—	—	6,609,960	—	6,610,000
Common stock issued for cash	—	—	—	—	—	—	—	—	—	—	6,667	7	—	—	—	499,993	—	500,000
Warrants issued for acquisition	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	992,958	—	992,958
Warrants issued for services	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,985,915	—	1,985,915
Warrants issued for acqusition services	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,978,873	—	2,978,873
Fair value of beneficial conversion feature of debt repaid	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	113,287	—	113,287
Relative fair value of warrants issued with convertible debt	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	393,407	—	393,407
Fair value of beneficial conversion feature associated with convertible debt	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	356,593	—	356,593
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(14,108,022)	(14,108,022)

Balance, March 31, 2018	45,000	—	700	—	—	—	2,000,000	20	—	—	1,301,321	3,301	1,040	(643,059)	$—	35,317,999	(28,489,684)	6,188,577

Common stock issued for services	—	—	—	—	—	—	—	—	—	—	9,000	9	—	—	—	2,613,991		2,614,000
Common stock issued for acquisition	—	—	—	—	—	—	—	—	—	—	2,500	2	—	—	—	694,998	—	695,000
Common stock issued for acquisition services	—	—	—	—	—	—	—	—	—	—	2,500	3	—	—	—	694,997	—	695,000
Common stock issued for cash	—	—	—	—	—	—	—	—	—	—	6,060	6	—	—	—	999,994	—	1,000,000
Warrants issued for acquisition	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	682,919	—	682,919
Warrants issued for services	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,922,962	—	1,922,962
Warrants issued for acqusition services	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	682,918	—	682,918
Relative fair value of warrants issued with convertible debt	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	548,222	—	548,222
Fair value of beneficial conversion feature associated with convertible debt	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	201,778	—	201,778
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,494,705)	(7,494,705)

Balance, June 30, 2018	45,000	—	700	—	—	—	2,000,000	20	—	—	1,321,381	3,321	1,040	(643,059)	—	44,360,778	(35,984,389)	7,736,671

Common stock issued for services	—	—	—	—	—	—	—	—	—	—	14,000	14	—	—	—	1,778,486		1,778,500
Common stock issued for equity interest in Mobiquity Technologies, Inc.	—	—	—	—	—	—	—	—	—	—	100,000	100	—	—	—	9,979,900	—	9,980,000
Common stock issued to Guardian LLC for termination of agreement	—	—	—	—	—	—	—	—	—	—	125,000	125	—	—	—	11,749,875	—	11,750,000
Conversion of Series G to common stock	—	—	—	—	—	—	(2,000,000)	(20)	—	—	20,000	20	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(24,839,740)	(24,839,740)

Balance, September 30, 2018	45,000	$—	700	$—	—	$—	—	$—	—	$—	1,580,381	$3,580	$1,040	$(643,059)	$—	$67,869,039	$(60,824,129)	$6,405,431

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2019	2018

Cash Flows From Operating Activities:
Net loss	$(159,154,283)	$(46,442,467)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation of property and equipment	83,750	79,814
Amortization of intangible assets	358,266	1,029,526
Amortization of debt discount	6,745,837	849,802
Change in fair value of derivative liability	13,614,981	2,458,506
Financing cost	4,356,699	134,669
Shares issued for services	235,900	12,831,225
Shares issued for buyout of joint venture agreement	—	11,750,000
Shares issued for penalty	975,065	—
Warrants issued for services	766,804	7,570,668
Fair value of warrants issued in accordance with anit-dilution	120,476,603
Impairment of assets	—	7,132,286
Unrealized loss on market equity security	6,475,317	—
Realized loss on disposal of market equity security	90,683	—
Equity (income) loss in investment	(583,568)	173,648
Gain on disposition of discontinued operations	(1,381,803)	—
Convertible note issued for services	1,000,000	—
Changes in operating assets and liabilities:
Accounts receivable	(526,961)	(814,297)
Inventory	—	(25,226)
Prepaid expenses	(265,250)	(49,000)
Accounts payable and accrued expenses	1,460,086	830,045
Unearned revenue	(5,539)	261,726
Due to Guardian, LLC	(702,483)	(612,932)
Net cash used in operating activities	(5,979,896)	(2,842,007)

Cash Flows From Investing Activities:
Purchase of property and equipment	(13,321)	(33,208)
Cash paid for acquisitions	—	(200,000)
Cash paid for investment in Spare	—	(265,000)
Cash paid for investment	(1,200,000)	—
Cash of discontinued operations	(270,947)	—
Cash from the sale of marketable equity security	336,000	—
Other	—	1,979
Net cash used in investing activities	(1,148,268)	(496,229)

Cash Flows From Financing Activities:
Issuance of convertible notes	3,000,000	1,703,000
Issuance of note payable	2,553,817	—
Repayment of convertible notes	—	(80,000)
Payment on note payable	(99,256)	(567,381)
Issuance of common stock	—	1,500,000
Net cash provided by financing activities	5,454,561	2,555,619

Net decrease in cash	(1,673,603)	(782,617)

Cash, beginning of period	1,863,510	1,305,062

Cash, end of period	$189,907	$522,445

Cash paid for:
Interest	$744	$36,695
Income taxes	$—	$—

Supplemental non-cash investing and financing activities
Debt discount	$3,636,000	$1,743,600
Transfer of derivative liability to equity	$2,264,578	$113,287
Shares issued for equity interest in Mobiquity Technologies, Inc.	$—	$9,980,000

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

The unaudited condensed consolidated financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to such rules and regulations. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results expected for the year ending December 31, 2019.

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

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates in the accompanying financial statements include useful lives of property and equipment, valuation of beneficial conversion feature, debt discounts, valuation of derivatives, and the valuation allowance on deferred tax assets.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, UGopherServices Corp. and Gopher Protocol UK Limited (currently inactive); the Company’s 50% owned subsidiary, Gopher Protocol Costa Rica Sociedad De Responabilidad Limitada (currently inactive), Altcorp Trading LLC, a Costa Rica company. All significant intercompany transactions and balances have been eliminated.

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly-liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company grants credit to establishments (such as convenience stores) that sell the Company’s products under credit terms that it believes are customary in the industry and do not require collateral to support customer receivables. The accounts receivable balances are generally collected within 10 days of the product sale and the Company has minimal bad debts. The Company currently does not provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal receivable terms vary from 7-30 days after the issuance of the invoice and typically would be considered past due when the term expires. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. The Company did not have an allowance for doubtful accounts at September 30, 2019 and December 31, 2018.

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

Long-Lived Assets

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at September 30, 2019 and December 31, 2018, the Company believes there was no impairment of its long-lived assets.

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

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of September 30, 2019 and December 31, 2018, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

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

At September 30, 2019 and December 31, 2018, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

	Fair Value	Fair Value Measurements at
	As of	September 30, 2019
Description	September 30, 2019	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Marketable equity security - Surge Holdings, Inc.	$1,050,000	$—	$1,050,000	$—

Conversion feature on convertible notes	$20,905,848	$—	$20,905,848	$—

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

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

Stock Loan Receivable

On January 8, 2019, the Company entered into a Stock Pledge Agreement with Latin American Exchange Latinex Casa de Cambio, S.A., a Costa Rica corporation (“Latinex”), to provide that Latinex may maintain its required regulatory capital as required by various regulators. The Company has pledged 200,267 restricted shares of its common stock valued at $7,610,147 (based on the closing price on the grant date) for a term of three years in consideration of an annual payment of $375,000 paid in quarterly installments of $93,750. In lieu of cash payment, Latinex may pay the Company in virtual currency of WISE Network S.A. valued at a 50% discount of its offering price of $10 per token. In the event that Latinex’s required capital has decreased below $5,000,000, Latinex is permitted to sell the pledged shares of common stock only in an amount to ensure that Latinex can satisfy the required capital levels. The Company must consent to such sale of the shares of common stock, which may not be unreasonably withheld. Upon expiration of the agreement, the remaining shares of common stock shall be returned to the Company free and clear of all liens. The Company has recorded the value of these shares of common stock as a stock loan receivable which is presented as a contra-equity account in the accompanying consolidated balance sheets.

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

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

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

Unearned revenue

Unearned revenue represents the amount received for the purchase of products that have not seen shipped to the Company’s customers. In 2018, the Company ran pre-sales efforts for its pet tracker product and received prepayments for its product. As of September 30, 2019 and December 31, 2018, unearned revenue related to this pre-sales campaign was $52,309 and $57,848, respectively. In addition, during 2018, the Company received $200,000 in connection with an intellectual property license and royalty agreement.

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

	September 30,	September 30,
	2019	2018
Series B preferred stock	30	30
Series C preferred stock	8	8
Series G preferred stock	—	20,000
Series H preferred stock	1,100,000	—
Warrants	25,774,167	419,167
Convertible notes	7,887,955	43,166
Total	34,762,160	482,371

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of September 30, 2019, through the date which the consolidated financial statements are issued. Based upon the review, other than described in Note 14 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

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

Note 3 – Discontinued Operations

On September 30, 2019, the Company entered into an Asset Purchase Agreement with Surge Holdings, Inc., a Nevada corporation (“SURG”) pursuant to which the Company agreed to sell and assign to SURG all the assets and certain specified liabilities of its ECS Prepaid, Electronic Check Services and the Central State Legal Services businesses in consideration of $5,000,000 to be paid through the issuance of 3,333,333 shares of SURG’s common stock and a convertible promissory note in favor of the Company in the principal amount of $4,000,000. The 3,333,333 shares of SURG’s common stock have been pledged to a third party for providing working capital needs of the Company (See Note 14).

The ECS Prepaid, Electronic Check Services and the Central State Legal Services businesses have been presented as discontinued operations on the accompanying financial statements.

The operating results for ECS Prepaid, Electronic Check Services and the Central State Legal Services have been presented in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2019 and 2018 as discontinued operations and are summarized below:

	Three Months Ended September 30,
	2019	2018
Revenue	$7,924,152	$11,719,155
Cost of revenue	7,774,888	11,400,450
Gross Profit	149,264	318,705
Operating expenses	350,380	440,988
Loss from operations	(201,116)	(122,283)
Other income (expenses)	—	—
	$(201,116)	$(122,283)

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
Revenue	23,901,278	$27,836,706
Cost of revenue	23,336,163	27,179,686
Gross Profit	565,115	657,020
Operating expenses	1,046,390	757,226
Loss from operations	(481,275)	(100,206)
Other income (expenses)	(3)	—
Net loss	(481,278)	$(100,206)

The assets and liabilities of the discontinued operations at September 30, 2019 and December 31, 2018 are summarized below:

	September 30,	December 31,
	2019	2018

Current assets	$—	$100,050
Property and equipment	—	47,344
Intangible assets	—	3,149,740
Goodwill	—	925,877
Total assets	$—	$4,223,011

Current liabilities	$—	$906,700
Total liabilities	$—	$906,700

As a result of this transaction, the Company recognized a gain on the disposition of discontinued operations of $1,381,803.

Note 4 - Property and Equipment, Net

Property and equipment consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018

Furniture	$33,739	$33,739
Computers and equipment	23,316	23,316
POSA machines	283,745	270,424
	340,800	327,479
Less accumulated depreciation	(203,919)	(136,385)
Property and equipment, net	$136,881	$191,094

Depreciation expense for the nine months ended September 30, 2019 and 2018 was $83,750 and $79,814 respectively.

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

Note 5 – Investment in Mobiquity Technologies, Inc. and Surge Holdings, Inc.; Convertible Note Receivable

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

On August 6, 2019, Mobiquity delivered a counter signed letter agreement dated August 2, 2019 pursuant to which the Company exchanged 120,000,000 Mobiquity Warrants into 20,000,000 shares of Mobiquity common stock, which resulted in the Company holding 60,000,000 shares of Mobiquity common stock.

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

On September 10, 2019, the Company entered into (i) a Stock Purchase Agreement with Mobiquity pursuant to which the Company agreed to return 15,000,000 shares of Mobiquity common stock to Mobiquity in exchange for 110,000 shares of common stock of the Company, (ii) a Stock Purchase Agreement with Marital Trust GST Subject U/W/O Leopold Salkind (“Salkind Trust”) pursuant to which the Company agreed to sell 7,000,000 shares of Mobiquity common stock to Salkind Trust in consideration of $67,200, (iii) Stock Purchase Agreement with Dr. Gene Salkind (“Salkind”) pursuant to which the Company agreed to sell 28,000,000 shares of Mobiquity common stock to Salkind in consideration of $268,000 and (iv) a Stock Purchase Agreement with Deepanker Katyal (“Katyal”) pursuant to which the Company agreed to sell 10,000,000 shares of Mobiquity common stock to Katyal in consideration of 90,000 shares of common stock of the Company. The closing of the agreements occurred on September 13, 2019. As a result of these transactions, the Company realized a loss on the sale of Mobiquity common stock of $3,673,595. At September 30, 2019, the Company owned no shares of Mobiquity common stock.

Surge Holdings, Inc.

On September 30, 2019, the Company entered into an Asset Purchase Agreement with Surge Holdings, Inc., a Nevada corporation (“SURG”) pursuant to which the Company agreed to sell and assign to SURG, all the assets and certain specified liabilities, of its ECS Prepaid, Electronic Check Services and the Central State Legal Services businesses in consideration of $5,000,000 to be paid through the issuance of 3,333,333 shares of SURG’s common stock (See Note 14 for pledge to third party) and a convertible promissory note in favor of the Company in the principal amount of $4,000,000 (the “SURG “Note”), convertible into SURG’s shares of common stock following the six-month anniversary of the issuance date. The conversion price of the SURG Note is the volume weighted-average price of SURG’s common stock over the 20 trading days prior to the conversion; provided, however, the conversion price shall never be lower than $0.10 or higher than $0.70. The Company has agreed to restrict its ability to convert the SURG Note and receive shares of common stock such that the number of shares of common stock held by it in the aggregate and its affiliates after such conversion does not exceed 4.99% of the then issued and outstanding shares of common stock. The SURG Note is payable by SURG to the Company on the 18-month anniversary of the issuance date and does not bear interest.

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

The Gopher Convertible Note bears interest of 6% per annum and is payable at maturity on December 31, 2021. At the election of Gonzalez, the Gopher Convertible Note can be converted into a maximum of 20,000 shares of Series H Preferred Stock. Each share of Series H Preferred Stock is convertible, at the option of the holder but subject to the Company increasing its authorized shares of common stock, into such number of shares of common stock of the Company as determined by dividing the Stated Value ($500 per share) by the conversion price ($10.00 per share).  The Series H Preferred Stock has no liquidation preference, does not pay dividends and the holder of Series H Preferred Stock shall be entitled to one vote for each share of common stock that the Series H Preferred Stock may be convertible into. Upon conversion of the Gopher Convertible Note and the 20,000 shares of Series H Preferred Stock, Gonzalez would be entitled to less than 50% of the resulting outstanding shares of common stock of the Company following conversion in full and, as a result, such transaction is not considered a change of control.

GBT-CR is in the business of the strategic management of BPO (Business Process Outsourcing) digital communications processing for enterprises and startups, distributed ledger technology development, AI development and fintech software development and applications.

The Company accounts for its investment in GBT-CR using the equity method of accounting.

Information regarding GBT-CR as of and for the nine months ended September 30, 2019 is below:

Current assets	$867,189
Total assets	7,001,481
Current liabilities	500,813
Total liabilities	2,825,279
Total stockholders' equity	4,176,202

Revenue	$3,580,599
Operating expenses	2,786,929
Other expenses	349,231
Net income	444,439

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

Note 7 – Convertible Notes Payable

Convertible notes payable at September 30, 2019 and December 31, 2018 consist of the following:

	September 30,	December 31,
	2019	2018
Convertible notes payable to Power Up	$—	$427,200
Convertible notes payable to Investor	5,410,000	3,004,000
Convertible note payable to GBT Technologies	10,000,000	—
Convertible note payable to Glen Eagle	1,000,000	—
Total convertible notes payable	16,410,000	3,431,200
Unamortized debt discount	—	(3,233,124)
Convertible notes payable	16,410,000	198,076
Less current portion	(5,410,000)	(198,076)
Convertible notes, long-term portion	$11,000,000	$—

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

As of March 6, 2018, the Company had paid off in full all principal, interest and penalties with respect to the Power Note No. 1, and there are no further obligations owed with respect to such note.

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

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

At September 30, 2019 and December 31, 2018, the principal amount outstanding under the Power Note No. 2 was $0 and $243,600. During the nine months ended September 30, 2019, the entire principal balance of $243,600 and accrued interest of $6,090 was converted into 7,491 shares of common stock.

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

At September 30, 2019 and December 31, 2018, the principal amount outstanding under the Power Note No. 3 was $0 and $183,600. During the nine months ended September 30, 2019, the entire principal balance of $183,600 and accrued interest of $4,590 was converted into 15,685 shares of common stock.

$8,340,000 Senior Secured Redeemable Convertible Debenture

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

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

The outstanding principal amount may be converted at any time into shares of the Company’s common stock at a conversion price equal to 95% of the Market Price less $0.05 (The conversion price is lowered by 10% upon the occurrence of each Triggering Event). The Market Price is the average of the 5 lowest individual daily volume weighted average prices during the period the Debenture is outstanding.

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

At September 30, 2019 and December 31, 2018, the principal amount outstanding under the Debenture was $5,410,000 and $3,004,000, respectively.

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

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

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

Glen Eagles Glen Eagles Acquisition LP

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

Discounts on convertible notes

The Company recognized interest expense of $6,569,124 and $849,802 during the nine months ended September 30, 2019 and 2018, respectively, related to the amortization of the debt discount on convertible notes. The unamortized debt discount at September 30, 2019 was $0.

A roll-forward of the convertible note from December 31, 2018 to September 30, 2019 is below:

Convertible notes, December 31, 2018	$198,076
Issued for cash	3,000,000
Issued for acquisition	10,000,000
Issued for services	1,000,000
Original issue discount	336,000
Conversion to common stock	(1,357,200)
Debt discount related to new convertible notes	(3,336,000)
Amortization of debt discounts	6,569,124
Convertible notes, September 30, 2019	$16,410,000

Note 8- Notes Payable

Notes payable at September 30, 2019 and December 31, 2018 consist of the following:

	September 30,	December 31,
	2019	2018
RWJ acquisition note	$2,600,000	$2,600,000
ECS acquisition note	—	100,000
Promissory note to investor	2,325,000	—
Promissory notes to investor	528,817	—
Total notes payable	5,453,817	2,700,000
Unamortized debt discount	(123,287)	(744)
Notes payable	$5,330,530	$2,699,256

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

RWJ Acquisition Note

In connection with the acquisition of RWJ in September 2017, the Company issued a note payable. The note accrues interest at 3.5% per annum, is due on December 31, 2019 and is secured by the assets purchased in the acquisition. (See Note 12)

ECS Acquisition Note

In connection with the acquisition of ECS, the Company issued a note payable. The note is to be repaid in monthly installment payments of $100,000 with the final payment due on January 15, 2019. The Company imputed interest of 9% on this note payable. The balance of this note payable was paid in full in January 2019.

Promissory Notes

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

The Company issued promissory notes for $528,817 to a third party for funds received as working capital during the nine months ended September 30, 2019. The notes accrues interest at 10% per annum, are due on February 9, 2020 and are unsecured. (See Note 14 for stock pledge securing this note).

Discounts on Promissory Note

The Company recognized interest expense of $176,712 and $0 during the nine months ended September 30, 2019 and 2018, respectively, related to the amortization of the debt discount on promissory notes. The unamortized debt discount at September 30, 2019 was $123,287.

A roll-forward of the promissory notes from December 31, 2018 to September 30, 2019 is below:

Notes payable, December 31, 2018	$2,699,256
Issued for cash	2,553,818
Original issue discount	300,000
Repayment of note payable	(99,256)
Debt discount related to new promissory notes	(300,000)
Amortization of debt discounts	176,712
Notes payable, September 30, 2019	$5,330,530

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

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

The Company uses a weighted average Black-Scholes-Merton option pricing model with the following assumptions to measure the fair value of derivative liability at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018

Stock price	$3.08	$32.00
Risk free rate	1.75%	2.63%
Volatility	650%	150%
Conversion/ Exercise price	$0.80 *	$21.00 to 25.00
Dividend rate	0%	0%

* the conversion price used to calculate the derivative liability at September 30, 2019 is the same conversion price used at June 30, 2019 since the calculated conversion price, as specified in the convertible note agreement, would result in a negative conversion price at September 30, 2019.

The following table represents the Company’s derivative liability activity for the nine months ended September 30, 2019:

Derivative liability balance, December 31, 2018	$3,833,506
Issuance of derivative liability during the period	5,721,939
Fair value of beneficial conversion feature of debt converted	(2,264,578)
Change in derivative liability during the period	13,614,981
Derivative liability balance, September 30, 2019	$20,905,848

Note 10- Stockholders’ Equity

Common Stock

On September 24, 2019, the “Company amended its articles of incorporation to increase its authorized shares of common stock to 100,000,000,000 (the “Increase Amendment”). The Increase Amendment was approved by the board of directors as well as the shareholders holding in excess of a majority of the issued and outstanding shares of common stock.

During the nine months ended September 30, 2019, the Company had the following transactions in its common stock:

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

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

•	canceled 200,000 shares that were returned in connection with the Company’s sale of its investment with Mobiquity. (See Note 5). The shares were valued based on the Company’s stock price on the date of the agreement.

During the nine months ended September 30, 2018, the Company had the following transactions in its common stock:

•	issued 660,000 shares in connection with the conversion of 66,000 shares of Series D Preferred Stock;

•	issued 20,000 shares in connection with the conversion of 2,000,000 shares of Series G Preferred Stock;

•	issued 2,500 shares to a consultant for professional services rendered valued at $123,725. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the dates that the shares earned based on the agreement;

•	issued an aggregate of 18,000 shares to employees and board members as part of their agreements with the Company. The value of the common stock of $4,404,500 was determined based on the closing stock price of the Company’s common stock on the date of the respective agreements;

•	issued 30,000 to a consultant for services related to assisting the Company with the acquisition of the RWJ assets. The 30,000 shares were earned when the operations of the RWJ assets produced revenue in excess of $10,000,000. The value of the common stock of $4,590,000 was determined based on the closing stock price of the Company’s common stock on the date of the shares were earned.

•	issued aggregate of 12,500 shares to a consultant for services rendered valued at $2,715,000. The services, which include business development, analysis, and interaction with professionals, were principally related to assisting the Company with the acquisition of the ECS and Electronic Check assets (see Note 3). The value of the common stock was determined based on the closing stock price of the Company’s common stock on the closing date of acquisition of ECS and Electronic Check;

•	issued 5,000 shares for the acquisition of the ECS assets valued at $1,010,000. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the acquisition date;

•	issued ,2500 shares for the acquisition of the Electronic Check valued at $695,000. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the acquisition date;

•	issued aggregate of 100,000 shares in connection with its equity interest in Mobiquity valued at $9,980,000 (See Note 6). The value of the common stock was determined based on the closing stock price of the Company’s common stock on the closing date of the Mobiquity transaction;

•	issued aggregate of 10,000 shares to a consultant for services rendered valued at $998,000. The services, which include business development, analysis, and interaction with professionals, were principally related to assisting the Company with the acquisition of its equity interest in Mobiquity. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the closing date of Mobiquity transaction;

•	issued aggregate of 125,000 shares to Guardian LLC in connection the termination of its 50% interest in the profits of certain of the Company’s products (See Note 11). The shares were valued at $11,750,000 which was determined based on the closing stock price of the Company’s common stock at the date of the agreement; and

•	issued 12,727 shares of common stock to an investor for cash proceeds of $1,500,000.

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

The Company created with its transfer agent a 66,616,129,323 reserve of the Company’s common shares for potential future issuance to meet the Company obligations (which include issuance per Warrants, as well as other potential commitments) toward thirds parties, if any.

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

As of September 30, 2019 and December 31, 2018, there were 45,000 Series B Preferred Shares outstanding.

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

During the year ended December 31, 2014, GV Global Communications, Inc. converted 7,770 of its Series C Preferred Stock into 120 post-split. During the third quarter of 2014, the Company received 42 post-split common shares to adjust the shares issued to reflect the amount that both they and the Company believed that they were owed. At September 30, 2019 and December 31, 2018, GV owns 700 Series C Preferred Shares.

The issuance of the Series C Preferred Stock was made in reliance upon exemptions from registration pursuant to Section 4(a)(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder.  GV is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

As of September 30, 2019 and December 31, 2018, there were 700 Series C Preferred Shares outstanding.

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

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

On January 23, 2018, Reko Holdings, LLC converted 66,000 shares of its Series D Preferred Stock into 660,000 restricted common shares.

As of September 30, 2019 and December 31, 2018, there are 0 and 0 shares of Series D Preferred Shares outstanding, respectively.

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

On August 30, 2018, Guardian LLC converted the 2,000,000 shares of Series G Preferred Stock into 20,000 shares of common stock.

As of September 30, 2019 and December 31, 2018, there are 0 and 0 shares of Series G Preferred Shares outstanding, respectively.

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

As of September 30, 2019, there are 20,000 shares of Series H Preferred Shares outstanding.

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

Warrants

 The following is a summary of warrant activity from December 31, 2018 to September 30, 2019:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2018	419,167	$61.00	3.48	$—
Granted	25,355,000	0.97
Forfeited	—
Exercised	—
Outstanding, September 30, 2019	25,774,167	$1.31	3.24	$60,640,000
Exercisable, September 30, 2019	25,770,167	$1.31	3.24	$60,640,000

The exercise price for warrant outstanding and exercisable at September 30, 2019:

Outstanding		Exercisable

Number of	Exercise	Number of	Exercise
Warrants	Price	Warrants	Price
22,000,000	$0.50	22,000,000	$0.50
3,000,000	1.85	3,000,000	1.85
500,000	2.70	500,000	2.70
20,000	31.90	20,000	31.90
100,000	50.00	100,000	50.00
75,000	75.00	75,000	75.00
50,000	100.00	50,000	100.00
6,667	200.00	6,667	200.00
10,000	235.00	10,000	235.00
7,500	250.00	7,500	250.00
5,000	280.00	1,000	280.00
25,774,167		25,770,167

The fair value of the warrants listed above was determined using the Black-Scholes option pricing model with the following assumptions:

	September 30,	December 31,
	2019	2018
Risk-free interest rate	1.55% to 2.49%	2.65%
Expected life of the options	3.1 to 5 years	5 years
Expected volatility	185% - 200%	210%
Expected dividend yield	0%	0%

As a result of the above mentioned reverse stock split, the Company issued 25,245,000 warrants to purchase shares of the Company’s common stock with exercise prices ranging from $0.50 to $2.70 per share as a result of an anti-dilutive clause in certain of the Company’s outstanding warrants. The fair value of these warrants was $120,476,603 which is shown as a charge to earnings on the accompanying financial statements.

Note 11 - Related Parties

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the party in making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences. For the nine months ended September 30, 2019 and 2018, $135,000 and $135,000, respectively of the Company’s revenue is from IT services delivered to Guardian Patch LLC (“Guardian LLC”), which was previously a related party to the Company. The revenue generated from Guardian LLC was paid to the Company via a reduction in the amount that the Company owes Guardian LLC that is classified as Due to Guardian LLC in the accompanying consolidated balance sheet.

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

For the nine months ended September 30, 2019 and 2018, the Company paid a law firm owned by the Company’s chairman $90,000 and $0, respectively, for legal services. On June 5, 2019, said chairman Mr. Robert Yaspan resigned as Director of the Company to pursue other interests.

On April 6, 2018, the Company and Danny Rittman, Chief Technology Officer and a Director of the Company, agreed to amend his employment agreement pursuant to which he will receive salary at the rate of $250,000 annually payable in equal increments of $15,000 per month with an additional $70,000 to be paid within 15 days of the end of the calendar year.

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

On September 1, 2017, the Company entered into and closed an Asset Purchase Agreement with a third party, RWJ Advanced Marketing, LLC (“RWJ”), a Georgia corporation, pursuant to which the Company purchased certain assets from RWJ, including inventory, terminals, licenses and permits and intangible assets. At closing, the Company and Mr. Greg Bauer entered into an Employment Agreement pursuant to which Mr. Bauer was retained as Chief Executive Officer for a term of one year, subject to an automatic extension, unless terminated, in consideration of a base salary of $250,000 and a bonus of 10% of net profit generated by the assets acquired. Mr. Bauer was also appointed to the Board of Directors of the Company. As of the closing date, Mr. Murray resigned as Chief Executive Officer of the Company but will remain as a director of the Company. Mr. Bauer, since 2004 through present, has served as executive director with W.L. Petrey Wholesale, Inc. where he was in charge of the UGO/Preway operations. Mr. Bauer holds a Bachelor of Science degree from University of Maryland College Park. Mr. Bauer is veteran of the United States Navy and was honorably discharged in 1983. He held the title of United States Navy Surface Warfare Qualified. In May 2018, Mr. Bauer’s resigned as Chief Executive Officer and director of the Company and entered into a consulting agreement with the Company. The Company is in litigation in connection with RWJ transaction – See Note 12 - Contingencies.

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

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

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

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

The Company obtained injunction restraining the Investor from proceeding with the Sale of Collateral, (District Court District of Nevada - Case Number: 2:19-cv-01039) and filed its arbitration demand on Friday, June 7, 2019. On July 2, 2019, Honorable Philip Pro (Ret.) was appointed as Arbitrator in Gopher Protocol, Inc. vs. Discover Growth Fund, LLC (JAMS Ref# 1260005395).

The United States District Court for the District of Nevada (Gopher Protocol, Inc, a Nevada corporation, Plaintiff, vs. Discover Growth Fund, LLC, a US Virgin Islands limited liability company, Defendant; Case Number: 2:19-cv-01039) granted the motion of GBT Technologies Inc. (the “Company”) for a Preliminary Injunction against Discover Growth Fund, LLC (“DGF”), continuing in effect the Court’s previously granted Temporary Restraining Order that enjoined DGF from selling, foreclosing upon, encumbering, dissipating, or otherwise transferring any of the Company’s assets (the “Preliminary Injunction”).

Since the issuance of the Preliminary Injunction, the Company believes that DGF (in a series of its own actions that included Notices to increase reserves and a Notice of Conversion) has again violated the Preliminary Injunction. The most recent example is DGF’s October 24, 2019 delivery to the Company of a purported “Notice of Default and Notice of Sale of Collateral” (the “Most Recent Notice”). In the Most Recent Notice, DGF again declared that the Company was in default of the terms of the December 3, 2018 Securities Purchase Agreement (“SPA”) between the Company and DGF. In the Most Recent Notice, DGF purported to declare all of the Company’s obligations under the SPA immediately due and payable. In the Most Recent Notice, DGF purported to establish 10:00 a.m. Eastern Time on Monday, December 2, 2019, as the date on which DGF intended to sell and dispose of the collateral securing the Senior Secured Redeemable Convertible Debenture that were the subject of the SPA and that the sale would take place in St. Thomas, The Virgin Islands.

The Company disputes the fundamental basis for any such sale as set forth in the Most Recent Notice, including the purported basis for DGF’s claims that the Company is in default under the SPA.  Among other issues, the Company continues to maintain that the SPA is void and that DGF’s actions thereunder are legally unsupportable. The Company will seek to have the purported sale terminated and to have DGF held in contempt by the United States District Court for the District of Nevada.  The Company will also seek to recover all of its associated fees and costs relative to its pursuit of this matter.

Spare CS, Inc.

On January 14, 2018, the Company entered into an Initial Term Agreement (the “ITA”) with Spare CS Inc. (“Spare”), a Delaware corporation, pursuant to which the Company agreed to acquire 50% of the equity of Spare. Spare is a mobile banking app that allows customers to access cash with no ATM, no debit or credit card, and no purchase required from participating merchants. During the years ended December 31, 2018, the Company terminated the ITA with Spare and wrote off the $265,000 that has been advanced to Spare. The $265,000 is included as part of the impairment of assets in the accompanying consolidated statement of operations for the year ended December 31, 2018.

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

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

Under the terms of the GBT License Agreement, the Company is entitled to receive a royalty payment of 2% of gross revenue of each licensed product sold by GBT-CR during the period starting in which revenue is first generated using the licensed products and continuing for five years thereafter. Upon signing the GBT-CR License Agreement, GBT-CR paid the Company $300,000 which is nonrefundable. The Company has recognized the $300,000 as revenue during the years ended December 31, 2018. Upon GBT-CR making available for sale (the “Commercial Event”) an ICO (Initial Coin Offering) (the “Coin”), GBT-CR will make a payment to the Company in the amount of $5,000,000. Further, upon the Commercial Event, GBT-CR will grant the Company the ability to acquire 30% of the Coin at a 30% discount of such offering price of the Coin. The GBT License Agreement commenced as of the signing date and, unless terminated in accordance with the termination provisions of the GBT License Agreement, shall remain in force until the expiration of the patent pertaining to the Digital Currency Technology; provided that the right to use trade secrets shall survive the expiration of the GBT License Agreement provided the Company has not terminated. Prior to the signing of the GBT License Agreement, GBT-CR advanced $200,000 to the Company, which the parties have agreed will be applied toward the $5,000,000 fee when it becomes due. The $200,000 is recorded as unearned revenue at September 30, 2019 and December 31, 2018 in the accompanying consolidated balance sheet.

 Note 13 – Concentrations

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments. There have been no losses in these accounts through September 30, 2019.

Note 14 - Subsequent Events

Management has evaluated events that occurred subsequent to the end of the reporting period shown herein:

On October 10, 2019, the Company entered into a Joint Venture Agreement (the “BitSpeed Agreement”) with BitSpeed LLC, which is owned by Douglas Davis, the Company’s Chief Executive Officer, to form GBT BitSpeed Corp., a Nevada company (“GBT BitSpeed”). The purpose of GBT BitSpeed is to develop, maintain and support its proprietary Extreme Transfer Software Application Concurrency, a software application to transfer secure, accelerated transmission of large file data over networks, and connection to cloud storage, Network-Attached Storage (NAS) and Storage Area Networks (SANs) (“Concurrency”). BitSpeed shall contribute the services and resources for the development of Concurrency to GBT BitSpeed. The Company shall contribute 10 million shares of common stock of the Company to GBT BitSpeed. BitSpeed and the Company will each own 50% of GBT BitSpeed. The Company shall appoint two directors and BitSpeed shall appoint one director of GBT BitSpeed. In addition, GBT BitSpeed and Mr. Davis entered into a Consulting Agreement in which Mr. Davis is engaged to provide services in consideration of $10,000 per month payable quarterly which may be paid in shares of common stock calculated by the amount owed divided by the Company’s 20-day VWAP. Mr. Davis will provide services in connection with the development of the business as well as GBT BitSpeed’s capital raising efforts. The term of the Consulting Agreement is two years. The closing of the BitSpeed Agreement occurred on October 14, 2019.

Subsequent to September 30, 2019, the Company issued $105,000 in promissory notes to an investor.

On October 15, 2019 holders of cashless warrants exercised 1,440,000 warrants for 1,193,840 common shares of the Company.

On November 1, 2019 holder of cashless warrants exercised 1,800,000 warrants for 1,291,592 common shares of the Company.

On November 14,2019, the Company pledged its 3,333,333 shares in SURG to a third party to secure working capital of up to $500,000 which has been provided.

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

This section of the report should be read together with Footnotes of the Company audited financials for the year ended December 31, 2018. The unaudited statements of operations for the nine months ended September 30, 2019 and 2018 are compared in the sections below.

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

Results of Operations:

Three months Ended September 30, 2019 and September 30, 2018

A comparison of the statements of operations for the three months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30,		Change
	2019	2018	$	%

Sales	$4,467,800	$3,817,041	$650,759	17.0%
Cost of goods sold	4,220,843	3,291,800	929,043	28.2%
Gross profit	246,957	525,241	(278,284)	-53.0%
Operating expenses	122,698,340	22,088,262	100,610,078	455.5%
Loss from operations	(122,451,383)	(21,563,021)	(100,888,362)	467.9%
Other expense	79,867,648	(3,154,436)	83,022,084	-2631.9%
Loss before provision for income taxes	(42,583,735)	(24,717,457)	(17,866,278)	72.3%
Provision for income taxes	—	—	—
Loss from continued operations	(42,583,735)	(24,717,457)	(17,866,278)	72.3%
Discontinued operations	1,180,687	(122,283)	1,302,970	-1065.5%
Net loss	$(41,403,048)	$(24,839,740)	$(16,563,308)	66.7%

Sales for the three months ended September 30, 2019 were $4,467,800, compared to $3,817,041 for the three months ended September 30, 2018. The increase of $650,759 or 17.0% was a result of increased sales generated from a contract from our Ugo subsidiary.

Our gross margins for the three months ended September 30, 2019 were 5.5%, compared to 13.8% for the same period in 2018. The change in the gross margin was due to licensing revenue generated by during the three months ended September 30, 2018 that had a very high gross margin.

Operating expenses for the three months ended September 30, 2019 were $122,698,340, compared to $22,088,262 for the same period in 2018. The increase of $100,610,078 was due to the fair value of warrants issued of $120,476,603 as a result of anti-dilution provisions in certain warrants previously issued; offset by a decrease in common stock issued for services that went from $1,778,500 for the three months ended September 30, 2018 to $0 for the same period in 2019.

Other expense for the three months ended September 30, 2019 was $79,867,648, an increase of $83,022,084 from $417,961 for the same period in 2018. The increase is principally due to an increase in the change in the fair value of the derivative liability, offset by i) amortization of debt discounts, and interest and financing costs due to the increase in new convertible notes in late 2018 and 2019, and ii) realized and unrealized loss on a marketable equity security.

The operating results of our discontinued operations for ECS Prepaid, Electronic Check Services and the Central State Legal Services businesses for the three months ended September 30, 2019 and 2018 is summarized below:

	Three Months Ended September 30,
	2019	2018
Revenue	$7,924,152	$11,719,155
Cost of revenue	7,774,888	11,400,450
Gross Profit	149,264	318,705
Operating expenses	350,380	440,988
Loss from operations	(201,116)	(122,283)
Other income (expenses)	—	—
Net loss	$(201,116)	$(122,283)

Net loss for the three months ended September 30, 2019 was $41,403,048 compared to $24,839,740 for the same period in 2018 due to the factors described above.

Nine months Ended September 30, 2019 and September 30, 2018

A comparison of the statements of operations for the nine months ended September 30, 2019 and 2018 is as follows:

	Nine Months Ended September 30,		Change
	2019	2018	$	%

Sales	$14,315,761	$9,070,506	$5,245,255	57.8%
Cost of goods sold	13,569,709	8,136,517	5,433,192	66.8%
Gross profit	746,052	933,989	(187,937)	-20.1%
Operating expenses	128,324,360	43,504,557	84,819,803	195.0%
Loss from operations	(127,578,308)	(42,570,568)	(85,007,740)	199.7%
Other expense	(32,476,500)	(3,771,693)	(28,704,807)	761.1%
Loss before provision for income taxes	(160,054,808)	(46,342,261)	(113,712,547)	245.4%
Provision for income taxes	—	—	—
Loss from continued operations	(160,054,808)	(46,342,261)	(113,712,547)	245.4%
Discontinued operations	900,525	(100,206)	1,000,731	-998.7%
Net loss	$(159,154,283)	$(46,442,467)	$(112,711,816)	242.7%

Sales for the nine months ended September 30, 2019 were $14,315,761, compared to $9,070,506 for the nine months ended September 30, 2018. The increase of $5,245,255 or 57.8% was a result of increased sales generated from a contract from our Ugo subsidiary.

Our gross margins for the nine months ended September 30, 2019 were 5.2%, compared to 10.3% for the same period in 2018. The change in the gross margin was due to licensing revenue generated by during the three months ended September 30, 2018 that had a very high gross margin.

Operating expenses for the nine months ended September 30, 2019 were $128,324,360, compared to $43,504,557 for the same period in 2018. The increase of $84,819,803 or 195.0% was due to the fair value of warrants issued of $120,476,603 as a result of anti-dilution provisions in certain warrants previously issued; offset by i) a decrease in common stock issued for services that went from $12,831,225 for the nine months ended September 30, 2018 to $235,900 for the same period in 2019; ii) a decrease in warrants issued for services that went from $7,570,668 for the nine months ended September 30, 2018 to $766,804 for the same period in 2019; iii) a decrease in a charge of $11,750,000 during 2018 related to the buyout of a profit participation agreement with Guardian LLC; iv) a decrease for a charge of $7,132,286 during 2018 related to the impairment of assets associated with the RWJ acquisition.

Other expense for the nine months ended September 30, 2019 was $32,476,500, an increase of $28,704,807 from $3,771,693 for the same period in 2018. The increase is principally due to an increase in i) the change in the fair value of the derivative liability, ii) amortization of debt discounts, and interest and financing costs due to the increase in new convertible notes in late 2018 and 2019, and iii) unrealized loss on a marketable equity security.

The operating results of our discontinued operations for ECS Prepaid, Electronic Check Services and the Central State Legal Services businesses for the nine months ended September 30, 2019 and 2018 is summarized below:

	Nine Months Ended September 30,
	2019	2018
Revenue	23,901,278	$27,836,706
Cost of revenue	23,336,163	27,179,686
Gross Profit	565,115	657,020
Operating expenses	1,046,390	757,226
Loss from operations	(481,275)	(100,206)
Other income (expenses)	(3)	—
Net loss	(481,278)	$(100,206)

Net loss for the nine months ended September 30, 2019 was $159,154,283 compared to $46,442,467 for the same period in 2018 due to the factors described above.

Liquidity and Capital Resources

Our cash was $189,907 and $1,863,510 at September 30, 2019 and December 31, 2018, respectively. Cash used in operating activities during the nine months ended September 30, 2019 was $5,979,896, compared to $2,842,007 during the same period in 2018. Significant differences exist between the periods, including common stock and warrants issued for services, amortization of intangible assets, amortization of debt discount, financing costs, and unrealized loss/realized gain on marketable equity securities. Our working capital position worsened going from a working capital deficit of $3,797,666 at December 31, 2018 to a working capital deficit of $33,082,499 at September 30, 2019, principally as a result of the increase in the derivative liability, and the increase in convertible notes and notes payable. Cash flows used in investing activities were $1,148,268 during the nine months ended September 30, 2019, compared to $496,229 for the same period in 2018. The increase is due to the amount paid for an investment during the nine months ended September 30, 2019. Cash from financing activities for the nine months ended September 30, 2019 was $5,454,561, compared to $2,555,619 for the same period in 2018. The increase is due to the issuance of a convertible notes and notes payable during the nine months ended September 30, 2019.

We sustained net losses of $159,154,283 for the nine months ended September 30, 2019. In addition, we had a working capital deficit of $33,082,499 and accumulated deficit of $225,305,615 at September 30, 2019. We purchased the assets of RWJ Advanced Marketing, LLC in 2017, and ECS Prepaid LLC, Electronic Check Services, Inc. and Central States Legal Services, Inc. in 2018. RWJ and ECS have historically generated significant revenues which we expect to continue in the future. In addition, during the last half of 2018 and the first few months of 2019, the Company has raised approximately $9,500,000 of net proceeds through the issuance of convertible debt and notes payable (see discussion below). The Company will need to raise additional capital in the future of which there is no guarantee that the Company will be able to successfully raise such capital on acceptable terms. With the cash flow from operations from the recent acquisitions, the cash received from recent convertible debt and notes payable, the sale of marketable equity securities and additional cash anticipated to be raised in the near future, we believe we will have sufficient cash to meet our obligations for the next 12 months.

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

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of September 30, 2019 and December 31, 2018, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer have concluded that our disclosure controls and procedures were not effective as of the end of the applicable period to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures.

As a smaller reporting company, with revenues stemming from recent acquisitions and a lack of profitability, the Company does not have the resources to install dedicated staff with deep expertise in all facets of SEC disclosure and GAAP compliance, and does not employ enough accounting staff to have proper separation of duties. As is the case with many smaller reporting companies, the Company will continue to consult with its external auditors and attorneys as it relates to new accounting principles and changes to SEC disclosure requirements. In order to correct this material weakness, the Company engaged a consultant with expertise in SEC disclosure and GAAP compliance. The Company has found that this approach worked well in the past and believes it to be the most cost-effective solution available for the foreseeable future. The Company will conduct a review of existing sign-off and review procedures as well as document control protocols for critical accounting spreadsheets. The Company will also increase management’s review of key financial documents and records.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2019, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business.  There is currently no litigation that management believes will have a material impact on the financial position of the Company.

On December 3, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with Discover Growth Fund, LLC (“DGF”) pursuant to which the Company issued a Senior Secured Redeemable Convertible Debenture (the “Debenture”) in the aggregate face value of $8,340,000. In connection with the issuance of the Debenture and pursuant to the terms of the SPA, the Company issued a Common Stock Purchase Warrant to acquire up to 225,000 shares of common stock for a term of three years (the “Warrant”) on a cash-only basis at an exercise price of $100.00 per share with respect to 50,000 Warrant Shares, $75.00 with respect to 75,000 Warrant Shares and $50.00 with respect to 100,000 Warrant Shares. DGF may not exercise any portion of the Warrants to the extent that DGF would own more than 4.99% of the Company’s outstanding common stock immediately after exercise. The outstanding principal amount may be converted at any time into shares of the Company’s common stock at a conversion price equal to 95% of the Market Price less $5.00 (The conversion price is lowered by 10% upon the occurrence of each Triggering Event – the current conversion price is 75% of the Market Price less $5.00). The Market Price is the average of the 5 lowest individual daily volume weighted average prices during the period the Debenture is outstanding. On May 28, 2019, DGF delivered to the Company a “Notice of Default and Notice of Sale of Collateral” (the “Notice”). In the Notice, the Investor declared that the Company was in default of the terms of the SPA. On May 30, 2019, in a letter to DGF the Company disputed each of the purported “Trigger Events” and demanded the Investor retract the Notice. It is the Company’s position that the Notice is a further attempt by DGF to mask its issues surrounding its recent conversion notice and resulting affiliate status and the investors ownership position in the Company as set forth above. DGF responded that the Notice will not be withdrawn. In the Notice, DGF declared all obligations under the SPA immediately due and payable. In the Notice, DGF purported to establish 10:00 a.m. Eastern Time on Monday, June 24, 2019, as the date on which it intended to sell and dispose of the collateral securing the Debentures and said the sale would take place in St. Thomas, The Virgin Islands. On June 20, 2019, the United States District Court District of Nevada (the “Court”) granted an Order Granting Ex Parte Application for Temporary Restraining Order (Case Number: 2:19-cv-01039) in favor of the Company temporarily restraining the Investor from selling, foreclosing upon, encumbering, dissipating, or otherwise transferring any of the collateral referenced in the Notice and from conducting the sale currently referenced in the Notice.

The Company obtained injunction retraining DGF from proceeding with the Sale of Collateral, (District Court District of Nevada - Case Number: 2:19-cv-01039) and filed its arbitration demand on Friday, June 7, 2019. On July 2, 2019, Honorable Philip Pro (Ret.) was appointed as Arbitrator in Gopher Protocol, Inc. vs. Discover Growth Fund, LLC (JAMS Ref# 1260005395).

The Court (Gopher Protocol, Inc, a Nevada corporation, Plaintiff, vs. Discover Growth Fund, LLC, a US Virgin Islands limited liability company, Defendant; Case Number: 2:19-cv-01039) granted the motion of the Company for a Preliminary Injunction against (DGF, continuing in effect the Court’s previously granted Temporary Restraining Order that enjoined DGF from selling, foreclosing upon, encumbering, dissipating, or otherwise transferring any of the Company’s assets (the “Preliminary Injunction”).

Since the issuance of the Preliminary Injunction, the Company believes that DGF (in a series of its own actions that included Notices to increase reserves and a Notice of Conversion) has again violated the Preliminary Injunction. The most recent example is DGF’s October 24, 2019 delivery to the Company of a purported “Notice of Default and Notice of Sale of Collateral” (the “Most Recent Notice”). In the Most Recent Notice, DGF again declared that the Company was in default of the terms of the SPA between the Company and DGF. In the Most Recent Notice, DGF purported to declare all of the Company’s obligations under the SPA immediately due and payable. In the Most Recent Notice, DGF purported to establish 10:00 a.m. Eastern Time on Monday, December 2, 2019, as the date on which DGF intended to sell and dispose of the collateral securing the Debenture that were the subject of the SPA and that the sale would take place in St. Thomas, The Virgin Islands.

The Company disputes the fundamental basis for any such sale as set forth in the Most Recent Notice, including the purported basis for DGF’s claims that the Company is in default under the SPA.  Among other issues, the Company continues to maintain that the SPA is void and that DGF’s actions thereunder are legally unsupportable. The Company will seek to have the purported sale terminated and to have DGF held in contempt by the Court.  The Company will also seek to recover all of its associated fees and costs relative to its pursuit of this matter.

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

During the nine months ended September 30, 2019, the Company had the following transactions in its common stock:

•	issued an aggregate of 9,500 shares to employees and board members as part of their compensation agreements with the Company;

•	issued 74,762 shares to an investor for the conversion of $1,357,200 in convertible notes and $62,934 in accrued interest;

•	issued 59,820 shares to an investor for disputed penalties on a convertible debenture; and

•	issued 200,267 shares to Latinex in order to provide that Latinex may maintain its required regulatory capital as

•	issued 660,000 shares in connection with the conversion of 66,000 shares of Series D Preferred Stock;

•	issued 20,000 shares in connection with the conversion of 2,000,000 shares of Series G Preferred Stock;

•	issued 2,500 shares to a consultant for professional services rendered valued at $123,725;

•	issued an aggregate of 18,000 shares to employees and board members as part of their agreements with the Company;

•	issued 30,000 to a consultant for services related to assisting the Company with the acquisition of the RWJ assets.

•	issued aggregate of 12,500 shares to a consultant for services rendered valued at $2,715,000;

•	issued 5,000 shares for the acquisition of the ECS assets valued at $1,010,000;

•	issued ,2500 shares for the acquisition of the Electronic Check valued at $695,000;

•	issued aggregate of 100,000 shares in connection with its equity interest in Mobiquity valued at $9,980,000;

•	issued aggregate of 10,000 shares to a consultant for services rendered valued at $998,000;

•	issued aggregate of 125,000 shares to Guardian LLC in connection the termination of its 50% interest in the profits of certain of the Company’s products; and

•	issued 12,727 shares of common stock to an investor for cash proceeds of $1,500,000.required by various regulators.

The offer, sale and issuance of the above securities was made to accredited investors and the Company relied upon the exemptions contained in Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated thereunder with regard to the sale. No advertising or general solicitation was employed in offering the securities. The offer and sales were made to accredited investors and transfer of the common stock will be restricted by the Company in accordance with the requirements of the Securities Act of 1933, as amended.

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

Since the issuance of the Preliminary Injunction, the Company believes that DGF (in a series of its own actions that included Notices to increase reserves and a Notice of Conversion) has again violated the Preliminary Injunction. The most recent example is DGF’s October 24, 2019 delivery to the Company of a purported “Notice of Default and Notice of Sale of Collateral” (the “Most Recent Notice”). In the Most Recent Notice, DGF again declared that the Company was in default of the terms of the December 3, 2018 Securities Purchase Agreement (“SPA”) between the Company and DGF. In the Most Recent Notice, DGF purported to declare all of the Company’s obligations under the SPA immediately due and payable. In the Most Recent Notice, DGF purported to establish 10:00 a.m. Eastern Time on Monday, December 2, 2019, as the date on which DGF intended to sell and dispose of the collateral securing the Senior Secured Redeemable Convertible Debenture that were the subject of the SPA and that the sale would take place in St. Thomas, The Virgin Islands.

The Company disputes the fundamental basis for any such sale as set forth in the Most Recent Notice, including the purported basis for DGF’s claims that the Company is in default under the SPA.  Among other issues, the Company continues to maintain that the SPA is void and that DGF’s actions thereunder are legally unsupportable. The Company will seek to have the purported sale terminated and to have DGF held in contempt by the United States District Court for the District of Nevada.  The Company will also seek to recover all of its associated fees and costs relative to its pursuit of this matter.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

On October 10, 2019, the Company entered into a Joint Venture Agreement (the “BitSpeed Agreement”) with BitSpeed LLC, which is owned by Douglas Davis, the Company’s Chief Executive Officer, to form GBT BitSpeed Corp., a Nevada company (“GBT BitSpeed”). The purpose of GBT BitSpeed is to develop, maintain and support its proprietary Extreme Transfer Software Application Concurrency, a software application to transfer secure, accelerated transmission of large file data over networks, and connection to cloud storage, Network-Attached Storage (NAS) and Storage Area Networks (SANs) (“Concurrency”). BitSpeed shall contribute the services and resources for the development of Concurrency to GBT BitSpeed. The Company shall contribute 10 million shares of common stock of the Company to GBT BitSpeed. BitSpeed and the Company will each own 50% of GBT BitSpeed. The Company shall appoint two directors and BitSpeed shall appoint one director of GBT BitSpeed. In addition, GBT BitSpeed and Mr. Davis entered into a Consulting Agreement in which Mr. Davis is engaged to provide services in consideration of $10,000 per month payable quarterly which may be paid in shares of common stock calculated by the amount owed divided by the Company’s 20-day VWAP. Mr. Davis will provide services in connection with the development of the business as well as GBT BitSpeed’s capital raising efforts. The term of the Consulting Agreement is two years. The closing of the BitSpeed Agreement occurred on October 14, 2019.

On November 14,2019, the Company pledged its 3,333,333 shares in SURG to a third party to secure working capital of up to $500,000 which has been provided.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1	Certificate of Incorporation of Forex International Trading Corp. (6)
3.2	Bylaws of Forex International Trading Corp. (6)
3.3	Certificate of Designation for Series A Preferred Stock (14)
3.4	Certificate of Designation for Series B Preferred Stock (21)
3.5	Certificate of Designation – Series C Preferred Stock (22)
3.6	Amendment to the Certificate of Designation for the Series B Preferred Stock (25)
3.7	Amendment to the Certificate of Designation for the Series C Preferred Stock(25)
3.8	Certificate of Change filed pursuant to NRS 78.209 (31)
3.9	Articles of Merger filed pursuant to NRS 92.A.200 (31)
3.10	Certificate of Amendment to the Articles of Incorporation of Gopher Protocol Inc. (34)
3.11	Certificate of Change dated July 10, 2019 (67)
3.12	Articles of Merger by and between Gopher Protocol Inc. and GBT Technologies Inc. dated July 10, 2019(67)
3.13	Certificate of Correction to the Certificate of Change (68)
3.14	Certificate of Correction to the Articles of Merger by and between Gopher Protocol Inc. and GBT Technologies Inc. dated July 10, 2019 (68)
3.15	Certificate of Amendment to the Articles of Incorporation of GBT Technologies Inc. dated September 23, 2019 (72)

4.1	Convertible Promissory Note issued by the Company to ATL dated July 8, 2010 (3)
4.2	Secured and Collateralized Promissory Note issued by ATL to the Company dated July 8, 2010 (3)
4.3	Collateral and Security Agreement by and between Forex International Trading Group and ATL dated July 7, 2010 (3)
4.4	Promissory Note issued to Rasel Ltd. Dated October 6, 2009(7)
4.5	Promissory Note issued to Rasel Ltd. Dated October 20, 2009 (7)
4.6	Letter Agreement between Rasel Ltd. and Forex International Trading Corp. dated January 22, 2011 (8)
4.7	Letter Agreement by and between Forex International Trading Group and ATL dated November 8, 2010 (9)
4.8	6% Convertible Note issued to APH (11)
4.9	6% Convertible Debenture issued to HAM dated April 5, 2011 (14)
4.10	Promissory Note dated November 30, 2011 issued to Cordellia dioxo. in the amount of $1,000,000 (18)
4.11	$500,000 Convertible Promissory Note issued by Forex International Trading Corp. (23)
4.12	$400,000 Secured and Collateralized Promissory Note issued by Vulcan Oil & Gas Inc. (23)
4.13	Securities Purchase Agreement dated July 24, 2013 entered with Asher Enterprise Inc. (26)
4.14	Convertible Promissory Note issued to Asher Enterprises Inc. (26)
4.15	10% Convertible Debenture issued to GV Global Communications Inc. (30)
4.16	Amendment to 10% Convertible Promissory Debenture held by GV Global Communications, Inc. (32)

4.17	Series D Preferred Stock Certificate of Designation (32)
4.18	Common Stock Purchase Warrant (40)
4.19	6% Convertible Promissory Note issued by the Company to Guardian Patch LLC dated May 23, 2017 (41)
4.20	Securities Purchase Agreement entered with Crown Bridge Partners, LLC dated June 9, 2017 (42)
4.21	Convertible Promissory Note dated June 9, 2017 issued to Crown Bridge Partners LLC (42)
4.22	Convertible Promissory Note Back End Note dated June 9, 2017 issued to Crown Bridge Partners LLC (42)
4.23	Collateralized Secured Promissory Note Back End Note dated June 9, 2017 issued to Crown Bridge Partners LLC (42)
4.24	Securities Purchase Agreement entered with Eagle Equities, LLC dated June 9, 2017 (42)
4.25	Convertible Promissory Note issued to Eagle Equities, LLC dated June 9, 2017 (42)
4.26	Convertible Promissory Note issued to Eagle Equities, LLC dated June 9, 2017 (Back End Note) (42)
4.27	Form of Collateralized Secured Promissory Note dated June 9, 2017 issued by Eagle Equities, LLC (42)

4.28	Convertible Promissory Note dated June 7, 2017 issued to JSJ Investments Inc. (42)
4.29	Convertible Promissory Note dated June 29, 2017 issued to JSJ Investments Inc. (44)
4.30	Form of Warrant issued to Robert Warren Jackson, Gregory Bauer, Michael Murray and Guardian Patch, LLC dated September 1, 2017 (45)
4.31	Balloon Note payable by Gopher Protocol Inc. to RWJ Advanced Marketing, LLC dated September 1, 2017 (45)
4.32	Securities Purchase Agreement entered with Eagle Equities, LLC dated September 13, 2017 (46)
4.33	Convertible Promissory Note issued to Eagle Equities, LLC dated September 13, 2017(46)
4.34	Convertible Promissory Note issued to Eagle Equities, LLC dated September 13, 2017 (Back End Note) (46)
4.35	Form of Collateralized Secured Promissory Note dated September 13, 2017 issued by Eagle Equities, LLC(46)
4.36	Securities Purchase Agreement dated October 2, 2017 between Gopher Protocol Inc. and Power Up Lending Group Ltd. (47)

4.37	Convertible Promissory Note dated October 2, 2017 issued to Power Up Lending Group Ltd. (47)
4.38	Securities Purchase Agreement entered with Labrys Fund, LP dated October 26, 2017 (49)
4.39	Convertible Promissory Note issued to Labrys Fund, LP dated October 26, 2017 (49)
4.40	Rescission Agreement entered between Gopher Protocol Inc. and Crown Bridge Partners, LLC dated October 23, 2017 (49)
4.41	Securities Purchase Agreement by and between Gopher Protocol Inc. and Eagle Equities, LLC dated December 29, 2017 (50)
4.42	Common Stock Purchase Warrant issued to Eagle Equities, LLC dated December 29, 2017 (50)
4.43	Certificate of Designation of the Preferences, Rights and Limitations of the Series G Convertible Preferred Stock (51)
4.44	Form of Securities Purchase Agreement entered with Bellridge Capital, LLC (52)
4.45	10% Convertible Debenture issued to Bellridge Capital, LLC dated March 2, 2018 (52)
4.46	Common Stock Purchase Warrant issued to Bellridge Capital, LLC dated March 2, 2018 (52)
4.47	Form of Warrant issued to Derron Winfrey, Dennis Winfrey, Mark Garner and JIL Venture dated March 1, 2018 (53)

4.48	Note payable by Gopher Protocol Inc. to ECS, LLC dated March 1, 2018 (53)
4.49	10% Convertible Debenture issued to Bellridge Capital, LP dated April 9, 2018 (54)
4.50	Common Stock Purchase Warrant issued to Bellridge Capital, LP dated April 9, 2018 (54)
4.51	Stock Option issued to Kevin Pickard dated April 16, 2018 (55)
4.52	Stock Option issued to Muhammad Khilji dated April 25, 2018 (56)
4.53	Securities Purchase Agreement by and between Gopher Protocol Inc. and Eagle Equities, LLC dated May 4, 2018 (57)
4.54	Series H Convertible Preferred Stock Certificate of Designation (65)
4.55	6% Convertible Note payable to Pablo Gonzalez dated June 17, 2019 (65)
4.56	Convertible Note payable to Glen Eagles Acquisition LP (66)
4.57	Amendment to Common Stock Purchase Warrant between Gopher Protocol Inc. and Glen Eagles Acquisition LP (66)
10.1	Software Licensing Agreement dated April 12, 2010, by and between Forex International Trading Corp and Triple (1)
10.2	Employment Agreement dated April 23, 2010, by and between Forex International Trading Corp and Darren Dunckel (2)
10.3	Letter Agreement by and between Forex International Trading Corp. and Anita Atlas, dated July 29, 2010 (4)
10.4	Letter Agreement by and between Forex International Trading Corp. and Stewart Reich, dated July 29, 2010 (4)
10.5	Letter Agreement by and between Forex International Trading Corp. and Mr. William Glass, dated August 6, 2010 (5)
10.6	Share Exchange Agreement by and between Forex International Trading Corp. and APH (10)

10.7	Letter Agreement by and between Forex International Trading Corp., APH, Medirad Inc. and Rasel Ltd. (11)
10.8	Letter Amendment by and between Forex International Trading Corp. and William Glass, dated March 4, 2011 (13)
10.9	Letter Amendment by and between Forex International Trading Corp. and Stewart Reich, dated March 4, 2011 (13)
10.10	Employment Agreement by and between Forex International Trading Corp. and Liat Franco, dated March 7, 2011 (13)
10.11	Agreement between Forex International Trading Corp. and APH dated April 5, 2011 (14)
10.12	Conversion Agreement between MP and Forex International Trading Corp. dated April 5, 2011 (14)
10.13	Share Exchange Agreement between Forex International Trading Corp. and dated April 5, 2011 (14)
10.14	Agreement to Unwind and Mutual Release dated as of July 11, 2011 by and between Forex International Trading Corp., Forex NYC and Wheatley Investment Agreement by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)
10.15	Registration Rights Agreement with Centurion by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)
10.16	Intentionally Left Blank
10.17	Settlement Agreement by and between Forex International Trading Corp., A.T. Limited, Watford Holding Inc. and James Bay Holdings, Inc. dated November 1, 2011 (17)
10.18	Settlement and Foreclosure Agreement between Forex International Trading Corp., AP Holdings Limited, H.A.M Group Limited and Cordellia d.o.o.(18)
10.19	Annulment of Share Purchase Agreement dated December 5, 2011 between Triple 8 Limited, AP Holdings Limited, H.A.M Group Limited and 888 Markets (Jersey) Limited (18)
10.20	Promissory Note issued to Forex International Trading Corp. dated December 13, 2011 (19)
10.21	Stock Pledge Agreement executed by Fortune Market Media Inc. dated December 13, 2011 (19)
10.22	Conversion Agreement between the Company and GV Global Communications, Inc. (22)
10.23	Agreement by and between and Direct JV Investments Inc., Forex International Trading Corporation and Vulcan Oil & Gas Inc. dated January 7, 2013 (23)
10.24	Evaluation License Agreement dated September 2, 2013, by and between Forex International Trading Corp and Micrologic Design Automation, Inc. (27)
10.25	Letter Agreement dated January 2, 2014, by and between Forex International Trading Corp and Micrologic Design Automation, Inc. (28)
10.26	Settlement Agreement by and between Forex International Trading Corp. and Leova Dobris dated November 14, 2014 (29)
10.27	Exchange Agreement by and between Forex International Trading Corp. and Vladimir Kirish dated January 22, 2015 (30)
10.28	Exchange Agreement by and between Forex International Trading Corp. and GV Global Communications Inc. dated January 22, 2015 (30)

10.29	Agreement by and between Forex International Trading Corp. and Fleming PLLC dated January 22, 2015 (30)
10.30	Territorial License Agreement dated March 4, 2015, by and between Gopher Protocol Inc. and Hermes Roll LLC (32)
10.31	Amended and Restated Territorial License Agreement dated June 16, 2015 by and between Gopher Protocol Inc. and Hermes Roll LLC (35)
10.32	Letter Agreement dated August 20, 2015 by and between Gopher Protocol Inc. and Dr. Danny Rittman (36)
10.33	Consulting Agreement dated August 11, 2015, by and between Gopher Protocol Inc. and Michael Korsunsky (37)
10.34	Letter Agreement dated March 14, 2016 by and between Gopher Protocol Inc. and Dr. Danny Rittman. (38)
10.35	Amended and Restated Employment Agreement by and between Gopher Protocol Inc. and Dr. Danny Rittman dated April 19, 2016 (39)
10.36	Consulting Agreement dated September 10, 2016, by and between Gopher Protocol Inc. and Waterford Group LLC (40)
10.37	Conversion Agreement between the Company and Guardian Patch LLC dated May 23, 2017 (41)
10.38	Lock-Up and Leak-Out Agreement between the Company and Guardian Patch LLC dated June 26, 2017 (43)
10.39	Lock-Up and Leak-Out Agreement between the Company and Stanley Hills LLC dated June 29, 2017 (43)
10.40	Letter Agreement between the Company and Danny Rittman dated June 29, 2017 (43)
10.41	Asset Purchase Agreement between Gopher Protocol Inc. and RWJ Advanced Marketing, LLC dated September 1, 2017 (45)
10.42	Addendum to Asset Purchase Agreement between Gopher Protocol Inc. and RWJ Advanced Marketing, LLC dated September 1, 2017 (45)
10.43	Employment Agreement between Gopher Protocol Inc. and Gregory Bauer dated September 1, 2017 (45)

10.44	Consulting Agreement between Gopher Protocol Inc. and Guardian Patch, LLC dated September 1, 2017 (45)
10.45	Rescission Agreement between Gopher Protocol Inc. and Eagle Equities LLC dated December 31, 2017 (51)
10.46	Amendment of Lock-Up and Leak-Out Agreement between Gopher Protocol Inc. and Stanley Hills, LLC dated December 29, 2017(51)
10.47	Amendment of Lock-Up and Leak-Out Agreement between Gopher Protocol Inc. and Guardian Patch, LLC dated December 29, 2017(51)
10.48	Asset Purchase Agreement between Gopher Protocol Inc. and ECS Prepaid LLC dated March 1, 2018 (53)
10.49	Employment Agreement between Gopher Protocol Inc. and Derron Winfrey dated March 1, 2018(53)
10.50	Employment Agreement between Gopher Protocol Inc. and Mark Garner dated March 1, 2018(53)
10.51	Consulting Agreement between Gopher Protocol Inc. and J.I.L. Venture LLC dated March 1, 2018(53)
10.52	Executive Retention Agreement by and between Gopher Protocol Inc. and Kevin Pickard dated April 16, 2018 (55)
10.53	Indemnification Agreement by and between Gopher Protocol Inc. and Kevin Pickard dated April 16, 2018 (55)
10.54	Director Agreement by and between Gopher Protocol Inc. and Muhammad Khilji dated April 25, 2018 (56)
10.55	Indemnification Agreement by and between Gopher Protocol Inc. and Muhammad Khilji dated April 25, 2018 (56)
10.56	Director Agreement by and between Gopher Protocol Inc. and Robert Yaspan dated May 17, 2018 (58)
10.57	Director Agreement by and between Gopher Protocol Inc. and Judit Nagypal dated May 17, 2018 (58)
10.58	Director Agreement by and between Gopher Protocol Inc. and Ambassador Siegel dated May 17, 2018 (58)
10.59	Director Agreement by and between Gopher Protocol Inc. and Eva Bitter dated June 18, 2018 (59)
10.60	Employment Agreement by and between Gopher Protocol Inc. and Douglas L. Davis dated July 23, 2018 (60)
10.61	Director Agreement by and between Gopher Protocol Inc. and Mitchell K. Tavera dated July 31, 2018 (61)
10.62	Agreement between Gopher Protocol Inc. and Mobiquity Technologies, Inc. dated September 4, 2018 (62)
10.63	Consulting Agreement between Gopher Protocol Inc. and Consul Group RE 2021, SRL dated September 5, 2018 (62)

10.64	Exclusive Intellectual Property License and Royalty Agreement between Gopher Protocol Inc. and GBT Technologies, S.A. dated September 14, 2018 (63)
10.65	Letter Agreement between Gopher Protocol Inc. and Dr. Danny Rittman dated September 14, 2018 (63)
10.66	Exchange Agreement entered into between Gopher Protocol Inc., Altcorp Trading LLC, GBT Technologies, S.A., a Costa Rica company and Pablo Gonzalez dated June 17, 2019 (65)
10.67	Consulting Agreement entered into between Gopher Protocol Inc. and Glen Eagles Acquisition LP (66)
10.68	Letter Agreement between Mobiquity Technologies, Inc. and GBT Technologies Inc. executed August 2, 2019 Delivered August 6, 2019 (69)

10.69	Stock Purchase Agreement between Mobiquity Technologies, Inc. and GBT Technologies Inc. Dated September 10, 2019 (71)

1070	Stock Purchase Agreement between Marital Trust GST Subject U/W/O Leopold Salkind and GBT Technologies Inc. dated September 10, 2019 (71)

10.71	Stock Purchase Agreement between Dr. Gene Salkind and GBT Technologies Inc. dated September 10, 2019 (71)

10.72	Stock Purchase Agreement between Deepanker Katyal and GBT Technologies Inc. dated September 10, 2019 (71)

10.73	Joint Venture Agreement by and between GBT Technologies Inc. and BitSpeed LLC dated October 10, 2019 (73)

10.74	Consulting Agreement by and between Douglas L. Davis and GBT BitSpeed Corp. dated October 10, 2019 (73)

16.1	Letter from Alan R. Swift, CPA, P.A. (33)
16.2	Letter from Anton & Chia, LLP (48)
21.1	List of Subsidiaries (70)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2010
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 28, 2010
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 13, 2010
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 3, 2010
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 9, 2010
(6)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 9, 2009.
(7)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on November 2, 2009.
(8)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on January 29, 2010.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 22, 2010

(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 17, 2010
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2011
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 2, 2011
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 9, 2011
(14)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 6, 2011
(15)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 20, 2011
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 29, 2011
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 9, 2011
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 12, 2011
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 16, 2011
(20)	Incorporated by referenced to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 13, 2012
(21)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 14, 2012
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 27, 2012.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 9, 2013.
(24)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2013.
(25)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 20, 2012.
(26)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 1, 2013.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 4, 2013.
(28)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2014.

(29)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 20, 2014
(30)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 27, 2015
(31)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 18, 2015
(32)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 12, 2015
(33)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 24, 2015
(34)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 1, 2015
(35)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 16, 2015
(36)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 21, 2015
(37)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 28, 2015
(38)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2016
(39)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2016
(40)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 13, 2016
(41)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 26, 2017
(42)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 13, 2017
(43)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 30, 2017
(44)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 7, 2017
(45)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 7, 2017
(46)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 22, 2017
(47)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 10, 2017
(48)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 27, 2017
(49)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 30, 2017
(50)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 2, 2018

(51)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2018
(52)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 6, 2018
(53)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 21, 2018
(54)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 13, 2018
(55)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 18, 2018
(56)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 26, 2018.
(57)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 8, 2018.
(58)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 22, 2018.
(59)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 22, 2018.
(60)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 24, 2018.
(61)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 31, 2018.
(62)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 9, 2018.
(63)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 18, 2018.
(64)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 13, 2018.
(65)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on June 19, 2019.
(66)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on July 12, 2019.
(67)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on July 15, 2019.
(68)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 5, 2019.
(69)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 7, 2019.
(70)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 15, 2019.
(71)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 16, 2019.
(72)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 25, 2019.
(73)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 16, 2019.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

GOPHER PROTOCOL INC. (Registrant)

Date: November 19, 2019	By:	/s/ Douglas Davis
Douglas Davis
Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

