Form 10-K
period 2019-12-31
GBT Technologies Inc.
filed 2020-05-27
CIK 1471781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-54530

GBT TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

GOPHER PROTOCOL INC.

(Former name of registrant as specified in its charter)

Nevada	27-0603137
State or other jurisdiction of	I.R.S. Employer
incorporation or organization	Identification Number

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

As of June 30, 2019, the market value of our common stock held by non-affiliates was approximately $24,965,813, which is computed based upon the closing price on that date of the Common Stock of the registrant on the OTC PINK maintained by OTC Markets Group Inc. of $0.168. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of May 27, 2020, 171,496,091 shares of common stock, $.00001 par value per share, of the registrant were outstanding.

Documents incorporated by reference:  None

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

i

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to “GBT”, “Gopher”, “GOPH”, “GTCH” or “the Company,” or “we,” or “us,” and “our” refer to GBT Technologies Inc. or f/k/a Gopher Protocol Inc. Except for the historical information contained herein, some of the statements in this report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk.” They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “expect,” “plan,” “could,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “goal,” or “continue” or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at a competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under U.S. federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

ii

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

GBT Technologies Inc. (formally known as Gopher Protocol Inc., the “Company”, “Gopher”, “Gopher Protocol” “GOPH” or “GTCH”) was incorporated on July 22, 2009 under the laws of the State of Nevada. GBT is an emerging growth company that is creating and patenting innovative mobile microchip (ICs) and software technologies based on the GopherInsight ™ technology platform. Effective August 5, 2019, the Company changed its name from Gopher Protocol Inc. to GBT Technologies Inc. The Company also offers prepaid cellular phone minutes for both domestic and international carriers. In addition, the Company has historically offered cellular activation (activating SIM cards with wireless carriers) to create additional users (consumers) on those networks and provides check processing, verification and recovery solutions for small to medium sized businesses. During the year ended December 31, 2019, the Company derived revenues from (i) the provision of IT services; (ii) from the operations of the assets that include the sale of phones, phone card products, prepaid cellular phone minutes and cellular activation and (iii) from the licensing of its technology.

The Company is targeting additional growing markets: development of Internet of Things (IoT) and Artificial Intelligence (AI) enabled networking and tracking technologies, including wireless mesh network technology platform and fixed solutions, development of an intelligent human body vitals device, prepaid services, asset-tracking IoT and wireless mesh networks.

Prepaid services

On September 1, 2017, the Company entered into an Asset Purchase Agreement with a third party, RWJ Advanced Marketing, LLC, a Georgia corporation. The Company entered into this Asset Purchase Agreement to acquire terminals in approximately 9,400 locations by which, and at which, the Company planned to deploy its IoT/asset tracking technology. The operations consist primarily of the sale of phones and phone card products, including PINS for cell minutes, SIM cards for cell minutes, as well as gift cards and prepaid long distance cards. The Company incorporated a wholly-owned subsidiary, UGopherServices Corp. (“UGopherServices”), to operate the acquired assets. The assets acquired in the purchase consisted of racks that contain 9-12 items per rack that are displayed in retail locations, mainly convenience stores; and payment terminals at those same points of sale.

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

On September 30, 2019, the Company entered into an Asset Purchase Agreement with Surge Holdings, Inc., a Nevada corporation (“SURG”) pursuant to which the Company agreed to sell and assign to SURG all the assets and certain specified liabilities of its ECS Prepaid, Electronic Check and the CSLS businesses in consideration of $5,000,000 to be paid through the issuance of 3,333,333 shares of SURG’s common stock and a convertible promissory note in favor of the Company in the principal amount of $4,000,000. The 3,333,333 shares of SURG’s common stock have been pledged to a third party for providing working capital needs of the Company. The convertible promissory note was issued to AltCorp Trading, LLC a wholly owned subsidiary of the Company.

The ECS Prepaid, Electronic Check and the CSLS businesses have been presented as discontinued operations on the accompanying financial statements.

Prepaid services products

The racks located at the points of sale contained the following items:

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

Prepaid services markets

After the acquisition of certain assets from RWJ Marketing Services LLC in September 2017, the majority of the point of sale locations held by UGopherServices were in the Southeastern US, but the geographic penetration of the locations overall is national. As discussed above, a substantial portion of the investment in the UGopherServices investment was written off in the third fiscal quarter of 2018.

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

Asset tracking IoT - and Artificial Intelligence (AI) enabled networking (including AI Medical Advisor platform and potential products)

The Company plans to launch a series of software and microchip design products that integrate into strategic technology partners’ solutions and enable real-time tracking and management of IoT or connected assets. Through its investment in GBT Technologies S.A. and its Joint Venture with Tokenize – It S.A., this platform was further developed with an Artificial Intelligence (AI) enabled networking as well as a stand-alone AI platform. As an example, the Company’s Guardian Patch solution is a sticky adhesive patch that is placed on an object to be tracked, and relays the location of the asset through a mesh network that does not rely on Global System for Mobile Communications (GSM) or GPS technology, while being “managed” by AI. Avant! AI is a revolutionary system under development for managing and controlling the Company’s technology. It is designed to as an AI system that can detect, analyze and learn from experience. The Company is pursuing its use in autonomous cars, drone operations, geo-tracking and controlling many other complex systems

Additionally, GopherInsight™ allows the tracking and enhanced security of digital assets, including blockchain-based assets. The health system is an AI based medical advisor. Users may provide symptoms, ask medical questions and describe conditions in order to get diagnostic advice, including known medications and treatments. We believe this can provide a reliable, simple and fast medical information for people around the world. We provide information on medical symptoms and conditions based on data and analytics taken from The National Center for Biotechnology, CDC and other accredited resources. The service is available for adults (18+) under a disclaimer and is not intended to replace a human physician.

Asset tracking IoT markets and Artificial Intelligence (AI) enabled networking (including AI Medical Advisor platform and potential products)

The applications for the Company’s solutions include segments such as public sector, healthcare sector, banking financial services and insurance (BFSI) sector, transport and logistics sector, retail sector, commercial sector, industrial sector, energy and utility sector, manufacturing sector and other sectors.

Asset tracking IoT and Artificial Intelligence (AI) enabled networking (including AI Medical Advisor platform and potential products) competition

The prevailing AI solutions in the marketplace currently are a combination of barcoding and RFID technologies. Existing solutions require that the asset is near the scanner to be scanned. Further, such existing solutions are “point to point,” meaning they require repeated scan points along a route in order to update the location of the asset. The GopherInsight platform, including the Guardian Patch solution, is designed to be more accurate and when placed on or into the asset, has the ability to interactively locate and update information on an asset anywhere on earth. It works through a Gopher-enabled global mesh network, does not need GPS or GSM to locate the package, and is regularly transmitting information on the asset, meaning that there is no need to frequently re-scan the asset to update its location. In addition, the Company’s solutions are planned to include resource and distributed database management features which are not normally found in IoT systems.

There are many competitors supplying AI standalone, and AI asset tracking and asset tracking IoT systems today, including companies such as AT&T, IBM and Verizon. It is Company’s goal to offer the GopherInsight platform to some or all of these competitors to upgrade and differentiate their solutions.

Wireless mesh networking

Wireless mesh networks consist of LAN/MAN/WAN solutions that are infrastructural-intensive, may rely on regulated frequencies and bandwidth, often have so-called “last mile” problems areas where either economics or population density make it too expensive for current solutions to cover, and difficult to manage centrally. The Company’s GopherInsight platform makes it easy to add and manage last mile capacity. The solution is easily integrated into existing networks. The Company’s Avant! AI platform is designed for easy integration with, and management of, additional coverage for customer networks.

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

Wireless mesh networking markets competition

The competitors for wireless mesh networking solutions, and AI solutions, are the entities themselves that have their own capability. The Company’s strategy is to integrate and “wrap around” those solutions to make them more efficient, less costly, and less infrastructural-intensive, while at the same time solving last mile problems to the end user.

Mobiquity Agreements

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

On February 6, 2019, the Company entered into a letter agreement with Gopher Protocol Costa Rica Sociedad De Responsabilidad Limitada, a Costa Rican company (“Gopher CR”) and a 50% owned subsidiary of the Company, pursuant to which the Company sold 30,000,000 shares of Mobiquity Technologies, Inc., a New York corporation (“Mobiquity”) to Gopher CR in the principal amount of $5,000,000 secured by all of the assets of Gopher CR payable with 10% interest on the two year anniversary

On May 10, 2019, the Company entered into a Membership Interest Purchase Agreement with GEAL pursuant to which the Company acquired 49% of the membership interest in Advangelists, LLC (the “AVNG Interest”) in consideration of the assumption of a Promissory Note payable by GEAL to the former owners of the AVGN Interest with an outstanding balance of $7,475,000 (the “AVNG Note”) and cancellation of an outstanding Promissory Note payable by GEAL to the Company in the amount of $1,200,000 originally issued on March 1, 2019. Concurrently, the Company entered into a Membership Interest Purchase Agreement with Mobiquity pursuant to which the Company sold the AVNG Interest to Mobiquity in consideration of Mobiquity assuming the AVNG Note and Mobiquity amending the terms of the Remaining Mobiquity Warrant providing for cashless exercise.

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

On September 10, 2019, the Company entered into (i) a Stock Purchase Agreement with Mobiquity pursuant to which the Company agreed to return 15,000,000 shares of Mobiquity common stock to Mobiquity in exchange for 110,000 shares of common stock of the Company, (ii) a Stock Purchase Agreement with Marital Trust GST Subject U/W/O Leopold Salkind (“Salkind Trust”) pursuant to which the Company agreed to sell 7,000,000 shares of Mobiquity common stock to Salkind Trust in consideration of $67,200, (iii) Stock Purchase Agreement with Dr. Gene Salkind (“Salkind”) pursuant to which the Company agreed to sell 28,000,000 shares of Mobiquity common stock to Salkind in consideration of $268,000 and (iv) a Stock Purchase Agreement with Deepanker Katyal (“Katyal”) pursuant to which the Company agreed to sell 10,000,000 shares of Mobiquity common stock to Katyal in consideration of 90,000 shares of common stock of the Company. The closing of the agreements occurred on September 13, 2019. As a result of these transactions, the Company realized a loss on the sale of Mobiquity common stock of $3,673,595. At December 31, 2019, the Company owned no shares of Mobiquity common stock.

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

Under the terms of the GBT License Agreement, the Company is entitled to receive a royalty payment of 2% of gross revenue of each licensed product sold by GBT during the period starting in which revenue is first generated using the licensed products and continuing for five years thereafter. Upon signing the GBT License Agreement, GBT paid the Company $300,000, which is nonrefundable. The Company has recognized the $300,000 as revenue during the year ended December 31, 2018. Upon GBT making available for sale (the “Commercial Event”) an ICO (Initial Coin Offering) (the “Coin”), GBT will make a payment to the Company in the amount of $5,000,000. Further, upon the Commercial Event, GBT will grant the Company the ability to acquire 30% of the Coin at a 30% discount of such offering price of the Coin. The GBT License Agreement commenced as of the signing date and, unless terminated in accordance with the termination provisions of the GBT License Agreement, shall remain in force until the expiration of the patent pertaining to the Digital Currency Technology; provided that the right to use trade secrets shall survive the expiration of the GBT License Agreement provided the Company has not terminated. Prior to the signing of the GBT License Agreement, GBT advanced $200,000 to the Company, which the parties have agreed will be applied toward the $5,000,000 fee when it becomes due. The $200,000 is recorded as unearned revenue at December 31, 2019 in the accompanying consolidated balance sheet. As of the date of this filing, the Commercial Event has not yet occurred.

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

Joint Ventures

GBT BitSpeed

On October 10, 2019, the Company entered into a Joint Venture Agreement (the “BitSpeed Agreement”) with BitSpeed LLC, which is owned by Douglas Davis, the Company’s Chief Executive Officer, to form GBT BitSpeed Corp., a Nevada company (“GBT BitSpeed”). The purpose of GBT BitSpeed is to develop, maintain and support its proprietary Extreme Transfer Software Application Concurrency, a software application to transfer secure, accelerated transmission of large file data over networks, and connection to cloud storage, Network-Attached Storage (NAS) and Storage Area Networks (SANs) (“Concurrency”). BitSpeed shall contribute the services and resources for the development of Concurrency to GBT BitSpeed. The Company shall contribute 10 million shares of common stock (valued at $17,900,000) of the Company to GBT BitSpeed. BitSpeed and the Company will each own 50% of GBT BitSpeed. The Company shall appoint two directors and BitSpeed shall appoint one director of GBT BitSpeed. In addition, GBT BitSpeed and Mr. Davis entered into a Consulting Agreement in which Mr. Davis is engaged to provide services in consideration of $10,000 per month payable quarterly which may be paid in shares of common stock calculated by the amount owed divided by the Company’s 20-day VWAP. Mr. Davis will provide services in connection with the development of the business as well as GBT BitSpeed’s capital raising efforts. The term of the Consulting Agreement is two years. The closing of the BitSpeed Agreement occurred on October 14, 2019.

At December 31, 2019, the Company evaluated the carrying amount of this joint venture investment and determined that an impairment charge of $17,900,000 was necessary.

GBT Tokenize

On March 6, 2020, the Company through its newly acquired wholly owned subsidiary, Greenwich International Holdings, a Costa Rica corporation (“Greenwich”), entered into a Joint Venture and Territorial License Agreement (the “Tokenize Agreement”) with Tokenize-It, S.A. (“Tokenize”), which is owned by a Costa Rica Trust represented by Pablo Gonzalez (“Gonzalez”). Gonzalez also represents Gonzalez Costa Rica Trust, which holds a note in the principal amount of $10,000,000 and is also a shareholder of the Company. Under the Tokenize Agreement, the parties formed GBT Tokenize Corp., a Nevada corporation (“GBT Tokenize”). The purpose of GBT Tokenize is to develop, maintain and support source codes for its proprietary technologies including advanced mobile chip technologies, tracking, radio technologies, AI core engine, electronic design automation, mesh, games, data storage, networking, IT services, business process outsourcing development services, customer service, technical support and quality assurance for business, customizable and dedicated inbound and outbound calls solutions, as well as digital communications processing for enterprises and startups (“Technology Portfolio”), throughout the State of California. Upon generating any revenue from the Technology Portfolio, the Joint Venture will earn the first right of refusal for other territories.

Tokenize shall contribute the services and resources for the development of the Technology Portfolio to GBT Tokenize. The Company shall contribute 100,000,000 shares of common stock of the Company (“GBT Shares”) to GBT Tokenize. Tokenize and the Company will each own 50% of GBT Tokenize. The Company pledged its 50% ownership in GBT Tokenize and its 100% ownership of Greenwich to Tokenize to secure its Technology Portfolio investment. The Company shall appoint two directors and Tokenize shall appoint one director of GBT Tokenize.

In addition, GBT Tokenize and Gonzalez entered into a Consulting Agreement in which Gonzalez is engaged to provide services in consideration of $33,333.33 per month payable quarterly which may be paid in shares of common stock calculated by the amount owed divided by the Company’s 10-day VWAP. Gonzalez will provide services in connection with the development of the business as well as GBT Tokenize’s capital raising efforts. The term of the Consulting Agreement is two years. The closing of the Tokenize Agreement occurred on March 9, 2020.

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

Guardian Agreements

On September 25, 2018, the Company entered into a Joint Venture Interest Purchase Agreement with Guardian Patch LLC pursuant to which the Company purchased Guardian LLC’s 50% interest in a joint venture (the “JV Interest”) previously entered between the parties in March 2016 covering the Guardian Patch, Puzpix and Epsilon. In consideration for the JV Interest, the Company issued Guardian 125,000 shares of common stock. During the year ended December 31, 2018, the Company took a charge to earnings of $11,750,000 related to the purchase of Guardian LLC’s 50% JV Interest.

On July 8, 2019, the Company entered a Consulting Agreement with Glen Eagles Glen Eagles Acquisition LP (“Glen”) as consultant to provide services in connection with the Company’s acquisition of 25% of GBT Technologies, S.A., a Costa Rican corporation (“GBT-CR”). Consultant will provide analysis, interaction with related professional and other services as requested by the Company to integrate and expand capabilities between GBT-CR and the Company. The Company shall pay Glen $1,000,000 through the issuance of a 6% Convertible Note. At the election of Glen, the Convertible Note can be converted into a maximum of 2,000 shares of Series H Preferred Stock. Each share of Series H Preferred Stock is convertible, at the option of the holder but subject to the Company increasing its authorized shares of common stock, into such number of shares of common stock of the Company as determined by dividing the Stated Value ($500 per share) by the conversion price ($10.00 per share).  The Series H Preferred Stock has no liquidation preference, does not pay dividends and the holder of Series H Preferred Stock shall be entitled to one vote for each share of common stock that the Series H Preferred Stock may be convertible into. In addition, the Company enter into an Amendment of a Common Stock Purchase Warrant held by Glen to acquire nine million shares of common stock that had been assigned to Glen by Guardian Patch LLC. Pursuant to the amendment, the Company agreed to provide that the Common Stock Purchase Warrant may be exercised on a cashless basis and provided a beneficial ownership limitation of 4.99%. As a result of the above Guardian Patch LLC does not hold any securities or debts of the Company.

Regulatory

The Company has commenced development, and the Company has completed the Statement of Work (SOW) for the Federal Communications Commission (“FCC”) survey to deploy the Company’s Guardian Global Tracking Device within the continental US. The Company has also completed their transmitters/transceivers modules feasibility research. Although the Company can use open channels, and therefore is not required to comply with various FCC regulations relevant to the system, the Company has chosen to comply, and is complying with FCC regulations. The FCC regulates the limits of potentially harmful interference to licensed transmitters due to low power unlicensed transmitters. The Company tracking device system consists of advanced security protocols in order to maintain the global, private, fully-secured network. In addition, the device needs to perform communication tasks across the globe providing breakthrough tracking features. The Company successfully completed thorough research that involved security, performance and FCC regulations compliance. The Company completed the design and construction of the device circuit prototype device. The Company has completed the construction of 10 prototype units, and performed intensive testing program to be tested as a complete system in designated areas by the Company.

Intellectual Property

To date, the Company, has filed for different patents covering certain fields of its technologies, as well as trademarks. The patents are owned by the Company. These patents and trademarks, as well as various websites and social media platforms, comprise the Company’s intellectual properties. On February 27, 2020 GBT Technologies, S.A., as successor in interest to Hermes Roll, LLC had notified the Company that it was in default on its Amended and Restated Territorial License Agreement (“ARTLA”) dated June 15, 2015 and that the ARTLA had been cancelled and rescinded.

On January 31, 2020, in the arbitration titled GBT Technologies Inc. (k/n/a Gopher Protocol, Inc. v. Discover Growth Fund, LLC (“Discover”) (JAMS Ref. No. 1260005395), the Company was informed that a final award was entered (the “Final Award”). The Final Award affirms that certain sections of the Senior Secured Redeemable Convertible Debenture (the “Debenture”) constitute unenforceable liquidated damages penalties and were stricken. Further, it was determined that neither Discover nor John Kirkland, President and General Partner of Discover, were entitled to recovery of their attorneys fees. Consequently, and consistent with the expectations of the Company, the arbitrator awarded Discover an award of $4,034,444.46 plus interest of 7.25% accrued from May 15, 2019 and costs in the amount of $55,613.00. On February 18, 2020, the Company filed a motion with the United States District Court District of Nevada (the “Nevada Court”) to confirm the Final Award and a motion to consolidate Discover’s application to confirm the Final Award filed in the U.S. District Court of the Virgin Islands (Case No: 3 :20-cv-00012-CVG-RM) (the “Virgin Island Court”). On February 27, 2020, the Nevada Court denied the Company’s motion to confirm the Final Award and motion to consolidate and further decided that the confirmation of the Final Award should be litigated in the Virgin Island Court. As such, on February 27, 2020, the Company filed a Notice of Entry of Order as well as a Motion to Confirm the Arbitration Award; Address the Outstanding issue regarding whether Discover’s rights are subordinated to other creditors and, thereafter, oversee a commercially reasonable foreclosure sale (Case No: 3 :20-cv-00012-CVG-RM). It was the Company’s position that the Final Award must first be confirmed and all questions regarding the rights of Discover relative to those of other creditors must be determined before any foreclosure sale can proceed. It was further the position of the Company that the previously disclosed foreclosure sale scheduled by Discover is being conducted in a commercially unreasonable manner and that if Discover proceeded forward with the foreclosure sale it did so at its own risk.

Nevertheless, on February 28, 2020, Discover advised that it conducted a sale of the Company’s assets.

On March 6, 2020, the Company through its newly acquired wholly owned subsidiary, Greenwich International Holdings, a Costa Rica corporation (“Greenwich”), entered into a Joint Venture and Territorial License Agreement (the “Tokenize Agreement”) with Tokenize-It, S.A. (“Tokenize”) to develop, maintain and support source codes for its proprietary technologies including advanced mobile chip technologies, tracking, radio technologies, AI core engine, electronic design automation, mesh, games, data storage, networking, IT services, business process outsourcing development services, customer service, technical support and quality assurance for business, customizable and dedicated inbound and outbound calls solutions, as well as digital communications processing for enterprises and startups (“Technology Portfolio”),

Employees

As of December 31, 2019, we had 14 full time employees and 0 part time employees. We also utilize outside consultants and contractors as needed.

Clients and Customers

After the acquisition of certain assets from RWJ Marketing Services LLC in September 2017, the Company via its subsidiary UGopherServices Corp. serving approximately 5,980 point of sale locations, with approximately 7,326 active members, each of which process varying volumes of transactions per month.

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

We only recently started our operations in our current business in 2015. We have a limited operating history in an evolving industry that may not develop as expected. Assessing our business and future prospects is challenging in light of the risks and difficulties we may encounter. These risks and difficulties include our ability to:

●	accurately forecast our revenues and plan our operating expenses;

●	successfully expand our business;

●	assimilate our acquisitions;

●	adapt to rapidly evolving trends in the ways consumers and businesses interact with technology;

●	avoid interruptions or disruptions in the offering of our products and our services;

●	develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased usage, as well as the deployment of new features and products;

●	hire, integrate and retain talented sales, customer service, technology and other personnel; and

●	effectively manage rapid growth in personnel and operations. global COVID-19 pandemic

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

We shifted our focus to our real-time, heuristic- (self-learning/artificial intelligence) based mobile technology in 2015 and recently acquired point of sale terminals.  We have a limited operating history and generated approximately $14.5 million in revenue for the year ended December 31, 2018 and approximately $19.2 million for the year ended December 31, 2019.  As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data.  Reliance on the historical results may not be representative of the results we will achieve.  Because of the uncertainties related to our limited historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses.  If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable or continue to incur losses.

The COVID-19 outbreak has caused disruptions in our development operations, which have resulted in delays on exiting projects and may have additional negative impacts on our operations.

The Company operates in a high-tech marketplace and relies on professionals and partnerships all over the world, which is impacted by the global pandemic, causing the Company’s resources to be affected. Our business operations have been and may continue to be materially and adversely affected by the coronavirus disease COVID-19.

An outbreak of respiratory illness caused by COVID-19 emerged in Wuhan city, Hubei province, PRC, in late 2019 and has been expanding globally. COVID-19 is considered to be highly contagious and poses a serious public health threat.

On March 19, 2020, the California Governor announced the lockdown of California in an attempt to slow the spread of the virus. Since then, other measures have been imposed in other countries and major cities in the USA, including Los Angeles, and throughout the world in an effort to contain the COVID-19 outbreak. The World Health Organization (the “WHO”) is closely monitoring and evaluating the situation. On March 11, 2020, the WHO declared the outbreak of COVID-19 a pandemic, expanding its assessment of the threat beyond the global health emergency it had announced in January. Any outbreak of such epidemic illness or other adverse public health developments in the USA or elsewhere in the world may materially and adversely affect the global economy, our markets and our business.

In the first quarter of 2020, the COVID-19 outbreak has caused disruptions in our development operations, which have resulted in delays on exiting projects. A prolonged disruption or any further unforeseen delay in our operations of the development, delivery and assembly process within any of our activities could continue to result in, increased costs and reduced revenue.

We cannot foresee whether the outbreak of COVID-19 will be effectively contained, nor can we predict the severity and duration of its impact. If the outbreak of COVID-19 is not effectively and timely controlled, our business operations and financial condition may be materially and adversely affected as a result of the deteriorating market outlook for sales, the slowdown in regional and national economic growth, weakened liquidity and financial condition of our customers and vendors or other factors that we cannot foresee. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment, cause uncertainties, cause our business to suffer in ways that we cannot predict and materially and adversely impact our business, financial condition and results of operations

OUR RESULTS OF OPERATIONS HAVE NOT RESULTED IN PROFITABILITY AND WE MAY NOT BE ABLE TO ACHIEVE PROFITABILITY GOING FORWARD

The Company does not accrue or capitalize development costs (or any costs to this effect) and expense it to its profit and loss statements as required by US GAPP. As such, the Company incurred a net loss amounting to $51,769,670 for the year ended December 31, 2018, and $186,505,119 for the year ended December 31, 2019.   If we incur additional significant operating losses, our stock price, may decline, perhaps significantly. Our management is developing plans to alleviate the negative trends and conditions described above.  Our business plan is speculative and unproven. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will be able to curtail our losses now or in the future.  Further, as we are an emerging enterprise, we expect that net losses will continue, and our working capital deficiency will increase.

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

The Company sustained net losses of $186,505,119 and our operating activities used cash flows of $6,623,463 for the year ended December 31, 2019. The Company had a working capital deficit of $11,830,572 stockholders’ deficit of $18,712,886 and an accumulated deficit of $252,656,451 at December 31, 2019. Over the same period in 2018, the Company sustained net losses of $51,769,670, and our operating activities used cash flows of $4,651,829. In 2018, the Company had a working capital deficit of $3,897,716 (after excluding $4,223,011 classified as assets of discontinued operations), stockholders’ equity of $14,516,389, and an accumulated deficit of $66,151,332.

WE WILL REQUIRE ADDITIONAL CAPITAL TO SUPPORT BUSINESS GROWTH, AND THIS CAPITAL MIGHT NOT BE AVAILABLE ON ACCEPTABLE TERMS, IF AT ALL.

We intend to continue to make investments to support our business growth and we will require additional funds to respond to business challenges, including the need to develop new features and products or enhance our existing products, improve our operating infrastructure or acquire complementary businesses and technologies. Further, we need additional capital to continue operations. Accordingly, we need to engage in equity or debt financings to secure additional funds. We expect that we have sufficient capital to maintain operations through the third quarter of 2020. In order to fully implement our business plan, we will need to raise $10,000,000. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business may be harmed.

WE DEPEND UPON KEY PERSONNEL AND NEED ADDITIONAL PERSONNEL

Our success depends on our inability to attract and retain key personnel including Mansour Khatib, our CEO, and Dr. Danny Rittman, our CTO, and our inability to do so may materially and adversely affect our business operations. The loss of qualified personnel could have a material and adverse effect on our business operations.  Additionally, the success of the Company’s operations will largely depend upon its ability to successfully attract and maintain competent and qualified key management personnel. As with any company with limited resources, there can be no guaranty that the Company will be able to attract such individuals or that the presence of such individuals will necessarily translate into profitability for the Company.

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

A SINGLE STOCKHOLDER HOLDS A CONTROLLING INTEREST IN OUR COMPANY, WHICH COULD LIMIT YOUR ABILITY TO INFLUENCE THE OUTCOME OF ANY STOCKHOLDER VOTE

Pablo Gonzalez, through GBT Tokenize Corp. and the Gonzalez Trust, beneficially owns approximately 59.6% of the outstanding shares of Common Stock. Under our Certificate of Incorporation and Nevada law, the vote of a majority of the shares outstanding is generally required to approve most stockholder action. As a result, this stockholder will be able to significantly influence the outcome of stockholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Certificate of Incorporation or proposed mergers or other significant corporate transactions.

THERE IS CURRENTLY A LIMITED PUBLIC MARKET FOR OUR COMMON STOCK. FAILURE TO FURTHER DEVELOP OR MAINTAIN A TRADING MARKET COULD NEGATIVELY AFFECT THE VALUE OF OUR COMMON STOCK AND MAKE IT DIFFICULT OR IMPOSSIBLE FOR YOU TO SELL YOUR STOCK.

There is a limited public market for our Common Stock, which is traded on the OTC PINK under the symbol GTCH. We cannot give any assurances that there will ever be a mature, developed market for our common stock. Failure to further develop or maintain an active trading market could negatively affect the value of our shares and make it difficult for you to sell your shares or recover any part of your investment in us. Even if a market for our common stock does develop in a material way, the market price of our common stock may be highly volatile. In addition to the uncertainties relating to our future operating performance and the profitability of our operations, factors such as variations in our interim financial results, or various, as yet unpredictable factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD. AS A RESULT, CURRENT AND POTENTIAL STOCKHOLDERS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTING, WHICH WOULD HARM OUR BUSINESS AND THE TRADING PRICE OF OUR STOCK.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our brand and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, for the years ended December 31, 2018 and December 31, 2019, we reported that our disclosure controls and procedures were not effective due to the lack of resources and the reliance on outside consultants. We intend to increase management’s review of our financials. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Additional Risks Related to Our Common Stock

Because we are quoted on the OTC PINK marketplace instead of a national securities exchange, our investors may experience significant volatility in the market price of our stock and have difficulty selling their shares.

Our Common Stock is currently quoted on the OTC Market Group’s OTC PINK marketplace under the ticker symbol “GTCH” ((prior year under the symbol: “GOPH”). The OTC is a regulated quotation service that displays real-time quotes and last sale prices in over-the-counter securities. Trading in shares quoted on the OTC PINK is often thin and characterized by volatility. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume and market conditions. As a result, there may be wide fluctuations in the market price of the shares of our Common Stock for reasons unrelated to operating performance, and this volatility, when it occurs, may have a negative effect on the market price for our securities. Moreover, the OTC PINK is not a stock exchange, and trading of securities on this platform is more sporadic than the trading of securities listed on a national quotation system or stock exchange. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our Common Stock improves.

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

We have not paid dividends in the past and have no immediate plans to pay cash dividends.

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

Of the 171,496,091 shares of our Common Stock outstanding as of the date of this Annual Report, approximately 61,389,407 shares are held by “non-affiliates,” and about 48,371,849 shares are freely tradable without restriction pursuant to Rule 144. Any substantial sale of our Common Stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our Common Stock.

You may experience future dilution as a result of future equity offerings.

In order to raise additional capital, we may in the future offer additional shares of our Common Stock or other securities convertible into or exchangeable for our Common Stock at prices that may not be the same as the price per share in this offering. We may sell shares or other securities in any future offering at a price per share that is lower than the price per share paid by investors in this offering, which would result in those newly issued shares being dilutive. In addition, investors purchasing shares or other securities in the future could have rights superior to existing stockholders, which could impair the value of your shares. The price per share at which we sell additional shares of our Common Stock, or securities convertible or exchangeable into shares of our Common Stock, in future transactions may be higher or lower than the price per share paid by investors in this offering. The Company filed Form S-1 registration statement with the SEC on or around February 8, 2019 for potentially 225,000 dilutive common shares (post reverse split) issued potentially be issued from the exercise of certain warrants in connection with a transaction with an unaffiliated third party institutional investor. The S-1 will become effective either after the filing of this report, or at the same time. There can be no assurance that the investor that holds the warrants will exercise those warrants. The warrants have varying exercise prices, the lowest of which is $50 (post reverse split).

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

ITEM 2. PROPERTIES

During 2017, the Company relocated its headquarters to 2500 Broadway, Suite F-125, Santa Monica, California. During the year ended December 31, 2018, and 2019 the Company paid approximately $2,800 per month in rent for this office space during 2018 and approximately $2,470 per month during 2019. The Company paid a security deposit of approximately $2,000. The Company believes its current facilities will be adequate for the foreseeable future. Due to the global COVID-19 pandemic, the Company has maintained its address but only as virtual office space with minimum administrative services, while all employees and consultants work remotely.

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

On December 23, 2019, in the pending arbitration between the Company and the Investor, an Interim Award was entered in favor of the Investor. On January 31, 2020, the Company was informed that a final award was entered (the “Final Award”). The Final Award affirms that certain sections of the Senior Secured Redeemable Convertible Debenture (the “Debenture”) constitute unenforceable liquidated damages penalties and were stricken. Further, it was determined that the Investor was entitled to recovery of their attorney’s fees. Consequently, the arbitrator awarded Investor an award of $4,034,444 plus interest of 7.25% accrued from May 15, 2019 and costs in the amount of $55,613.

On January 31, 2020, in the arbitration, GBT Technologies Inc. (k/n/a Gopher Protocol, Inc. v. Discover Growth Fund, LLC (“Discover”) (JAMS Ref. No. 1260005395), the Company was informed that a final award was entered (the “Final Award”). The Final Award affirms that certain sections of the Senior Secured Redeemable Convertible Debenture (the “Debenture”) constitute unenforceable liquidated damages penalties and were stricken. Further, it was determined that neither Discover nor John Kirkland, President and General Partner of Discover, were entitled to recovery of their attorneys fees. Consequently, and consistent with the expectations of the Company, the arbitrator awarded Discover an award of $4,034,444.46 plus interest of 7.25% accrued from May 15, 2019 and costs in the amount of $55,613.00.

On February 18, 2020, the Company filed a motion with the United States District Court District of Nevada (the “Nevada Court”) to confirm the Final Award and a motion to consolidate Discover’s application to confirm the Final Award filed in the U.S. District Court of the Virgin Islands (Case No: 3 :20-cv-00012-CVG-RM) (the “Virgin Island Court”). On February 27, 2020, the Nevada Court denied the Company’s motion to confirm the Final Award and motion to consolidate and further decided that the confirmation of the Final Award should be litigated in the Virgin Island Court. As such, on February 27, 2020, the Company filed a Notice of Entry of Order as well as a Motion to Confirm the Arbitration Award; Address the Outstanding issue regarding whether Discover’s rights are subordinated to other creditors and, thereafter, oversee a commercially reasonable foreclosure sale (Case No: 3 :20-cv-00012-CVG-RM). It is the Company’s position that the Final Award must first be confirmed and all questions regarding the rights of Discover relative to those of other creditors must be determined before any foreclosure sale can proceed. It is further the position of the Company that the previously disclosed foreclosure sale scheduled by Discover is being conducted in a commercially unreasonable manner and that if Discover proceeded forward with the foreclosure sale it did so at its own risk.

Nevertheless, on February 28, 2020, Discover advised that it conducted a sale of the Company’s assets. As the date of this report Discover failed to present a deed of sale for the alleged sale that allegedly took place as noticed. The Company filed with Virgin Island Court the motions disputing the validity of said alleged sale.

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

Under the terms of the GBT License Agreement, the Company is entitled to receive a royalty payment of 2% of gross revenue of each licensed product sold by GBT-CR during the period starting in which revenue is first generated using the licensed products and continuing for five years thereafter. Upon signing the GBT-CR License Agreement, GBT-CR paid the Company $300,000 which is nonrefundable. The Company has recognized the $300,000 as revenue during the years ended December 31, 2018. Upon GBT-CR making available for sale (the “Commercial Event”) an ICO (Initial Coin Offering) (the “Coin”), GBT-CR will make a payment to the Company in the amount of $5,000,000. Further, upon the Commercial Event, GBT-CR will grant the Company the ability to acquire 30% of the Coin at a 30% discount of such offering price of the Coin. The GBT License Agreement commenced as of the signing date and, unless terminated in accordance with the termination provisions of the GBT License Agreement, shall remain in force until the expiration of the patent pertaining to the Digital Currency Technology; provided that the right to use trade secrets shall survive the expiration of the GBT License Agreement provided the Company has not terminated. Prior to the signing of the GBT License Agreement, GBT-CR advanced $200,000 to the Company, which the parties have agreed will be applied toward the $5,000,000 fee when it becomes due. The $200,000 is recorded as unearned revenue at December 31, 2019 and 2018 in the accompanying consolidated balance sheet.

ITEM 4. MINE SAFERY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company is authorized to issue 100,000,000,000 of its $0.00001 par value common stock and 20,000,000 shares of its $0.00001 par value preferred stock Series B and 10,000 shares of its $0.00001 par value preferred stock Series C, 100,000 shares of its $0.00001 par value preferred Series D shares, 2,000,000 of its $0.00001 par value preferred Series G shares and 40,000 of its $0.00001 par value preferred Series H shares. As of December 31, 2019, 16,536,351 shares of common stock, as well as 45,000 shares of preferred stock Series B, 700 shares of preferred stock Series C, zero shares of preferred stock Series D, zero shares of preferred stock Series G and 20,000 shares of preferred stock Series H were issued and outstanding. As of May 27_2020, 171,496,091 shares of common stock, as well as 45,000 shares of preferred stock Series B, 700 shares of preferred stock Series C, zero shares of preferred stock Series D, zero shares of preferred stock Series G and 20,000 shares of preferred stock Series H are issued and outstanding. The Board of Directors reserves the right to issue shares of preferred stock in the future indicating preference or rights as appropriate.

Market Information

Our common stock commenced quotation on the OTC PINK under the symbol “GTCH”. The Company’s subsequent symbol was “GOPH”. The following table sets forth the range of high and low prices per share of our common stock for each period indicated (after given effect to reverse split of1 for 100 split.)

Quarters Ended	Mar 31		Jun 30		Sept 30		Dec 31
	High	Low	High	Low	High	Low	High	Low
2018	$272	$110	$449	$148	$262	$64	$97	$30
2019	$38.3	$65	$46.2	$7.20	$13.5	$1.5	$1.7	$0.63

Record Holders

The number of holders of record for our common stock as of April 10, 2020 was 88.

Dividends

The Company has not yet adopted any policy regarding payment of dividends.  No cash dividends have been paid or declared since the Date of Inception.

Securities Authorized for Issuance Under Equity Compensation Plans

We presently do not have equity compensation plans authorized.

Transfer agent change

On or around March 19, 2019, the Company changed transfer agents, replacing Empire Stock Transfer, Inc., located in Henderson, Nevada, with West Coast Stock Transfer with a business address at 721 N. Vulcan Ave. Ste. 205, Encinitas, CA 92024. On or around September 19, 2019, the Company changed transfer agents, replacing West Coast Stock Transfer, located in Encinitas, CA with Nevada Agency and Transfer Company (“NATCO”) with a business address at 50 West Liberty Street, Suite 880, Reno NV 89501; NATCO’s website is www.natco.com, and their phone number is (775) 322-0626.

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

Recent Issuances of Unregistered Securities

Authorized Shares-Common stock

The Company currently has authorized 100,000,000,000 shares of common stock, par value $0.00001.

Authorized Shares-Preferred stock

The Company has authorized 20,000,000 Preferred Stock Series B shares, par value $0.00001; 10,000 Preferred Stock Series C shares authorized, par value $0.00001; 100,000 Preferred Stock Series D shares, par value $0.00001, 2,000,000 Preferred Stock Series G shares, par value $0.00001 and 40,000 Preferred Stock Series H shares, par value $0.00001 .

Common Stock

During the year ended December 31, 2019, the Company had the following transactions in its common stock:

●	issued an aggregate of 9,500 shares to employees and board members as part of their compensation agreements with the Company. The value of the common stock of $235,900 was determined based on the closing stock price of the Company’s common stock on the grant date;

●	issued 74,762 shares to an investor for the conversion of $1,357,200 in convertible notes and $62,934 in accrued interest;

●	issued 59,820 shares to an investor for disputed penalties on a convertible debenture. The value of the common stock of $975,065 was determined based on the closing stock price of the Company’s common stock on the grant date;

●	issued 200,267 shares to Latinex in order to provide that Latinex may maintain its required regulatory capital as required by various regulators. The Company has recorded the value of these shares of common stock as a stock loan receivable which is presented as a contra-equity account in the accompanying consolidated balance sheets. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the grant date;

●	issued 10,000,000 shares in connection with a joint venture with BitSpeed. The value of the common stock of $17,900,000 was based on the closing price of the Company’s common stock on the closing date;

●	issued 4,566,214 shares in connection with the cashless exercise of 6,120,000 warrants; and

●	canceled 200,000 shares that were returned in connection with the Company’s sale of its investment with Mobiquity. (See Note 5). The shares were valued based on the Company’s stock price on the date of the agreement.

During the year ended December 31, 2018, the Company had the following transactions in its common stock:

●	issued 660,000 shares in connection with the conversion of 66,000 shares of Series D Preferred Stock;

●	issued 20,000 shares in connection with the conversion of 2,000,000 shares of Series G Preferred Stock;

●	issued 2,500 shares to a consultant for professional services rendered valued at $123,725. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the dates that the shares earned based on the agreement;

●	issued 18,000 shares to employees and board members as part of their agreements with the Company. The value of the common stock of $4,404,500 was determined based on the closing stock price of the Company’s common stock on the date of the respective agreements;

●	issued 30,000 to a consultant for services related to assisting the Company with the acquisition of the RWJ assets. The 3,000,000 shares were earned when the operations of the RWJ assets produced revenue in excess of $10,000,000. The value of the common stock of $4,590,000 was determined based on the closing stock price of the Company’s common stock on the date of the shares were earned.

●	issued aggregate of 1,2,500 shares to a consultant for services rendered valued at $2,715,000. The services, which include business development, analysis, and interaction with professionals, were principally related to assisting the Company with the acquisition of the ECS and Electronic Check assets (see Note 3). The value of the common stock was determined based on the closing stock price of the Company’s common stock on the closing date of acquisition of ECS and Electronic Check;

●	issued 5,000 shares for the acquisition of the ECS assets valued at $1,010,000. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the acquisition date;

●	issued 2,500 shares for the acquisition of the Electronic Check valued at $695,000. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the acquisition date;

●	issued 100,000 shares in connection with its equity interest in Mobiquity valued at $9,980,000 (See Note 6). The value of the common stock was determined based on the closing stock price of the Company’s common stock on the closing date of the Mobiquity transaction;

●	issued an additional 100,000 shares to Mobiquity valued at $3,90,000 for payment of the exercise price for 20,000,000 warrants previously granted to the Company. (See Note 6). The value of the common stock was determined based on the closing stock price of the Company’s common stock on the date of issuance;

●	issued 10,000 shares to a consultant for services rendered valued at $998,000. The services, which include business development, analysis, and interaction with professionals, were principally related to assisting the Company with the acquisition of its equity interest in Mobiquity. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the closing date of Mobiquity transaction;

●	issued 125,000 shares to Guardian LLC in connection the termination of its 50% interest in the profits of certain of the Company’s products (See Note 11). The shares were valued at $11,750,000 which was determined based on the closing stock price of the Company’s common stock at the date of the agreement;

●	issued 3,245 shares to Bellridge for the conversion of $275,000 in convertible notes and $17,075 in accrued interest;

●	issued 94,992 shares to an investor for the conversion of $2,000,000 in convertible notes and $6,521 in accrued interest;

●	issued 3,186 shares to Bellridge pursuant to the limited price protection. The shares were valued at $213,451 which was charged to financing cost was determined based on the closing stock price of the Company’s common stock on the date of issuance;

●	issued 20,000 shares to a consultant for services rendered in connection with the issuance of the Company’s common stock as payment of the exercise price for the Mobiquity warrants valued at $780,000. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the date of issuance;

●	issued 20,000 shares to a consultant for services rendered in connection with the issuance of the Company’s common stock as payment of the exercise price for the Mobiquity warrants valued at $780,000.

●	issued 20,000 shares to Eagle Equities LLC as a result of the Company issuing shares of common stock for less than $30.00 pursuant to an agreement with Eagle Equities. (see below). The shares were valued at $670,000 which was charged to financing cost was determined based on the closing stock price of the Company’s common stock on the date the Company issued shares for less than $30.00;

●	issued 937 shares to a consultant for services rendered valued at $30,000. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the date of issuance;

●	issued 12,727 shares of common stock to an investor for cash proceeds of $1,500,000 (See discussion below); and

●	canceled 500 shares pursuant to the settlement of a legal matter.

Eagle Equities, LLC

On December 29, 2017, the Company entered into a Securities Purchase Agreement with Eagle Equities, LLC (“Eagle”) pursuant to which Eagle agreed to purchase up to 20,000 shares of the Company’s common stock for a purchase price of $1,500,000 or $75.00 per share. The closing occurred on December 29, 2017 with respect to the funding of $1,000,000 resulting in the issuance of 13,333 shares of common stock (the “First Closing Shares”). Eagle agreed to potentially purchase an additional 6,667 shares of common stock (the “Second Closing Shares”) on or before March 31, 2018 for a purchase price of $500,000 subject to various closing conditions. On March 21, 2018, Eagle purchased an additional 6,667 shares of common stock for a purchase price of $500,000.

The Company placed an aggregate of 20,000 shares of common stock (the “Escrow Shares”) in escrow to be utilized for the purpose of limited price protection. If, beginning on the seventh month anniversary of the issuance of the First Closing Shares and Second Closing Shares, Eagle has sold any of the First Closing Shares or the Second Closing Shares at a sales price of less than $72.00 per share, then that number of Escrow Shares shall be released from escrow to Eagle as a limited make whole which shall be determined by using the following formula:

($72.00 – Closing Price) / Closing Price) * number of shares sold at a price less than $72.00.

Closing Price is price on the first day of each monthly anniversary beginning on the first day of the 7th month (and continuing monthly until the earlier of January 31, 2019 or until all shares are sold).

The Company shall deposit an additional 20,000 shares of common stock into escrow which shares shall only be released to Eagle, if, prior to January 31, 2019 (while Eagle continues to hold shares), the Company issues shares at an issue price of less than $30.00 per share.

The Company also issued Eagle a Common Stock Purchase Warrant to acquire 6,667 shares of common stock exercisable for three years at an exercise price of $200.00 per share (the “Eagle Warrant”). Unless otherwise agreed in writing by both the Company and Eagle, at no time will Eagle exercise any amount of the Eagle Warrant to purchase common stock that would result in Eagle owning more than 9.9% of the common stock outstanding of the Company. The Eagle Warrant contains standard anti-dilution protections.

On May 4, 2018, the Company entered into a Securities Purchase Agreement with Eagle pursuant to which Eagle agreed to purchase up to 12,121 shares of the Company’s common stock for an aggregate purchase price of $2,000,000 or $165.00 per share. The closing occurred on May 4, 2018 with respect to the funding of $500,000 resulting in the issuance of 3,030 shares of common stock and on May 25, 2018 with respect to the funding of $500,000 resulting in the issuance of an additional 3,030 shares of common stock. Additional closings of $500,000 for 303,030 shares are scheduled to close on June 15, 2018 and July 5, 2018 each. The additional closings on June 15, 2018 and July 5, 2018 have not occurred.

The Company agreed to place 3,030 shares of common stock each tranche (the “Escrow Shares”) in escrow to be utilized for the purpose of limited price protection. If, beginning on the seventh month anniversary of the closing of each tranche, Eagle has sold any of its shares of common stock at a sales price of less than $165.00 per share, then that number of Escrow Shares shall be released from escrow to Eagle as a limited make whole which shall be determined by using the following formula:

($165.00 – Closing Price) / Closing Price) * number of shares sold at a price less than $165.00.

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

As of December 31, 2019 and 2018, there were 45,000 Series B Preferred Shares outstanding.

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

During the year ended December 31, 2014, GV Global Communications, Inc. converted 7,770 of its Series C Preferred Stock into 120 post-split. During the third quarter of 2014, the Company received 42 post-split common shares to adjust the shares issued to reflect the amount that both they and the Company believed that they were owed. At December 31, 2019 and 2018, GV owns 700 Series C Preferred Shares.

The issuance of the Series C Preferred Stock was made in reliance upon exemptions from registration pursuant to Section 4(a)(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder.  GV is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

As of December 31, 2019 and 2018, there were 700 Series C Preferred Shares outstanding.

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

On January 23, 2018, Reko Holdings, LLC converted 66,000 shares of its Series D Preferred Stock into 660,000 restricted common shares.

As of December 31, 2019 and 2018, there are 0 and 0 shares of Series D Preferred Shares outstanding, respectively.

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

On August 30, 2018, Guardian LLC converted the 2,000,000 shares of Series G Preferred Stock into 20,000 shares of common stock.

As of December 31, 2019 and 2018, there are 0 and 0 shares of Series G Preferred Shares outstanding, respectively.

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

As of December 31, 2019, there are 20,000 shares of Series H Preferred Shares outstanding.

Warrants

 The following is a summary of warrant activity.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2017	227,605	$55.00	4.67	$13,640,000
Granted	192,500	69.00
Forfeited	(938)	225.00
Exercised	-
Outstanding, December 31, 2018	419,167	$61.00	3.48	$-
Granted	25,355,000	0.97
Forfeited	-
Exercised	(6,120,000)	0.50
Outstanding, December 31, 2019	19,654,167	$1.57	2.76	$1,111,600
Exercisable, December 31, 2019	19,650,167	$1.57	2.76	$1,111,600

The exercise price for warrant outstanding and exercisable at December 31, 2019:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Warrants	Price	Warrants	Price
15,880,000	$0.50	15,880,000	$0.50
3,000,000	1.85	3,000,000	1.85
500,000	2.70	500,000	2.70
20,000	31.90	20,000	31.90
100,000	50.00	100,000	50.00
75,000	75.00	75,000	75.00
50,000	100.00	50,000	100.00
6,667	200.00	6,667	200.00
10,000	235.00	10,000	235.00
7,500	250.00	7,500	250.00
5,000	280.00	1,000	280.00
19,654,167		19,650,167

The fair value of the warrants listed above was determined using the Black-Scholes option pricing model with the following assumptions:

	December 31,	December 31,
	2019	2018
Risk-free interest rate	1.55%	2.65%
Expected life of the options	3.1 to 3.6 years	5 years
Expected volatility	185%	210%
Expected dividend yield	0%	0%

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

During the years ended December 31, 2018, the Company issued:

●	10,000 warrants in connection with two convertible notes payable;

●	5,000 warrants as consideration for the acquisition of the ECS assets (see Note 3) valued at $992,958;

●	250,000 warrants as consideration for the acquisition of the Electronic Check assets (see Note 3) valued at $682,919;

●	22,500 warrants to shares to employees and board members as part of their agreements with the Company valued at $5,443,039;

●	17,500 warrants to a consultant for services rendered. The services, which include business development, analysis, and interaction with professionals, were principally related to assisting the Company with the acquisition of the ECS and Electronic Check assets (see Note 3) valued at $3,661,791;

●	135,000 warrants in connection with a convertible note issued to investor; and

●	canceled 938 warrants pursuant to the settlement of a legal matter.

The shares of common stock described above have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. Each of the parties is an accredited investor as defined by Rule 501 under the Securities Act.

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

This section of the report should be read together with Footnotes of the Company audited financials. The audited statements of operations for the years ended December 31, 2019 and 2018 are compared in the sections below.

General Overview

GBT Technologies Inc (f/k/a Gopher Protocol Inc., the “Company”, “we”, “us”, “our”, “Gopher”, “Gopher Protocol” , “GOPH”, “GTCH”, or “GBT”) was incorporated on July 22, 2009 under the laws of the State of Nevada and is headquartered in Santa Monica, California. The Company is creating and patenting innovative mobile microchip (ICs) and software technologies based on the GopherInsight™ technology platform. Effective August 5, 2019, the Company changed its name from Gopher Protocol Inc. to GBT Technologies Inc. The Company also offers prepaid cellular phone minutes for both domestic and international carriers. In addition, the Company offers cellular activation (activating SIM cards with wireless carriers) to create additional users (consumers) on those networks and provides check processing, verification and recovery solutions for small to medium sized businesses. The Company has historically derived revenues from (i) the provision of IT services; (ii) from the operations of the assets that include the sale of phones, phone card products, prepaid cellular phone minutes and cellular activation and (iii) from the licensing of its technology.

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

On or around November 10, 2017, UGopherServices experienced a suspension of operations on the terminals that the Company acquired in its acquisition on September 1, 2017 from RWJ Advanced Marketing LLC. Management of the Company believes that this shutdown came as a result of the decision of Paypal Holdings Inc. (“Paypal”) decision to suspend operations of TIO Networks (“TIO”), and appears to have affected all of TIO’s customers. TIO was acquired by Paypal in or around July 2017. Prior to the suspension, the Company received no notice from TIO, or from RWJ Advanced Marketing LLC, which sold the assets to UGopherServices, that the suspension would be taking place. Although the Company worked diligently to contain the fallout from the suspension of operations by TIO, the vast majority of the customers that were acquired as part of the transaction defected as a result. The subsequent acquisition of ECS was done partly to stem the customer defections, as many of the customers of UgopherServices sought the services of ECS. In doing so, the Company got many, though not all, of the customers back. On a combined basis, there were approximately 9,400 points of sale as a result of acquiring certain assets from both RWJ Advanced Marketing LLC and ECS.

The Company is currently in litigation with RWJ Advanced Marketing, LLC, its executives and other third parties, and wrote off a substantial portion of its investment in UgopherServices from September 1, 2017. The Company’s position is that it was defrauded by the Seller and certain third parties due to the lack of disclosure of TIO’s decision to suspend operations.

On September 30, 2019, the Company entered into an Asset Purchase Agreement with Surge Holdings, Inc., a Nevada corporation (“SURG”) pursuant to which the Company agreed to sell and assign to SURG all the assets and certain specified liabilities of its ECS Prepaid, Electronic Check Services and the Central State Legal Services businesses in consideration of $5,000,000 to be paid through the issuance of 3,333,333 shares of SURG’s common stock and a convertible promissory note in favor of the Company in the principal amount of $4,000,000. The 3,333,333 shares of SURG’s common stock have been pledged to a third party for providing working capital needs of the Company. The ECS Prepaid, Electronic Check Services and the Central State Legal Services businesses have been presented as discontinued operations on the accompanying financial statements.

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

On February 6, 2019, the Company entered into a letter agreement with Gopher Protocol Costa Rica Sociedad De Responsabilidad Limitada, a Costa Rican company (“Gopher CR”) and a 50% owned subsidiary of the Company, pursuant to which the Company sold 30,000,000 shares of Mobiquity Technologies, Inc., a New York corporation (“Mobiquity”) to Gopher CR in the principal amount of $5,000,000 secured by all of the assets of Gopher CR payable with 10% interest on the two-year anniversary.

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

On September 10, 2019, the Company entered into (i) a Stock Purchase Agreement with Mobiquity pursuant to which the Company agreed to return 15,000,000 shares of Mobiquity common stock to Mobiquity in exchange for 110,000 shares of common stock of the Company, (ii) a Stock Purchase Agreement with Marital Trust GST Subject U/W/O Leopold Salkind (“Salkind Trust”) pursuant to which the Company agreed to sell 7,000,000 shares of Mobiquity common stock to Salkind Trust in consideration of $67,200, (iii) Stock Purchase Agreement with Dr. Gene Salkind (“Salkind”) pursuant to which the Company agreed to sell 28,000,000 shares of Mobiquity common stock to Salkind in consideration of $268,000 and (iv) a Stock Purchase Agreement with Deepanker Katyal (“Katyal”) pursuant to which the Company agreed to sell 10,000,000 shares of Mobiquity common stock to Katyal in consideration of 90,000 shares of common stock of the Company. The closing of the agreements occurred on September 13, 2019. As a result of these transactions, the Company realized a loss on the sale of Mobiquity common stock of $3,673,595. At December 31, 2019, the Company owned no shares of Mobiquity common stock.

GBT Technologies, S.A. (“GBT”)

On September 14, 2018, the Company entered into an Exclusive Intellectual Property License and Royalty Agreement (the “GBT License Agreement”) with GBT, a fully compliant and regulated cryptocurrency exchange platform that currently operates in Costa Rica as a decentralized cryptocurrency platform, pursuant to which, among other things, the Company granted to GBT an exclusive, royalty-bearing right and license relating intellectual property relating to systems and methods of converting electronic transmissions into digital currency as reflected in that certain patent filed with the United Stated Patent and Trademark Office on or about June 14, 2018 (EFS ID: 32893586; Application Number: 16008069; collectively, the “Digital Currently Technology”). Pursuant to the GBT License Agreement, the Company granted GBT an exclusive worldwide license to use the Digital Currency Technology to make, use, sell, lease or otherwise commercialize and dispose of products and devices utilizing the Digital Currently Technology. Under the terms of the GBT License Agreement, the Company is entitled to receive a royalty payment of 2% of gross revenue of each licensed product sold by GBT during the period starting in which revenue is first generated using the licensed products and continuing for five years thereafter. Upon signing the GBT License Agreement, GBT paid the Company $300,000, which is nonrefundable. The Company has recognized the $300,000 as revenue during the year ended December 31, 2018. Upon GBT making available for sale (the “Commercial Event”) an ICO (Initial Coin Offering) (the “Coin”), GBT will make a payment to the Company in the amount of $5,000,000. Further, upon the Commercial Event, GBT will grant the Company the ability to acquire 30% of the Coin at a 30% discount of such offering price of the Coin. The GBT License Agreement commenced as of the signing date and, unless terminated in accordance with the termination provisions of the GBT License Agreement, shall remain in force until the expiration of the patent pertaining to the Digital Currency Technology; provided that the right to use trade secrets shall survive the expiration of the GBT License Agreement provided the Company has not terminated. Prior to the signing of the GBT License Agreement, GBT advanced $200,000 to the Company, which the parties have agreed will be applied toward the $5,000,000 fee when it becomes due. The $200,000 is recorded as unearned revenue at December 31, 2019 in the accompanying consolidated balance sheet. As of the date of this filing, the Commercial Event has not yet occurred.

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

At December 31, 2019, the Company evaluated the carrying amount of this equity investment and determined that an impairment charge of $31,239,517 was necessary.

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

GBT Bitspeed

On October 10, 2019, the Company entered into a Joint Venture Agreement (the “BitSpeed Agreement”) with BitSpeed LLC, which is owned by Douglas Davis, the Company’s Chief Executive Officer, to form GBT BitSpeed Corp., a Nevada company (“GBT BitSpeed”). The purpose of GBT BitSpeed is to develop, maintain and support its proprietary Extreme Transfer Software Application Concurrency, a software application to transfer secure, accelerated transmission of large file data over networks, and connection to cloud storage, Network-Attached Storage (NAS) and Storage Area Networks (SANs) (“Concurrency”). BitSpeed shall contribute the services and resources for the development of Concurrency to GBT BitSpeed. The Company shall contribute 10 million shares of common stock (valued at $17,900,000) of the Company to GBT BitSpeed. BitSpeed and the Company will each own 50% of GBT BitSpeed. The Company shall appoint two directors and BitSpeed shall appoint one director of GBT BitSpeed. In addition, GBT BitSpeed and Mr. Davis entered into a Consulting Agreement in which Mr. Davis is engaged to provide services in consideration of $10,000 per month payable quarterly which may be paid in shares of common stock calculated by the amount owed divided by the Company’s 20-day VWAP. Mr. Davis will provide services in connection with the development of the business as well as GBT BitSpeed’s capital raising efforts. The term of the Consulting Agreement is two years. The closing of the BitSpeed Agreement occurred on October 14, 2019.

At December 31, 2019, the Company evaluated the carrying amount of this joint venture investment and determined that an impairment charge of $17,900,000 was necessary.

GBT Tokenize Joint Venture

On March 6, 2020, the Company through its newly acquired wholly owned subsidiary, Greenwich International Holdings, a Costa Rica corporation (“Greenwich”), entered into a Joint Venture and Territorial License Agreement (the “Tokenize Agreement”) with Tokenize-It, S.A. (“Tokenize”), which is owned by a Costa Rica Trust represented by Pablo Gonzalez (“Gonzalez”). Gonzalez also represents Gonzalez Costa Rica Trust, which holds a note in the principal amount of $10,000,000 and is also a shareholder of the Company. Under the Tokenize Agreement, the parties formed GBT Tokenize Corp., a Nevada corporation (“GBT Tokenize”). The purpose of GBT Tokenize is to develop, maintain and support source codes for its proprietary technologies including advanced mobile chip technologies, tracking, radio technologies, AI core engine, electronic design automation, mesh, games, data storage, networking, IT services, business process outsourcing development services, customer service, technical support and quality assurance for business, customizable and dedicated inbound and outbound calls solutions, as well as digital communications processing for enterprises and startups (“Technology Portfolio”), throughout the State of California. Upon generating any revenue from the Technology Portfolio, the Joint Venture will earn the first right of refusal for other territories.

Tokenize shall contribute the services and resources for the development of the Technology Portfolio to GBT Tokenize. The Company shall contribute 100,000,000 shares of common stock of the Company (“GBT Shares”) to GBT Tokenize. Tokenize and the Company will each own 50% of GBT Tokenize. The Company pledged its 50% ownership in GBT Tokenize and its 100% ownership of Greenwich to Tokenize to secure its Technology Portfolio investment. The Company shall appoint two directors and Tokenize shall appoint one director of GBT Tokenize.

In addition, GBT Tokenize and Gonzalez entered into a Consulting Agreement in which Gonzalez is engaged to provide services in consideration of $33,333.33 per month payable quarterly which may be paid in shares of common stock calculated by the amount owed divided by the Company’s 10-day VWAP. Gonzalez will provide services in connection with the development of the business as well as GBT Tokenize’s capital raising efforts. The term of the Consulting Agreement is two years. The closing of the Tokenize Agreement occurred on March 9, 2020.

COVID-19 Pandemic

The Company operates in a high-tech marketplace and relies on professionals and partnerships all over the world, which is impacted by the global pandemic, causing the Company’s resources to be affected. Our business operations have been and may continue to be materially and adversely affected by the coronavirus disease COVID-19.

An outbreak of respiratory illness caused by COVID-19 emerged in Wuhan city, Hubei province, PRC, in late 2019 and has been expanding globally. COVID-19 is considered to be highly contagious and poses a serious public health threat.

On March 19, 2020, the California Governor announced the lockdown of California in an attempt to slow the spread of the virus. Since then, other measures have been imposed in other countries and major cities in the USA, including Los Angeles, and throughout the world in an effort to contain the COVID-19 outbreak. The World Health Organization (the “WHO”) is closely monitoring and evaluating the situation. On March 11, 2020, the WHO declared the outbreak of COVID-19 a pandemic, expanding its assessment of the threat beyond the global health emergency it had announced in January. Any outbreak of such epidemic illness or other adverse public health developments in the USA or elsewhere in the world may materially and adversely affect the global economy, our markets and our business.

In the first quarter of 2020, the COVID-19 outbreak has caused disruptions in our development operations, which have resulted in delays on exiting projects. A prolonged disruption or any further unforeseen delay in our operations of the development, delivery and assembly process within any of our activities could continue to result in, increased costs and reduced revenue.

We cannot foresee whether the outbreak of COVID-19 will be effectively contained, nor can we predict the severity and duration of its impact. If the outbreak of COVID-19 is not effectively and timely controlled, our business operations and financial condition may be materially and adversely affected as a result of the deteriorating market outlook for sales, the slowdown in regional and national economic growth, weakened liquidity and financial condition of our customers and vendors or other factors that we cannot foresee. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment, cause uncertainties, cause our business to suffer in ways that we cannot predict and materially and adversely impact our business, financial condition and results of operations

Results of Operations:

Year Ended December 31, 2019 and December 31, 2018

A comparison of the statements of operations for the year ended December 31, 2019 and 2018 is as follows:

	Year Ended December 31,		Change
	2019	2018	$	%

Sales	$19,277,058	$14,507,869	$4,769,189	32.9%
Cost of goods sold	18,259,955	13,377,761	4,882,194	36.5%
Gross profit	1,017,103	1,130,108	(113,005)	-10.0%
Operating expenses	178,067,794	46,539,037	131,528,757	282.6%
Loss from operations	(177,050,691)	(45,408,929)	(131,641,762)	289.9%
Other expense	(10,354,953)	(5,969,340)	(4,385,613)	73.5%
Loss before provision for income taxes	(187,405,644)	(51,378,269)	(136,027,375)	264.8%
Provision for income taxes	-	-	-
Loss from continued operations	(187,405,644)	(51,378,269)	(136,027,375)	264.8%
Discontinued operations	900,525	(391,401)	1,291,926	-330.1%
Net loss	$(186,505,119)	$(51,769,670)	$(134,735,449)	260.3%

Sales for the year ended December 31, 2019 were $19,277,058, compared to $14,507,869 for the year ended December 31, 2018. The increase of $4,769,189 or 32.9% was a result of increased sales generated from a new contract from our Ugo subsidiary.

Our gross margins for the year ended December 31, 2019 were 5.3%, compared to 7.8% for the same period in 2018. The change in the gross margin was due to licensing revenue generated during the year ended December 31, 2018 that had a very high gross margin.

Operating expenses for the year ended December 31, 2019 were $177,067,794, compared to $46,539,037 for the same period in 2019. The increase of $131,528,757 or 282.6% was due to the fair value of warrants issued of $120,476,603 as a result of anti-dilution provisions in certain warrants previously issued and a charge $48,631,534 related to the impairment of assets during the year ended December 31, 2019 compared to a charge of $7,132,286 during 2018; offset by i) a decrease in common stock issued for services that went from $13,641,225 for the year ended December 31, 2018 to $235,900 for the same period in 2019; ii) a decrease in warrants issued for services that went from $7,881,028 for the year ended December 31, 2018 to $766,804 for the same period in 2019; and iii) a decrease in a charge of $11,750,000 during 2018 related to the buyout of a profit participation agreement with Guardian LLC.

Other expense for the year ended December 31, 2019 was $10,354,953, an increase of $4,385,613 from $5,969,340 for the same period in 2018. The increase is principally due to an increase in unrealized loss on marketable equity security, as well as an increase in the change in fair value of the derivative liability, offset by realized gains on settlement of debt.

Net loss for the year ended December 31, 2019 was $186,505,119 compared to $51,769,670 for the same period in 2018 due to the factors described above.

Liquidity and Capital Resources

Our cash was $59,634 and $1,863,510 at December 31, 2019 and 2018, respectively. Cash used in operating activities during the year ended December 31, 2019 was $6,623,463, compared to cash provided by operating activities of $4,651,829 during the same period in 2018. Significant differences exist between the periods, including common stock and warrants issued for services, amortization of intangible assets, amortization of debt discount, financing costs, impairment of assets and unrealized gain on marketable equity securities. Our working capital position worsened going from a working capital deficit of $3,797,666 at December 31, 2018 to a working capital deficit of $11,830,572 at December 31, 2019, principally as a result of the decrease in marketable equity securities; an increase in accounts payable and accrued expenses; an increase in accrued settlement and an increase in note payable. Cash flows used in investing activities were $1,152,418 during the year ended December 31, 2019, compared to $479,979 for the same period in 2018. The increase is due to the amount paid for an investment during the year ended December 31, 2019. Cash from financing activities for the year ended December 31, 2019 was $5,972,005, compared to $5,690,256 for the same period in 2018. The increase is due to the issuance of a convertible notes and the sale of common stock in 2019.

We sustained net losses of $186,505,119 for the year ended December 31, 2019. In addition, we had a working capital deficit of $11,830,572 and accumulated deficit of $252,656,451 at December 31, 2019. In September of 2017 we purchased the assets of RWJ Advanced Marketing, LLC , and then after ECS Prepaid LLC, Electronic Check Services, Inc. and Central States Legal Services, Inc. in 2018. RWJ and ECS have historically generated significant revenues which we do not expect to continue in the future, as the Company divested its investment in ECS Prepaid LLC, Electronic Check Services, Inc. and Central States Legal Services, Inc. on or around September 2019, left only with the acquired assets from RWJ Advanced Marketing, LLC which in litigation, as disclosed in this report. In addition, during the last half of 2018 and the first few months of 2019, the Company has raised approximately $9,500,000 of net proceeds through the issuance of convertible debt and notes payable (see discussion below). We intend to continue to make investments to support our business growth and we will require additional funds to respond to business challenges, including the need to develop new features and products or enhance our existing products, improve our operating infrastructure or acquire complementary businesses and technologies. Further, we need additional capital to continue operations. Accordingly, we need to engage in equity or debt financings to secure additional funds. We expect that we have sufficient capital to maintain operations through the third quarter of 2020. In order to fully implement our business plan, we will need to raise $10,000,000. The Company will need to raise additional capital in the future of which there is no guarantee that the Company will be able to successfully raise such capital on acceptable terms. With the cash flow received from recent convertible debt and notes payable, the future sale of our marketable equity securities, the conversion of the convertible notes receivable into marketable equity securities and ultimately into cash, and additional cash anticipated to be raised in the near future, we believe we will have sufficient cash to meet our obligations for the next 12 months.

$10,000,000 for GBT Technologies S. A. acquisition - In accordance with the acquisition of GBT-CR the Company issued a convertible note in the principal amount of $10,000,000. The convertible note bears interest of 6% per annum and is payable at maturity on December 31, 2021. At the election of the holder, the convertible note can be converted into a maximum of 20,000 shares of Series H Preferred Stock. Each share of Series H Preferred Stock is convertible, at the option of the holder but subject to the Company increasing its authorized shares of common stock, into such number of shares of common stock of the Company as determined by dividing the Stated Value ($500 per share) by the conversion price ($10.00 per share).  The convertible note is convertible into common stock at a fixed price that was higher than the Company’s common stock on the date of grant, therefore, this convertible note does not contain a beneficial conversion feature. The holders of the note notify the Company about legal procedure they commenced against the company in Costa Rica with regard this note. The company was not served with any lawsuit.

Glen Eagles Glen Eagles Acquisition LP - On July 8, 2019, the Company entered a Consulting Agreement with Glen Eagles Glen Eagles Acquisition LP (“Glen”) as consultant to provide services in connection with the Company’s acquisition of 25% of GBT Technologies, S.A., a Costa Rican corporation (“GBT-CR”). Consultant will provide analysis, interaction with related professional and other services as requested by the Company to integrate and expand capabilities between GBT-CR and the Company. The Company shall pay Glen $1,000,000 through the issuance of a 6% Convertible Note. At the election of Glen, the Convertible Note can be converted into a maximum of 2,000 shares of Series H Preferred Stock. Each share of Series H Preferred Stock is convertible, at the option of the holder but subject to the Company increasing its authorized shares of common stock, into such number of shares of common stock of the Company as determined by dividing the Stated Value ($500 per share) by the conversion price ($10.00 per share).  The Series H Preferred Stock has no liquidation preference, does not pay dividends and the holder of Series H Preferred Stock shall be entitled to one vote for each share of common stock that the Series H Preferred Stock may be convertible into. In addition, the Company enter into an Amendment of a Common Stock Purchase Warrant held by Glen to acquire nine million shares of common stock that had been assigned to Glen by Guardian Patch LLC. Pursuant to the amendment, the Company agreed to provide that the Common Stock Purchase Warrant may be exercised on a cashless basis and provided a beneficial ownership limitation of 4.99%.

RWJ Acquisition Note -In connection with the acquisition of RWJ in September 2017, the Company issued a $2,600,000 note payable. The note accrues interest at 3.5% per annum, is due on December 31, 2019 and is secured by the assets purchased in the acquisition. This note has not been repaid and in litigation bbetweenn the Company, RWJ and third parties (see Item 3 – Legal Proceedings).

ECS Acquisition Note - In connection with the acquisition of ECS, the Company issued a note payable. The note is to be repaid in monthly installment payments of $100,000 with the final payment due on January 15, 2019. The Company imputed interest of 9% on this note payable. The balance of this note payable was paid in full in January 2019.

On December 3, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with an otherwise unaffiliated third-party institutional investor (the “Investor”), pursuant to which the Company issued a Senior Secured Redeemable Convertible Debenture (the “Debenture”) in the aggregate face value of $8,340,000. On January 31, 2020, in the arbitration titled GBT Technologies Inc. (k/n/a Gopher Protocol, Inc. v. Discover Growth Fund, LLC (“Discover”) (JAMS Ref. No. 1260005395), the Company was informed that a final award was entered (the “Final Award”). The Final Award affirms that certain sections of the Senior Secured Redeemable Convertible Debenture (the “Debenture”) constitute unenforceable liquidated damages penalties and were stricken. Further, it was determined that neither Discover nor John Kirkland, President and General Partner of Discover, were entitled to recovery of their attorneys fees. Consequently, and consistent with the expectations of the Company, the arbitrator awarded Discover an award of $4,034,444.46 plus interest of 7.25% accrued from May 15, 2019 and costs in the amount of $55,613.00. On February 18, 2020, the Company filed a motion with the United States District Court District of Nevada (the “Nevada Court”) to confirm the Final Award and a motion to consolidate Discover’s application to confirm the Final Award filed in the U.S. District Court of the Virgin Islands (Case No: 3 :20-cv-00012-CVG-RM) (the “Virgin Island Court”). On February 27, 2020, the Nevada Court denied the Company’s motion to confirm the Final Award and motion to consolidate and further decided that the confirmation of the Final Award should be litigated in the Virgin Island Court. As such, on February 27, 2020, the Company filed a Notice of Entry of Order as well as a Motion to Confirm the Arbitration Award; Address the Outstanding issue regarding whether Discover’s rights are subordinated to other creditors and, thereafter, oversee a commercially reasonable foreclosure sale (Case No: 3 :20-cv-00012-CVG-RM). It was the Company’s position that the Final Award must first be confirmed and all questions regarding the rights of Discover relative to those of other creditors must be determined before any foreclosure sale can proceed. It was further the position of the Company that the previously disclosed foreclosure sale scheduled by Discover is being conducted in a commercially unreasonable manner and that if Discover proceeded forward with the foreclosure sale it did so at its own risk.

Nevertheless, on February 28, 2020, Discover advised that it conducted a sale of the Company’s assets.

On February 18, 2020, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd., an accredited investor (“Power Up”) pursuant to which the Company issued to Power Up a Convertible Promissory Note (the “Power Note”) in the aggregate principal amount of $183,600 for a purchase price of $153,000. The Power Note has a maturity date of May 15, 2021 and the Company has agreed to pay interest on the unpaid principal balance of the Power Note at the rate of six percent (6%) per annum from the date on which the Power Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Power Note, provided it makes a payment including a prepayment to Power Up as set forth in the Power Note. The transactions described above closed on February 19, 2020. The outstanding principal amount of the Power Note may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Power Up may convert the Power Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 15-day look back immediately preceding the date of conversion. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Power Note), the Power Note shall become immediately due and payable and the Company shall pay to Power Up, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Power Note.

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

On February 27, 2020, the Company and Iliad entered to an Amendment to the Iliad Note pursuant to which the maturity date of the Iliad Note was extended to August 27, 2020, provided that the Debt may be converted into shares of common stock of the Company at a conversion price equal to 80% multiplied by the lowest trading daily VWAP for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date, provided for the payment by the Company to Iliad of an extension fee equal to 7.5% of the outstanding balance of the Iliad Note resulting in a new balance of the Iliad Note of $2,765,983 and provided that the Company’s failure to deliver shares of common stock within three trading days of a conversion would result in an event of default. Iliad has agreed to restrict its ability to convert the Iliad Note and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock.

The Company entered into a series of loan agreements with Stanley Hills LLC (“Stanley”) pursuant to which it received more than $1,000,000 in loans (the “Debt”) since May 2019 up to December 2019. On February 26, 2020, in order to induce Stanley to continue to provide funding, the Company and Stanley entered into a letter agreement providing that the Debt may be converted into shares of common stock of the Company at a conversion price equal to 85% multiplied by the lowest one trading price for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date. Stanley has agreed to restrict its ability to convert the Debt and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The Stanley Debt is secured via a pledge agreement on the SURG shares. The Company agreed that Stanley will hold title to the SURG shares which was completed on or about April 16, 2020 where the 3,333,333 SURG shares been vested under Stanley name.

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

Revenue Recognition

ASU No. 2014-09 ,  Revenue from Contracts with Customers  (“Topic 606”), became effective for the Company on January 1, 2018. The Company ’ s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of  Topic 606. As   sales are and have been primarily from IT services, sale of phones, phone card products, prepaid cellular phone minutes and cellular activation, and the Company has no significant post-delivery obligations, this new standard did not   result in a material recognition of revenue on the Company ’ s accompanying consolidated financial statements for the cumulative impact of applying this new standard. The Company made no adjustments to its previously-reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under  Topic 605, Revenue Recognition .

Revenue from providing IT services, sale of phones, phone card products, prepaid cellular phone minutes and cellular activation services are recognized under Topic 606  in a manner that reasonably reflects the delivery of its services and products to customers in return for expected consideration and includes the following elements:

●	executed contracts with the Company ’ s customers that it believes are legally enforceable;
●	identification of performance obligations in the respective contract;
●	determination of the transaction price for each performance obligation in the respective contract;
●	allocation the transaction price to each performance obligation; and
●	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to each of the revenue categories, is summarized below:

●	IT services - revenue is recorded on a monthly basis as services are provided;
●	Sale of phones, phone card products, prepaid cellular phone minutes and cellular activation – revenue is recognized at the time of sale to the customer; and
●	License fees and Royalties – revenue is recognized based on the terms of the agreement with its customer.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of December 31, 2018, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

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

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No cash dividends have been paid or declared since the Date of Inception. Our Board do considering for the near future potential divest of UGopherServices in form of a none-cash dividend.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2019, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Executive Officers and Directors

Below are the names and certain information regarding the company’s executive officers and directors.

Current Directors/Officers:

Name	Age	Title
Michael Murray	50	President and Director
Dr. Danny Rittman	57	Chief Technology Officer and Director
Mansour Khatib	57	Chief Executive Officer, Chief Financial Officer and Director

Prior Directors/Officers (resigned during the year ended December 31, 2019)

Name	Age	Title
Douglas Davis	61	Chief Executive Officer
Kevin Pickard	56	Chief Financial Officer
Robert Yaspan	74	Chairman of the Board of Directors
Judit Nagypal	50	Director
Ned Siegel	68	Director
Eva Bitter	47	Director
Mitchell Tavera	61	Director
Muhammed Khilji	55	Director

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

Mansour Khatib was appointed as the Company Chief Excusive and Financial Officer on April 13, 2020, the Company’s Board of Directors appointed Mansour Khatib, who has served as the Chief Marketing Officer and a director of the Company as Chief Executive Officer. Mr. Khatib has also previously served as Interim Chief Executive Officer from May 2018 to July 2018. From 2009 through 2012, Mansour Khatib served as the CEO and CFO of The Merchandise Company, located in Long Beach, California. From 2012 through the present, Mr. Khatib has served as a U.S. Business and Marketing Sales Representative for KB Racking, located in Toronto, Canada. From May 2013 through July 2014, Mr. Khatib served as VP of Marketing for Sun Energy Partners, LLC, developing solar rooftop projects. From July 2014 through the present, Mr. Khatib has served as the CTO for New Energy Ventures, LLC, a company that is developing utility scale projects in New Jersey, California, and smaller projects in Mexico, the Caribbean and Peru. Mr. Khatib received B.A. in Economics from Fachhochschule Wuppertal in Wuppertal, Germany in 1988 and a Bachelors in Electro Engineering & Computer Technology from University Aachen in Aachen, Germany in 1985.

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

Douglas Davis is a seasoned executive with management experience across many areas including M&A, capital raising, sales and business development. Since 2010, Mr. Davis has served as the CEO of Bitspeed LLC, an extreme file transfer software and appliance solution. In addition, since 2001, Mr. Davis has served as the Managing Partner of CoBuilder, Inc., a consulting organization providing services associated with increasing efficiencies, including market penetration and revenues, for large and small corporate entities. Mr. Davis received an AB Political Science from Stanford University and an MBA (Concentration in Finance and Strategic Management) from UCLA Anderson Graduate School of Management. Mr. Davis resigned as the Company Chief Financial Officer on April 11, 2020. Mr. Davis resignation was not the result of any disagreements with management or board of directors of the Company.

Kevin Pickard is a certified public accountant with experience providing management consulting services for small to medium sized companies, including review and preparation of filings with the Securities and Exchange Commission. Mr. Pickard is the owner of Kevin F. Pickard, CPA, PC which he founded in 1998. Prior to that, from August 1996 to July 1998, Mr. Pickard was a partner of Singer Lewak Greenbaum & Goldstein, LLP, where he co-managed the accounting its securities industry practice group. He was employed as a Business Assurance Manager of PricewaterhouseCoopers, LLP (formerly, Coopers & Lybrand, LLP) in various offices from September 1987 to July 1993 and from April 1994 to August 1996, where he focused on auditing companies in insurance, high-tech and industries. Mr. Pickard holds a Bachelor of Science in Accounting and a Master of Accountancy from Brigham Young University. Mr. Pickard is currently a licensed Certified Public Accountant in North Carolina and California. Mr. Pickard resigned as the Company Financial Officer on October 3, 2019. Mr. Pickard resignation was not the result of any disagreements with management or board of directors of the Company.

Muhammed Khilji, 54, has owned and operated Muhammad Khilji, CPA, a business accounting and tax advisory service. Mr. Khilji is engaged in providing advisory services to small business clients. He has been serving numerous high net worth individuals, professionals, as well as entrepreneurs. He is involved in consulting clients in the areas of strategic business management, sales and marketing , retirement planning, asset protection , financial restructuring and bankruptc y. Mr. Khilji tax compliance experience spans over large corporations to multi-state partnerships. Mr. Khilji has also served as contract CFO for a number of companies. From 2004 to 2005, Mr. Khilji served as a Senior Manager in the Financial Services Group of KPMG and from 2002 to 2004 as a Senior Manager with the Corporate Tax Group at Waterhouse Cooper. Prior to 2002, Mr. Khilji was a Senior Manager with the Corporate Tax Advisory Group at Arthur Anderson. Mr. Khilji has been licensed as a Certified Public Accountant in California since 2002 and graduated from Southern Illinois University in 1993 with a Master of Business Administration Finance and Marketing and in 1991 with a Bachelor of Science Finance. Mr. Khilji resigned as Director of the Company on October 25, 2019. His resignation was not the result of any disagreements with management or board of directors of the Company

Robert Yaspan, age 73, has owned and operated Law Offices of Robert M. Yaspan since 1997 where has focused his practice on business reorganizations and real property law. Mr. Yaspan received a Bachelor of Arts degree in History from the University of Chicago in 1968 and a Juris Doctorate from University of Southern California in 1971. Mr. Yaspan is the manager of REKO Holdings LLC, a significant shareholder of the Company. Mr. Yaspan resigned as Director of the Company on June 5, 2019. Mr. Yaspan resignation was not the result of any disagreements with management or board of directors of the Company.

Judit Nagypal , age 48, has extensive experience in human resources and business, with multicultural understanding coming from diverse international positions with over 18 years of successful track record in field and headquarters positions, both in specialist and generalist roles. Since 2013, Ms. Nagypal has held various positions in Microsoft including HRD Leadership Development and Talent Management from 2013 to 2015, Independent Software Vendor Acquisition Lead from 2015 to 2016 and Independent Software Vendor Go-To-Market Lead from 2016 to present. Prior to Microsoft, Ms. Nagypal held positions with AXA Group, Kraft Biscuits and Danone Group. Ms. Nagypal received a Postgraduate Diploma in Human Resources Management from Middlesex University in 2002, a Law Degree from Eotvos Lorand University in 1998 and a Masters in Economic Sciences from Budapest University of Economics in 1994. Ms. Nagypal resigned as Director of the Company on January 29, 2020. Ms. Nagypal resignation was not the result of any disagreements with management or board of directors of the Company

Ned L. Siegel , 67, has had a long and distinguished career as a senior U.S. government official and businessman. He was appointed by then President George W. Bush as the U.S. Ambassador to the Commonwealth of the Bahamas from October 2007 to January 2009. He was also appointed by President Bush to serve under Ambassador John R. Bolton at the United Nations in New York, serving as the Senior Advisor to the U.S. Mission and as the U.S. representative to the 61st Session of the United Nations General Assembly. Prior to his ambassadorship, he was appointed to the Board of Directors of the Overseas Private Investment Corporation (OPIC). In addition to his public service, Ambassador Siegel has over 30 years of entrepreneurial successes. Presently, he serves as President of The Siegel Group, a multi-disciplined international business management advisory firm specializing in real estate, energy, utilities, infrastructure, financial services, oil and gas and cyber and secure technology. Ambassador Siegel also serves on the Board of Directors and Advisory Boards of other numerous public and private companies, and private equity groups. He graduated Phi Beta Kappa from the University of Connecticut in 1973 and received a juris doctorate from the Dickinson School of Law in 1976. In December 2014, he received an honorary degree of Doctor of Business Administration from the University of South Carolina. Mr. Siegel has previously served as a member of the Board of Directors of Healthwarehouse.com, Inc. from June 2013 to September 2016, PositiveID Corporation from February 2011 to the present, Notis Global, Inc. from April 2014 to the present, Viscount Systems from April 2013 to the present and Baltia Air Lines, Inc. (dba USGlobal Airways) from June 2017 to present. Mr. Siegel resigned as Director of the Company on April 13, 2020. Mr. Siegel resignation was not the result of any disagreements with management or board of directors of the Company.

Since 2012 to the present, Eva Bitter has served as Business Unit Leader for Rehab zRt. Prior to 2012, Ms. Bitter served in various sales and marketing roles with Reckitt Benckiser, Colgate Palmolive Hungary and Kraft Foods Hungary. Ms. Bitter received a degree in International Relations from the College for Foreign Trade, Budapest in 1993 and a degree in External Economies from the University of Economic Sciences, Budapest in 1996. Ms. Bitter resigned as Director of the Company on January 17, 2020. Ms. Bitter resignation was not the result of any disagreements with management or board of directors of the Company

From 1978 through June 2017, Mitchell Tavera has served as a member of the El Segundo Police Department in various capacities from Patrol Cadet, Detective, Sergeant, Lieutenant, Captain and culminating in his appointment as Chief of Police which role he held from April 2010 through June 2017. Following Mr. Tavera’s retirement from the El Segundo Police Department, in November 2018, he joined Elite Interactive Solutions as Law Enforcement Liaison. Mr. Tavera resigned as Director of the Company on October 29, 2019. Mr. Tavera resignation was not the result of any disagreements with management or board of directors of the Company.

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

Currently, there are no members on each of the committees and the board of directors has assumed the roles of each of the committees.

Agreements with Officers and Directors

On April 22, 2015, Michael Murray was appointed by the Company as the Chairman of the Board of Directors, CEO, and President of the Company. On March 4, 2015, the Company entered into a Territorial License Agreement with Hermes, which is the basis for the Company’s current operations. Mr. Murray is the owner of 9,900 shares of Series D Preferred Stock of the Company that is convertible at Mr. Murray’s election into 9,900,000 shares of common stock at a fixed price of $0.50 per share. During 2016 Mr. Murray has converted all of his Series D Preferred Stock into common shares of the Company.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2019 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

We have adopted a Code of Ethics that applies to all officers, directors and employees. The Company will provide to any person without charge a copy of such code of ethics upon written request to the Company at its registered offices.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth all compensation paid to our officers for the years ended December 31, 2019 and 2018.

Summary Compensation Table

							Non-Qualified
						Non-Equity	Deferred
Name and principal				Stock	Option	Incentive Plan	Compensation	All Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Michael Murray	2019	$50,000	$0	$0	$0	$0	$0	$0	$50,000
President and director	2018	$50,000	$0	$0	$0	$0	$0	$0	$50,000

Danny Rittman	2019	$171,726	$0	$0	$0	$0	$0	$0	$171,726
Chief Technology Officer and director	2018	$183,500	$0	$0	$0	$0	$0	$0	$183,500

Mansour Khatib	2019	$127,500	$0	$0	$0	$0	$0	$0	$127,500
Chief Executive Officer,	2018	$145,000	$0	$0	$0	$0	$0	$0	$145,000
Chief Financial Officer, and director

Douglas Davis	2019	$187,675	$0	$0	$622,828	$0	$0	$0	$810,503
former Chief Executive Officer	2018	$72,000	$0	$610,500	$0	$0	$0	$0	$682,500

Kevin Pickard	2019	$70,000	$0	$0	$143,976	$0	$0	$0	$213,976
former Chief Financial Officer	2018	$85,000	$0	$732,500	$215,965	$0	$0	$0	$1,033,465

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

Director Compensation

The following table sets forth all compensation awarded to, earned by or paid to the non-employee directors in 2019 and 2019 for their service as directors:

		Fees			Non-
		Earned or	Stock	Option	Equity	All Other
Name	Year	Paid	Awards	Awards	Incentive	Compensation	Total
Robert Yaspan	2019	$0	$15,425	$0	$0	$0	$15,425
former director	2018	$10,000	$762,500	$750,430	$0	$0	$1,522,930

Judit Nagypal	2019	$5,000	$15,425	$0	$0	$0	$20,425
former director	2018	$10,000	$305,000	$300,172	$0	$0	$615,172

Ned L. Seigel	2019	$10,000	$15,425	$0	$0	$0	$25,425
former director	2018	$10,000	$305,000	$300,172	$0	$0	$615,172

Eva Bitter	2019	$5,000	$15,425	$0	$0	$0	$20,425
former director	2018	$10,000	$199,000	$195,079	$0	$0	$404,079

Mitchell Tavera	2019	$5,000	$15,425	$0	$0	$0	$20,425
former director	2018	$10,000	$170,000	$166,384	$0	$0	$346,384

Muhammed Khilji	2019	$0	$15,425	$0	$0	$0	$15,425
former director	2018	$10,000	$310,000	$305,121	$0	$0	$625,121

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards outstanding at December 31, 2019 other than those disclosed above.

The following table sets forth information with respect to the beneficial ownership of the Common Stock as of _______, 2020 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) each director of the Company; (iii) each officer of the Company and (iv) all executive officers and directors as a group. Except as otherwise indicated below, each of the entities or persons named in the table has sole voting and investment powers with respect to all shares of Common Stock beneficially owned by it or him as set forth opposite its or his name.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Common Stock as of May 27_, 2020 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) each director of the Company; (iii) each officer of the Company and (iv) all executive officers and directors as a group. Except as otherwise indicated below, each of the entities or persons named in the table has sole voting and investment powers with respect to all shares of Common Stock beneficially owned by it or him as set forth opposite its or his name.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock (1)
Michael D. Murray (2, 4)	4.075,900	2.38%
Dr. Danny Rittman (4)	99,000	0.59%

Mansour Khatib (4)	0	0.00%

GBT Tokenize Corp. (7)	50,000,000	29.14%
The Gonzalez Trust CR – Pablo Gonzalez (7)	51,000,000	29.73%
GBT BitSpeed Corp (5)	5,000,000	2.91%

All Officers and Directors as a Group	9,958,900	5.80%

(1)	Beneficial ownership is determined in accordance with the Rule 13d-3(d)(1) of the Exchange Act, as amended and generally includes voting or investment power with respect to securities. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table. The above is based on 171,496,091 shares of common stock outstanding as of May 27, 2020

(2)	Mr. Murray is President of the company, and a Director. He holds a warrant for 4,000,000 shares of the Company’s common stock.

(4)	Current Officer and Director of the Company.

(7)	GBT Tokenize Corp is a 50/50 Joint venture between the Company and Tokenize-It S.A. Controlled by the Gonzalez Trust from Costa Rica. GBT Tokenize Corp hold 100,000,000 shares of the Company’s common stock. The Gonzalez Trust holds a note for $10,000,000 with conversion feature (under dispute by them) at $10 per share.

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

 Effective August 15, 2016, the Employment Agreement of Mansour Khatib, our CMO, was amended and restated as follows:

Upon the Company generating $1,000,000 in revenue during any three (3) month period (the “Threshold Requirement”), the Executive will receive salary at the rate of $100,000 annually (the “Base Salary”); provided, however, that that Company shall pay to Executive $5,000 per month (the “Monthly Salary Advance”) commencing on August 15, 2016, which such Monthly Salary Advance shall be an advance on the Base Salary and shall continue to be paid to Executive until such time that the Company launches its Guardian Patch technology into the consumer markets.  Once the Threshold Requirement is met, the Base Salary will be payable in equal increments not less often than monthly in arrears and in any event consistent with the Company’s payroll policy and practices.  The Base Salary of the Executive may from time to time be increased, but not decreased, by the Board, in its absolute discretion, including potential bonuses.

Mansour Khatib was appointed as the Company Chief Excusive and Financial Officer on April 13, 2020, the Company’s Board of Directors appointed Mansour Khatib, who has served as the Chief Marketing Officer and a director of the Company as Chief Executive Officer. Mr. Khatib has also previously served as Interim Chief Executive Officer from May 2018 to July 2018.

Procedures for Approval of Related Party Transactions

Our Board of Directors is charged with reviewing and approving all potential related party transactions.  All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

On or around August 10, 2018, the Board of Directors established committees for governance, compensation and audit. The Audit Committee is being led by Muhammed Khalji, a CPA. The Compensation Committee is being led by Judit Nagypal. The Governance Committee is being led by Ambassador Ned L. Siegel. All three leaders of the committees are independent directors. In addition, each committee has two additional members, all of whom are also independent directors. On or around May 2019 the Company commenced massive litigation with a secured investor (see Legal Proceedings), which led the Company board to table its effort to potentially up-listing the Company to a major exchange. As such there was no need for said committees which create un-needed burden on the Company. During the period of said report, all independent Directors been resigned to pursue other opportunities, as disclosed in this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by BF Borgers CPA PC for the years ended December 31, 2019 and 2018.

	Years Ended December 31,
	2019	2018

Audit Fees	$138,212	$84,000
Audit-Related Fees	—	103,734
Tax Fees	—	—
All Other Fees	—	—
Total	$138,212	$187,734

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1	Certificate of Incorporation of Forex International Trading Corp. (6)
3.2	Bylaws of Forex International Trading Corp. (6)
3.3	Certificate of Designation for Series A Preferred Stock (14)
3.4	Certificate of Designation for Series B Preferred Stock (21)
3.5	Certificate of Designation – Series C Preferred Stock (22)
3.6	Amendment to the Certificate of Designation for the Series B Preferred Stock (25)
3.7	Amendment to the Certificate of Designation for the Series C Preferred Stock(25)
3.8	Certificate of Change filed pursuant to NRS 78.209 (31)
3.9	Articles of Merger filed pursuant to NRS 92.A.200 (31)
3.10	Certificate of Amendment to the Articles of Incorporation of Gopher Protocol Inc. (34)
3.11	Certificate of Change dated July 10, 2019 (67)
3.12	Articles of Merger by and between Gopher Protocol Inc. and GBT Technologies Inc. dated July 10, 2019(67)
3.13	Certificate of Correction to the Certificate of Change (68)
3.14	Certificate of Correction to the Articles of Merger by and between Gopher Protocol Inc. and GBT Technologies Inc. dated July 10, 2019 (68)
3.15	Certificate of Amendment to the Articles of Incorporation of GBT Technologies Inc. dated September 23, 2019 (72)
4.1	Convertible Promissory Note issued by the Company to ATL dated July 8, 2010 (3)
4.2	Secured and Collateralized Promissory Note issued by ATL to the Company dated July 8, 2010 (3)
4.3	Collateral and Security Agreement by and between Forex International Trading Group and ATL dated July 7, 2010 (3)
4.4	Promissory Note issued to Rasel Ltd. Dated October 6, 2009(7)
4.5	Promissory Note issued to Rasel Ltd. Dated October 20, 2009 (7)
4.6	Letter Agreement between Rasel Ltd. and Forex International Trading Corp. dated January 22, 2011 (8)
4.7	Letter Agreement by and between Forex International Trading Group and ATL dated November 8, 2010 (9)
4.8	6% Convertible Note issued to APH (11)
4.9	6% Convertible Debenture issued to HAM dated April 5, 2011 (14)
4.10	Promissory Note dated November 30, 2011 issued to Cordellia dioxo. in the amount of $1,000,000 (18)
4.11	$500,000 Convertible Promissory Note issued by Forex International Trading Corp. (23)
4.12	$400,000 Secured and Collateralized Promissory Note issued by Vulcan Oil & Gas Inc. (23)
4.13	Securities Purchase Agreement dated July 24, 2013 entered with Asher Enterprise Inc. (26)
4.14	Convertible Promissory Note issued to Asher Enterprises Inc. (26)
4.15	10% Convertible Debenture issued to GV Global Communications Inc. (30)
4.16	Amendment to 10% Convertible Promissory Debenture held by GV Global Communications, Inc. (32)

4.17	Series D Preferred Stock Certificate of Designation (32)
4.18	Common Stock Purchase Warrant (40)
4.19	6% Convertible Promissory Note issued by the Company to Guardian Patch LLC dated May 23, 2017 (41)
4.20	Securities Purchase Agreement entered with Crown Bridge Partners, LLC dated June 9, 2017 (42)
4.21	Convertible Promissory Note dated June 9, 2017 issued to Crown Bridge Partners LLC (42)
4.22	Convertible Promissory Note Back End Note dated June 9, 2017 issued to Crown Bridge Partners LLC (42)
4.23	Collateralized Secured Promissory Note Back End Note dated June 9, 2017 issued to Crown Bridge Partners LLC (42)
4.24	Securities Purchase Agreement entered with Eagle Equities, LLC dated June 9, 2017 (42)
4.25	Convertible Promissory Note issued to Eagle Equities, LLC dated June 9, 2017 (42)
4.26	Convertible Promissory Note issued to Eagle Equities, LLC dated June 9, 2017 (Back End Note) (42)
4.27	Form of Collateralized Secured Promissory Note dated June 9, 2017 issued by Eagle Equities, LLC (42)

4.28	Convertible Promissory Note dated June 7, 2017 issued to JSJ Investments Inc. (42)
4.29	Convertible Promissory Note dated June 29, 2017 issued to JSJ Investments Inc. (44)
4.30	Form of Warrant issued to Robert Warren Jackson, Gregory Bauer, Michael Murray and Guardian Patch, LLC dated September 1, 2017 (45)
4.31	Balloon Note payable by Gopher Protocol Inc. to RWJ Advanced Marketing, LLC dated September 1, 2017 (45)
4.32	Securities Purchase Agreement entered with Eagle Equities, LLC dated September 13, 2017 (46)
4.33	Convertible Promissory Note issued to Eagle Equities, LLC dated September 13, 2017(46)
4.34	Convertible Promissory Note issued to Eagle Equities, LLC dated September 13, 2017 (Back End Note) (46)
4.35	Form of Collateralized Secured Promissory Note dated September 13, 2017 issued by Eagle Equities, LLC(46)
4.36	Securities Purchase Agreement dated October 2, 2017 between Gopher Protocol Inc. and Power Up Lending Group Ltd. (47)

4.37	Convertible Promissory Note dated October 2, 2017 issued to Power Up Lending Group Ltd. (47)
4.38	Securities Purchase Agreement entered with Labrys Fund, LP dated October 26, 2017 (49)
4.39	Convertible Promissory Note issued to Labrys Fund, LP dated October 26, 2017 (49)
4.40	Rescission Agreement entered between Gopher Protocol Inc. and Crown Bridge Partners, LLC dated October 23, 2017 (49)
4.41	Securities Purchase Agreement by and between Gopher Protocol Inc. and Eagle Equities, LLC dated December 29, 2017 (50)
4.42	Common Stock Purchase Warrant issued to Eagle Equities, LLC dated December 29, 2017 (50)
4.43	Certificate of Designation of the Preferences, Rights and Limitations of the Series G Convertible Preferred Stock (51)
4.44	Form of Securities Purchase Agreement entered with Bellridge Capital, LLC (52)
4.45	10% Convertible Debenture issued to Bellridge Capital, LLC dated March 2, 2018 (52)
4.46	Common Stock Purchase Warrant issued to Bellridge Capital, LLC dated March 2, 2018 (52)
4.47	Form of Warrant issued to Derron Winfrey, Dennis Winfrey, Mark Garner and JIL Venture dated March 1, 2018 (53)
4.48	Note payable by Gopher Protocol Inc. to ECS, LLC dated March 1, 2018 (53)
4.49	10% Convertible Debenture issued to Bellridge Capital, LP dated April 9, 2018 (54)
4.50	Common Stock Purchase Warrant issued to Bellridge Capital, LP dated April 9, 2018 (54)
4.51	Stock Option issued to Kevin Pickard dated April 16, 2018 (55)
4.52	Stock Option issued to Muhammad Khilji dated April 25, 2018 (56)
4.53	Securities Purchase Agreement by and between Gopher Protocol Inc. and Eagle Equities, LLC dated May 4, 2018 (57)
4.54	Series H Convertible Preferred Stock Certificate of Designation (65)
4.55	6% Convertible Note payable to Pablo Gonzalez dated June 17, 2019 (65)
4.56	Convertible Note payable to Glen Eagles Acquisition LP (66)
4.57	Amendment to Common Stock Purchase Warrant between Gopher Protocol Inc. and Glen Eagles Acquisition LP (66)
10.1	Software Licensing Agreement dated April 12, 2010, by and between Forex International Trading Corp and Triple (1)
10.2	Employment Agreement dated April 23, 2010, by and between Forex International Trading Corp and Darren Dunckel (2)
10.3	Letter Agreement by and between Forex International Trading Corp. and Anita Atlas, dated July 29, 2010 (4)
10.4	Letter Agreement by and between Forex International Trading Corp. and Stewart Reich, dated July 29, 2010 (4)
10.5	Letter Agreement by and between Forex International Trading Corp. and Mr. William Glass, dated August 6, 2010 (5)
10.6	Share Exchange Agreement by and between Forex International Trading Corp. and APH (10)

10.7	Letter Agreement by and between Forex International Trading Corp., APH, Medirad Inc. and Rasel Ltd. (11)
10.8	Letter Amendment by and between Forex International Trading Corp. and William Glass, dated March 4, 2011 (13)
10.9	Letter Amendment by and between Forex International Trading Corp. and Stewart Reich, dated March 4, 2011 (13)
10.10	Employment Agreement by and between Forex International Trading Corp. and Liat Franco, dated March 7, 2011 (13)
10.11	Agreement between Forex International Trading Corp. and APH dated April 5, 2011 (14)
10.12	Conversion Agreement between MP and Forex International Trading Corp. dated April 5, 2011 (14)
10.13	Share Exchange Agreement between Forex International Trading Corp. and dated April 5, 2011 (14)
10.14	Agreement to Unwind and Mutual Release dated as of July 11, 2011 by and between Forex International Trading Corp., Forex NYC and Wheatley Investment Agreement by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)
10.15	Registration Rights Agreement with Centurion by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)
10.16	Intentionally Left Blank
10.17	Settlement Agreement by and between Forex International Trading Corp., A.T. Limited, Watford Holding Inc. and James Bay Holdings, Inc. dated November 1, 2011 (17)
10.18	Settlement and Foreclosure Agreement between Forex International Trading Corp., AP Holdings Limited, H.A.M Group Limited and Cordellia d.o.o.(18)
10.19	Annulment of Share Purchase Agreement dated December 5, 2011 between Triple 8 Limited, AP Holdings Limited, H.A.M Group Limited and 888 Markets (Jersey) Limited (18)
10.20	Promissory Note issued to Forex International Trading Corp. dated December 13, 2011 (19)
10.21	Stock Pledge Agreement executed by Fortune Market Media Inc. dated December 13, 2011 (19)
10.22	Conversion Agreement between the Company and GV Global Communications, Inc. (22)
10.23	Agreement by and between and Direct JV Investments Inc., Forex International Trading Corporation and Vulcan Oil & Gas Inc. dated January 7, 2013 (23)
10.24	Evaluation License Agreement dated September 2, 2013, by and between Forex International Trading Corp and Micrologic Design Automation, Inc. (27)
10.25	Letter Agreement dated January 2, 2014, by and between Forex International Trading Corp and Micrologic Design Automation, Inc. (28)
10.26	Settlement Agreement by and between Forex International Trading Corp. and Leova Dobris dated November 14, 2014 (29)
10.27	Exchange Agreement by and between Forex International Trading Corp. and Vladimir Kirish dated January 22, 2015 (30)
10.28	Exchange Agreement by and between Forex International Trading Corp. and GV Global Communications Inc. dated January 22, 2015 (30)

10.29	Agreement by and between Forex International Trading Corp. and Fleming PLLC dated January 22, 2015 (30)
10.30	Territorial License Agreement dated March 4, 2015, by and between Gopher Protocol Inc. and Hermes Roll LLC (32)
10.31	Amended and Restated Territorial License Agreement dated June 16, 2015 by and between Gopher Protocol Inc. and Hermes Roll LLC (35)
10.32	Letter Agreement dated August 20, 2015 by and between Gopher Protocol Inc. and Dr. Danny Rittman (36)
10.33	Consulting Agreement dated August 11, 2015, by and between Gopher Protocol Inc. and Michael Korsunsky (37)
10.34	Letter Agreement dated March 14, 2016 by and between Gopher Protocol Inc. and Dr. Danny Rittman. (38)
10.35	Amended and Restated Employment Agreement by and between Gopher Protocol Inc. and Dr. Danny Rittman dated April 19, 2016 (39)
10.36	Consulting Agreement dated September 10, 2016, by and between Gopher Protocol Inc. and Waterford Group LLC (40)
10.37	Conversion Agreement between the Company and Guardian Patch LLC dated May 23, 2017 (41)
10.38	Lock-Up and Leak-Out Agreement between the Company and Guardian Patch LLC dated June 26, 2017 (43)
10.39	Lock-Up and Leak-Out Agreement between the Company and Stanley Hills LLC dated June 29, 2017 (43)
10.40	Letter Agreement between the Company and Danny Rittman dated June 29, 2017 (43)
10.41	Asset Purchase Agreement between Gopher Protocol Inc. and RWJ Advanced Marketing, LLC dated September 1, 2017 (45)
10.42	Addendum to Asset Purchase Agreement between Gopher Protocol Inc. and RWJ Advanced Marketing, LLC dated September 1, 2017 (45)
10.43	Employment Agreement between Gopher Protocol Inc. and Gregory Bauer dated September 1, 2017 (45)

10.44	Consulting Agreement between Gopher Protocol Inc. and Guardian Patch, LLC dated September 1, 2017 (45)
10.45	Rescission Agreement between Gopher Protocol Inc. and Eagle Equities LLC dated December 31, 2017 (51)
10.46	Amendment of Lock-Up and Leak-Out Agreement between Gopher Protocol Inc. and Stanley Hills, LLC dated December 29, 2017(51)
10.47	Amendment of Lock-Up and Leak-Out Agreement between Gopher Protocol Inc. and Guardian Patch, LLC dated December 29, 2017(51)
10.48	Asset Purchase Agreement between Gopher Protocol Inc. and ECS Prepaid LLC dated March 1, 2018 (53)
10.49	Employment Agreement between Gopher Protocol Inc. and Derron Winfrey dated March 1, 2018(53)
10.50	Employment Agreement between Gopher Protocol Inc. and Mark Garner dated March 1, 2018(53)
10.51	Consulting Agreement between Gopher Protocol Inc. and J.I.L. Venture LLC dated March 1, 2018(53)
10.52	Executive Retention Agreement by and between Gopher Protocol Inc. and Kevin Pickard dated April 16, 2018 (55)
10.53	Indemnification Agreement by and between Gopher Protocol Inc. and Kevin Pickard dated April 16, 2018 (55)
10.54	Director Agreement by and between Gopher Protocol Inc. and Muhammad Khilji dated April 25, 2018 (56)
10.55	Indemnification Agreement by and between Gopher Protocol Inc. and Muhammad Khilji dated April 25, 2018 (56)
10.56	Director Agreement by and between Gopher Protocol Inc. and Robert Yaspan dated May 17, 2018 (58)
10.57	Director Agreement by and between Gopher Protocol Inc. and Judit Nagypal dated May 17, 2018 (58)
10.58	Director Agreement by and between Gopher Protocol Inc. and Ambassador Siegel dated May 17, 2018 (58)
10.59	Director Agreement by and between Gopher Protocol Inc. and Eva Bitter dated June 18, 2018 (59)
10.60	Employment Agreement by and between Gopher Protocol Inc. and Douglas L. Davis dated July 23, 2018 (60)
10.61	Director Agreement by and between Gopher Protocol Inc. and Mitchell K. Tavera dated July 31, 2018 (61)
10.62	Agreement between Gopher Protocol Inc. and Mobiquity Technologies, Inc. dated September 4, 2018 (62)
10.63	Consulting Agreement between Gopher Protocol Inc. and Consul Group RE 2021, SRL dated September 5, 2018 (62)

10.64	Exclusive Intellectual Property License and Royalty Agreement between Gopher Protocol Inc. and GBT Technologies, S.A. dated September 14, 2018 (63)
10.65	Letter Agreement between Gopher Protocol Inc. and Dr. Danny Rittman dated September 14, 2018 (63)
10.66	Exchange Agreement entered into between Gopher Protocol Inc., Altcorp Trading LLC, GBT Technologies, S.A., a Costa Rica company and Pablo Gonzalez dated June 17, 2019 (65)
10.67	Consulting Agreement entered into between Gopher Protocol Inc. and Glen Eagles Acquisition LP (66)
10.68	Letter Agreement between Mobiquity Technologies, Inc. and GBT Technologies Inc. executed August 2, 2019 Delivered August 6, 2019 (69)
10.69	Stock Purchase Agreement between Mobiquity Technologies, Inc. and GBT Technologies Inc. Dated September 10, 2019 (71)
1070	Stock Purchase Agreement between Marital Trust GST Subject U/W/O Leopold Salkind and GBT Technologies Inc. dated September 10, 2019 (71)
10.71	Stock Purchase Agreement between Dr. Gene Salkind and GBT Technologies Inc. dated September 10, 2019 (71)
10.72	Stock Purchase Agreement between Deepanker Katyal and GBT Technologies Inc. dated September 10, 2019 (71)
10.73	Joint Venture Agreement by and between GBT Technologies Inc. and BitSpeed LLC dated October 10, 2019 (73)
10.74	Consulting Agreement by and between Douglas L. Davis and GBT BitSpeed Corp. dated October 10, 2019 (73)
10.75	Letter Agreement between GBT Technologies Inc. and Stanley Hills LLC dated February 26, 2020 (74)
10.76	Amendment to Promissory Note between GBT Technologies Inc. and Iliad Research and Trading, L.P. dated February 27, 2020 (74)
10.77	Order dated February 27, 2020 issued by the United States District Court District of Nevada (74)
10.78	Joint Venture and Territorial License Agreement by and between GBT Technologies Inc. and Tokenize-It S.A. dated March 6, 2020 (75)
10.79	Consulting Agreement by and between Pablo Gonzalez and GBT Tokenize Corp. dated March 6, 2020 (75)
10.80	Pledge Agreement by and between GBT Tokenize Corp. and Tokenize-It S.A., dated March 6, 2020 (75)
16.1	Letter from Alan R. Swift, CPA, P.A. (33)
16.2	Letter from Anton & Chia, LLP (48)
21.1	List of Subsidiaries (70)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CCertification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2010
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 28, 2010
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 13, 2010
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 3, 2010
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 9, 2010
(6)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 9, 2009.
(7)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on November 2, 2009.
(8)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on January 29, 2010.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 22, 2010
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 17, 2010
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2011
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 2, 2011
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 9, 2011
(14)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 6, 2011
(15)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 20, 2011
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 29, 2011
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 9, 2011
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 12, 2011
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 16, 2011
(20)	Incorporated by referenced to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 13, 2012
(21)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 14, 2012
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 27, 2012.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 9, 2013.
(24)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2013.
(25)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 20, 2012.

(26)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 1, 2013.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 4, 2013.
(28)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2014.
(29)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 20, 2014
(30)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 27, 2015
(31)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 18, 2015
(32)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 12, 2015
(33)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 24, 2015
(34)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 1, 2015
(35)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 16, 2015
(36)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 21, 2015
(37)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 28, 2015
(38)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2016
(39)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2016
(40)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 13, 2016
(41)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 26, 2017
(42)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 13, 2017
(43)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 30, 2017
(44)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 7, 2017
(45)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 7, 2017
(46)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 22, 2017
(47)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 10, 2017
(48)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 27, 2017
(49)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 30, 2017
(50)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 2, 2018

(51)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2018
(52)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 6, 2018
(53)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 21, 2018
(54)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 13, 2018
(55)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 18, 2018
(56)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 26, 2018.
(57)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 8, 2018.
(58)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 22, 2018.
(59)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 22, 2018.
(60)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 24, 2018.
(61)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 31, 2018.
(62)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 9, 2018.
(63)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 18, 2018.
(64)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 13, 2018.
(65)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on June 19, 2019.
(66)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on July 12, 2019.
(67)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on July 15, 2019.
(68)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 5, 2019.
(69)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 7, 2019.
(70)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 15, 2019.
(71)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 16, 2019.
(72)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 25, 2019.
(73)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 16, 2019.
(74)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 2, 2020.
(75)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 11, 2020.

Item 16. Form 10-K Summary.

None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GBT TECHNOLOGIES INC.

Dated: May 27, 2020	By:	/s/ Mansour Khatib
	Name:	Mansour Khatib
	Title:	Chief Executive and Financial Officer (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on May 28, 2020, on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Mansour Khatib	Chief Executive & financial Officer & Director	May 27, 2020
Mansour Khatib	(Principal Executive Officer)

/s/ Dr. Danny Rittman	Chief Technology Officer and Director	May 27, 2020
Dr. Danny Rittman

/s/ Michael Murray	President and Director	May 27, 2020
Michael Murray

GBT TECHNOLOGIES INC. (FORMERLY GOPHER PROTOCOL, INC.)

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of GBT Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of GBT Technologies, Inc. (the "Company") as of December 31, 2019, the related statement of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

Served as Auditor since 2017

Lakewood, CO

May 27, 2020

GBT TECHNOLOGIES INC. (FORMERLY GOPHER PROTOCOL, INC.)

Balance Sheet

ASSETS	December 31,	December 31,
	2019	2018

Current Assets:
Cash	$59,634	$1,863,510
Accounts receivable	89,123	40,466
Prepaid expenses and other current assets	—	27,602
Marketable equity security	1,000,000	4,200,000
Assets of discontinued operations	—	4,223,011
Total current assets	1,148,757	10,354,589

Property and equipment, net	117,686	191,094
Convertible note receivable	4,000,000	—
Marketable equity security	—	14,000,000
Equity investment	—	—

Total assets	$5,266,443	$24,545,683

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses (including related parties of $845,513 and $312,052)	$2,965,682	$1,431,425
Unearned revenue	—	257,848
Accrued settlement	4,090,057	—
Due to Guardian LLC (related party)	—	702,483
Convertible notes payable, net of discount of $0 and $3,233,124	—	198,076
Note payable, net of discount of $47,671 and $744	5,923,590	2,699,256
Derivative liability	—	3,833,506
Liabilities of discontinued operations	—	906,700
Total current liabilities	12,979,329	10,029,294

Convertible notes payable	11,000,000	—

Total liabilities	23,979,329	10,029,294

Contingencies	—	—

Stockholders' Equity (Deficit):
Series B Preferred stock, $0.00001 par value; 20,000,000 shares authorized;
45,000 and 45,000 shares issued and outstanding at December 31, 2019 and 2018	—	—
Series C Preferred stock, $0.00001 par value; 10,000 shares authorized;
700 and 700 shares issued and outstanding at December 31, 2019 and 2018	—	—
Series D Preferred stock, $0.00001 par value; 100,000 shares authorized;
0 and 0 shares issued and outstanding at December 31, 2019 and 2018	—	—
Series G Preferred stock, $0.00001 par value; 2,000,000 shares authorized;
0 and 0 shares issued and outstanding at December 31, 2019 and 2018	—	—
Series H Preferred stock, $0.00001 par value ($500.00 stated value); 40,000 shares authorized;
20,000 shares issued and outstanding at December 31, 2019	—	—
Common stock, $0.00001 par value; 100,000,000,000 shares authorized;
16,536,351 and 1,822,243 shares issued and outstanding at December 31, 2019 and 2018	4,310	3,822
Treasury stock, at cost; 1,040 shares at December 31, 2019 and 2018	(643,059)	(643,059)
Stock loan receivable	(7,610,147)	—
Additional paid in capital	242,192,461	81,306,958
Accumulated deficit	(252,656,451)	(66,151,332)
Total stockholders' equity (deficit)	(18,712,886)	14,516,389
Total liabilities and stockholders' equity (deficit)	$5,266,443	$24,545,683

The accompanying footnotes are an integral part of these consolidated financial statements

GBT TECHNOLOGIES INC. (FORMERLY GOPHER PROTOCOL, INC.)

Statement of Operations

	Years Ended December 31,
	2019	2018
Sales:
Sales	$19,097,058	$14,327,869
Related party sales	180,000	180,000
Total sales	19,277,058	14,507,869

Cost of goods sold	18,259,955	13,377,761

Gross profit	1,017,103	1,130,108

Operating expenses:
General and administrative expenses	128,417,117	16,187,421
Marketing expenses	869,143	502,539
Acquisition costs	150,000	10,966,791
Buyout of joint venture agreement (related party)	—	11,750,000
Impairment of assets	48,631,534	7,132,286
Total operating expenses	178,067,794	46,539,037

Loss from operations	(177,050,691)	(45,408,929)

Other income (expense):
Amortization of debt discount	(6,821,453)	(3,740,794)
Change in fair value of derivative liability	7,290,867	(734,540)
Interest expense and financing costs	(6,215,457)	(5,814,006)
Unrealized loss on marketable equity security	(6,525,317)	6,475,317
Realized gain (loss) on disposal of marketable equity security	(90,683)	—
Equity income (loss) in investment	631,534	(2,155,317)
Gain on settlement of debt	1,375,556	—
Total other income (expense)	(10,354,953)	(5,969,340)

Loss before income taxes	(187,405,644)	(51,378,269)

Income tax expense	—	—

Loss from continuing operations	(187,405,644)	(51,378,269)

Discontinued operations:
Loss from operations of discontinued operations	(481,278)	(391,401)
Gain on disposition of discontinued operations	1,381,803	—
	900,525	(391,401)

Net loss	$(186,505,119)	$(51,769,670)

Weighted average common shares outstanding:
Basic and diluted	4,786,694	1,306,204

Net loss per share (basic and diluted):
Continuing operations	$(39.15)	$(39.33)
Discontinued operations	0.19	(0.30)
	$(38.96)	$(39.63)

The accompanying footnotes are an integral part of these consolidated financial statements

GBT TECHNOLOGIES INC. (FORMERLY GOPHER PROTOCOL, INC.)

Statement of Stockholders’ Equity

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series G Convertible Preferred Stock		Series H Convertible Preferred Stock		Common Stock		Treasury Stock		Loan	Paid-in	Accumulated	Equity/
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	(Deficit)
Balance, December 31, 2017	45,000	$—	700	$—	66,000	$1	2,000,000	$20	2,000,000	$20	582,154	$2,582	1,040	$(643,059)	$—	$19,243,959	$(14,381,662)	$4,221,841

Conversion of Series D to common stock	—	—	—	—	(66,000)	(1)	—	—	—	—	660,000	660	—	—	—	(659)	—	—
Conversion of Series G to common stock	—	—	—	—	—	—	(2,000,000)	(20)	(2,000,000)	(20)	20,000	20	—	—	—	—	—	—
Common stock issued for services	—	—	—	—	—	—	—	—	—	—	41,438	41			—	5,338,184		5,338,225
Common stock issued for acquisition	—	—	—	—	—	—	—	—	—	—	7,500	7	—	—	—	1,704,993	—	1,705,000
Common stock issued for acquisition services	—	—	—	—	—	—	—	—	—	—	52,500	53	—	—	—	8,302,947	—	8,303,000
Common stock issued for equity interest in Mobiquity Technologies, Inc.	—	—	—	—	—	—	—	—	—	—	200,000	200	—	—	—	13,879,800	—	13,880,000
Common stock issued to Guardian LLC for termination of agreement	—	—	—	—	—	—	—	—	—	—	125,000	125	—	—	—	11,749,875	—	11,750,000
Common stock issued for price protection	—	—	—	—	—	—	—	—	—	—	23,186	23	—	—	—	883,427	—	883,450
Common stock issued for conversion of convertible debt and accrued interest	—	—	—	—	—	—	—	—	—	—	98,238	98	—	—	—	2,298,594	—	2,298,692
Cancellation of common stock for settlement agreement	—	—	—	—	—	—	—	—	—	—	(500)	—	—	—	—	(42,650)	—	(42,650)
Common stock issued for cash	—	—	—	—	—	—	—	—	—	—	12,727	13	—	—	—	1,499,987	—	1,500,000
Warrants issued for acquisition	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,675,877	—	1,675,877
Warrants issued for services	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,219,237	—	4,219,237
Warrants issued for acqusition services	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,661,791	—	3,661,791
Fair value of beneficial conversion feature of converted/debt repaid	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,996,442	—	2,996,442
Relative fair value of warrants issued with convertible debt	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,336,783	—	3,336,783
Fair value of beneficial conversion feature associated with convertible debt	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	558,371	—	558,371
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(51,769,670)	(51,769,670)

Balance, December 31, 2018	45,000	$—	700	$—	—	—	—	$—	—	$—	1,822,243	$3,822	$1,040	$(643,059)	$—	$81,306,958	$(66,151,332)	$14,516,389

Common stock issued for services	—	—	—	—	—	—	—	—	—	—	9,500	10	—	—	—	235,890		235,900
Common stock issued for conversion of convertible debt and accrued interest	—	—	—	—	—	—	—	—	—	—	74,762	75	—	—	—	1,420,059	—	1,420,134
Common stock issued for stock loan	—	—	—	—	—	—	—	—	—	—	200,267	200	—	—	(7,610,147)	7,609,947	—	—
Common stock issued for penalty	—	—	—	—	—	—	—	—	—	—	59,820	59	—	—	—	975,006		975,065
Common stock issued for joint venture	—	—	—	—	—	—	—	—	—	—	10,000,000	100	—	—	—	17,899,900		17,900,000
Common stock issued for cashless exercise of warrants	—	—	—	—	—	—	—	—	—	—	4,566,214	46	—	—	—	(46)		—
Cancellation of shares for exchange of Mobiquity shares	—	—	—	—	—	—	—	—	—	—	(200,000)	(2)	—	—	—	(797,998)		(798,000)
Series H preferred stock issued for acquisition	—	—	—	—	—	—	—	—	20,000	—	—	—	—	—	—	8,400,000	—	8,400,000
Stock options issued for services	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	766,804	—	766,804
Fair value of beneficial conversion feature of converted/debt repaid	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,264,578	—	2,264,578
Relative fair value of warrants issued with convertible debt	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,634,760	—	1,634,760
Fair value of warrants issued	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	120,476,603	—	120,476,603
Rounding of shares due to stock split	—	—	—	—	—	—	—	—	—	—	3,545	—	—	—	—	—		—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(186,505,119)	(186,505,119)

Balance, December 31, 2019	45,000	$—	700	$—	—	$—	—	$—	20,000	$—	16,536,351	$4,310	$1,040	$(643,059)	$(7,610,147)	$242,192,461	$(252,656,451)	$(18,712,886)

The accompanying footnotes are an integral part of these consolidated financial statements

GBT TECHNOLOGIES INC. (FORMERLY GOPHER PROTOCOL, INC.)

Statement of Cash Flows

	Years Ended December 31,
	2019	2018

Cash Flows From Operating Activities:
Net loss	$(186,505,119)	$(51,769,670)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation of property and equipment	107,095	106,602
Amortization of intangible assets	358,266	1,150,260
Amortization of debt discount	6,821,453	3,740,794
Change in fair value of derivative liability	(7,290,867)	734,540
Financing cost	4,356,699	3,551,057
Shares issued for services	235,900	13,641,225
Shares issued for buyout of joint venture agreement	—	11,750,000
Shares issued for penalty	975,065	—
Warrants issued for services	766,804	7,881,028
Fair value of warrants issued in accordance with anit-dilution	120,476,603
Impairment of assets	48,631,534	7,132,286
Unrealized loss on market equity security	6,525,317	(6,475,317)
Realized loss on disposal of market equity security	90,683	—
Equity (income) loss in investment	(631,534)	2,155,317
Gain on disposition of discontinued operations	(1,381,803)	—
Convertible note issued for services	1,000,000	—
Gain on settlement of debt	(1,375,556)	—
Cancellation of common stock per settlement agreement	—	(42,650)
Common stock issued for price protection	—	883,450
Changes in operating assets and liabilities:
Accounts receivable	(616,084)	(110,171)
Inventory	—	262,749
Prepaid expenses	16,000	(16,000)
Accounts payable and accrued expenses	1,720,799	1,162,602
Unearned revenue	(257,848)	257,848
Accrued settlement	55,613
Due to Guardian, LLC	(702,483)	(647,779)
Net cash used in operating activities	(6,623,463)	(4,651,829)

Cash Flows From Investing Activities:
Purchase of property and equipment	(17,471)	(16,958)
Cash paid for acquisitions	—	(200,000)
Cash paid for investment in Spare	—	(265,000)
Cash paid for investment	(1,200,000)	—
Cash of discontinued operations	(270,947)	—
Cash from the sale of marketable equity security	336,000	—
Other	—	1,979
Net cash used in investing activities	(1,152,418)	(479,979)

Cash Flows From Financing Activities:
Issuance of convertible notes	3,000,000	6,356,000
Issuance of note payable	3,071,261	—
Repayment of convertible notes	—	(1,305,000)
Payment on note payable	(99,256)	(860,744)
Issuance of common stock	—	1,500,000
Net cash provided by financing activities	5,972,005	5,690,256

Net decrease in cash	(1,803,876)	558,448

Cash, beginning of period	1,863,510	1,305,062

Cash, end of period	$59,634	$1,863,510

Cash paid for:
Interest	$744	$1,264,256
Income taxes	$—	$—

Supplemental non-cash investing and financing activities
Debt discount	$3,636,000	$6,000,244
Transfer of derivative liability to equity	$2,264,578	$2,996,442
Shares issued for equity interest in Mobiquity Technologies, Inc.	$—	$13,880,000

The accompanying footnotes are an integral part of these consolidated financial statements

GBT TECHNOLOGIES INC. (FORMERLY GOPHER PROTOCOL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

GBT Technologies Inc. (formerly Gopher Protocol Inc.) (the “Company”, “GBT”, “GTCH”) was incorporated on July 22, 2009 under the laws of the State of Nevada. The Company is targeting growing markets such as development of Internet of Things (IoT) and Artificial Intelligence (AI) enabled networking and tracking technologies, including wireless mesh network technology platform and fixed solutions, development of an intelligent human body vitals device, prepaid services, asset-tracking IoT, and wireless mesh networks. Effective August 5, 2019, the Company changed its name from Gopher Protocol Inc. to GBT Technologies Inc. The Company also offers prepaid cellular phone minutes for both domestic and international carriers. In addition, the Company offers cellular activation (activating SIM cards with wireless carriers) to create additional users (consumers) on those networks and provides check processing, verification and recovery solutions for small to medium sized businesses. The Company derived revenues from (i) the provision of IT services; (ii) from the operations of the assets that include the sale of phones, phone card products, prepaid cellular phone minutes and cellular activation and (iii) from the licensing of its technology.

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Stock Split

On August 5, 2019, the Company effectuated a 1 for 100 reverse stock split. The share and per share information has been retroactively restated to reflect this reverse stock split. (Also see Note 17 for a 1 for 50 stock split awaiting approval)

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $252,656,451 and has a working capital deficit of $11,830,572 as of December 31, 2019, and is in default on a note payable and other obligations, which raises substantial doubt about its ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through some private placement offerings of debt and equity securities. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

GBT TECHNOLOGIES INC. (FORMERLY GOPHER PROTOCOL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates in the accompanying financial statements include useful lives of property and equipment, valuation of beneficial conversion feature, debt discounts, valuation of derivatives, and the valuation allowance on deferred tax assets.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, UGopherServices Corp. GBT BitSpeed Corp. and Gopher Protocol UK Limited (currently inactive); the Company’s 50% owned subsidiary, Gopher Protocol Costa Rica Sociedad De Responabilidad Limitada (currently inactive), and Altcorp Trading LLC, a Costa Rica company. All significant intercompany transactions and balances have been eliminated.

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly-liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company grants credit to establishments (such as convenience stores) that sell the Company’s products under credit terms that it believes are customary in the industry and do not require collateral to support customer receivables. The accounts receivable balances are generally collected within 10 days of the product sale and the Company has minimal bad debts. The Company currently does not provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal receivable terms vary from 7-30 days after the issuance of the invoice and typically would be considered past due when the term expires. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. The Company’s allowance for doubtful accounts was $0 and $0 at December 31, 2019 and 2018, respectively.

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

Long-Lived Assets

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at December 31, 2019 and 2018, the Company believes there was no impairment of its long-lived assets.

GBT TECHNOLOGIES INC. (FORMERLY GOPHER PROTOCOL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

Intangible Assets

The Company’s intangible assets were acquired with the acquisition of certain RWJ assets in 2017, and the acquisition of certain ECS, Electronic Check and CSLS assets in 2018 are being amortized over 60-120 months. The Company performs a test for impairment annually. As of December 31, 2018, the Company performed the required impairment analysis. During the year ended December 31, 2018, the Company determined that the intangible assets associated with the acquisition of certain RWJ assets was impaired and took a charge to earnings of $5,916,667.  These intangible assets are being presented as assets of discontinued operations in the accompanying consolidated financial statements. The intangibles assets of ECS, Electronic Check and CSLS are being presented as part of discontinued operations.

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

Goodwill

Goodwill represents the excess of purchase price over the underlying book value of the net assets of the businesses that were acquired. Under accounting requirements, goodwill is not amortized, but is subject to annual impairment tests. The Company recorded goodwill of $950,619 related to its acquisition of certain RWJ assets in 2017, and $646,291, $254,586 and $25,000, respectively, related to its acquisition of certain ECS, Electronic Check and CSLS assets in 2018. During the year ended December 31, 2018, the Company determined that the goodwill associated with the acquisition of certain RWJ assets was impaired and took a charge to earnings of $950,619. The goodwill of ECS, Electronic Check and CSLS are being presented as part of discontinued operations.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of December 31, 2018, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion. During the year ended December 31, 2019, the convertible notes with embedded conversion features were settled.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, restricted cash, accounts receivable, advances to suppliers, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities.

GBT TECHNOLOGIES INC. (FORMERLY GOPHER PROTOCOL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

FASB ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value of financial instruments held by the Company. FASB ASC Topic 825, Financial Instruments, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology us one or more unobservable inputs which are significant to the fair value measurement.

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

At December 31, 2019 and 2018, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

	Fair Value	Fair Value Measurements at
	As of	December 31, 2019
Description	December 31, 2019	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Marketable equity security - Surge Holdings, Inc.	$1,000,000	$-	$1,000,000	$-

Conversion feature on convertible notes	$-	$-	$-	$-

	Fair Value	Fair Value Measurements at
	As of	December 31, 2018
Description	December 31, 2018	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Marketable equity security - Mobiquity Technologies, Inc.	$18,200,000	$-	$18,200,000	$-

Conversion feature on convertible notes	$3,833,506	$-	$3,833,506	$-

GBT TECHNOLOGIES INC. (FORMERLY GOPHER PROTOCOL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

Treasury Stock

Treasury stock is recorded at cost. The re-issuance of treasury shares is accounted for on a first in, first-out basis and any difference between the cost of treasury shares and the re-issuance proceeds are charged or credited to additional paid-in capital.

Stock Loan Receivable

On January 8, 2019, the Company entered into a Stock Pledge Agreement with Latin American Exchange Latinex Casa de Cambio, S.A., a Costa Rica corporation (“Latinex”), to provide that Latinex may maintain its required regulatory capital as required by various regulators. The Company has pledged 200,267 restricted shares of its common stock valued at $7,610,147 (based on the closing price on the grant date) for a term of three years in consideration of an annual payment of $375,000 paid in quarterly installments of $93,750. In lieu of cash payment, Latinex may pay the Company in virtual currency of WISE Network S.A. valued at a 50% discount of its offering price of $10 per token. In the event that Latinex’s required capital has decreased below $5,000,000, Latinex is permitted to sell the pledged shares of common stock only in an amount to ensure that Latinex can satisfy the required capital levels. The Company must consent to such sale of the shares of common stock, which may not be unreasonably withheld. Upon expiration of the agreement, the remaining shares of common stock shall be returned to the Company free and clear of all liens. The Company has recorded the value of these shares of common stock as a stock loan receivable which is presented as a contra-equity account in the accompanying consolidated balance sheets. At December 31, 2019, the Company wrote off the accrued interest income as Latinex did not perform any payment and the Company has no mean to enforce this payment. Latinex agreed in principal to return the pledged 200,267 restricted shares to the Company for cancellation. The 200,267 restricted shares has not yet been returned to the Company.

Revenue Recognition

Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers ("Topic 606"), became effective for the Company on January 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the "modified retrospective" transition method for open contracts for the implementation of Topic 606. As sales are and have been primarily from IT services, sale of phones, phone card products, prepaid cellular phone minutes and cellular activation, and the Company has no significant post-delivery obligations, this new standard did not result in a material recognition of revenue on the Company’s accompanying consolidated financial statements for the cumulative impact of applying this new standard. The Company made no adjustments to its previously-reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

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

GBT TECHNOLOGIES INC. (FORMERLY GOPHER PROTOCOL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

Unearned revenue

Unearned revenue represents the net amount received for the purchase of products that have not seen shipped to the Company’s customers. In 2018, the Company ran pre-sales efforts for its pet tracker product and received prepayments for its product. As of December 31, 2018, unearned revenue related to this pre-sales campaign was $57,848. In addition, during 2018, the Company received $200,000 in connection with an intellectual property license and royalty agreement (see Note 15). At December 31, 2019, the Company determined that the unearned revenue would not likely result in the recognition of revenue; therefore, $249,094 of unearned revenue was reclassified to accrued expenses.

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

	December 31,	December 31,
	2019	2018
Series B preferred stock	30	30
Series C preferred stock	8	8
Series G preferred stock	—	—
Series H preferred stock	1,000,000	—
Warrants	19,654,167	419,167
Convertible notes	1,100,000	43,166
Total	21,754,205	462,371

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of December 31, 2019, through the date which the consolidated financial statements are issued. Based upon the review, other than described in Note 17 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

GBT TECHNOLOGIES INC. (FORMERLY GOPHER PROTOCOL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes which amends ASC 740 Income Taxes (ASC 740). This update is intended to simplify accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and amending existing guidance to improve consistent application of ASC 740. This update is effective for fiscal years beginning after December 15, 2021.  The guidance in this update has various elements, some of which are applied on a prospective basis and others on a retrospective basis with earlier application permitted.  The Company is currently evaluating the effect of this ASU on the Company’s consolidated financial statements and related disclosures.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 3 - Acquisitions

On March 16, 2018, the Company entered into and closed an asset purchase agreement dated March 1, 2018 with ECS, a Missouri limited liability company, pursuant to which the Company purchased certain assets from ECS, including, but not limited to, the processing prepaid platform, servers, POS terminals, customer list, a processing software program and goodwill, in consideration of $1,100,000 of which $100,000 was paid on the Closing Date and the balance is to be paid pursuant to a secured promissory note in the amount of $1,000,000. In addition, the Company issued 500,000 shares of common stock of the Company and warrants to purchase 500,000 shares of common stock that are exercisable for a period of five years at a fixed exercise price of $1.85 per share. The note is secured by the assets acquired by the Company from ECS and the Company is required to make ten equal principal payments of $100,000 commencing on April 15, 2018. The Company may prepay the note at any time without penalty. The note has been repaid in full.

GBT TECHNOLOGIES INC. (FORMERLY GOPHER PROTOCOL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

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

at the date of acquisition.

a. the fair value of the 500,000 shares of common stock was calculated based on the closing market price of the Company’s common stock at the date of acquisition.

b. the fair value of the 500,000 warrants was determined using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 5.0 years
•	Volatility of 210%;
•	Dividend yield of 0%;
•	Risk free interest rate of 2.65%

GBT TECHNOLOGIES INC. (FORMERLY GOPHER PROTOCOL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

c. the fair value of the 250,000 shares of common stock was calculated based on the closing market price of the Company’s common stock at the date of acquisition.

d. the fair value of the 250,000 warrants was determined using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 5.0 years
•	Volatility of 210%;
•	Dividend yield of 0%;
•	Risk free interest rate of 2.65%

Note 4 – Discontinued Operations

On September 30, 2019, the Company entered into an Asset Purchase Agreement with Surge Holdings, Inc., a Nevada corporation (“SURG”) pursuant to which the Company agreed to sell and assign to SURG all the assets and certain specified liabilities of its ECS Prepaid, Electronic Check Services and the Central State Legal Services businesses in consideration of $5,000,000 to be paid through the issuance of 3,333,333 shares of SURG’s common stock and a convertible promissory note in favor of the Company in the principal amount of $4,000,000. The 3,333,333 shares of SURG’s common stock have been pledged to a third party for providing working capital needs of the Company.

The ECS Prepaid, Electronic Check Services and the Central State Legal Services businesses have been presented as discontinued operations on the accompanying financial statements.

The operating results for ECS Prepaid, Electronic Check Services and the Central State Legal Services have been presented in the accompanying consolidated statement of operations for the years ended December 31, 2019 and 2018 as discontinued operations and are summarized below:

	Year Ended December 31,
	2019	2018
Revenue	$23,901,278	$37,061,736
Cost of revenue	23,336,163	36,299,003
Gross Profit	565,115	762,733
Operating expenses	1,046,390	1,159,304
Loss from operations	(481,275)	(396,571)
Other income (expenses)	(3)	5,170
Net loss	$(481,278)	$(391,401)

The assets and liabilities of the discontinued operations at September 30, 2019 and December 31, 2018 are summarized below:

	2019	2018

Current assets	$—	$100,050
Property and equipment	—	47,344
Intangible assets	—	3,149,740
Goodwill	—	925,877
Total assets	$—	$4,223,011

Current liabilities	$—	$906,700
Total liabilities	$—	$906,700

As a result of this transaction, the Company recognized a gain on the disposition of discontinued operations of $1,381,803.

GBT TECHNOLOGIES INC. (FORMERLY GOPHER PROTOCOL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

Note 5 - Property and Equipment, Net

Property and equipment consisted of the following as of December 31, 2019 and 2018:

	2019	2018

Furniture	$33,739	$33,739
Computers and equipment	23,316	23,316
POSA machines	287,895	270,424
	344,950	327,479
Less accumulated depreciation	(227,264)	(136,385)
Property and equipment, net	$117,686	$191,094

Depreciation expense for the years ended December 31, 2019 and 2018 was $107,095 and $106,602, respectively.

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

GBT TECHNOLOGIES INC. (FORMERLY GOPHER PROTOCOL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

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

On September 10, 2019, the Company entered into (i) a Stock Purchase Agreement with Mobiquity pursuant to which the Company agreed to return 15,000,000 shares of Mobiquity common stock to Mobiquity in exchange for 110,000 shares of common stock of the Company, (ii) a Stock Purchase Agreement with Marital Trust GST Subject U/W/O Leopold Salkind (“Salkind Trust”) pursuant to which the Company agreed to sell 7,000,000 shares of Mobiquity common stock to Salkind Trust in consideration of $67,200, (iii) Stock Purchase Agreement with Dr. Gene Salkind (“Salkind”) pursuant to which the Company agreed to sell 28,000,000 shares of Mobiquity common stock to Salkind in consideration of $268,000 and (iv) a Stock Purchase Agreement with Deepanker Katyal (“Katyal”) pursuant to which the Company agreed to sell 10,000,000 shares of Mobiquity common stock to Katyal in consideration of 90,000 shares of common stock of the Company. The closing of the agreements occurred on September 13, 2019. As a result of these transactions, the Company realized a loss on the sale of Mobiquity common stock of $3,673,595. At December 31, 2019, the Company owned no shares of Mobiquity common stock.

Surge Holdings, Inc.

On September 30, 2019, the Company entered into an Asset Purchase Agreement with Surge Holdings, Inc., a Nevada corporation (“SURG”) pursuant to which the Company agreed to sell and assign to SURG, all the assets and certain specified liabilities, of its ECS Prepaid, Electronic Check Services and the Central State Legal Services businesses in consideration of $5,000,000 to be paid through the issuance of 3,333,333 shares of SURG’s common stock (See Note 17 for pledge to third party) and a convertible promissory note in favor of the Company in the principal amount of $4,000,000 (the “SURG Note”), convertible into SURG’s shares of common stock following the six-month anniversary of the issuance date. The conversion price of the SURG Note is the volume weighted-average price of SURG’s common stock over the 20 trading days prior to the conversion; provided, however, the conversion price shall never be lower than $0.10 or higher than $0.70. The Company has agreed to restrict its ability to convert the SURG Note and receive shares of common stock such that the number of shares of common stock held by it in the aggregate and its affiliates after such conversion does not exceed 4.99% of the then issued and outstanding shares of common stock. The SURG Note is payable by SURG to the Company on the 18-month anniversary of the issuance date and does not bear interest.

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

GBT TECHNOLOGIES INC. (FORMERLY GOPHER PROTOCOL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

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

At December 31, 2019, the Company evaluated the carrying amount of this equity investment and determined that this investment was full impaired and as a result an impairment charge of $30,731,534 was taken.

Information regarding GBT-CR as of and for the year ended December 31, 2019 is below:

Current assets	$979,389
Total assets	7,013,772
Current liabilities	359,040
Total liabilities	2,645,706
Total stockholders' equity	4,368,066

Revenue	$4,138,496
Operating expenses	3,103,691
Other expenses	398,501
Net income	636,304

Note 7 – Investment in Joint Venture

On October 10, 2019, the Company entered into a Joint Venture Agreement (the “BitSpeed Agreement”) with BitSpeed LLC, which is owned by Douglas Davis, the Company’s former Chief Executive Officer, to form GBT BitSpeed Corp., a Nevada company (“GBT BitSpeed”). The purpose of GBT BitSpeed is to develop, maintain and support its proprietary Extreme Transfer Software Application Concurrency, a software application to transfer secure, accelerated transmission of large file data over networks, and connection to cloud storage, Network-Attached Storage (NAS) and Storage Area Networks (SANs) (“Concurrency”). BitSpeed shall contribute the services and resources for the development of Concurrency to GBT BitSpeed. The Company shall contribute 10 million shares of common stock (valued at $17,900,000) of the Company to GBT BitSpeed. BitSpeed and the Company will each own 50% of GBT BitSpeed. The Company shall appoint two directors and BitSpeed shall appoint one director of GBT BitSpeed. In addition, GBT BitSpeed and Mr. Davis entered into a Consulting Agreement in which Mr. Davis is engaged to provide services in consideration of $10,000 per month payable quarterly which may be paid in shares of common stock calculated by the amount owed divided by the Company’s 20-day VWAP. Mr. Davis will provide services in connection with the development of the business as well as GBT BitSpeed’s capital raising efforts. The term of the Consulting Agreement is two years. The closing of the BitSpeed Agreement occurred on October 14, 2019.

GBT TECHNOLOGIES INC. (FORMERLY GOPHER PROTOCOL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

At December 31, 2019, the Company evaluated the carrying amount of this joint venture investment and determined that an impairment charge of $17,900,000 was necessary.

Note 8 – Convertible Notes Payable

Convertible notes payable at December 31, 2019 and 2018 consist of the following:

	2019	2018
Convertible notes payable to Power Up	$—	$427,200
Convertible notes payable to Investor	—	3,004,000
Convertible note payable to GBT Technologies	10,000,000	—
Convertible note payable to Glen Eagle	1,000,000	—
Total convertible notes payable	11,000,000	3,431,200
Unamortized debt discount	—	(3,233,124)
Convertible notes payable	11,000,000	198,076
Less current portion	—	(198,076)
Convertible notes, long-term portion	$11,000,000	$—

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

GBT TECHNOLOGIES INC. (FORMERLY GOPHER PROTOCOL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

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

At December 31, 2019 and 2018, the principal amount outstanding under the Power Note No. 2 was $0 and $243,600. During the year ended December 31, 2019, the entire principal balance of $243,600 and accrued interest of $6,090 was converted into 7,491 shares of common stock.

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

At December 31, 2019 and 2018, the principal amount outstanding under the Power Note No. 3 was $0 and $183,600. During the year ended December 31, 2019, the entire principal balance of $183,600 and accrued interest of $4,590 was converted into 15,685 shares of common stock.

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

GBT TECHNOLOGIES INC. (FORMERLY GOPHER PROTOCOL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

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

In connection with the Bellridge Debenture, the Company issued 500,000 warrants to purchase shares of the Company’s common stock with an exercise price of $2.35. The Company first determined the value of the convertible note and the fair value of the detachable warrants issued in connection with this transaction. The estimated value of the warrants of $827,428 and was determined using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 5.0 years
•	Volatility of 210%;
•	Dividend yield of 0%;
•	Risk free interest rate of 2.65%

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

GBT TECHNOLOGIES INC. (FORMERLY GOPHER PROTOCOL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

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

In connection with the Second Bellridge Debenture, the Company issued 500,000 warrants to purchase shares of the Company’s common stock with an exercise price of $2.35. The Company first determined the value of the convertible note and the fair value of the detachable warrants issued in connection with this transaction. The estimated value of the warrants of $2,037,713 and was determined using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 5.0 years
•	Volatility of 210%;
•	Dividend yield of 0%;
•	Risk free interest rate of 2.60%

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

GBT TECHNOLOGIES INC. (FORMERLY GOPHER PROTOCOL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

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

In connection with the Debenture, the Company issued 225,000 warrants to purchase shares of the Company’s common stock with an exercise prices ranging from $50.00 to $100.00. The Company first determined the value of the convertible note and the fair value of the detachable warrants issued in connection with this transaction. The estimated value of the warrants of $7,832,697 and was determined using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 3.0 years
•	Volatility of 190%;
•	Dividend yield of 0%;
•	Risk free interest rate of 2.84%

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

At December 31, 2019 and 2018, the principal amount outstanding under the Debenture was $0 and $3,004,000, respectively.

On May 28, 2019, the Investor delivered to the Company a “Notice of Default and Notice of Sale of Collateral” (the “Notice”). In the Notice, the Investor declared that the Company was in default of the terms of the SPA. Specifically, the Investor claimed multiple “Trigger Events” had occurred under the Debenture which constituted an Event of Default. On May 30, 2019, in a letter to the Investor the Company disputed each of the purported “Trigger Events” and demanded the Investor retract the Notice. It is the Company’s position that the Notice is a further attempt by the Investor to mask its issues surrounding its recent conversion notice and resulting affiliate status as previously reported by the Company. The Investor responded that the Notice will not be withdrawn. In the Notice, the Investor declared all obligations under the SPA immediately due and payable. (See Note 9 and 15 for further discussions of this matter)

GBT TECHNOLOGIES INC. (FORMERLY GOPHER PROTOCOL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

On December 23, 2019, in the pending arbitration between the Company and the Investor, an Interim Award was entered in favor of the Investor. On January 31, 2020, the Company was informed that a final award was entered (the “Final Award”). The Final Award affirms that certain sections of the Senior Secured Redeemable Convertible Debenture (the “Debenture”) constitute unenforceable liquidated damages penalties and were stricken. Further, it was determined that the Investor was entitled to recovery of their attorney’s fees. Consequently, the arbitrator awarded Investor an award of $4,034,444 plus interest of 7.25% accrued from May 15, 2019 and costs in the amount of $55,613. (See Note 9 and 15)

$10,000,000 for GBT Technologies S. A. acquisition

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

Glen Eagles Glen Eagles Acquisition LP

On July 8, 2019, the Company entered a Consulting Agreement with Glen Eagles Acquisition LP (“Glen”) as consultant to provide services in connection with the Company’s acquisition of 25% of GBT Technologies, S.A., a Costa Rican corporation (“GBT-CR”). Consultant will provide analysis, interaction with related professional and other services as requested by the Company to integrate and expand capabilities between GBT-CR and the Company. The Company shall pay Glen $1,000,000 through the issuance of a 6% Convertible Note. At the election of Glen, the Convertible Note can be converted into a maximum of 2,000 shares of Series H Preferred Stock. Each share of Series H Preferred Stock is convertible, at the option of the holder but subject to the Company increasing its authorized shares of common stock, into such number of shares of common stock of the Company as determined by dividing the Stated Value ($500 per share) by the conversion price ($10.00 per share).  The Series H Preferred Stock has no liquidation preference, does not pay dividends and the holder of Series H Preferred Stock shall be entitled to one vote for each share of common stock that the Series H Preferred Stock may be convertible into. In addition, the Company enter into an Amendment of a Common Stock Purchase Warrant held by Glen to acquire nine million shares of common stock that had been assigned to Glen by Guardian Patch LLC. Pursuant to the amendment, the Company agreed to provide that the Common Stock Purchase Warrant may be exercised on a cashless basis and provided a beneficial ownership limitation of 4.99%.

Discounts on convertible notes

The Company recognized interest expense of $6,569,124 and $3,740,794 during the year ended December 31, 2019 and 2018, respectively, related to the amortization of the debt discount on convertible notes. The unamortized debt discount at December 31, 2019 was $0.

A roll-forward of the convertible note from December 31, 2017 to December 31, 2019 is below:

Convertible notes, December 31, 2017	$25,623
Issued for cash	6,356,000
Original issue discount	575,200
Repayment in cash	(1,305,000)
Conversion to common stock	(2,275,000)
Debt discount related to new convertible notes	(6,919,541)
Amortization of debt discounts	3,740,794
Convertible notes, December 31, 2018	198,076
Issued for cash	3,000,000
Issued for acquisition	10,000,000
Issued for services	1,000,000
Original issue discount	336,000
Conversion to common stock	(1,357,200)
Debt discount related to new convertible notes	(3,336,000)
Reduction in convertible note due to legal settlement	(5,410,000)
Amortization of debt discounts	6,569,124
Convertible notes, December 31, 2019	$11,000,000

GBT TECHNOLOGIES INC. (FORMERLY GOPHER PROTOCOL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

Note 9 – Accrued Settlement

In connection with a legal matter filed by the Investor of the $8,340,000 Senior Secured Redeemable Convertible Debenture, on December 23, 2019, in the pending arbitration between the Company and the Investor, an Interim Award was entered in favor of the Investor. On January 31, 2020, the Company was informed that a final award was entered (the “Final Award”). The Final Award affirms that certain sections of the Senior Secured Redeemable Convertible Debenture (the “Debenture”) constitute unenforceable liquidated damages penalties and were stricken. Further, it was determined that the Investor was entitled to recovery of their attorney’s fees. Consequently, the arbitrator awarded Investor an award of $4,034,444 plus interest of 7.25% accrued from May 15, 2019 and costs in the amount of $55,613. (See Note 8 and 15). In connection with this settlement, the Company recognized a gain on the settlement of debt of $1,375,556 as the difference between the carrying amount of the debt and the amount awarded by the arbitrator.

Note 10 - Derivative Liability

Certain of the convertible notes payable discussed in Note 8 have a conversion price that can be adjusted based on the Company’s stock price which results in the conversion feature being recorded as a derivative liability.

The fair value of the derivative liability is recorded and shown separately under current liabilities. Changes in the fair value of the derivative liability is recorded in the statement of operations under other income (expense).

The Company uses a weighted average Black-Scholes option pricing model with the following assumptions to measure the fair value of derivative liability at December 31, 2019 and 2018:

	2019	2018

Stock price	$3.080	$0.32
Risk free rate	1.75%	2.63%
Volatility	650%	150%
Conversion/ Exercise price	$0.800	$0.21 to 0.25
Dividend rate	0%	0%

The following table represents the Company’s derivative liability activity for the years ended December 31, 2018 and 2019:

Derivative liability balance, December 31, 2017	$95,164
Issuance of derivative liability during the period	6,000,244
Fair value of beneficial conversion feature of debt repaid	(2,996,442)
Change in derivative liability during the period	734,540
Derivative liability balance, December 31, 2018	3,833,506
Issuance of derivative liability during the period	5,721,939
Fair value of beneficial conversion feature of debt converted	(2,264,578)
Change in derivative liability during the period	(7,290,867)
Derivative liability balance, December 31, 2019	$—

Note 11- Note Payable

Notes payable at December 31, 2019 and 2018 consist of the following:

	2019	2018
RWJ acquisition note	$2,600,000	$2,600,000
ECS acquisition note	—	100,000
Promissory note to investor	2,325,000	—
Promissory note to investor	1,046,261	—
Total notes payable	5,971,261	2,700,000
Unamortized debt discount	(47,671)	(744)
Notes payable	$5,923,590	$2,699,256

GBT TECHNOLOGIES INC. (FORMERLY GOPHER PROTOCOL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

RWJ Acquisition Note

In connection with the acquisition of RWJ in September 2017, the Company issued a note payable. The note accrues interest at 3.5% per annum, is due on December 31, 2019 and is secured by the assets purchased in the acquisition. This note has not been repaid (See Note 15).

ECS Acquisition Note

In connection with the acquisition of ECS, the Company issued a note payable. The note is to be repaid in monthly installment payments of $100,000 with the final payment due on January 15, 2019. The Company imputed interest of 9% on this note payable. The balance of this note payable was paid in full in January 2019.

Promissory Notes

On February 27, 2019, the Company entered into a note purchase agreement with a third party investor, pursuant to which the Company issued a promissory note for the original principal amount of $2,325,000. The promissory note had an original issue discount of $300,000 and the inventor paid consideration of $2,025,000 to the Company, of which $25,000 was paid for legal expenses. The outstanding balance of the promissory note is to be paid on the one-year anniversary of the issuance of the note. Interest on the note accrues at the rate of 10% per annum compounding daily. Subject to the terms and conditions set forth in the note, the Company may prepay all or any portion of the outstanding balance of the note at any time in an amount in cash equal to 120% of the amount repaid. In connection with transactions that generate less than $1,000,000 in proceeds, the Company has agreed to not issue any debt instrument or incurrence of any debt other than trade payables in the ordinary course of business, any securities or agreements to sell common stock with anti-dilution or price reset/reduction features or any securities that are or may be become convertible or exercisable into common stock with a price that varies with the market price of the common stock (collectively, “Restricted Issuance Transaction”). The outstanding balance of the Note will be increased by 5% in the event the Company enters into a Restricted Issuance Transaction that is approved by Iliad. The original issue discount in being amortized to interest expense over the term of the promissory note.

The Company issued promissory notes for $1,046,261 to a third party for funds received as working capital during the year ended December 31, 2019. The notes accrue interest at 10% per annum, are due on February 9, 2020 and are secured by a pledge agreement lien on the SURG shares.

For extending maturities and adding conversion feature to these notes, see Note 17.

Discounts on Promissory Note

The Company recognized interest expense of $252,329 and $0 during the years ended December 31, 2019 and 2018, respectively, related to the amortization of the debt discount on promissory notes. The unamortized debt discount at December 31, 2019 was $47,671.

A roll-forward of the promissory notes from December 31, 2017 to December 31, 2019:

Notes payable, December 31, 2017	$2,600,000
Issued for acquisition	960,000
Repayment of note payable	(860,744)
Notes payable, December 31, 2018	2,699,256
Issued for cash	3,071,261
Original issue discount	300,000
Repayment of note payable	(99,256)
Debt discount related to new convertible notes	(300,000)
Amortization of debt discounts	252,329
Notes payable, December 31, 2019	$5,923,590

GBT TECHNOLOGIES INC. (FORMERLY GOPHER PROTOCOL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

Note 12- Stockholders’ Equity

Common Stock

During the year ended December 31, 2019, the Company had the following transactions in its common stock:

•	issued an aggregate of 9,500 shares to employees and board members as part of their compensation agreements with the Company. The value of the common stock of $235,900 was determined based on the closing stock price of the Company’s common stock on the grant date;

•	issued 74,762 shares to an investor for the conversion of $1,357,200 in convertible notes and $62,934 in accrued interest;

•	issued 59,820 shares to an investor for disputed penalties on a convertible debenture. The value of the common stock of $975,065 was determined based on the closing stock price of the Company’s common stock on the grant date;

•	issued 200,267 shares to Latinex in order to provide that Latinex may maintain its required regulatory capital as required by various regulators. The Company has recorded the value of these shares of common stock as a stock loan receivable which is presented as a contra-equity account in the accompanying consolidated balance sheets. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the grant date;

•	issued 10,000,000 shares in connection with a joint venture with BitSpeed. The value of the common stock of $17,900,000 was based on the closing price of the Company’s common stock on the closing date;

•	issued 4,566,214 shares in connection with the cashless exercise of 6,120,000 warrants; and

•	canceled 200,000 shares that were returned in connection with the Company’s sale of its investment with Mobiquity. (See Note 5). The shares were valued based on the Company’s stock price on the date of the agreement.

GBT TECHNOLOGIES INC. (FORMERLY GOPHER PROTOCOL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

During the year ended December 31, 2018, the Company had the following transactions in its common stock:

•	issued 660,000 shares in connection with the conversion of 66,000 shares of Series D Preferred Stock;

•	issued 20,000 shares in connection with the conversion of 2,000,000 shares of Series G Preferred Stock;

•	issued 2,500 shares to a consultant for professional services rendered valued at $123,725. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the dates that the shares earned based on the agreement;

•	issued 18,000 shares to employees and board members as part of their agreements with the Company. The value of the common stock of $4,404,500 was determined based on the closing stock price of the Company’s common stock on the date of the respective agreements;

•	issued 30,000 to a consultant for services related to assisting the Company with the acquisition of the RWJ assets. The 30,000 shares were earned when the operations of the RWJ assets produced revenue in excess of $10,000,000. The value of the common stock of $4,590,000 was determined based on the closing stock price of the Company’s common stock on the date of the shares were earned.

•	issued aggregate of 12,500 shares to a consultant for services rendered valued at $2,715,000. The services, which include business development, analysis, and interaction with professionals, were principally related to assisting the Company with the acquisition of the ECS and Electronic Check assets (see Note 3). The value of the common stock was determined based on the closing stock price of the Company’s common stock on the closing date of acquisition of ECS and Electronic Check;

•	issued 5,000 shares for the acquisition of the ECS assets valued at $1,010,000. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the acquisition date;

•	issued 2,500 shares for the acquisition of the Electronic Check valued at $695,000. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the acquisition date;

•	issued 100,000 shares in connection with its equity interest in Mobiquity valued at $9,980,000 (See Note 6). The value of the common stock was determined based on the closing stock price of the Company’s common stock on the closing date of the Mobiquity transaction;

•	issued an additional 100,000 shares to Mobiquity valued at $3,90,000 for payment of the exercise price for 20,000,000 warrants previously granted to the Company. (See Note 6). The value of the common stock was determined based on the closing stock price of the Company’s common stock on the date of issuance;

•	issued 10,000 shares to a consultant for services rendered valued at $998,000. The services, which include business development, analysis, and interaction with professionals, were principally related to assisting the Company with the acquisition of its equity interest in Mobiquity. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the closing date of Mobiquity transaction;

GBT TECHNOLOGIES INC. (FORMERLY GOPHER PROTOCOL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

•	issued 125,000 shares to Guardian LLC in connection the termination of its 50% interest in the profits of certain of the Company’s products (See Note 11). The shares were valued at $11,750,000 which was determined based on the closing stock price of the Company’s common stock at the date of the agreement;

•	issued 3,245 shares to Bellridge for the conversion of $275,000 in convertible notes and $17,075 in accrued interest;

•	issued 94,992 shares to an investor for the conversion of $2,000,000 in convertible notes and $6,521 in accrued interest;

•	issued 3,186 shares to Bellridge pursuant to the limited price protection. The shares were valued at $213,451 which was charged to financing cost was determined based on the closing stock price of the Company’s common stock on the date of issuance;

•	issued 20,000 shares to a consultant for services rendered in connection with the issuance of the Company’s common stock as payment of the exercise price for the Mobiquity warrants valued at $780,000. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the date of issuance;

•	issued 20,000 shares to a consultant for services rendered in connection with the issuance of the Company’s common stock as payment of the exercise price for the Mobiquity warrants valued at $780,000.

•	issued 20,000 shares to Eagle Equities LLC as a result of the Company issuing shares of common stock for less than $30.00 pursuant to an agreement with Eagle Equities. (see below). The shares were valued at $670,000 which was charged to financing cost was determined based on the closing stock price of the Company’s common stock on the date the Company issued shares for less than $30.00;

•	issued 937 shares to a consultant for services rendered valued at $30,000. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the date of issuance;

•	issued 12,727 shares of common stock to an investor for cash proceeds of $1,500,000 (See discussion below); and

•	canceled 500 shares pursuant to the settlement of a legal matter.

Eagle Equities, LLC

On December 29, 2017, the Company entered into a Securities Purchase Agreement with Eagle Equities, LLC (“Eagle”) pursuant to which Eagle agreed to purchase up to 20,000 shares of the Company’s common stock for a purchase price of $1,500,000 or $75.00 per share. The closing occurred on December 29, 2017 with respect to the funding of $1,000,000 resulting in the issuance of 13,333 shares of common stock (the “First Closing Shares”). Eagle agreed to potentially purchase an additional 6,667 shares of common stock (the “Second Closing Shares”) on or before March 31, 2018 for a purchase price of $500,000 subject to various closing conditions. On March 21, 2018, Eagle purchased an additional 6,667 shares of common stock for a purchase price of $500,000.

 The Company placed an aggregate of 20,000 shares of common stock (the “Escrow Shares”) in escrow to be utilized for the purpose of limited price protection. If, beginning on the seventh month anniversary of the issuance of the First Closing Shares and Second Closing Shares, Eagle has sold any of the First Closing Shares or the Second Closing Shares at a sales price of less than $72.00 per share, then that number of Escrow Shares shall be released from escrow to Eagle as a limited make whole which shall be determined by using the following formula:

($72.00 – Closing Price) / Closing Price) * number of shares sold at a price less than $72.00.

Closing Price is price on the first day of each monthly anniversary beginning on the first day of the 7th month (and continuing monthly until the earlier of January 31, 2019 or until all shares are sold).

The Company shall deposit an additional 20,000 shares of common stock into escrow which shares shall only be released to Eagle, if, prior to January 31, 2019 (while Eagle continues to hold shares), the Company issues shares at an issue price of less than $30.00 per share.

GBT TECHNOLOGIES INC. (FORMERLY GOPHER PROTOCOL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

The Company also issued Eagle a Common Stock Purchase Warrant to acquire 6,667 shares of common stock exercisable for three years at an exercise price of $200.00 per share (the “Eagle Warrant”). Unless otherwise agreed in writing by both the Company and Eagle, at no time will Eagle exercise any amount of the Eagle Warrant to purchase common stock that would result in Eagle owning more than 9.9% of the common stock outstanding of the Company. The Eagle Warrant contains standard anti-dilution protections.

On May 4, 2018, the Company entered into a Securities Purchase Agreement with Eagle pursuant to which Eagle agreed to purchase up to 12,121 shares of the Company’s common stock for an aggregate purchase price of $2,000,000 or $165.00 per share. The closing occurred on May 4, 2018 with respect to the funding of $500,000 resulting in the issuance of 3,030 shares of common stock and on May 25, 2018 with respect to the funding of $500,000 resulting in the issuance of an additional 3,030 shares of common stock. Additional closings of $500,000 for 303,030 shares are scheduled to close on June 15, 2018 and July 5, 2018 each. The additional closings on June 15, 2018 and July 5, 2018 have not occurred.

The Company agreed to place 3,030 shares of common stock each tranche (the “Escrow Shares”) in escrow to be utilized for the purpose of limited price protection. If, beginning on the seventh month anniversary of the closing of each tranche, Eagle has sold any of its shares of common stock at a sales price of less than $165.00 per share, then that number of Escrow Shares shall be released from escrow to Eagle as a limited make whole which shall be determined by using the following formula:

($165.00 – Closing Price) / Closing Price) * number of shares sold at a price less than $165.00.

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

As of December 31, 2019 and 2018, there were 45,000 Series B Preferred Shares outstanding.

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

GBT TECHNOLOGIES INC. (FORMERLY GOPHER PROTOCOL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

During the year ended December 31, 2014, GV Global Communications, Inc. converted 7,770 of its Series C Preferred Stock into 120 post-split. During the third quarter of 2014, the Company received 42 post-split common shares to adjust the shares issued to reflect the amount that both they and the Company believed that they were owed. At December 31, 2019 and 2018, GV owns 700 Series C Preferred Shares.

The issuance of the Series C Preferred Stock was made in reliance upon exemptions from registration pursuant to Section 4(a)(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder.  GV is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

As of December 31, 2019 and 2018, there were 700 Series C Preferred Shares outstanding.

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

On January 23, 2018, Reko Holdings, LLC converted 66,000 shares of its Series D Preferred Stock into 660,000 restricted common shares.

As of December 31, 2019 and 2018, there are 0 and 0 shares of Series D Preferred Shares outstanding, respectively.

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

On August 30, 2018, Guardian LLC converted the 2,000,000 shares of Series G Preferred Stock into 20,000 shares of common stock.

As of December 31, 2019 and 2018, there are 0 and 0 shares of Series G Preferred Shares outstanding, respectively.

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

GBT TECHNOLOGIES INC. (FORMERLY GOPHER PROTOCOL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

As of December 31, 2019, there are 20,000 shares of Series H Preferred Shares outstanding.

Warrants

 The following is a summary of warrant activity.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2017	227,605	$55.00	4.67	$13,640,000
Granted	192,500	69.00
Forfeited	(938)	225.00
Exercised	—
Outstanding, December 31, 2018	419,167	$61.00	3.48	$—
Granted	25,355,000	0.97
Forfeited	—
Exercised	(6,120,000)	0.50
Outstanding, December 31, 2019	19,654,167	$1.57	2.76	$1,111,600
Exercisable, December 31, 2019	19,650,167	$1.57	2.76	$1,111,600

The exercise price for warrant outstanding and exercisable at December 31, 2019:

Outstanding		Exercisable

Number of	Exercise	Number of	Exercise
Warrants	Price	Warrants	Price
15,880,000	$0.50	15,880,000	$0.50
3,000,000	1.85	3,000,000	1.85
500,000	2.70	500,000	2.70
20,000	31.90	20,000	31.90
100,000	50.00	100,000	50.00
75,000	75.00	75,000	75.00
50,000	100.00	50,000	100.00
6,667	200.00	6,667	200.00
10,000	235.00	10,000	235.00
7,500	250.00	7,500	250.00
5,000	280.00	1,000	280.00
19,654,167		19,650,167

GBT TECHNOLOGIES INC. (FORMERLY GOPHER PROTOCOL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

The fair value of the warrants listed above was determined using the Black-Scholes option pricing model with the following assumptions:

	December 31,	December 31,
	2019	2018
Risk-free interest rate	1.55%	2.65%
Expected life of the options	3.1 to 3.6 years	5 years
Expected volatility	185%	210%
Expected dividend yield	0%	0%

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

During the years ended December 31, 2018, the Company issued:

•	10,000 warrants in connection with two convertible notes payable;

•	5,000 warrants as consideration for the acquisition of the ECS assets (see Note 3) valued at $992,958;

•	2,500 warrants as consideration for the acquisition of the Electronic Check assets (see Note 3) valued at $682,919;

•	22,500 warrants to shares to employees and board members as part of their agreements with the Company valued at $5,443,039;

•	17,500 warrants to a consultant for services rendered. The services, which include business development, analysis, and interaction with professionals, were principally related to assisting the Company with the acquisition of the ECS and Electronic Check assets (see Note 3) valued at $3,661,791;

•	135,000 warrants in connection with a convertible note issued to investor; and

•	canceled 938 warrants pursuant to the settlement of a legal matter.

Note 13 - Income Taxes

At December 31, 2019 and 2018, the significant components of the deferred tax assets are summarized below:

	2019	2018

Deferred income tax asset
Net operation loss carryforwards	$7,424,074	$5,753,319
Book to tax differences in intangible assets	—	64,600
Total deferred income tax asset	7,424,074	5,817,920
Less: valuation allowance	(7,424,074)	(5,817,920)
Total deferred income tax asset	$—	$—

GBT TECHNOLOGIES INC. (FORMERLY GOPHER PROTOCOL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

The valuation allowance increased by $1,606,154 in 2019 as a result of the Company generating additional net operating losses. The valuation allowance increased by $3,414,266 in 2018 of which $4,030,588 was a result of the Company generating additional net operating losses offset by $616,322 as a result of the change in the corporate tax rate from 34% to 21%. The Company’s net operating loss carryforward of approximately $25,600,000 begin to expire in 2024.

Income tax expense reflected in the consolidated statements of income consist of the following for 2019 and 2018:

	2019	2018
Current
Federal	$—	$—
State	—	—
	—	—
Deferred
Federal	—	—
State	—	—
	—	—

Income tax expense	$—	$—

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2019 and 2018 is as follows:

	2019		2018
	Amount	Percent	Amount	Percent

Federal statutory rates	$(39,166,075)	75.7%	$(10,871,631)	21.0%
State income taxes	(14,920,410)	28.8%	(4,141,574)	8.0%
Permanent differences	52,480,331	-101.4%	10,982,617	-21.2%
Valuation allowance against net deferred tax assets	1,606,154	-3.1%	4,030,587	-7.8%
Effective rate	$—	0.0%	$—	0.0%

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

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its consolidated statements of operations. There were no interest or penalties accrued as of December 31, 2019 and 2018.

Note 14 - Related Parties

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the party in making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences. For the years ended December 31, 2019 and 2018, $180,000 and $180,000, respectively of the Company’s revenue is from IT services delivered to Guardian Patch LLC (“Guardian LLC”), which was previously a related party to the Company. The revenue generated from Guardian LLC was paid to the Company via a reduction in the amount that the Company owes Guardian LLC or its affiliates that is classified as Due to Guardian LLC in the accompanying consolidated balance sheet. As of December 31, 2019 there are no balances between the Company and Guardian LLC.

GBT TECHNOLOGIES INC. (FORMERLY GOPHER PROTOCOL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

For the years ended December 31, 2019 and 2018, the Company paid a law firm owned by the Company’s chairman $90,000 and $0, respectively, for legal services. On June 5, 2019, said chairman Mr. Robert Yaspan resigned as Director of the Company to pursue other interests.

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

On September 1, 2017, the Company entered into and closed an Asset Purchase Agreement with a third party, RWJ Advanced Marketing, LLC (“RWJ”), a Georgia corporation, pursuant to which the Company purchased certain assets from RWJ, including inventory, terminals, licenses and permits and intangible assets. At closing, the Company and Mr. Greg Bauer entered into an Employment Agreement pursuant to which Mr. Bauer was retained as Chief Executive Officer for a term of one year, subject to an automatic extension, unless terminated, in consideration of a base salary of $250,000 and a bonus of 10% of net profit generated by the assets acquired. Mr. Bauer was also appointed to the Board of Directors of the Company. As of the closing date, Mr. Murray resigned as Chief Executive Officer of the Company but will remain as a director of the Company. Mr. Bauer, since 2004 through present, has served as executive director with W.L. Petrey Wholesale, Inc. where he was in charge of the UGO/Preway operations. Mr. Bauer holds a Bachelor of Science degree from University of Maryland College Park. Mr. Bauer is veteran of the United States Navy and was honorably discharged in 1983. He held the title of United States Navy Surface Warfare Qualified. In May 2018, Mr. Bauer’s resigned as Chief Executive Officer and director of the Company and entered into a consulting agreement with the Company. The Company is in litigation in connection with RWJ transaction – See Note 15 - Contingencies.

On January 1, 2019, the Company and Douglas Davis entered into an Amended and Restated Employment Agreement pursuant to which Mr. Davis was retained as Chief Executive Officer. Mr. Davis has served as Interim Chief Executive Officer since July 2018. The term of Mr. Davis’ employment is for two years through January 1, 2021. Mr. Davis will be entitled to an annual base salary of $250,000, which shall be increased to $400,000 upon the Company uplisting to a national exchange. Mr. Davis is also be entitled to the issuance of Stock Options to acquire an aggregate of 50,000 shares of common stock of the Company, exercisable for five years, subject to vesting. The options will be earned and vested (i) with respect to 20,000 shares of common stock on the date hereof, (ii) 5,000 shares of common stock upon the successful dual list of the Company on an international exchange such as SIX Zurich Stock Exchange or Euronext, (iii) 15,000 shares of common stock upon the successful up listing to a national exchange such as the Nasdaq, NYSE Euronext, TSX, AMEX or other, and (iv) with respect to 5,000 shares of common stock at each of the six (6) month anniversaries (July 1, 2019 and January 1, 2020). The exercise price of such options shall be the closing price of the Company on the date prior to such event. (See Note 17)

GBT TECHNOLOGIES INC. (FORMERLY GOPHER PROTOCOL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

On October 10, 2019, the Company entered into a Joint Venture Agreement (the “BitSpeed Agreement”) with BitSpeed LLC, which is owned by Douglas Davis, the Company’s Chief Executive Officer, to form GBT BitSpeed Corp., a Nevada company (“GBT BitSpeed”). The purpose of GBT BitSpeed is to develop, maintain and support its proprietary Extreme Transfer Software Application Concurrency, a software application to transfer secure, accelerated transmission of large file data over networks, and connection to cloud storage, Network-Attached Storage (NAS) and Storage Area Networks (SANs) (“Concurrency”). BitSpeed shall contribute the services and resources for the development of Concurrency to GBT BitSpeed. The Company shall contribute 10 million shares of common stock (valued at $17,900,000) of the Company to GBT BitSpeed. BitSpeed and the Company will each own 50% of GBT BitSpeed. The Company shall appoint two directors and BitSpeed shall appoint one director of GBT BitSpeed. In addition, GBT BitSpeed and Mr. Davis entered into a Consulting Agreement in which Mr. Davis is engaged to provide services in consideration of $10,000 per month payable quarterly which may be paid in shares of common stock calculated by the amount owed divided by the Company’s 20-day VWAP. Mr. Davis will provide services in connection with the development of the business as well as GBT BitSpeed’s capital raising efforts. The term of the Consulting Agreement is two years. The closing of the BitSpeed Agreement occurred on October 14, 2019.

Note 15 - Contingencies

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

On or around January 30, 2019, RWJ Advanced Marketing, LLC, Greg Bauer, and Warren Jackson sued the Company and multiple third and related parties in Superior Court of the State of California - County of Los Angeles, General District in connection with the acquisition of UGopherServices in September 2017. The case number is 19STCV03320. The lawsuit alleges breach of contract, among other causes of action. The Company answered the complaint and filed a cross-complaint against the plaintiffs in the case and third parties on or around February 15, 2019.

GBT TECHNOLOGIES INC. (FORMERLY GOPHER PROTOCOL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

On December 3, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with Discover Growth Fund, LLC pursuant to which the Company issued a Senior Secured Redeemable Convertible Debenture (the “Debenture”) in the aggregate face value of $8,340,000. In connection with the issuance of the Debenture and pursuant to the terms of the SPA, the Company issued a Common Stock Purchase Warrant to acquire up to 225,000 shares of common stock for a term of three years (the “Warrant”) on a cash-only basis at an exercise price of $100.00 per share with respect to 50,000 Warrant Shares, $75.00 with respect to 75,000 Warrant Shares and $50.00 with respect to 100,000 Warrant Shares. The holder may not exercise any portion of the Warrants to the extent that the holder would own more than 4.99% of the Company’s outstanding common stock immediately after exercise. The outstanding principal amount may be converted at any time into shares of the Company’s common stock at a conversion price equal to 95% of the Market Price less $5.00 (The conversion price is lowered by 10% upon the occurrence of each Triggering Event – the current conversion price is 75% of the Market Price less $5.00). The Market Price is the average of the 5 lowest individual daily volume weighted average prices during the period the Debenture is outstanding. On May 28, 2019, the Investor delivered to the Company a “Notice of Default and Notice of Sale of Collateral” (the “Notice”). On December 23, 2019, in the pending arbitration between the Company and the Investor, an Interim Award was entered in favor of the Investor. On January 31, 2020, the Company was informed that a final award was entered (the “Final Award”). The Final Award affirms that certain sections of the Senior Secured Redeemable Convertible Debenture (the “Debenture”) constitute unenforceable liquidated damages penalties and were stricken. Further, it was determined that the Investor was entitled to recovery of their attorney’s fees. Consequently, the arbitrator awarded Investor an award of $4,034,444 plus interest of 7.25% accrued from May 15, 2019 and costs in the amount of $55,613. (See Notes 6, 9 and 17)

Spare CS, Inc.

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

Under the terms of the GBT License Agreement, the Company is entitled to receive a royalty payment of 2% of gross revenue of each licensed product sold by GBT-CR during the period starting in which revenue is first generated using the licensed products and continuing for five years thereafter. Upon signing the GBT-CR License Agreement, GBT-CR paid the Company $300,000 which is nonrefundable. The Company has recognized the $300,000 as revenue during the years ended December 31, 2018. Upon GBT-CR making available for sale (the “Commercial Event”) an ICO (Initial Coin Offering) (the “Coin”), GBT-CR will make a payment to the Company in the amount of $5,000,000. Further, upon the Commercial Event, GBT-CR will grant the Company the ability to acquire 30% of the Coin at a 30% discount of such offering price of the Coin. The GBT License Agreement commenced as of the signing date and, unless terminated in accordance with the termination provisions of the GBT License Agreement, shall remain in force until the expiration of the patent pertaining to the Digital Currency Technology; provided that the right to use trade secrets shall survive the expiration of the GBT License Agreement provided the Company has not terminated. Prior to the signing of the GBT License Agreement, GBT-CR advanced $200,000 to the Company, which the parties have agreed will be applied toward the $5,000,000 fee when it becomes due. The $200,000 is recorded as unearned revenue at December 31, 2018 and reclassified to accrued expense at December 31, 2019.

GBT TECHNOLOGIES INC. (FORMERLY GOPHER PROTOCOL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

 Note 16 – Concentrations

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments. There have been no losses in these accounts through December 31, 2019.

Note 17 - Subsequent Events

Management has evaluated events that occurred subsequent to the end of the reporting period shown herein:

On February 18, 2020, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd., an accredited investor (“Power Up”) pursuant to which the Company issued to Power Up a Convertible Promissory Note (the “Power Note”) in the aggregate principal amount of $183,600 for a purchase price of $153,000. The Power Note has a maturity date of May 15, 2021 and the Company has agreed to pay interest on the unpaid principal balance of the Power Note at the rate of six percent (6%) per annum from the date on which the Power Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Power Note, provided it makes a payment including a prepayment to Power Up as set forth in the Power Note. The transactions described above closed on February 19, 2020. The outstanding principal amount of the Power Note may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Power Up may convert the Power Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 15-day look back immediately preceding the date of conversion. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Power Note), the Power Note shall become immediately due and payable and the Company shall pay to Power Up, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Power Note

On February 27, 2020, the Company and Iliad entered to an Amendment to the Iliad Note pursuant to which the maturity date of the Iliad Note was extended to August 27, 2020, provided that the Debt may be converted into shares of common stock of the Company at a conversion price equal to 80% multiplied by the lowest trading daily VWAP for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date, provided for the payment by the Company to Iliad of an extension fee equal to 7.5% of the outstanding balance of the Iliad Note resulting in a new balance of the Iliad Note of $2,765,983 and provided that the Company’s failure to deliver shares of common stock within three trading days of a conversion would result in an event of default. Iliad has agreed to restrict its ability to convert the Iliad Note and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock.

The Company entered into a series of loan agreements with Stanley Hills LLC (“Stanley”) pursuant to which it received more than $1,000,000 in loans (the “Debt”) since May 2019 up to December 2019. On February 26, 2020, in order to induce Stanley to continue to provide funding, the Company and Stanley entered into a letter agreement providing that the Debt may be converted into shares of common stock of the Company at a conversion price equal to 85% multiplied by the lowest one trading price for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date. Stanley has agreed to restrict its ability to convert the Debt and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The Stanley Debt is secured via a pledge agreement on the SURG shares. The Company agreed that Stanley will hold title to the SURG shares which was completed on or about April 16, 2020 where the 3,333,333 SURG shares been vested under Stanley name.

On February 27, 2020 GBT Technologies, S.A., as successor in interest to Hermes Roll, LLC had notified the Company that it was in default on its Amended and Restated Territorial License Agreement (“ARTLA”) dated June 15, 2015 and that the ARTLA had been cancelled and rescinded

GBT TECHNOLOGIES INC. (FORMERLY GOPHER PROTOCOL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

On March 6, 2020, the Company through its newly acquired wholly owned subsidiary, Greenwich International Holdings, a Costa Rica corporation (“Greenwich”), entered into a Joint Venture and Territorial License Agreement (the “Tokenize Agreement”) with Tokenize-It, S.A. (“Tokenize”), which is owned by a Costa Rica Trust represented by Pablo Gonzalez (“Gonzalez”). Gonzalez also represents Gonzalez Costa Rica Trust, which holds a note in the principal amount of $10,000,000 and is also a shareholder of the Company. Under the Tokenize Agreement, the parties formed GBT Tokenize Corp., a Nevada corporation (“GBT Tokenize”). The purpose of GBT Tokenize is to develop, maintain and support source codes for its proprietary technologies including advanced mobile chip technologies, tracking, radio technologies, AI core engine, electronic design automation, mesh, games, data storage, networking, IT services, business process outsourcing development services, customer service, technical support and quality assurance for business, customizable and dedicated inbound and outbound calls solutions, as well as digital communications processing for enterprises and startups (“Technology Portfolio”), throughout the State of California. Upon generating any revenue from the Technology Portfolio, the Joint Venture will earn the first right of refusal for other territories.

Tokenize shall contribute the services and resources for the development of the Technology Portfolio to GBT Tokenize. The Company shall contribute 100,000,000 shares of common stock of the Company (“GBT Shares”) to GBT Tokenize. Tokenize and the Company will each own 50% of GBT Tokenize. The Company pledged its 50% ownership in GBT Tokenize and its 100% ownership of Greenwich to Tokenize to secure its Technology Portfolio investment. The Company shall appoint two directors and Tokenize shall appoint one director of GBT Tokenize.

In addition, GBT Tokenize and Gonzalez entered into a Consulting Agreement in which Gonzalez is engaged to provide services in consideration of $33,333.33 per month payable quarterly which may be paid in shares of common stock calculated by the amount owed divided by the Company’s 10-day VWAP. Gonzalez will provide services in connection with the development of the business as well as GBT Tokenize’s capital raising efforts. The term of the Consulting Agreement is two years. The closing of the Tokenize Agreement occurred on March 9, 2020.

On February 18, 2020, the Company filed a motion with the United States District Court District of Nevada (the “Nevada Court”) to confirm the Final Award and a motion to consolidate Discover’s application to confirm the Final Award filed in the U.S. District Court of the Virgin Islands (Case No: 3 :20-cv-00012-CVG-RM) (the “Virgin Island Court”). On February 27, 2020, the Nevada Court denied the Company’s motion to confirm the Final Award and motion to consolidate and further decided that the confirmation of the Final Award should be litigated in the Virgin Island Court. As such, on February 27, 2020, the Company filed a Notice of Entry of Order as well as a Motion to Confirm the Arbitration Award; Address the Outstanding issue regarding whether Discover’s rights are subordinated to other creditors and, thereafter, oversee a commercially reasonable foreclosure sale (Case No: 3 :20-cv-00012-CVG-RM). It is the Company’s position that the Final Award must first be confirmed and all questions regarding the rights of Discover relative to those of other creditors must be determined before any foreclosure sale can proceed. It is further the position of the Company that the previously disclosed foreclosure sale scheduled by Discover is being conducted in a commercially unreasonable manner and that if Discover proceeded forward with the foreclosure sale it did so at its own risk. Nevertheless, on February 28, 2020, Discover advised that it conducted a sale of the Company’s assets. As the date of this report Discover failed to present a deed of sale for the alleged sale that allegedly took place as noticed. The Company filed with Virgin Island Court the motions disputing the validity of said alleged sale.

On April 11, 2020, Douglas Davis resigned as Chief Executive Officer of the Company so that he may fully devote all of his efforts to GBT Tokenize Corp., the Company’s joint venture, which intends to develop a new product. Mr. Davis’ resignation was not the result of any disagreements with management or board of directors of the Company.

The Board of Directors of the Company approved, on April 13, 2020, a reverse stock split of all of the Company’s Common Stock, pursuant to which every 50 shares of Common Stock of the Company shall be reverse split, reconstituted and converted into one (1) share of Common Stock of the Company (the “Reverse Stock Split”). The Company submitted an Issuer Company Related Action Notification regarding the Reverse Stock Split to FINRA on April 14, 2020.   FINRA has not yet declared an effective date for the Reverse Stock Split. To effectuate the Reverse Stock Split, the Company filed on April 21, 2020 a Certificate of Change Pursuant to Nevada Revised Statutes (“NRS”) Section 78.209 (the “Certificate of Change”) with the Secretary of State of the State of Nevada subject to FINRA approval. Since this reverse stock split has not yet been approved by the State of Nevada, the financial statements have not been be retroactively restated to reflect this reverse stock split.

On April 13, 2020, the Company’s Board of Directors appointed Mansour Khatib, who has served as the Chief Marketing Officer and a director of the Company as Chief Executive Officer. Mr. Khatib has also previously served as Interim Chief Executive Officer from May 2018 to July 2018.

