Form 10-K/A
period 2019-12-31
GBT Technologies Inc.
filed 2020-06-05
CIK 1471781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents incorporated by reference:  None

1

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2019 of GBT Technologies Inc. as originally filed with the U.S. Securities and Exchange Commission on May 27, 2020 (the “Original Form 10-K”) following the filing of its Form 12b-25 Notification of Late Filing on May 12, 2020. GBT Technologies Inc. is filing Amendment No. 1 to amend:

Part I to include disclosure about GBT Technologies Inc.’s reliance upon the SEC Order dated March 4, 2020 (Release No. 34-88318) under Section 36 of the Exchange Act Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder, as superseded by SEC Order Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) (together, the “Order”) to delay the filing of the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Report”) due to circumstances related to the coronavirus epidemic.

Except as contained herein, this Amendment No. 1 does not amend, modify or update the information in, or exhibits to, the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our other filings made with the SEC subsequent to the filing of the Original Form 10-K.

RELIANCE ON SECURITIES AND EXCHANGE COMMISSION ORDER

The Company is filing its Report pursuant to the Securities and Exchange Commission (the “SEC”) Order dated March 4, 2020 (Release No. 34-88318) under Section 36 of the Exchange Act Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder, as superseded by SEC Order Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) (together, the “Order”) to delay the filing of the Report due to circumstances related to the coronavirus pandemic (“COVID-19”). On March 30, 2020, the Company filed a Current Report on Form 8-K stating that it is relying on the Order to delay the filing of the Report by up to 45 days. The Company’s headquarters is located in California. On March 19, 2020, California Governor Gavin Newsom issued a stay at home order to protect the health and well-being of all Californians and to establish consistency across the state in order to slow the spread of COVID-19. California was therefore under strict quarantine control and travel has been severely restricted, resulting in disruptions to work, communications, and access to files (due to limited access to facilities). As such, the Company’s finance team was unable to complete the preparation of the Company’s consolidated financial statements and the Form 10-K until after March 30, 2020. These unforeseen circumstances have resulted in the Company being unable to timely file an accurate Annual Report on Form 10-K for its year-ended December 31, 2019 by the prescribed date without undue hardship and expense to the Company. Accordingly, in reliance upon the Order, the Company filed its Annual Report on Form 10-K on May 27, 2020 following the filing of its Form 12b-25 Notification of Late Filing on May 12, 2020.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

2

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GBT TECHNOLOGIES INC.

Dated: June 5, 2020	By:	/s/ Mansour Khatib
	Name:	Mansour Khatib
	Title:	Chief Executive and Financial Officer (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on June 5, 2020, on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Mansour Khatib	Chief Executive & financial Officer & Director	June 5, 2020
Mansour Khatib	(Principal Executive Officer)

/s/ Dr. Danny Rittman	Chief Technology Officer and Director	June 5, 2020
Dr. Danny Rittman

/s/ Michael Murray	President and Director	June 5, 2020
Michael Murray

3