Form 10-Q
period 2020-03-31
GBT Technologies Inc.
filed 2020-06-26
CIK 1471781

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: Not applicable.

Title of each class	Trading Symbol	Name of each exchange on which registered
Not applicable.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.00001 par value	176,990,596 Common Shares
(Class)	(Outstanding at June 19, 2020)

EXPLANATORY NOTE

On May 11, 2020, GBT Technologies Inc. (the “Company”, “We”, “GBT”, or “Our”) filed a Current Report on Form 8-K (the “Form 8-K”) with the U.S. Securities and Exchange Commission (the “Commission”) indicating its reliance on the 45-day extension provided by an order issued by the Commission under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) entitled Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder, dated March 4, 2020 (Release No. 34-88318), as modified and superseded by a new Commission order under Section 36 of the Exchange Act entitled Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465) (collectively, the “Order”). Specifically, the Company disclosed that it was unable to timely prepare and review the Quarterly Report due to circumstances related to COVID-19, including that the Company’s headquarters is located in California. On March 19, 2020, California Governor Gavin Newsom issued a stay at home order to protect the health and well-being of all Californians and to establish consistency across the state in order to slow the spread of COVID-19. All individuals living in the State of California are currently ordered to stay home or at their place of residence, leaving only for permitted work, local shopping related to open sectors, healthcare, food, personal exercise and local outdoor recreation. This has resulted in disruptions to work, communications, and access to files (due to limited access to facilities). These circumstances have impacted the Company’s ability to ensure information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management to allow for timely decisions regarding required disclosure. Therefore, due to COVID-19’s interference in the Company’s operations, the Company was unable to file the Original Form 10-Q on or prior to the original due date for the report. Consistent with the Company’s statements made in the Form 8-K, this Quarterly Report for the three months ended March 31, 2020, has been filed on June 26, 2020 (which was within the permitted timeframe of the Order).

GBT TECHNOLOGIES INC.

Item 1: Condensed consolidated financial statements

GBT TECHNOLOGIES INC. (FORMERLY GOPHER PROTOCOL, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current Assets:
Cash	$12,677	$59,634
Accounts receivable	80,999	89,123
Marketable equity security	816,667	1,000,000
Total current assets	910,343	1,148,757

Property and equipment, net	96,318	117,686
Convertible note receivable	4,000,000	4,000,000

Total assets	$5,006,661	$5,266,443

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses (including related parties of $879,994 and $845,513)	$3,071,390	$2,965,682
Accrued settlement	4,090,057	4,090,057
Convertible notes payable, net of discount of $3,085,387 and $0	569,207	-
Note payable, net of discount of $0 and $47,671	2,600,000	5,923,590
Derivative liability	5,365,843	-
Total current liabilities	15,696,497	12,979,329

Convertible notes payable	11,000,000	11,000,000

Total liabilities	26,696,497	23,979,329

Contingencies	-	-

Stockholders' Equity (Deficit):

Series B Preferred stock, $0.00001 par value; 20,000,000 shares authorized; 45,000 and 45,000 shares issued and outstanding at March 31, 2020 and December 31, 2019	-	-

Series C Preferred stock, $0.00001 par value; 10,000 shares authorized; 700 and 700 shares issued and outstanding at March 31, 2020 and December 31, 2019	-	-

Series D Preferred stock, $0.00001 par value; 100,000 shares authorized; 0 and 0 shares issued and outstanding at March 31, 2020 and December 31, 2019	-	-

Series G Preferred stock, $0.00001 par value; 2,000,000 shares authorized; 0 and 0 shares issued and outstanding at March 31, 2020 and December 31, 2019	-	-

Series H Preferred stock, $0.00001 par value ($500.00 stated value); 40,000 shares authorized; 20,000 and 20,000 shares issued and outstanding at March 31, 2020 and December 31, 2019	-	-

Common stock, $0.00001 par value; 100,000,000,000 shares authorized; 162,117,340 and 16,536,351 shares issued and outstanding at March 31, 2020 and December 31, 2019	5,765	4,310
Treasury stock, at cost; 1,040 shares at December 31, 2019 and 2018	(643,059)	(643,059)
Stock loan receivable	(7,610,147)	(7,610,147)
Additional paid in capital	249,221,896	242,192,461
Accumulated deficit	(262,664,291)	(252,656,451)
Total stockholders' equity (deficit)	(21,689,836)	(18,712,886)
Total liabilities and stockholders' equity (deficit)	$5,006,661	$5,266,443

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC. (FORMERLY GOPHER PROTOCOL, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2020	2019

Sales:
Sales	$4,262,740	$4,547,005
Related party sales	45,000	45,000
Total sales	4,307,740	4,592,005

Cost of goods sold	4,044,813	4,327,416

Gross profit	262,927	264,589

Operating expenses:
General and administrative expenses	631,134	3,289,419
Marketing expenses	18,299	529,390
Impairment of assets	5,500,000	-
Total operating expenses	6,149,433	3,818,809

Loss from operations	(5,886,506)	(3,554,220)

Other income (expense):
Amortization of debt discount	(1,126,767)	(1,530,479)
Change in fair value of derivative liability	(1,449,932)	(3,245,410)
Interest expense and financing costs	(1,361,302)	(4,732,175)
Interest income	-	93,750
Unrealized gain (loss) on marketable equity security	(183,333)	5,200,000
Total other income (expense)	(4,121,334)	(4,214,314)

Loss before income taxes	(10,007,840)	(7,768,534)

Income tax expense	-	-

Loss from continuing operations	(10,007,840)	(7,768,534)

Discontinued operations:
Loss from operations of discontinued operations	-	(187,326)
	-	(187,326)

Net loss	$(10,007,840)	$(7,955,860)

Weighted average common shares outstanding:
Basic and diluted	44,194,272	2,030,637

Net loss per share (basic and diluted):
Continuing operations	$(0.23)	$(3.83)
Discontinued operations	-	(0.09)
	$(0.23)	$(3.92)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC. (FORMERLY GOPHER PROTOCOL, INC.)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series G Convertible Preferred Stock		Series H Convertible Preferred Stock		Common Stock		Treasury Stock		Stock Loan	Additional Paid-in	Accumulated	Total Stockholders' Equity/
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	(Deficit)
Balance, December 31, 2019	45,000	$-	700	$-	-	$-	-	$-	20,000	$-	16,536,351	$4,310	$1,040	$(643,059)	$(7,610,147)	$242,192,461	$(252,656,451)	$(18,712,886)

Common stock issued for conversion of convertible debt	-	-	-	-	-	-	-	-	-	-	45,580,989	455	-	-	-	509,434	-	509,889
Common stock issued for joint venture	-	-	-	-	-	-	-	-	-	-	100,000,000	1,000	-	-	-	5,499,000		5,500,000
Fair value of beneficial conversion feature of converted	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,021,001	-	1,021,001
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(10,007,840)	(10,007,840)

Balance, March 31, 2020	45,000	$-	700	$-	-	$-	-	$-	20,000	$-	162,117,340	$5,765	$1,040	$(643,059)	$(7,610,147)	$249,221,896	$(262,664,291)	$(21,689,836)

Balance, December 31, 2018	45,000	$-	700	$-	-	$-	-	$-	-	$-	1,822,243	$3,822	$1,040	$(643,059)	$-	$81,306,958	$(66,151,332)	$14,516,389

Common stock issued for services	-	-	-	-	-	-	-	-	-	-	3,000	3	-	-	-	134,697		134,700
Common stock issued for conversion of convertible debt and accrued interest	-	-	-	-	-	-	-	-	-	-	51,587	52	-	-	-	982,202	-	982,254
Common stock issued for stock loan	-	-	-	-	-	-	-	-	-	-	200,267	200	-	-	(7,610,147)	7,609,947	-	-
Stock options issued for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	694,816	-	694,816
Fair value of beneficial conversion feature of converted/debt repaid	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,018,302	-	2,018,302
Relative fair value of warrants issued with convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,634,760	-	1,634,760
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(8,105,860)	(8,105,860)

Balance,March 31, 2019	45,000	$-	700	$-	-	$-	-	$-	-	$-	2,077,097	$4,077	$1,040	$(643,059)	$(7,610,147)	$94,381,682	$(74,257,192)	$11,875,361

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC. (FORMERLY GOPHER PROTOCOL, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2020	2019

Cash Flows From Operating Activities:
Net loss	$(10,007,840)	$(7,955,860)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	23,118	27,399
Amortization of intangible assets	-	118,110
Amortization of debt discount	1,126,767	1,530,479
Change in fair value of derivative liability	1,449,932	3,245,410
Financing cost	803,029	4,356,699
Shares issued for services	-	134,700
Convertible note issued for penalty	242,712	-
Warrants issued for services	-	694,816
Impairment of assets	5,500,000	-
Unrealized (gain) loss on market equity security	183,333	(5,200,000)
Changes in operating assets and liabilities:
Accounts receivable	8,124	(462,848)
Prepaid expenses	-	(77,750)
Accounts payable and accrued expenses	303,979	(4,720)
Unearned revenue	-	(2,324)
Due to Guardian, LLC	-	(670,544)
Net cash used in operating activities	(366,846)	(4,266,433)

Cash Flows From Investing Activities:
Purchase of property and equipment	(1,750)	(4,097)
Cash paid for acquisition deposit	-	(1,200,000)
Net cash used in investing activities	(1,750)	(1,204,097)

Cash Flows From Financing Activities:
Issuance of convertible notes	153,000	3,000,000
Issuance of note payable	168,639	2,025,000
Payment on note payable	-	(99,256)
Net cash provided by financing activities	321,639	4,925,744

Net decrease in cash	(46,957)	(544,786)

Cash, beginning of period	59,634	1,863,510

Cash, end of period	$12,677	$1,318,724

Cash paid for:
Interest	$-	$744
Income taxes	$-	$-

Supplemental non-cash investing and financing activities
Debt discount	$4,164,483	$3,636,000
Transfer of derivative liability to equity	$1,014,261	$2,018,302
Convertible notes issued for notes payable and accrued interest	$3,738,171	$-

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

The unaudited condensed consolidated financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to such rules and regulations. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results expected for the year ending December 31, 2020.

Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Stock Split

On August 5, 2019, the Company effectuated a 1 for 100 reverse stock split. The share and per share information has been retroactively restated to reflect this reverse stock split. (Also see Note 16 for a proposed 1 for 50 stock split awaiting appeal)

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $262,664,291 and has a working capital deficit of $14,786,154 as of March 31, 2020, and is in default on a note payable and other obligations, which raises substantial doubt about its ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through some private placement offerings of debt and equity securities. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, UGopherServices Corp. the Company’s 50% owned subsidiaries GBT BitSpeed Corp. and GBT Tokenize Corp; Gopher Protocol UK Limited (currently inactive); the Company’s 50% owned subsidiary, Gopher Protocol Costa Rica Sociedad De Responabilidad Limitada (currently inactive), and Altcorp Trading LLC, a Costa Rica company. All significant intercompany transactions and balances have been eliminated.

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly-liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company grants credit to establishments (such as convenience stores) that sell the Company’s products under credit terms that it believes are customary in the industry and do not require collateral to support customer receivables. The accounts receivable balances are generally collected within 10 days of the product sale and the Company has minimal bad debts. The Company currently does not provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal receivable terms vary from 7-30 days after the issuance of the invoice and typically would be considered past due when the term expires. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. The Company’s allowance for doubtful accounts was $0 and $0 at March 31, 2020 and December 31, 2019, respectively.

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

Long-Lived Assets

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at March 31, 2020 and December 31, 2019, the Company believes there was no impairment of its long-lived assets.

Marketable Equity Securities

The Company accounts for marketable equity securities in accordance with ASC Topic 321, Investments – equity securities. Marketable equity securities are reported at fair value based on quotations available on securities exchanges with any unrealized gain or loss being reported as a component of other income (expense) on the statement of operations. The portion of marketable equity security expected to be sold within twelve months of the balance sheet date is reported as a current asset. The marketable equity securities have been pledged to a third party which vested it under its name (See Note 8).

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of March 31, 2020, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

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

At March 31, 2020 and December 31, 2019, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

	Fair Value As of	Fair Value Measurements at
	March 31,	March 31, 2020
Description	2020	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Marketable equity security - Surge Holdings, Inc.	$816,667	$-	$816,667	$-

Conversion feature on convertible notes	$5,365,843	$-	$5,365,843	$-

	Fair Value As of	Fair Value Measurements at
	December 31,	December 31, 2019
Description	2019	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Marketable equity security - Surge Holdings, Inc.	$1,000,000	$-	$1,000,000	$-

Conversion feature on convertible notes	$-	$-	$-	$-

Treasury Stock

Treasury stock is recorded at cost. The re-issuance of treasury shares is accounted for on a first in, first-out basis and any difference between the cost of treasury shares and the re-issuance proceeds are charged or credited to additional paid-in capital.

Stock Loan Receivable

On January 8, 2019, the Company entered into a Stock Pledge Agreement with Latin American Exchange Latinex Casa de Cambio, S.A., a Costa Rica corporation (“Latinex”), to provide that Latinex may maintain its required regulatory capital as required by various regulators. The Company has pledged 200,267 restricted shares of its common stock valued at $7,610,147 (based on the closing price on the grant date) for a term of three years in consideration of an annual payment of $375,000 paid in quarterly installments of $93,750. In lieu of cash payment, Latinex may pay the Company in virtual currency of WISE Network S.A. valued at a 50% discount of its offering price of $10 per token. In the event that Latinex’s required capital has decreased below $5,000,000, Latinex is permitted to sell the pledged shares of common stock only in an amount to ensure that Latinex can satisfy the required capital levels. The Company must consent to such sale of the shares of common stock, which may not be unreasonably withheld. Upon expiration of the agreement, the remaining shares of common stock shall be returned to the Company free and clear of all liens. The Company has recorded the value of these shares of common stock as a stock loan receivable which is presented as a contra-equity account in the accompanying consolidated balance sheets. At December 31, 2019, the Company wrote off the accrued interest income as Latinex did not perform any payment and the Company has no mean to enforce this payment. Latinex agreed in principal to return the pledged 200,267 restricted shares to the Company for cancellation. The 200,267 restricted shares have not yet been returned to the Company as of March 31, 2020.

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

Unearned revenue

Unearned revenue represents the net amount received for the purchase of products that have not seen shipped to the Company’s customers. In 2018, the Company ran pre-sales efforts for its pet tracker product and received prepayments for its product. In addition, during 2018, the Company received $200,000 in connection with an intellectual property license and royalty agreement (see Note 14). At December 31, 2019, the Company determined that the unearned revenue would not likely result in the recognition of revenue; therefore, $249,094 of unearned revenue was reclassified to accrued expenses.

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

	March 31,	December 31,
	2020	2019
Series B preferred stock	30	30
Series C preferred stock	8	8
Series G preferred stock	-	-
Series H preferred stock	1,000,000	1,000,000
Warrants	19,650,167	19,654,167
Convertible notes	499,972,212	1,100,000
Total	520,622,417	21,754,205

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of March 31, 2020, through the date which the consolidated financial statements are issued. Based upon the review, other than described in Note 16 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

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

Note 3 – Discontinued Operations

On September 30, 2019, the Company entered into an Asset Purchase Agreement with Surge Holdings, Inc., a Nevada corporation (“SURG”) pursuant to which the Company agreed to sell and assign to SURG all the assets and certain specified liabilities of its ECS Prepaid, Electronic Check Services and the Central State Legal Services businesses in consideration of $5,000,000 to be paid through the issuance of 3,333,333 shares of SURG’s common stock and a convertible promissory note in favor of the Company in the principal amount of $4,000,000. The 3,333,333 shares of SURG’s common stock have been pledged to a third party for providing working capital needs of the Company (See Note 8).

The ECS Prepaid, Electronic Check Services and the Central State Legal Services businesses have been presented as discontinued operations on the accompanying financial statements.

The operating results for ECS Prepaid, Electronic Check Services and the Central State Legal Services have been presented in the accompanying consolidated statement of operations for the three months ended March 31, 2020 and 2019 as discontinued operations and are summarized below:

	Three Months Ended March 31,
	2020	2019
Revenue	$-	$8,801,308
Cost of revenue	-	8,645,869
Gross Profit	-	155,439
Operating expenses	-	342,762
Loss from operations	-	(187,323)
Other income (expenses)	-	(3)
Net loss	$-	$(187,326)

As a result of this transaction, the Company recognized a gain on the disposition of discontinued operations of $1,381,803 during the third quarter of 2019.

Note 4 - Property and Equipment, Net

Property and equipment consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019

Furniture	$33,739	$33,739
Computers and equipment	23,316	23,316
POSA machines	289,645	287,895
	346,700	344,950
Less accumulated depreciation	(250,382)	(227,264)
Property and equipment, net	$96,318	$117,686

Depreciation expense for the three months ended March 31, 2020 and 2019 was $23,118 and $27,399, respectively.

Note 5 – Investment in. Surge Holdings, Inc. and Mobiquity Technologies, Inc. ; Convertible Note Receivable

Surge Holdings, Inc.

On September 30, 2019, the Company entered into an Asset Purchase Agreement with Surge Holdings, Inc., a Nevada corporation (“SURG”) pursuant to which the Company agreed to sell and assign to SURG, all the assets and certain specified liabilities, of its ECS Prepaid, Electronic Check Services and the Central State Legal Services businesses in consideration of $5,000,000 to be paid through the issuance of 3,333,333 shares of SURG’s common stock (See Note 8 for pledge to third party) and a convertible promissory note in favor of the Company in the principal amount of $4,000,000 (the “SURG Note”), convertible into SURG’s shares of common stock following the six-month anniversary of the issuance date. The conversion price of the SURG Note is the volume weighted-average price of SURG’s common stock over the 20 trading days prior to the conversion; provided, however, the conversion price shall never be lower than $0.10 or higher than $0.70. The Company has agreed to restrict its ability to convert the SURG Note and receive shares of common stock such that the number of shares of common stock held by it in the aggregate and its affiliates after such conversion does not exceed 4.99% of the then issued and outstanding shares of common stock. The SURG Note is payable by SURG to the Company on the 18-month anniversary of the issuance date and does not bear interest.

Mobiquity Technologies, Inc (Divested in 2019).

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

The Company accounted for its investment in GBT-CR using the equity method of accounting; however, in 2020, the Company owned less than 20% of and exercised no control over GBT-CR; therefore this investment is currently accounted for under the cost method. Moreover, as on March 19, 2020, California Governor Gavin Newsom issued a stay at home order to protect the health and well-being of all Californians and to establish consistency across the state in order to slow the spread of COVID-19. California was therefore under strict quarantine control and travel has been severely restricted, resulting in disruptions to work, communications, and access to files (due to limited access to facilities). As such, the Company’s was unable to access or to contact GBT-CR on a on-going basis, and cannot get information about GBT-CR.

At December 31, 2019, the Company evaluated the carrying amount of this equity investment and determined that this investment was fully impaired and as a result an impairment charge of $30,731,534 was taken.

Note 7 – Investment in Joint Venture

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

At March 31, 2020, the Company evaluated the carrying amount of this joint venture investment and determined that this investment was fully impaired and as a result an impairment charge of $5,500,000 was taken.

Note 8 – Convertible Notes Payable

Convertible notes payable at March 31, 2020 and December 31, 2019 consist of the following:

	March 31,	December 31,
	2020	2019
Convertible note payable to GBT Technologies	$10,000,000	$10,000,000
Convertible note payable to Glen Eagle	1,000,000	1,000,000
Convertible note payable to Power Up	183,600	-
Convertible note payable to Stanley Hills	869,011	-
Convertible note payable to Iliad	2,601,983	-
Total convertible notes payable	14,654,594	11,000,000
Unamortized debt discount	(3,085,387)	-
Convertible notes payable	11,569,207	11,000,000
Less current portion	(569,207)	-
Convertible notes, long-term portion	$11,000,000	$11,000,000

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

Power Up Lending Group Ltd.

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

Stanley Hills LLC

The Company entered into a series of loan agreements with Stanley Hills LLC (“Stanley”) pursuant to which it received more than $1,000,000 in loans (the “Debt”) since May 2019 up to December 2019. On February 26, 2020, in order to induce Stanley to continue to provide funding, the Company and Stanley entered into a letter agreement providing that the Debt in the amount of $1,214,900 may be converted into shares of common stock of the Company at a conversion price equal to 85% multiplied by the lowest one trading price for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date. Stanley has agreed to restrict its ability to convert the Debt and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The Stanley Debt is secured via a pledge agreement on the SURG shares. On or about January 27, 2020 the Company agreed that Stanley will hold title to the SURG shares which was completed on or about April 16, 2020 where the 3,333,333 SURG shares have been vested under Stanley’s name.

Iliad Research and Trading, L.P.

On February 27, 2019, the Company entered into a note purchase agreement with a third party investor - Iliad Research and Trading, L.P.(“Iliad”), pursuant to which the Company issued a promissory note for the original principal amount of $2,325,000. The promissory note had an original issue discount of $300,000 and the inventor paid consideration of $2,025,000 to the Company, of which $25,000 was paid for legal expenses. The outstanding balance of the promissory note is to be paid on the one-year anniversary of the issuance of the note. Interest on the note accrues at the rate of 10% per annum compounding daily. Subject to the terms and conditions set forth in the note, the Company may prepay all or any portion of the outstanding balance of the note at any time in an amount in cash equal to 120% of the amount repaid. In connection with transactions that generate less than $1,000,000 in proceeds, the Company has agreed to not issue any debt instrument or incurrence of any debt other than trade payables in the ordinary course of business, any securities or agreements to sell common stock with anti-dilution or price reset/reduction features or any securities that are or may be become convertible or exercisable into common stock with a price that varies with the market price of the common stock (collectively, “Restricted Issuance Transaction”). The outstanding balance of the Note will be increased by 5% in the event the Company enters into a Restricted Issuance Transaction that is approved by Iliad. The original issue discount in being amortized to interest expense over the term of the promissory note.

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

Discounts on convertible notes

The Company recognized interest expense of $1,079,096 and $1,504,178 during the three months ended March 31, 2020 and 2019, respectively, related to the amortization of the debt discount on convertible notes. The unamortized debt discount at March 31, 2020 was $3,085,387.

A roll-forward of the convertible note from December 31, 2019 to March 31, 2020 is below:

Convertible notes, December 31, 2019	$11,000,000
Issued for cash	153,000
Notes payable converted to convertible notes	3,980,883
Original issue discount	30,600
Conversion to common stock	(509,889)
Debt discount related to new convertible notes	(4,164,483)
Amortization of debt discounts	1,079,096
Convertible notes, March 31, 2020	$11,569,207

Note 9 - Note Payable

Notes payable at March 31, 2020 and 2019 consist of the following:

	March 31,	December 31,
	2020	2019
RWJ acquisition note	$2,600,000	$2,600,000
Promissory note to Iliad	-	2,325,000
Promissory note to Stanley Hills	-	1,046,261
Total notes payable	2,600,000	5,971,261
Unamortized debt discount	-	(47,671)
Notes payable	$2,600,000	$5,923,590

RWJ Acquisition Note

In connection with the acquisition of RWJ in September 2017, the Company issued a note payable. The note accrues interest at 3.5% per annum, was due on December 31, 2019 and is secured by the assets purchased in the acquisition. This note has not been repaid (See Note 14).

Iliad

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

On February 27, 2020, the Company and Iliad entered to an Amendment to the Iliad Note pursuant to which the maturity date of the Iliad Note was extended to August 27, 2020, provided that the Debt may be converted into shares of common stock of the Company at a conversion price equal to 80% multiplied by the lowest trading daily VWAP for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date, provided for the payment by the Company to Iliad of an extension fee equal to 7.5% of the outstanding balance of the Iliad Note resulting in a new balance of the Iliad Note of $2,765,983 which has been reclassified to convertible notes payable.

Stanley Hills

The Company issued promissory notes with Stanley Hills for funds received as working capital. The notes accrue interest at 10% per annum and were due on February 9, 2020. On February 26, 2020, in order to induce Stanley to continue to provide funding, the Company and Stanley entered into a letter agreement providing that the debt in the amount of $1,214,900 may be converted into shares of common stock of the Company at a conversion price equal to 85% multiplied by the lowest one trading price for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date.

Discounts on Promissory Note

The Company recognized interest expense of $47,671 and $26,301 during the three months ended March 31, 2020 and 2019, respectively, related to the amortization of the debt discount on promissory notes. The unamortized debt discount at March 31, 2020 was $0.

A roll-forward of the promissory notes from December 31, 2019 to March 31, 2020 is below:

Notes payable, December 31, 2019	$5,923,590
Issued for cash	168,639
Accrued interest and penalties added to notes payable	440,983
Notes payable converted to convertible notes	(3,980,883)
Amortization of debt discounts	47,671
Notes payable, March 31, 2020	$2,600,000

Note 10 – Accrued Settlement

In connection with a legal matter filed by the Investor of the $8,340,000 Senior Secured Redeemable Convertible Debenture, on December 23, 2019, in the pending arbitration between the Company and the Investor, an Interim Award was entered in favor of the Investor. On January 31, 2020, the Company was informed that a final award was entered (the “Final Award”). The Final Award affirms that certain sections of the Senior Secured Redeemable Convertible Debenture (the “Debenture”) constitute unenforceable liquidated damages penalties and were stricken. Further, it was determined that the Investor was entitled to recovery of their attorney’s fees. Consequently, the arbitrator awarded Investor an award of $4,034,444 plus interest of 7.25% accrued from May 15, 2019 and costs in the amount of $55,613. (See Note 14). In connection with this settlement, the Company recognized a gain on the settlement of debt of $1,375,556 in 2019 as the difference between the carrying amount of the debt and the amount awarded by the arbitrator.

Note 11 - Derivative Liability

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

The Company uses a weighted average Black-Scholes option pricing model with the following assumptions to measure the fair value of derivative liability at March 31, 2020:

Stock price	$0.011
Risk free rate	0.17%
Volatility	575%
Conversion/ Exercise price	$.008-.009
Dividend rate	0%

The following table represents the Company’s derivative liability activity for the three months ended March 31, 2020:

Derivative liability balance, December 31, 2019	$-
Issuance of derivative liability during the period	4,936,912
Fair value of beneficial conversion feature of debt converted	(1,021,001)
Change in derivative liability during the period	1,449,932
Derivative liability balance, March 31, 2020	$5,365,843

Note 12- Stockholders’ Equity

Common Stock

During the three months ended March 31, 2020, the Company had the following transactions in its common stock:

●	issued an aggregate of 45,580,989 for the conversion of convertible notes of $509,889

●	issued 100,000,000 shares to GBT Tokenize for a joint venture agreement. The value of the common stock of $5,500,000 was determined based on the closing stock price of the Company’s common stock on the grant date.

During the three months ended March 31, 2019, the Company had the following transactions in its common stock:

●	issued an aggregate of 3,000 shares to employees and board members as part of their compensation agreements with the Company. The value of the common stock of $134,700 was determined based on the closing stock price of the Company’s common stock on the grant date;

●	issued 51,587 shares to an investor for the conversion of $930,000 in convertible notes and $52,254 in accrued interest; and

●	issued 200,267 shares to Latinex in order to provide that Latinex may maintain its required regulatory capital as required by various regulators. The Company has recorded the value of these shares of common stock as a stock loan receivable which is presented as a contra-equity account in the accompanying consolidated balance sheets. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the grant date.

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

As of March 31, 2020 and December 31, 2019, there were 45,000 Series B Preferred Shares outstanding.

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

During the year ended December 31, 2014, GV Global Communications, Inc. converted 7,770 of its Series C Preferred Stock into 120 post-split. During the third quarter of 2014, the Company received 42 post-split common shares to adjust the shares issued to reflect the amount that both they and the Company believed that they were owed. At March 31, 2020 and December 31, 2019, GV owns 700 Series C Preferred Shares.

The issuance of the Series C Preferred Stock was made in reliance upon exemptions from registration pursuant to Section 4(a)(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder.  GV is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

As of March 31, 2020 and December 31, 2019, there were 700 Series C Preferred Shares outstanding.

Series D Preferred Shares

As of March 31, 2020 and December 31, 2019, there are 0 and 0 shares of Series D Preferred Shares outstanding, respectively.

Series G Preferred Shares

As of March 31, 2020 and December 31, 2019, there are 0 and 0 shares of Series G Preferred Shares outstanding, respectively.

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

As of March 31, 2020 and December 31, 2019, there are 20,000 shares of Series H Preferred Shares outstanding.

Warrants

 The following is a summary of warrant activity.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2019	19,654,167	$1.57	2.76	$1,111,600
Granted	0
Forfeited	(4,000)
Exercised	0
Outstanding, March 31, 2020	19,650,167	$1.57	2.51	$-
Exercisable, March 31, 2020	19,650,167	$1.57	2.51	$-

The exercise price for warrants outstanding and exercisable at March 31, 2020:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Warrants	Price	Warrants	Price
15,880,000	$0.50	15,880,000	$0.50
3,000,000	1.85	3,000,000	1.85
500,000	2.70	500,000	2.70
20,000	31.90	20,000	31.90
100,000	50.00	100,000	50.00
75,000	75.00	75,000	75.00
50,000	100.00	50,000	100.00
6,667	200.00	6,667	200.00
10,000	235.00	10,000	235.00
7,500	250.00	7,500	250.00
1,000	280.00	1,000	280.00
19,650,167		19,650,167

Note 13 - Related Parties

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the party in making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences.

For the three months ended March 31, 2020 and 2019, the Company paid a law firm owned by the Company’s chairman $0 and $90,000, respectively, for legal services. On June 5, 2019, said chairman Mr. Robert Yaspan resigned as Director of the Company to pursue other interests.

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

On September 1, 2017, the Company entered into and closed an Asset Purchase Agreement with a third party, RWJ Advanced Marketing, LLC (“RWJ”), a Georgia corporation, pursuant to which the Company purchased certain assets from RWJ, including inventory, terminals, licenses and permits and intangible assets. At closing, the Company and Mr. Greg Bauer entered into an Employment Agreement pursuant to which Mr. Bauer was retained as Chief Executive Officer for a term of one year, subject to an automatic extension, unless terminated, in consideration of a base salary of $250,000 and a bonus of 10% of net profit generated by the assets acquired. Mr. Bauer was also appointed to the Board of Directors of the Company. As of the closing date, Mr. Murray resigned as Chief Executive Officer of the Company but will remain as a director of the Company. Mr. Bauer, since 2004 through present, has served as executive director with W.L. Petrey Wholesale, Inc. where he was in charge of the UGO/Preway operations. The Company is in litigation in connection with RWJ transaction – See Note 14 - Contingencies.

On January 1, 2019, the Company and Douglas Davis entered into an Amended and Restated Employment Agreement pursuant to which Mr. Davis was retained as Chief Executive Officer. Mr. Davis has served as Interim Chief Executive Officer since July 2018. The term of Mr. Davis’ employment is for two years through January 1, 2021. Mr. Davis will be entitled to an annual base salary of $250,000, which shall be increased to $400,000 upon the Company uplisting to a national exchange. Mr. Davis is also be entitled to the issuance of Stock Options to acquire an aggregate of 50,000 shares of common stock of the Company, exercisable for five years, subject to vesting. The options will be earned and vested (i) with respect to 20,000 shares of common stock on the date hereof, (ii) 5,000 shares of common stock upon the successful dual list of the Company on an international exchange such as SIX Zurich Stock Exchange or Euronext, (iii) 15,000 shares of common stock upon the successful up listing to a national exchange such as the Nasdaq, NYSE Euronext, TSX, AMEX or other, and (iv) with respect to 5,000 shares of common stock at each of the six (6) month anniversaries (July 1, 2019 and January 1, 2020). The exercise price of such options shall be the closing price of the Company on the date prior to such event. (See Note 16)

On October 10, 2019, the Company entered into a Joint Venture Agreement (the “BitSpeed Agreement”) with BitSpeed LLC, which is owned by Douglas Davis, the Company’s Chief Executive Officer, to form GBT BitSpeed Corp., a Nevada company (“GBT BitSpeed”). The purpose of GBT BitSpeed is to develop, maintain and support its proprietary Extreme Transfer Software Application Concurrency, a software application to transfer secure, accelerated transmission of large file data over networks, and connection to cloud storage, Network-Attached Storage (NAS) and Storage Area Networks (SANs) (“Concurrency”). BitSpeed shall contribute the services and resources for the development of Concurrency to GBT BitSpeed. The Company shall contribute 10 million shares of common stock (valued at $17,900,000) of the Company to GBT BitSpeed. BitSpeed and the Company will each own 50% of GBT BitSpeed. The Company shall appoint two directors and BitSpeed shall appoint one director of GBT BitSpeed. In addition, GBT BitSpeed and Mr. Davis entered into a Consulting Agreement in which Mr. Davis is engaged to provide services in consideration of $10,000 per month payable quarterly which may be paid in shares of common stock calculated by the amount owed divided by the Company’s 20-day VWAP. Mr. Davis will provide services in connection with the development of the business as well as GBT BitSpeed’s capital raising efforts. The term of the Consulting Agreement is two years. The closing of the BitSpeed Agreement occurred on October 14, 2019.

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

Note 15 – Concentrations

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments. There have been no losses in these accounts through March 31, 2020.

Note 16 - Subsequent Events

Management has evaluated events that occurred subsequent to the end of the reporting period shown herein:

Subsequent to March 31, 2020, the Company issued 14,873,256 shares of common stock for the conversion of $115,000 of convertible notes payable.

On April 11, 2020, Douglas Davis resigned as Chief Executive Officer of the Company so that he may fully devote all of his efforts to GBT Tokenize Corp., the Company’s joint venture, which intends to develop a new product. Mr. Davis’ resignation was not the result of any disagreements with management or board of directors of the Company.

The Board of Directors of the Company approved, on April 13, 2020, a reverse stock split of all of the Company’s Common Stock, pursuant to which every 50 shares of Common Stock of the Company shall be reverse split, reconstituted and converted into one (1) share of Common Stock of the Company (the “Reverse Stock Split”). The Company submitted an Issuer Company Related Action Notification regarding the Reverse Stock Split to FINRA on April 14, 2020.  To effectuate the Reverse Stock Split, the Company filed on April 21, 2020 a Certificate of Change Pursuant to Nevada Revised Statutes (“NRS”) Section 78.209 (the “Certificate of Change”) with the Secretary of State of the State of Nevada subject to FINRA approval. Since this reverse stock split has not yet been approved by the State of Nevada, the financial statements have not been retroactively restated to reflect this reverse stock split. On June 8, 2020 FINRA advised the Company that such request is deficient due to the fact that a holder of an outstanding convertible note of the Company had entered into two settlements with the Securities and Exchange Commission that related to securities laws violations but were in no way related to the Company. As a result, FINRA advised that it is necessary for the protection of investors, the public interest, and to maintain fair and orderly markets that documentation related to the Reverse Stock Split not be processed. The Company appealed the decision made by FINRA on June 15, 2020.

On April 13, 2020, the Company’s Board of Directors appointed Mansour Khatib, who has served as the Chief Marketing Officer and a director of the Company as Chief Executive Officer. Mr. Khatib has also previously served as Interim Chief Executive Officer from May 2018 to July 2018.

On June 17, 2020 the Company was approved for a long term loan of $150,000 by SBA - Economic Injury Disaster Loan. The loan was funded on June 22, 2020. Installment payments, including monthly principal and interest of $731.00, will begin Twelve (12) months from the date of the promissory Note. The balance of principal and interest will be payable Thirty (30) years from the date of the promissory Note. Interest will accrue at the rate of 3.75% per annum.

On September 27, 2019, Surge Holdings, Inc. (“SURG”) issued a Convertible Promissory Note issued by SURG in the principal amount of $4,000,000 (the “SURG Note”), which was assigned to AltCorp Trading LLC., a subsidiary of the Company (“AltCorp”). On June 23, 2020, AltCorp and SURG entered into an Exchange Agreement whereby AltCorp exchanged $2,750,000 of the SURG Note for 5,500,000 shares of SURG’s common stock. On June 23, 2020, SURG, AltCorp and Glen Eagles Acquisition LP (“Glen”) entered into an Exchange and Assignment Agreement pursuant to which $1,250,000 of the SURG Note was converted into 2,500,000 shares of common stock of SURG and assigned to Glen.

On or about June 23, 2020 Stanley which holds a pledge of 3,333,333 shares of SURG common stock (See Note 8) via its manager/member (“Stanley’s Member”) entered into an agreement with SURG, its transfer agent and an escrow officer for which Stanley’s Member agreed that 3,333,333 SURG shares will be cancelled for consideration of up to $700,000. The amount of $500,000 was paid on June 23, 2020 into a lawyer’s trust account, and 2,380,952 of SURG shares have been sent for cancelation. The remaining shares may be sent to cancelation upon receiving the remaining $200,000.

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

This section of the report should be read together with Footnotes of the Company audited financials for the year ended December 31, 2019, the unaudited statements of operations for the three months ended March 31, 2020 and 2019 are compared in the sections below.

Disclosure about GBT Technologies Inc.’s reliance upon the SEC Order dated March 4, 2020 (Release No. 34-88318)

GBT Technologies Inc.’s disclose its reliance upon the SEC Order dated March 4, 2020 (Release No. 34-88318) under Section 36 of the Exchange Act Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder, as superseded by SEC Order Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) (together, the “Order”) to delay the filing of the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020 (the “Report”) due to circumstances related to the coronavirus epidemic

RELIANCE ON SECURITIES AND EXCHANGE COMMISSION ORDER

The Company is filing its Report pursuant to the Securities and Exchange Commission (the “SEC”) Order dated March 4, 2020 (Release No. 34-88318) under Section 36 of the Exchange Act Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder, as superseded by SEC Order Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) (together, the “Order”) to delay the filing of the Report due to circumstances related to the coronavirus pandemic (“COVID-19”). On March 30, 2020, the Company filed a Current Report on Form 8-K stating that it is relying on the Order to delay the filing of the Report by up to 45 days. The Company’s headquarters is located in California. On March 19, 2020, California Governor Gavin Newsom issued a stay at home order to protect the health and well-being of all Californians and to establish consistency across the state in order to slow the spread of COVID-19. California was therefore under strict quarantine control and travel has been severely restricted, resulting in disruptions to work, communications, and access to files (due to limited access to facilities). As such, the Company’s finance team was unable to complete the preparation of the Company’s consolidated financial statements and the Form 10-Q until after May 15, 2020. These unforeseen circumstances have resulted in the Company being unable to timely file an accurate quarterly Report on Form 10-Q for its quarter-ended March 31, 2020 by the prescribed date without undue hardship and expense to the Company. Accordingly, in reliance upon the Order, the Company filed its quarterly Report on Form 10-Q on June 29, 2020 following the filing of its Form 8-K on May 11, 2020.

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

Recent Developments

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

Results of Operations:

Three months ended March 31, 2020 and March 31, 2019

A comparison of the statements of operations for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,		Change
	2020	2019	$	%

Sales	$4,307,740	$4,592,005	$(284,265)	-6.2%
Cost of goods sold	4,044,813	4,327,416	(282,603)	-6.5%
Gross profit	262,927	264,589	(1,662)	-0.6%
Operating expenses	6,149,433	3,818,809	2,330,624	61.0%
Loss from operations	(5,886,506)	(3,554,220)	(2,332,286)	65.6%
Other expense	(4,121,334)	(4,214,314)	92,980	-2.2%
Loss before provision for income taxes	(10,007,840)	(7,768,534)	(2,239,306)	28.8%
Provision for income taxes	-	-	-
Loss from continued operations	(10,007,840)	(7,768,534)	(2,239,306)	28.8%
Discontinued operations	-	(187,326)	187,326	-100.0%
Net loss	$(10,007,840)	$(7,955,860)	$(2,051,980)	25.8%

Sales for the three months ended March 31, 2020 were $4,307,740, compared to $4,592,005 for the same period in 2019. The decrease of $284,265 or 6.2% was a result of a decreased sales due to the economic shutdown due to COVID-19.

Our gross margins for the three months ended March 31, 2020 were 6.1%, compared to 5.8% for the same period in 2019. The small increase in the gross margin was due to selling products with higher margins.

Operating expenses for the three months ended March 31, 2020 were $6,149,433, compared to $3,818,809 for the same period in 2019. The increase of $2,330,624 or 61.0% was due to an impairment charge of $5,500,000 in 2020 offset by lower marketing expenses and stock compensation expense in 2020.

Other expense for the three months ended March 31, 2020 was $4,121,334, a decrease of $92,980 or 2.2% from $4,214,314 for the same period in 2019. The decrease is due to a reduction of amortization of debt discount, change in fair value of derivative liability and interest and financing costs in 2020; offset by a reduction in the unrealized gain on marketable equity securities.

Net loss for the three months ended March 31, 2020 was $10,007,840 compared to $7,955,860 for the same period in 2019 due to the factors described above.

Liquidity and Capital Resources

Our cash was $12,677 and $59,634 at March 31, 2020 and December 31, 2019, respectively. Cash used in operating activities during the three months ended March 31, 2020 was $366,846, compared to $4,266,433 during the same period in 2019. Significant differences exist between the periods, including warrants issued for services, amortization of debt discount, financing costs, impairment of assets and unrealized gain (loss) on marketable equity securities. Our working capital position worsened going from a working capital deficit of $11,830,572 at December 31, 2019 to a working capital deficit of $14,786,154 at March 31, 2020, principally as a result of the decrease in marketable equity securities; an increase in accounts payable and accrued expenses; an increase in derivative liability; offset by a decrease in note payable. Cash flows used in investing activities were $1,750 during the three months ended March 31, 2020, compared to $1,204,097 for the same period in 2019. The decrease is due to the amount paid for an acquisition deposit during the three months ended March 31, 2020. Cash from financing activities for the three months ended March 31, 2020 was $321,639, compared to $4,925,744 for the same period in 2019. The decrease is due to the issuance of a convertible notes and notes payable in 2019.

We sustained net losses of $10,007,840 for the three months ended March 31, 2020. In addition, we had a working capital deficit of $14,786,154 and accumulated deficit of $262,664,291 at March 31, 2020. In September of 2017 we purchased the assets of RWJ Advanced Marketing, LLC, and then after ECS Prepaid LLC, Electronic Check Services, Inc. and Central States Legal Services, Inc. in 2018. RWJ and ECS have historically generated significant revenues which we do not expect to continue in the future, as the Company divested its investment in ECS Prepaid LLC, Electronic Check Services, Inc. and Central States Legal Services, Inc. on or around September 2019, left only with the acquired assets from RWJ Advanced Marketing, LLC which in litigation, as disclosed in this report. In addition, during the last half of 2018 and the first few months of 2019, the Company has raised approximately $9,500,000 of net proceeds through the issuance of convertible debt and notes payable (see discussion below). We intend to continue to make investments to support our business growth and we will require additional funds to respond to business challenges, including the need to develop new features and products or enhance our existing products, improve our operating infrastructure or acquire complementary businesses and technologies. Further, we need additional capital to continue operations. Accordingly, we need to engage in equity or debt financings to secure additional funds. We expect that we have sufficient capital to maintain operations through the third quarter of 2020. In order to fully implement our business plan, we will need to raise $10,000,000. The Company will need to raise additional capital in the future of which there is no guarantee that the Company will be able to successfully raise such capital on acceptable terms. With the cash flow received from recent convertible debt and notes payable, the future sale of our marketable equity securities, the conversion of the convertible notes receivable into marketable equity securities and ultimately into cash, and additional cash anticipated to be raised in the near future, we believe we will have sufficient cash to meet our obligations for the next 12 months.

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

RWJ Acquisition Note -In connection with the acquisition of RWJ in September 2017, the Company issued a $2,600,000 note payable. The note accrues interest at 3.5% per annum, is due on December 31, 2019 and is secured by the assets purchased in the acquisition. This note has not been repaid as of March 31, 2020 and is in litigation between the Company, RWJ and third parties (see Item 3 – Legal Proceedings).

On December 3, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with an otherwise unaffiliated third-party institutional investor (the “Investor”), pursuant to which the Company issued a Senior Secured Redeemable Convertible Debenture (the “Debenture”) in the aggregate face value of $8,340,000. On January 31, 2020, in the arbitration titled GBT Technologies Inc. (k/n/a Gopher Protocol, Inc. v. Discover Growth Fund, LLC (“Discover”) (JAMS Ref. No. 1260005395), the Company was informed that a final award was entered (the “Final Award”). The Final Award affirms that certain sections of the Senior Secured Redeemable Convertible Debenture (the “Debenture”) constitute unenforceable liquidated damages penalties and were stricken. Further, it was determined that neither Discover nor John Kirkland, President and General Partner of Discover, were entitled to recovery of their attorney fees. Consequently, and consistent with the expectations of the Company, the arbitrator awarded Discover an award of $4,034,444.46 plus interest of 7.25% accrued from May 15, 2019 and costs in the amount of $55,613.00. On February 18, 2020, the Company filed a motion with the United States District Court District of Nevada (the “Nevada Court”) to confirm the Final Award and a motion to consolidate Discover’s application to confirm the Final Award filed in the U.S. District Court of the Virgin Islands (Case No: 3 :20-cv-00012-CVG-RM) (the “Virgin Island Court”). On February 27, 2020, the Nevada Court denied the Company’s motion to confirm the Final Award and motion to consolidate and further decided that the confirmation of the Final Award should be litigated in the Virgin Island Court. As such, on February 27, 2020, the Company filed a Notice of Entry of Order as well as a Motion to Confirm the Arbitration Award; Address the Outstanding issue regarding whether Discover’s rights are subordinated to other creditors and, thereafter, oversee a commercially reasonable foreclosure sale (Case No: 3 :20-cv-00012-CVG-RM). It was the Company’s position that the Final Award must first be confirmed and all questions regarding the rights of Discover relative to those of other creditors must be determined before any foreclosure sale can proceed. It was further the position of the Company that the previously disclosed foreclosure sale scheduled by Discover is being conducted in a commercially unreasonable manner and that if Discover proceeded forward with the foreclosure sale it did so at its own risk.

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

On February 27, 2019, the Company entered into a note purchase agreement with a third party investor - Iliad Research and Trading, L.P.(“Iliad”), pursuant to which the Company issued a promissory note for the original principal amount of $2,325,000. The promissory note had an original issue discount of $300,000 and the inventor paid consideration of $2,025,000 to the Company. The outstanding balance of the promissory note is to be paid on the one-year anniversary of the issuance of the note. Interest on the note accrues at the rate of 10% per annum compounding daily. Subject to the terms and conditions set forth in the note, the Company may prepay all or any portion of the outstanding balance of the note at any time in an amount in cash equal to 120% of the amount repaid. In connection with transactions that generate less than $1,000,000 in proceeds, the Company has agreed to not issue any debt instrument or incurrence of any debt other than trade payables in the ordinary course of business, any securities or agreements to sell common stock with anti-dilution or price reset/reduction features or any securities that are or may be become convertible or exercisable into common stock with a price that varies with the market price of the common stock (collectively, “Restricted Issuance Transaction”). The outstanding balance of the Note will be increased by 5% in the event the Company enters into a Restricted Issuance Transaction that is approved by Iliad. The original issue discount in being amortized to interest expense over the term of the promissory note.

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

The Company entered into a series of loan agreements with Stanley Hills LLC (“Stanley”) pursuant to which it received more than $1,000,000 in loans (the “Debt”) since May 2019 up to December 2019. On February 26, 2020, in order to induce Stanley to continue to provide funding, the Company and Stanley entered into a letter agreement providing that the Debt may be converted into shares of common stock of the Company at a conversion price equal to 85% multiplied by the lowest one trading price for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date. Stanley has agreed to restrict its ability to convert the Debt and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The Stanley Debt is secured via a pledge agreement on the SURG shares. On or about January 27, 2020 the Company agreed that Stanley will hold title to the SURG shares which was completed on or about April 16, 2020 where the 3,333,333 SURG shares been vested under Stanley name.

On June 17, 2019, the Company, Altcorp Trading LLC, a Costa Rica company and a wholly-owned subsidiary of the Company (“Altcorp”), GBT Technologies, S.A., a Costa Rica company (“GBT-CR”) and Pablo Gonzalez, a shareholder’s representative of GBT-CR (“Gonzalez”), entered into and closed an Exchange Agreement (the “GBT Exchange Agreement”) pursuant to which the parties exchanged certain securities. In accordance with the Exchange Agreement, Altcorp acquired 625,000 shares of GBT-CR representing then 25% (and currently less than 20% per GBT-CR further issuance of shares to other parties) of its issued and outstanding shares of common stock from Gonzalez in exchange for the issuance of 20,000 shares of Series H Convertible Preferred Stock of the Company and a Convertible Note in the principal amount of $10,000,000 issued by the Company (the “Gopher Convertible Note”) as well as the transfer and assignment of a Promissory Note payable by Gopher Protocol Costa Rica Sociedad De Responsabilidad Limitada to the Company in the principal amount of $5,000,000 dated February 6, 2019 (of which the underlying security for this Promissory Note is 30,000,000 restricted shares of common stock of Mobiquity) and 60,000,000 restricted shares of common stock of Mobiquity.

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

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No cash dividends have been paid or declared since the Date of Inception. Our Board is considering in the near future the potential divesture of UGopherServices in form of a none-cash dividend, subject of resolving the legal dispute as disclose in the report.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2020, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2020, the Company had the following transactions in its common stock:

●	issued an aggregate of 45,580,989 for the conversion of convertible notes of $509,889

●	issued 100,000,000 shares to GBT Tokenize for a joint venture agreement. The value of the common stock of $5,500,000 was determined based on the closing stock price of the Company’s common stock on the grant date.

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

Item 3. Defaults Upon Senior Securities

In connection with the acquisition of RWJ in September 2017, the Company issued a note payable in the amount of $2,600,000. The note accrues interest at 3.5% per annum, was due on December 31, 2019 and is secured by the assets purchased in the acquisition. This note has not been repaid and is currently in default. On or around January 30, 2019, RWJ Advanced Marketing, LLC, Greg Bauer, and Warren Jackson sued the Company and multiple third and related parties in Superior Court of the State of California - County of Los Angeles, General District in connection with the acquisition of UGopherServices in September 2017. The case number is 19STCV03320. The lawsuit alleges breach of contract, among other causes of action. The Company answered the complaint and filed a cross-complaint against the plaintiffs in the case and third parties on or around February 15, 2019.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

Not Applicable

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1	Certificate of Incorporation of Forex International Trading Corp. (6)
3.2	Bylaws of Forex International Trading Corp. (6)
3.3	Certificate of Designation for Series A Preferred Stock (14)
3.4	Certificate of Designation for Series B Preferred Stock (21)
3.5	Certificate of Designation – Series C Preferred Stock (22)
3.6	Amendment to the Certificate of Designation for the Series B Preferred Stock (25)
3.7	Amendment to the Certificate of Designation for the Series C Preferred Stock(25)
3.8	Certificate of Change filed pursuant to NRS 78.209 (31)
3.9	Articles of Merger filed pursuant to NRS 92.A.200 (31)
3.10	Certificate of Amendment to the Articles of Incorporation of Gopher Protocol Inc. (34)
3.11	Certificate of Change dated July 10, 2019 (67)
3.12	Articles of Merger by and between Gopher Protocol Inc. and GBT Technologies Inc. dated July 10, 2019(67)
3.13	Certificate of Correction to the Certificate of Change (68)
3.14	Certificate of Correction to the Articles of Merger by and between Gopher Protocol Inc. and GBT Technologies Inc. dated July 10, 2019 (68)
3.15	Certificate of Amendment to the Articles of Incorporation of GBT Technologies Inc. dated September 23, 2019 (72)
4.1	Convertible Promissory Note issued by the Company to ATL dated July 8, 2010 (3)
4.2	Secured and Collateralized Promissory Note issued by ATL to the Company dated July 8, 2010 (3)
4.3	Collateral and Security Agreement by and between Forex International Trading Group and ATL dated July 7, 2010 (3)
4.4	Promissory Note issued to Rasel Ltd. Dated October 6, 2009(7)
4.5	Promissory Note issued to Rasel Ltd. Dated October 20, 2009 (7)
4.6	Letter Agreement between Rasel Ltd. and Forex International Trading Corp. dated January 22, 2011 (8)
4.7	Letter Agreement by and between Forex International Trading Group and ATL dated November 8, 2010 (9)
4.8	6% Convertible Note issued to APH (11)
4.9	6% Convertible Debenture issued to HAM dated April 5, 2011 (14)
4.10	Promissory Note dated November 30, 2011 issued to Cordellia dioxo. in the amount of $1,000,000 (18)
4.11	$500,000 Convertible Promissory Note issued by Forex International Trading Corp. (23)
4.12	$400,000 Secured and Collateralized Promissory Note issued by Vulcan Oil & Gas Inc. (23)
4.13	Securities Purchase Agreement dated July 24, 2013 entered with Asher Enterprise Inc. (26)
4.14	Convertible Promissory Note issued to Asher Enterprises Inc. (26)
4.15	10% Convertible Debenture issued to GV Global Communications Inc. (30)
4.16	Amendment to 10% Convertible Promissory Debenture held by GV Global Communications, Inc. (32)
4.17	Series D Preferred Stock Certificate of Designation (32)
4.18	Common Stock Purchase Warrant (40)
4.19	6% Convertible Promissory Note issued by the Company to Guardian Patch LLC dated May 23, 2017 (41)
4.20	Securities Purchase Agreement entered with Crown Bridge Partners, LLC dated June 9, 2017 (42)
4.21	Convertible Promissory Note dated June 9, 2017 issued to Crown Bridge Partners LLC (42)
4.22	Convertible Promissory Note Back End Note dated June 9, 2017 issued to Crown Bridge Partners LLC (42)
4.23	Collateralized Secured Promissory Note Back End Note dated June 9, 2017 issued to Crown Bridge Partners LLC (42)
4.24	Securities Purchase Agreement entered with Eagle Equities, LLC dated June 9, 2017 (42)
4.25	Convertible Promissory Note issued to Eagle Equities, LLC dated June 9, 2017 (42)
4.26	Convertible Promissory Note issued to Eagle Equities, LLC dated June 9, 2017 (Back End Note) (42)
4.27	Form of Collateralized Secured Promissory Note dated June 9, 2017 issued by Eagle Equities, LLC (42)

4.28	Convertible Promissory Note dated June 7, 2017 issued to JSJ Investments Inc. (42)
4.29	Convertible Promissory Note dated June 29, 2017 issued to JSJ Investments Inc. (44)
4.30	Form of Warrant issued to Robert Warren Jackson, Gregory Bauer, Michael Murray and Guardian Patch, LLC dated September 1, 2017 (45)
4.31	Balloon Note payable by Gopher Protocol Inc. to RWJ Advanced Marketing, LLC dated September 1, 2017 (45)
4.32	Securities Purchase Agreement entered with Eagle Equities, LLC dated September 13, 2017 (46)
4.33	Convertible Promissory Note issued to Eagle Equities, LLC dated September 13, 2017(46)
4.34	Convertible Promissory Note issued to Eagle Equities, LLC dated September 13, 2017 (Back End Note) (46)
4.35	Form of Collateralized Secured Promissory Note dated September 13, 2017 issued by Eagle Equities, LLC(46)
4.36	Securities Purchase Agreement dated October 2, 2017 between Gopher Protocol Inc. and Power Up Lending Group Ltd. (47)
4.37	Convertible Promissory Note dated October 2, 2017 issued to Power Up Lending Group Ltd. (47)
4.38	Securities Purchase Agreement entered with Labrys Fund, LP dated October 26, 2017 (49)
4.39	Convertible Promissory Note issued to Labrys Fund, LP dated October 26, 2017 (49)
4.40	Rescission Agreement entered between Gopher Protocol Inc. and Crown Bridge Partners, LLC dated October 23, 2017 (49)
4.41	Securities Purchase Agreement by and between Gopher Protocol Inc. and Eagle Equities, LLC dated December 29, 2017 (50)
4.42	Common Stock Purchase Warrant issued to Eagle Equities, LLC dated December 29, 2017 (50)
4.43	Certificate of Designation of the Preferences, Rights and Limitations of the Series G Convertible Preferred Stock (51)
4.44	Form of Securities Purchase Agreement entered with Bellridge Capital, LLC (52)
4.45	10% Convertible Debenture issued to Bellridge Capital, LLC dated March 2, 2018 (52)
4.46	Common Stock Purchase Warrant issued to Bellridge Capital, LLC dated March 2, 2018 (52)
4.47	Form of Warrant issued to Derron Winfrey, Dennis Winfrey, Mark Garner and JIL Venture dated March 1, 2018 (53)
4.48	Note payable by Gopher Protocol Inc. to ECS, LLC dated March 1, 2018 (53)
4.49	10% Convertible Debenture issued to Bellridge Capital, LP dated April 9, 2018 (54)
4.50	Common Stock Purchase Warrant issued to Bellridge Capital, LP dated April 9, 2018 (54)
4.51	Stock Option issued to Kevin Pickard dated April 16, 2018 (55)
4.52	Stock Option issued to Muhammad Khilji dated April 25, 2018 (56)
4.53	Securities Purchase Agreement by and between Gopher Protocol Inc. and Eagle Equities, LLC dated May 4, 2018 (57)
4.54	Series H Convertible Preferred Stock Certificate of Designation (65)
4.55	6% Convertible Note payable to Pablo Gonzalez dated June 17, 2019 (65)
4.56	Convertible Note payable to Glen Eagles Acquisition LP (66)
4.57	Amendment to Common Stock Purchase Warrant between Gopher Protocol Inc. and Glen Eagles Acquisition LP (66)
10.1	Software Licensing Agreement dated April 12, 2010, by and between Forex International Trading Corp and Triple (1)
10.2	Employment Agreement dated April 23, 2010, by and between Forex International Trading Corp and Darren Dunckel (2)
10.3	Letter Agreement by and between Forex International Trading Corp. and Anita Atlas, dated July 29, 2010 (4)
10.4	Letter Agreement by and between Forex International Trading Corp. and Stewart Reich, dated July 29, 2010 (4)
10.5	Letter Agreement by and between Forex International Trading Corp. and Mr. William Glass, dated August 6, 2010 (5)
10.6	Share Exchange Agreement by and between Forex International Trading Corp. and APH (10)
10.7	Letter Agreement by and between Forex International Trading Corp., APH, Medirad Inc. and Rasel Ltd. (11)
10.8	Letter Amendment by and between Forex International Trading Corp. and William Glass, dated March 4, 2011 (13)
10.9	Letter Amendment by and between Forex International Trading Corp. and Stewart Reich, dated March 4, 2011 (13)
10.10	Employment Agreement by and between Forex International Trading Corp. and Liat Franco, dated March 7, 2011 (13)
10.11	Agreement between Forex International Trading Corp. and APH dated April 5, 2011 (14)

10.12	Conversion Agreement between MP and Forex International Trading Corp. dated April 5, 2011 (14)
10.13	Share Exchange Agreement between Forex International Trading Corp. and dated April 5, 2011 (14)
10.14	Agreement to Unwind and Mutual Release dated as of July 11, 2011 by and between Forex International Trading Corp., Forex NYC and Wheatley Investment Agreement by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)
10.15	Registration Rights Agreement with Centurion by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)
10.16	Intentionally Left Blank
10.17	Settlement Agreement by and between Forex International Trading Corp., A.T. Limited, Watford Holding Inc. and James Bay Holdings, Inc. dated November 1, 2011 (17)
10.18	Settlement and Foreclosure Agreement between Forex International Trading Corp., AP Holdings Limited, H.A.M Group Limited and Cordellia d.o.o.(18)
10.19	Annulment of Share Purchase Agreement dated December 5, 2011 between Triple 8 Limited, AP Holdings Limited, H.A.M Group Limited and 888 Markets (Jersey) Limited (18)
10.20	Promissory Note issued to Forex International Trading Corp. dated December 13, 2011 (19)
10.21	Stock Pledge Agreement executed by Fortune Market Media Inc. dated December 13, 2011 (19)
10.22	Conversion Agreement between the Company and GV Global Communications, Inc. (22)
10.23	Agreement by and between and Direct JV Investments Inc., Forex International Trading Corporation and Vulcan Oil & Gas Inc. dated January 7, 2013 (23)
10.24	Evaluation License Agreement dated September 2, 2013, by and between Forex International Trading Corp and Micrologic Design Automation, Inc. (27)
10.25	Letter Agreement dated January 2, 2014, by and between Forex International Trading Corp and Micrologic Design Automation, Inc. (28)
10.26	Settlement Agreement by and between Forex International Trading Corp. and Leova Dobris dated November 14, 2014 (29)
10.27	Exchange Agreement by and between Forex International Trading Corp. and Vladimir Kirish dated January 22, 2015 (30)
10.28	Exchange Agreement by and between Forex International Trading Corp. and GV Global Communications Inc. dated January 22, 2015 (30)
10.29	Agreement by and between Forex International Trading Corp. and Fleming PLLC dated January 22, 2015 (30)
10.30	Territorial License Agreement dated March 4, 2015, by and between Gopher Protocol Inc. and Hermes Roll LLC (32)
10.31	Amended and Restated Territorial License Agreement dated June 16, 2015 by and between Gopher Protocol Inc. and Hermes Roll LLC (35)
10.32	Letter Agreement dated August 20, 2015 by and between Gopher Protocol Inc. and Dr. Danny Rittman (36)
10.33	Consulting Agreement dated August 11, 2015, by and between Gopher Protocol Inc. and Michael Korsunsky (37)
10.34	Letter Agreement dated March 14, 2016 by and between Gopher Protocol Inc. and Dr. Danny Rittman. (38)
10.35	Amended and Restated Employment Agreement by and between Gopher Protocol Inc. and Dr. Danny Rittman dated April 19, 2016 (39)
10.36	Consulting Agreement dated September 10, 2016, by and between Gopher Protocol Inc. and Waterford Group LLC (40)
10.37	Conversion Agreement between the Company and Guardian Patch LLC dated May 23, 2017 (41)
10.38	Lock-Up and Leak-Out Agreement between the Company and Guardian Patch LLC dated June 26, 2017 (43)
10.39	Lock-Up and Leak-Out Agreement between the Company and Stanley Hills LLC dated June 29, 2017 (43)
10.40	Letter Agreement between the Company and Danny Rittman dated June 29, 2017 (43)
10.41	Asset Purchase Agreement between Gopher Protocol Inc. and RWJ Advanced Marketing, LLC dated September 1, 2017 (45)
10.42	Addendum to Asset Purchase Agreement between Gopher Protocol Inc. and RWJ Advanced Marketing, LLC dated September 1, 2017 (45)
10.43	Employment Agreement between Gopher Protocol Inc. and Gregory Bauer dated September 1, 2017 (45)
10.44	Consulting Agreement between Gopher Protocol Inc. and Guardian Patch, LLC dated September 1, 2017 (45)
10.45	Rescission Agreement between Gopher Protocol Inc. and Eagle Equities LLC dated December 31, 2017 (51)

10.46	Amendment of Lock-Up and Leak-Out Agreement between Gopher Protocol Inc. and Stanley Hills, LLC dated December 29, 2017(51)
10.47	Amendment of Lock-Up and Leak-Out Agreement between Gopher Protocol Inc. and Guardian Patch, LLC dated December 29, 2017(51)
10.48	Asset Purchase Agreement between Gopher Protocol Inc. and ECS Prepaid LLC dated March 1, 2018 (53)
10.49	Employment Agreement between Gopher Protocol Inc. and Derron Winfrey dated March 1, 2018(53)
10.50	Employment Agreement between Gopher Protocol Inc. and Mark Garner dated March 1, 2018(53)
10.51	Consulting Agreement between Gopher Protocol Inc. and J.I.L. Venture LLC dated March 1, 2018(53)
10.52	Executive Retention Agreement by and between Gopher Protocol Inc. and Kevin Pickard dated April 16, 2018 (55)
10.53	Indemnification Agreement by and between Gopher Protocol Inc. and Kevin Pickard dated April 16, 2018 (55)
10.54	Director Agreement by and between Gopher Protocol Inc. and Muhammad Khilji dated April 25, 2018 (56)
10.55	Indemnification Agreement by and between Gopher Protocol Inc. and Muhammad Khilji dated April 25, 2018 (56)
10.56	Director Agreement by and between Gopher Protocol Inc. and Robert Yaspan dated May 17, 2018 (58)
10.57	Director Agreement by and between Gopher Protocol Inc. and Judit Nagypal dated May 17, 2018 (58)
10.58	Director Agreement by and between Gopher Protocol Inc. and Ambassador Siegel dated May 17, 2018 (58)
10.59	Director Agreement by and between Gopher Protocol Inc. and Eva Bitter dated June 18, 2018 (59)
10.60	Employment Agreement by and between Gopher Protocol Inc. and Douglas L. Davis dated July 23, 2018 (60)
10.61	Director Agreement by and between Gopher Protocol Inc. and Mitchell K. Tavera dated July 31, 2018 (61)
10.62	Agreement between Gopher Protocol Inc. and Mobiquity Technologies, Inc. dated September 4, 2018 (62)
10.63	Consulting Agreement between Gopher Protocol Inc. and Consul Group RE 2021, SRL dated September 5, 2018 (62)
10.64	Exclusive Intellectual Property License and Royalty Agreement between Gopher Protocol Inc. and GBT Technologies, S.A. dated September 14, 2018 (63)
10.65	Letter Agreement between Gopher Protocol Inc. and Dr. Danny Rittman dated September 14, 2018 (63)
10.66	Exchange Agreement entered into between Gopher Protocol Inc., Altcorp Trading LLC, GBT Technologies, S.A., a Costa Rica company and Pablo Gonzalez dated June 17, 2019 (65)
10.67	Consulting Agreement entered into between Gopher Protocol Inc. and Glen Eagles Acquisition LP (66)
10.68	Letter Agreement between Mobiquity Technologies, Inc. and GBT Technologies Inc. executed August 2, 2019 Delivered August 6, 2019 (69)
10.69	Stock Purchase Agreement between Mobiquity Technologies, Inc. and GBT Technologies Inc. Dated September 10, 2019 (71)
1070	Stock Purchase Agreement between Marital Trust GST Subject U/W/O Leopold Salkind and GBT Technologies Inc. dated September 10, 2019 (71)
10.71	Stock Purchase Agreement between Dr. Gene Salkind and GBT Technologies Inc. dated September 10, 2019 (71)
10.72	Stock Purchase Agreement between Deepanker Katyal and GBT Technologies Inc. dated September 10, 2019 (71)
10.73	Joint Venture Agreement by and between GBT Technologies Inc. and BitSpeed LLC dated October 10, 2019 (73)
10.74	Consulting Agreement by and between Douglas L. Davis and GBT BitSpeed Corp. dated October 10, 2019 (73)
10.75	Letter Agreement between GBT Technologies Inc. and Stanley Hills LLC dated February 26, 2020 (74)
10.76	Amendment to Promissory Note between GBT Technologies Inc. and Iliad Research and Trading, L.P. dated February 27, 2020 (74)
10.77	Order dated February 27, 2020 issued by the United States District Court District of Nevada (74)
10.78	Joint Venture and Territorial License Agreement by and between GBT Technologies Inc. and Tokenize-It S.A. dated March 6, 2020 (75)
10.79	Consulting Agreement by and between Pablo Gonzalez and GBT Tokenize Corp. dated March 6, 2020 (75)
10.80	Pledge Agreement by and between GBT Tokenize Corp. and Tokenize-It S.A., dated March 6, 2020 (75)
16.1	Letter from Alan R. Swift, CPA, P.A. (33)

16.2	Letter from Anton & Chia, LLP (48)
21.1	List of Subsidiaries (70)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

16.2	Letter from Anton & Chia, LLP (48)
21.1	List of Subsidiaries (70)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002..
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2010
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 28, 2010
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 13, 2010
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 3, 2010
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 9, 2010
(6)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 9, 2009.
(7)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on November 2, 2009.
(8)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on January 29, 2010.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 22, 2010
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 17, 2010
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2011
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 2, 2011
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 9, 2011
(14)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 6, 2011
(15)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 20, 2011
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 29, 2011
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 9, 2011
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 12, 2011
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 16, 2011
(20)	Incorporated by referenced to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 13, 2012
(21)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 14, 2012
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 27, 2012.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 9, 2013.
(24)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2013.
(25)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 20, 2012.

(26)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 1, 2013.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 4, 2013.
(28)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2014.
(29)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 20, 2014
(30)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 27, 2015
(31)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 18, 2015
(32)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 12, 2015
(33)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 24, 2015
(34)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 1, 2015
(35)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 16, 2015
(36)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 21, 2015
(37)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 28, 2015
(38)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2016
(39)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2016
(40)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 13, 2016
(41)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 26, 2017
(42)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 13, 2017
(43)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 30, 2017
(44)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 7, 2017
(45)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 7, 2017
(46)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 22, 2017
(47)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 10, 2017
(48)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 27, 2017
(49)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 30, 2017
(50)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 2, 2018
(51)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2018
(52)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 6, 2018
(53)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 21, 2018
(54)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 13, 2018
(55)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 18, 2018

(56)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 26, 2018.
(57)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 8, 2018.
(58)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 22, 2018.
(59)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 22, 2018.
(60)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 24, 2018.
(61)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 31, 2018.
(62)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 9, 2018.
(63)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 18, 2018.
(64)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 13, 2018.
(65)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on June 19, 2019.
(66)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on July 12, 2019.
(67)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on July 15, 2019.
(68)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 5, 2019.
(69)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 7, 2019.
(70)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 15, 2019.
(71)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 16, 2019.
(72)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 25, 2019.
(73)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 16, 2019.
(74)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 2, 2020.
(75)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 11, 2020.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

GBT TECHNOLOGIES INC. (Registrant)

Date: June 26, 2020	By:	/s/ Mansour Khatib
Mansour Khatib
Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

