Form 10-Q
period 2020-06-30
GBT Technologies Inc.
filed 2020-08-12
CIK 1471781

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Issuer’s telephone number: 888-685-7336

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: Not applicable.

Title of each class	Trading Symbol	Name of each exchange on which registered
Not applicable.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.00001 par value	180,824,952 Common Shares
(Class)	(Outstanding at August 4, 2020)

GBT TECHNOLOGIES INC.

i

Item 1: Condensed consolidated financial statements

GBT TECHNOLOGIES INC. (FORMERLY GOPHER PROTOCOL, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current Assets:
Cash	$315,945	$59,634
Accounts receivable	87,449	89,123
Other receivable	500,000
Marketable equity security	1,484,048	1,000,000
Total current assets	2,387,442	1,148,757

Property and equipment, net	75,523	117,686
Convertible note receivable	-	4,000,000

Total assets	$2,462,965	$5,266,443

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses (including related parties of $919,573 and $845,513)	$3,660,061	$2,965,682
Accrued settlement	4,090,057	4,090,057
Convertible notes payable, net of discount of $1,494,636 and $0	2,177,764	-
Note payable, net of discount of $0 and $47,671	2,600,000	5,923,590
Derivative liability	4,810,131	-
Total current liabilities	17,338,013	12,979,329

Convertible notes payable	10,000,000	11,000,000
Note payable	150,000	-

Total liabilities	27,488,013	23,979,329

Contingencies	-	-

Stockholders’ Equity (Deficit):
Series B Preferred stock, $0.00001 par value; 20,000,000 shares authorized; 45,000 and 45,000 shares issued and outstanding at June 30, 2020 and December 31, 2019	-	-
Series C Preferred stock, $0.00001 par value; 10,000 shares authorized; 700 and 700 shares issued and outstanding at June 30, 2020 and December 31, 2019	-	-
Series D Preferred stock, $0.00001 par value; 100,000 shares authorized; 0 and 0 shares issued and outstanding at June 30, 2020 and December 31, 2019	-	-
Series G Preferred stock, $0.00001 par value; 2,000,000 shares authorized; 0 and 0 shares issued and outstanding at June 30, 2020 and December 31, 2019	-	-
Series H Preferred stock, $0.00001 par value ($500.00 stated value); 40,000 shares authorized; 20,000 and 20,000 shares issued and outstanding at June 30, 2020 and December 31, 2019	-	-
Common stock, $0.00001 par value; 100,000,000,000 shares authorized; 162,117,340 and 16,536,351 shares issued and outstanding at June 30, 2020 and December 31, 2019	5,914	4,310
Treasury stock, at cost; 1,040 shares at December 31, 2019 and 2018	(643,059)	(643,059)
Stock loan receivable	(7,610,147)	(7,610,147)
Additional paid in capital	249,482,898	242,192,461
Accumulated deficit	(266,260,654)	(252,656,451)
Total stockholders’ equity (deficit)	(25,025,048)	(18,712,886)
Total liabilities and stockholders’ equity (deficit)	$2,462,965	$5,266,443

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC. (FORMERLY GOPHER PROTOCOL, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Sales:
Sales	$4,029,102	$5,210,956	$8,291,842	$9,757,961
Related party sales	45,000	45,000	90,000	90,000
Total sales	4,074,102	5,255,956	8,381,842	9,847,961

Cost of goods sold	3,855,309	5,021,450	7,900,122	9,348,866

Gross profit	218,793	234,506	481,720	499,095

Operating expenses:
General and administrative expenses	705,329	1,468,777	1,336,463	4,758,196
Marketing expenses	5,756	188,434	24,055	717,824
Acquisition costs	-	-	-	150,000
Impairment of assets	-	-	5,500,000	-
Total operating expenses	711,085	1,657,211	6,860,518	5,626,020

Loss from operations	(492,292)	(1,422,705)	(6,378,798)	(5,126,925)

Other income (expense):
Amortization of debt discount	(1,590,751)	(1,049,642)	(2,717,518)	(2,580,121)
Change in fair value of derivative liability	409,561	(98,645,323)	(1,040,371)	(101,890,733)
Interest expense and financing costs	(340,262)	(1,192,060)	(1,701,564)	(5,924,235)
Unrealized gain (loss) on marketable equity security	97,381	(10,882,912)	(85,952)	(5,682,912)
Realized gain (loss) on disposal of marketable equity security	(250,000)	3,582,912	(250,000)	3,582,912
Loss on exchange of assets	(1,430,000)	-	(1,430,000)
Equity income (loss) in investment	-	(36,559)		(36,559)
Interest income	-	93,750	-	187,500
Total other income (expense)	(3,104,071)	(108,129,834)	(7,225,405)	(112,344,148)

Loss before income taxes	(3,596,363)	(109,552,539)	(13,604,203)	(117,471,073)

Income tax expense	-	-	-	-

Loss from continuing operations	(3,596,363)	(109,552,539)	(13,604,203)	(117,471,073)

Discontinued operations:
Loss from operations of discontinued operations	-	(92,836)	-	(280,162)
	-	(92,836)	-	(280,162)

Net loss	$(3,596,363)	$(109,645,375)	$(13,604,203)	$(117,751,235)

Weighted average common shares outstanding:
Basic and diluted	173,676,115	2,122,107	108,935,194	2,076,625

Net loss per share (basic and diluted):
Continuing operations	$(0.02)	$(51.62)	$(0.12)	$(56.57)
Discontinued operations	-	(0.04)	-	(0.13)
	$(0.02)	$(51.67)	$(0.12)	$(56.70)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC. (FORMERLY GOPHER PROTOCOL, INC.)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series G Convertible Preferred Stock		Series H Convertible Preferred Stock		Common Stock		Treasury Stock		Stock Loan	Additional Paid-in	Accumulated	Total Stockholders’ Equity/
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	(Deficit)
Balance, December 31, 2019	45,000	$-	700	$-	-	$-	-	$-	20,000	$-	16,536,351	$4,310	$1,040	$(643,059)	$(7,610,147)	$242,192,461	$(252,656,451)	$(18,712,886)

Common stock issued for conversion of convertible debt	-	-	-	-	-	-	-	-	-	-	45,580,989	455	-	-	-	509,434	-	509,889
Common stock issued for joint venture	-	-	-	-	-	-	-	-	-	-	100,000,000	1,000	-	-	-	5,499,000		5,500,000
Fair value of beneficial conversion feature of converted	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,021,001	-	1,021,001
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(10,007,840)	(10,007,840)

Balance, March 31, 2020	45,000	-	700	-	-	-	-	-	20,000	-	162,117,340	$5,765	1,040	(643,059)	(7,610,147)	249,221,896	(262,664,291)	(21,689,836)

Common stock issued for conversion of convertible debt	-	-	-	-	-	-	-	-	-	-	14,873,256	149	-	-	-	114,851	-	115,000
Fair value of beneficial conversion feature of converted	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	146,151	-	146,151
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,596,363)	(3,596,363)

Balance, June 30, 2020	45,000	$-	700	$-	-	$-	-	$-	20,000	$-	176,990,596	$5,914	$1,040	$(643,059)	$(7,610,147)	$249,482,898	$(266,260,654)	$(25,025,048)

Balance, December 31, 2018	45,000	$-	700	$-	-	$-	-	$-	-	$-	1,822,243	$3,822	$1,040	$(643,059)	$-	$81,306,958	$(66,151,332)	$14,516,389

Common stock issued for services	-	-	-	-	-	-	-	-	-	-	3,000	3	-	-	-	134,697		134,700
Common stock issued for conversion of convertible debt and accrued interest	-	-	-	-	-	-	-	-	-	-	51,586	52	-	-	-	982,202	-	982,254
Common stock issued for stock loan	-	-	-	-	-	-	-	-	-	-	200,267	200	-	-	(7,610,147)	7,609,947	-	-
Stock options issued for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	694,816	-	694,816
Fair value of beneficial conversion feature of converted/debt repaid	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,018,302	-	2,018,302
Relative fair value of warrants issued with convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,634,760	-	1,634,760
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(8,105,860)	(8,105,860)

Balance, March 31, 2019	45,000	-	700	-	-	-	-	-	-	-	2,077,096	4,077	1,040	(643,059)	(7,610,147)	94,381,682	(74,257,192)	11,875,361

Common stock issued for services	-	-	-	-	-	-	-	-	-	-	6,500	7	-	-	-	101,193		101,200
Common stock issued for penalty	-	-	-	-	-	-	-	-	-	-	59,820	59	-	-	-	975,006		975,065
Common stock issued for conversion of convertible debt and accrued interest	-	-	-	-	-	-	-	-	-	-	23,176	23	-	-	-	437,857	-	437,880
Series H preferred stock issued for acquisition	-	-	-	-	-	-	-	-	20,000	-	-	-	-	-	-	10,000,000	-	10,000,000
Stock options issued for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	71,988	-	71,988
Fair value of beneficial conversion feature of converted/debt repaid	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	246,276	-	246,276
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(109,645,375)	(109,645,375)

Balance, June 30, 2019	45,000	$-	700	$-	-	$-	-	$-	20,000	$-	2,166,592	$4,166	$1,040	$(643,059)	$(7,610,147)	$106,214,002	$(183,902,567)	$(85,937,605)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC. (FORMERLY GOPHER PROTOCOL, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2020	2019

Cash Flows From Operating Activities:
Net loss	$(13,604,203)	$(117,751,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	46,363	55,357
Amortization of intangible assets	-	237,532
Amortization of debt discount	2,717,518	2,580,121
Change in fair value of derivative liability	1,040,371	101,890,733
Financing cost	803,029	4,356,699
Shares issued for services	-	235,900
Shares issued for penalty		975,065
Convertible note issued for penalty	242,712	-
Warrants issued for services	-	766,804
Impairment of assets	5,500,000	-
Unrealized (gain) loss on market equity security	85,952	5,682,912
Realized gain on disposal ofmarket equity security	250,000	(3,582,912)
Loss on exchange of assets	1,430,000	-
Equity loss in investment	-	36,559
Convertible note receivable exchanged for services	200,000	-
Changes in operating assets and liabilities:
Accounts receivable	1,674	(518,796)
Prepaid expenses	-	(171,500)
Accounts payable and accrued expenses	942,650	614,706
Unearned revenue	-	(4,419)
Due to Guardian, LLC	-	(669,127)
Net cash used in operating activities	(343,934)	(5,265,601)

Cash Flows From Investing Activities:
Purchase of property and equipment	(4,200)	(9,246)
Cash paid for investment	-	(1,200,000)
Net cash used in investing activities	(4,200)	(1,209,246)

Cash Flows From Financing Activities:
Issuance of convertible notes	285,806	3,000,000
Issuance of note payable	318,639	2,165,000
Payment on note payable	-	(99,256)
Net cash provided by financing activities	604,445	5,065,744

Net decrease in cash	256,311	(1,409,103)

Cash, beginning of period	59,634	1,863,510

Cash, end of period	$315,945	$454,407

Cash paid for:
Interest	$-	$744
Income taxes	$-	$-

Supplemental non-cash investing and financing activities
Debt discount	$4,164,483	$3,636,000
Transfer of derivative liability to equity	$1,167,152	$2,264,578
Convertible notes issued for notes payable and accrued interest	$3,738,171	$-

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

The unaudited condensed consolidated financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to such rules and regulations. The results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results expected for the year ending December 31, 2020.

Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Stock Splits

On August 5, 2019, the Company effectuated a 1 for 100 reverse stock split. The share and per share information has been retroactively restated to reflect this reverse stock split.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $266,260,654 and has a working capital deficit of $14,950,571 as of June 30, 2020, and is in default on a note payable and other obligations, which raises substantial doubt about its ability to continue as a going concern.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, UGopherServices Corp; the Company’s 50% owned subsidiaries GBT BitSpeed Corp. and GBT Tokenize Corp; Gopher Protocol UK Limited (currently inactive); the Company’s 50% owned subsidiary, Gopher Protocol Costa Rica Sociedad De Responabilidad Limitada (currently inactive), and Altcorp Trading LLC, a Costa Rica company. All significant intercompany transactions and balances have been eliminated.

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly-liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company grants credit to establishments (such as convenience stores) that sell the Company’s products under credit terms that it believes are customary in the industry and do not require collateral to support customer receivables. The accounts receivable balances are generally collected within 10 days of the product sale and the Company has minimal bad debts. The Company currently does not provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal receivable terms vary from 7-30 days after the issuance of the invoice and typically would be considered past due when the term expires. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. The Company’s allowance for doubtful accounts was $0 and $0 at June 30, 2020 and December 31, 2019, respectively.

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

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

Long-Lived Assets

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at June 30, 2020 and December 31, 2019, the Company believes there was no impairment of its long-lived assets.

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

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of June 30, 2020, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

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

At June 30, 2020 and December 31, 2019, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

	Fair Value As of	Fair Value Measurements at
	June 30,	June 30, 2020
Description	2020	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Marketable equity security	$1,484,048	$-	$1,484,048	$-

Conversion feature on convertible notes	$4,810,131	$-	$4,810,131	$-

	Fair Value As of	Fair Value Measurements at
	December 31,	December 31, 2019
Description	2019	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Marketable equity security	$1,000,000	$-	$1,000,000	$-

Treasury Stock

Treasury stock is recorded at cost. The re-issuance of treasury shares is accounted for on a first in, first-out basis and any difference between the cost of treasury shares and the re-issuance proceeds are charged or credited to additional paid-in capital.

Stock Loan Receivable

On January 8, 2019, the Company entered into a Stock Pledge Agreement with Latin American Exchange Latinex Casa de Cambio, S.A., a Costa Rica corporation (“Latinex”), to provide that Latinex may maintain its required regulatory capital as required by various regulators. The Company has pledged 200,267 restricted shares of its common stock valued at $7,610,147 (based on the closing price on the grant date) for a term of three years in consideration of an annual payment of $375,000 paid in quarterly installments of $93,750. In lieu of cash payment, Latinex may pay the Company in virtual currency of WISE Network S.A. valued at a 50% discount of its offering price of $10 per token. In the event that Latinex’s required capital has decreased below $5,000,000, Latinex is permitted to sell the pledged shares of common stock only in an amount to ensure that Latinex can satisfy the required capital levels. The Company must consent to such sale of the shares of common stock, which may not be unreasonably withheld. Upon expiration of the agreement, the remaining shares of common stock shall be returned to the Company free and clear of all liens. The Company has recorded the value of these shares of common stock as a stock loan receivable which is presented as a contra-equity account in the accompanying consolidated balance sheets. At December 31, 2019, the Company wrote off the accrued interest income as Latinex did not perform any payment and the Company has no mean to enforce this payment. Latinex agreed in principal to return the pledged 200,267 restricted shares to the Company for cancellation. The 200,267 restricted shares have not yet been returned to the Company as of June 30, 2020.

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

Unearned revenue

Unearned revenue represents the net amount received for the purchase of products that have not seen shipped to the Company’s customers. In 2018, the Company ran pre-sales efforts for its pet tracker product and received prepayments for its product. In addition, during 2018, the Company received $200,000 in connection with an intellectual property license and royalty agreement (see Note 14). At December 31, 2019, the Company determined that the unearned revenue would not likely result in the recognition of revenue; therefore, $249,094 of unearned revenue was reclassified to accrued expenses at June 30, 2020 and December 31, 2019.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

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

	June 30,	December 31,
	2020	2019
Series B preferred stock	30	30
Series C preferred stock	8	8
Series H preferred stock	1,000,000	1,000,000
Warrants	19,650,167	19,654,167
Convertible notes	314,866,642	1,100,000
Total	335,516,847	21,754,205

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of June 30, 2020, through the date which the condensed consolidated financial statements are issued. Based upon the review, other than described in Note 16 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

The operating results for ECS Prepaid, Electronic Check Services and the Central State Legal Services have been presented in the accompanying consolidated statement of operations for the three and six months ended June 30, 2020 and 2019 as discontinued operations and are summarized below:

	Three Months Ended June 30,
	2020	2019
Revenue	$-	$7,175,818
Cost of revenue	-	6,915,406
Gross Profit	-	260,412
Operating expenses	-	353,248
Loss from operations	-	(92,836)
Other income (expenses)	-	-
Net loss	$-	$(92,836)

	Six Months Ended June 30,
	2020	2019
Revenue	$-	$15,977,126
Cost of revenue	-	15,561,275
Gross Profit	-	415,851
Operating expenses	-	696,010
Loss from operations	-	(280,159)
Other income (expenses)	-	(3)
Net loss	$-	$(280,162)

As a result of this transaction, the Company recognized a gain on the disposition of discontinued operations of $1,381,803 in 2019.

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

Note 4 - Property and Equipment, Net

Property and equipment consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019

Furniture	$33,739	$33,739
Computers and equipment	23,316	23,316
POSA machines	292,095	287,895
	349,150	344,950
Less accumulated depreciation	(273,627)	(227,264)
Property and equipment, net	$75,523	$117,686

Depreciation expense for the six months ended June 30, 2020 and 2019 was $46,363 and $55,357, respectively.

Note 5 – Investment in. Surge Holdings, Inc. and Mobiquity Technologies, Inc.; Convertible Note Receivable

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

On or about June 23, 2020, the Company entered into agreements with SURG and Glen Eagles Acquisition LP (“Glen”) into series of agreements regarding the $4,000,000 SURG Note for which the SURG Note has been converted in full into 5,500,000 restricted stock of SURG (“Issued Shares”) along with an additional 22,000,000 SURG shares reserved for the benefit of the Company as a true up of shares to secure the value of the Issued Shares as $2,750,000. The Company agreed that the Issued Shares will be restricted for a year. As a result of the exchange of $2,750,000 of the SURG Note for 5,500,000 shares of SURG common stock, the Company recognized a loss of $1,430,000.

Glen converted in full its $1,000,000 convertible note that was issued by the Company on July 8, 2019, plus $50,000 of accrued interest into $1,050,000 of a SURG Note via an assignment of a portion ($1,050,000 of a $4,000,000 face value) of the $4,000,000 SURG Note. In addition, the Company entered into a consulting agreement with Glen for which the Company shall pay to Glen $200,000 via an assignment of a portion ($200,000 of a $4,000,000 face value) of the $4,000,000 SURG Note. (See Note 8) Glen in turn will convert all its $1,250,000 considerations received into 2,500,000 SURG shares.

On or about June 23, 2020, Stanley Hills LLC (“Stanley”) which holds a pledge of 3,333,333 shares of SURG common stock (See Note 8) via its manager/member (“Stanley’s Member”), acting as an agent for the Company, entered into an agreement with SURG, its transfer agent and an escrow officer for which it was agreed that 3,333,333 SURG shares will be cancelled for consideration of up to $700,000. The amount of $500,000 was paid on June 23, 2020 into a lawyer’s trust account, and 2,380,952 of SURG shares have been sent for cancelation. Regarding the remaining 952,381 shares, see Note 16.

As of June 30, 2020, the Company’s investment in SURG consisted of 6,452,381 shares of SURG common stock which was valued at $1,484,048.

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

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

On September 10, 2019, the Company entered into (i) a Stock Purchase Agreement with Mobiquity pursuant to which the Company agreed to return 15,000,000 shares of Mobiquity common stock to Mobiquity in exchange for 110,000 shares of common stock of the Company, (ii) a Stock Purchase Agreement with Marital Trust GST Subject U/W/O Leopold Salkind (“Salkind Trust”) pursuant to which the Company agreed to sell 7,000,000 shares of Mobiquity common stock to Salkind Trust in consideration of $67,200, (iii) Stock Purchase Agreement with Dr. Gene Salkind (“Salkind”) pursuant to which the Company agreed to sell 28,000,000 shares of Mobiquity common stock to Salkind in consideration of $268,000 and (iv) a Stock Purchase Agreement with Deepanker Katyal (“Katyal”) pursuant to which the Company agreed to sell 10,000,000 shares of Mobiquity common stock to Katyal in consideration of 90,000 shares of common stock of the Company. The closing of the agreements occurred on September 13, 2019. As a result of these transactions, the Company realized a loss on the sale of Mobiquity common stock of $3,673,595. At June 30, 2020 and December 31, 2019, the Company owned no shares of Mobiquity common stock.

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

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

The Company accounted for its investment in GBT-CR using the equity method of accounting; however, in 2020, the Company owned less than 20% of and exercised no control over GBT-CR; therefore, this investment is currently accounted for under the cost method. Moreover, on March 19, 2020, California Governor Gavin Newsom issued a stay at home order to protect the health and well-being of all Californians and to establish consistency across the state in order to slow the spread of COVID-19. California was therefore under strict quarantine control and travel has been severely restricted, resulting in disruptions to work, communications, and access to files (due to limited access to facilities). As such, the Company was unable to access or to contact GBT-CR on an on-going basis, and cannot get information about GBT-CR.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

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

Note 8 – Convertible Notes Payable

Convertible notes payable at June 30, 2020 and December 31, 2019 consist of the following:

	June 30,	December 31,
	2020	2019
Convertible note payable to GBT Technologies	$10,000,000	$10,000,000
Convertible note payable to Glen Eagle	-	1,000,000
Convertible note payable to Power Up	183,600	-
Convertible note payable to Stanley Hills	1,001,817	-
Convertible note payable to Iliad	2,486,983	-
Total convertible notes payable	13,672,400	11,000,000
Unamortized debt discount	(1,494,636)	-
Convertible notes payable	12,177,764	11,000,000
Less current portion	(2,177,764)	-
Convertible notes payable, long-term portion	$10,000,000	$11,000,000

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

Glen Eagles Acquisition LP

On July 8, 2019, the Company entered a Consulting Agreement with Glen Eagles Acquisition LP (“Glen”) as consultant to provide services in connection with the Company’s acquisition of 25% of GBT Technologies, S.A., a Costa Rican corporation (“GBT-CR”). Consultant will provide analysis, interaction with related professional and other services as requested by the Company to integrate and expand capabilities between GBT-CR and the Company. The Company shall pay Glen $1,000,000 through the issuance of a 6% Convertible Note. At the election of Glen, the Convertible Note can be converted into a maximum of 2,000 shares of Series H Preferred Stock. Each share of Series H Preferred Stock is convertible, at the option of the holder but subject to the Company increasing its authorized shares of common stock, into such number of shares of common stock of the Company as determined by dividing the Stated Value ($500 per share) by the conversion price ($10.00 per share).  The Series H Preferred Stock has no liquidation preference, does not pay dividends and the holder of Series H Preferred Stock shall be entitled to one vote for each share of common stock that the Series H Preferred Stock may be convertible into. In addition, the Company entered into an Amendment of a Common Stock Purchase Warrant held by Glen to acquire nine million shares of common stock that had been assigned to Glen by Guardian Patch LLC. Pursuant to the amendment, the Company agreed to provide that the Common Stock Purchase Warrant may be exercised on a cashless basis and provided a beneficial ownership limitation of 4.99%.

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

On or about June 23, 2020, the Company entered into agreements with SURG and Glen Eagles Acquisition LP (“Glen”) into series of agreements regarding the $4,000,000 SURG Note. (See Note 5) Glen converted in full its $1,000,000 convertible note that was issued by the Company on July 8, 2019 plus $50,000 of accrued interest, into $1,050,000 of a SURG Note via an assignment of a portion ($1,050,000 of a $4,000,000 face value) of the $4,000,000 SURG Note. In addition, the Company entered into a consulting agreement with Glen for which the Company shall pay to Glen $200,000 via an assignment of a portion ($200,000 of a $4,000,000 face value) of the $4,000,000 SURG Note. Glen in turn will convert all its $1,250,000 considerations received into 2,500,000 SURG shares.

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

Stanley Hills LLC

The Company entered into a series of loan agreements with Stanley Hills LLC (“Stanley”) pursuant to which it received more than $1,000,000 in loans (the “Debt”) since May 2019 up to December 2019. On February 26, 2020, in order to induce Stanley to continue to provide funding, the Company and Stanley entered into a letter agreement providing that the current note payable balance due to Stanley (See Note 9) in the amount of $1,214,900 may be converted into shares of common stock of the Company at a conversion price equal to 85% multiplied by the lowest one trading price for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date. Stanley has agreed to restrict its ability to convert the Debt and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. During the first quarter of 2020, Stanley converted $345,889 of its convertible note into 36,756,267 shares of the Company’s common stock, and during the second quarter of 2020, Stanley loaned the Company an additional $132,806. The balance of the Stanley debt at June 30, 2020 was $1,001,817. The Stanley debt is secured via a pledge agreement on the SURG shares (See Note 16).

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

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

On February 27, 2020, the Company and Iliad entered to an Amendment to the Iliad Note (See Note 9) pursuant to which the maturity date of the Iliad Note was extended to August 27, 2020, provided that the Debt may be converted into shares of common stock of the Company at a conversion price equal to 80% multiplied by the lowest trading daily VWAP for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date, provided for the payment by the Company to Iliad of an extension fee equal to 7.5% of the outstanding balance of the Iliad Note resulting in a new balance of the Iliad Note of $2,765,983 and provided that the Company’s failure to deliver shares of common stock within three trading days of a conversion would result in an event of default. Iliad has agreed to restrict its ability to convert the Iliad Note and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock. During the six months ended June 30, 2020, Iliad converted $279,000 of its convertible note to 23,697,978 shares of the Company’s common stock. The balance of the Iliad debt at June 30, 2020 was $2,486,983. For additional extension of maturity date, see Note 16.

Discounts on convertible notes

The Company recognized interest expense of $2,669,847 and $2,479,025 during the six months ended June 30, 2020 and 2019, respectively, related to the amortization of the debt discount on convertible notes. The unamortized debt discount at June 30, 2020 was $1,494,636.

A roll-forward of the convertible notes payable from December 31, 2019 to June 30, 2020 is below:

Convertible notes payable, December 31, 2019	$11,000,000
Issued for cash	285,806
Exchange of convertible note for other company assets	(1,000,000)
Notes payable converted to convertible notes	3,980,883
Original issue discount	30,600
Conversion to common stock	(624,889)
Debt discount related to new convertible notes	(4,164,483)
Amortization of debt discounts	2,669,847
Convertible notes payable, June 30, 2020	$12,177,764

Note 9 - Note Payable

Notes payable at June 30, 2020 and December 31, 2019 consist of the following:

	June 30, 2020	December 31, 2019
RWJ acquisition note	$2,600,000	$2,600,000
Promissory note to Iliad	-	2,325,000
Promissory note to Stanley Hills	-	1,046,261
SBA loan	150,000	-
Total notes payable	2,750,000	5,971,261
Unamortized debt discount	-	(47,671)
Notes payable	2,750,000	5,923,590
Less current portion	(2,600,000)	-
Notes payable, long-term portion	$150,000	$5,923,590

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

RWJ Acquisition Note

In connection with the acquisition of RWJ in September 2017, the Company issued a note payable. The note accrues interest at 3.5% per annum, was due on December 31, 2019 and is secured by the assets purchased in the acquisition. This note has not been repaid as of June 30, 2020. (See Note 14).

SBA Loan

On June 22, 2020, the Company received a loan from the Small Business Administration under the Economic Injury Disaster Loan program related to the COVID-19 relief efforts. The loan bears interest at 3.75% per annum, requires monthly payments of $731 after 12 months from funding and is due 30 years from the date of issuance.

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

On February 27, 2020, the Company and Iliad entered to an Amendment to the Iliad Note pursuant to which the maturity date of the Iliad Note was extended to August 27, 2020, provided that the Debt may be converted into shares of common stock of the Company at a conversion price equal to 80% multiplied by the lowest trading daily VWAP for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date, provided for the payment by the Company to Iliad of an extension fee equal to 7.5% of the outstanding balance of the Iliad Note resulting in a new balance of the Iliad Note of $2,765,983 which has been reclassified to convertible notes payable. (See Note 8)

Stanley Hills

The Company issued promissory notes with Stanley Hills for funds received as working capital. The notes accrue interest at 10% per annum and were due on February 9, 2020. On February 26, 2020, in order to induce Stanley to continue to provide funding, the Company and Stanley entered into a letter agreement (See Note 8) providing that the debt in the amount of $1,214,900 may be converted into shares of common stock of the Company at a conversion price equal to 85% multiplied by the lowest one trading price for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date.

Discounts on Promissory Note

The Company recognized interest expense of $47,671 and $101,096 during the six months ended June 30, 2020 and 2019, respectively, related to the amortization of the debt discount on promissory notes. The unamortized debt discount at June 30, 2020 was $0.

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

A roll-forward of the promissory notes from December 31, 2019 to June 30, 2020 is below:

Notes payable, December 31, 2019	$5,923,590
Issued for cash	318,639
Accrued interest and penalties added to notes payable	440,983
Notes payable converted to convertible notes	(3,980,883)
Amortization of debt discounts	47,671
Notes payable, June 30, 2020	$2,750,000

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

The Company uses a weighted average Black-Scholes option pricing model with the following assumptions to measure the fair value of derivative liability at June 30, 2020:

Stock price	$0.017
Risk free rate	0.18%
Volatility	680%
Conversion/ Exercise price	$.011-.012
Dividend rate	0%

The following table represents the Company’s derivative liability activity for the six months ended June 30, 2020:

Derivative liability balance, December 31, 2019	$-
Issuance of derivative liability during the period	4,936,912
Fair value of beneficial conversion feature of debt converted	(1,167,152)
Change in derivative liability during the period	1,040,371
Derivative liability balance, June 30, 2020	$4,810,131

Note 12- Stockholders’ Equity

Common Stock

During the six months ended June 30, 2020, the Company had the following transactions in its common stock:

●	issued an aggregate of 60,454,245 for the conversion of convertible notes of $624,889

●	issued 100,000,000 shares to GBT Tokenize for a joint venture agreement. The value of the common stock of $5,500,000 was determined based on the closing stock price of the Company’s common stock on the grant date.

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

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

As of June 30, 2020 and December 31, 2019, there were 45,000 Series B Preferred Shares outstanding.

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

During the year ended December 31, 2014, GV Global Communications, Inc. converted 7,770 of its Series C Preferred Stock into 120 post-split. During the third quarter of 2014, the Company received 42 post-split common shares to adjust the shares issued to reflect the amount that both they and the Company believed that they were owed. At June 30, 2020 and December 31, 2019, GV owns 700 Series C Preferred Shares.

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

The issuance of the Series C Preferred Stock was made in reliance upon exemptions from registration pursuant to Section 4(a)(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder.  GV is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

As of June 30, 2020 and December 31, 2019, there were 700 Series C Preferred Shares outstanding.

Series D Preferred Shares

As of June 30, 2020 and December 31, 2019, there are 0 and 0 shares of Series D Preferred Shares outstanding, respectively.

Series G Preferred Shares

As of June 30, 2020 and December 31, 2019, there are 0 and 0 shares of Series G Preferred Shares outstanding, respectively.

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

As of June 30, 2020 and December 31, 2019, there are 20,000 shares of Series H Preferred Shares outstanding.

Warrants

The following is a summary of warrant activity.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2019	19,654,167	$1.57	2.76	$1,111,600
Granted	-
Forfeited	(4,000)
Exercised	-
Outstanding, June 30, 2020	19,650,167	$1.57	2.26	$-
Exercisable, June 30, 2020	19,650,167	$1.57	2.26	$-

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

The exercise price for warrant outstanding and exercisable at June 30, 2020:

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

For the six months ended June 30, 2020 and 2019, the Company paid a law firm owned by the Company’s chairman $0 and $90,000, respectively, for legal services. On June 5, 2019, said chairman Mr. Robert Yaspan resigned as Director of the Company to pursue other interests.

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

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

On January 1, 2019, the Company and Douglas Davis entered into an Amended and Restated Employment Agreement pursuant to which Mr. Davis was retained as Chief Executive Officer. Mr. Davis served as Interim Chief Executive Officer since July 2018 until his resignation on April 11, 2020. The term of Mr. Davis’ employment was for two years through January 1, 2021. Mr. Davis was entitled to an annual base salary of $250,000, which was to be increased to $400,000 upon the Company uplisting to a national exchange. Mr. Davis was also entitled to the issuance of Stock Options to acquire an aggregate of 50,000 shares of common stock of the Company, exercisable for five years, subject to vesting. The options were to be earned and vested (i) with respect to 20,000 shares of common stock on the date hereof, (ii) 5,000 shares of common stock upon the successful dual list of the Company on an international exchange such as SIX Zurich Stock Exchange or Euronext, (iii) 15,000 shares of common stock upon the successful up listing to a national exchange such as the Nasdaq, NYSE Euronext, TSX, AMEX or other, and (iv) with respect to 5,000 shares of common stock at each of the six (6) month anniversaries (July 1, 2019 and January 1, 2020). The exercise price of such options shall be the closing price of the Company on the date prior to such event.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

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

Note 15 – Concentrations

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments. There have been no losses in these accounts through June 30, 2020.

GBT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

Note 16 - Subsequent Events

Management has evaluated events that occurred subsequent to the end of the reporting period shown herein:

On July 20, 2020 the Company and Iliad entered into agreement to extend the maturity of the Iliad Note until February 27, 2021 in consideration of an extension fee of $1,000.

Subsequent to June 30, 2020, the Company issued 3,834,356 shares of common stock to Iliad for the conversion of $50,000 of convertible notes payable.

On or about June 23, 2020 Stanley which held a pledge of 3,333,333 shares of SURG common stock (See Note 8) via Stanley’s Member, acting as an agent for the Company, entered into an agreement with SURG, its transfer agent and an escrow officer for which it was agreed that 3,333,333 SURG shares will be cancelled for consideration of up to $700,000. The amount of $500,000 was paid on June 23, 2020 into a lawyer’s trust account, and 2,380,952 of SURG shares have been sent for cancelation. Surge elected not to acquire the remaining 952,381 for $200,000, and as such the remaining shares should be released to Stanley’s member as free trading. The Company and Stanley’s member mitigate the damages created via legal consultant.

On July 28, 2020 Discover Growth Fund, LLC filed in the State of Nevada a motion for attorneys $48,844 and costs $716. The Company filed an answer on August 11, 2020.

On August 12, 2020, the Company and its subsidiary, AltCorp Trading LLC, entered into a new pledge agreement with Stanley, where 5,500,000 SURG shares been pledged to Stanley to secure the debt payable by the Company to Stanley as well as mitigate the damages allegedly created by SURG.

The Board of Directors of the Company approved, on April 13, 2020, a reverse stock split of all of the Company’s Common Stock, pursuant to which every 50 shares of Common Stock of the Company shall be reverse split, reconstituted and converted into one (1) share of Common Stock of the Company (the “Reverse Stock Split”). The Company submitted an Issuer Company Related Action Notification regarding the Reverse Stock Split to FINRA on April 14, 2020.  To effectuate the Reverse Stock Split, the Company filed on April 21, 2020 a Certificate of Change Pursuant to Nevada Revised Statutes (“NRS”) Section 78.209 (the “Certificate of Change”) with the Secretary of State of the State of Nevada subject to FINRA approval. Since this reverse stock split has not yet been approved by the State of Nevada, the financial statements have not been retroactively restated to reflect this reverse stock split. On June 8, 2020 FINRA advised the Company that such request is deficient due to the fact that a holder of an outstanding convertible note of the Company had entered into two settlements with the Securities and Exchange Commission that related to securities laws violations but were in no way related to the Company. As a result, FINRA advised that it is necessary for the protection of investors, the public interest, and to maintain fair and orderly markets that documentation related to the Reverse Stock Split not be processed. The Company appealed the decision made by FINRA on June 15, 2020. On August 4, 2020, FINRA notified the Company that its appeal had been denied.

On August 4, 2020, the Company entered into a Securities Purchase Agreement with Redstart Holdings Corp., an accredited investor (“Redstart”) pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note”) in the aggregate principal amount of $153,600 for a purchase price of $128,000. The Redstart Note has a maturity date of November 3, 2021 and the Company has agreed to pay interest on the unpaid principal balance of the Redstart Note at the rate of six percent (6%) per annum from the date on which the Redstart Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note. The transactions described above closed on August 5, 2020. The outstanding principal amount of the Redstart Note may not be converted prior to the period beginning on the date that is 180 days following the Issue Date.  Following the 180th day, Redstart may convert the Redstart Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20 day look back immediately preceding the date of conversion.  In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note), the Redstart Note shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note. The issuances of the Redstart Note was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(a)(2) of the Act. In no event shall Redstart be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by Redstart and its affiliates would exceed 4.99% of the outstanding shares of the common stock of the Company.

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

This section of the report should be read together with Footnotes of the Company audited financials for the year ended December 31, 2019, the unaudited statements of operations for the three and six months ended June 30, 2020 and 2019 are compared in the sections below.

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

Results of Operations:

Three months ended June 30, 2020 and June 30, 2019

A comparison of the statements of operations for the three months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30,		Change
	2020	2019	$	%

Sales	$4,074,102	$5,255,956	$(1,181,854)	-22.5%
Cost of goods sold	3,855,309	5,021,450	(1,166,141)	-23.2%
Gross profit	218,793	234,506	(15,713)	-6.7%
Operating expenses	711,085	1,657,211	(946,126)	-57.1%
Loss from operations	(492,292)	(1,422,705)	930,413	-65.4%
Other expense	(3,104,071)	(108,129,834)	105,025,763	-97.1%
Loss before provision for income taxes	(3,596,363)	(109,552,539)	105,956,176	-96.7%
Provision for income taxes	-	-	-
Loss from continued operations	(3,596,363)	(109,552,539)	105,956,176	-96.7%
Discontinued operations	-	(92,836)	92,836	-100.0%
Net loss	$(3,596,363)	$(109,645,375)	$106,049,012	-96.7%

Sales for the three months ended June 30, 2020 were $4,074,102, compared to $5,255,956 for the same period in 2019. The decrease of $1,181,854 or 22.5% was a result of a decreased sales due to the economic shutdown due to COVID-19.

Our gross margins for the three months ended June 30, 2020 were 5.4%, compared to 4.5% for the same period in 2019. The small increase in the gross margin was due to selling products with higher margins.

Operating expenses for the three months ended June 30, 2020 were $711,085, compared to $1,657,211 for the same period in 2019. The decrease of $946,126 or 57.1% was principally due to lower compensation costs due to the decrease in personnel and lower professional and consulting fees.

Other expense for the three months ended June 30, 2020 was $3,104,071, a decrease of $105,025,763 or 97.1% from $108,129,834 for the same period in 2019. The decrease was principally due to a reduction of the change in fair value of derivative liability.

Net loss for the three months ended June 30, 2020 was $3,596,363 compared to $109,645,375 for the same period in 2019 due to the factors described above.

Six months ended June 30, 2020 and June 30, 2019

A comparison of the statements of operations for the six months ended June 30, 2020 and 2019 is as follows:

	Six Months Ended June 30,		Change
	2020	2019	$	%

Sales	$8,381,842	$9,847,961	$(1,466,119)	-14.9%
Cost of goods sold	7,900,122	9,348,866	(1,448,744)	-15.5%
Gross profit	481,720	499,095	(17,375)	-3.5%
Operating expenses	6,860,518	5,626,020	1,234,498	21.9%
Loss from operations	(6,378,798)	(5,126,925)	(1,251,873)	24.4%
Other expense	(7,225,405)	(112,344,148)	105,118,743	-93.6%
Loss before provision for income taxes	(13,604,203)	(117,471,073)	103,866,870	-88.4%
Provision for income taxes	-	-	-
Loss from continued operations	(13,604,203)	(117,471,073)	103,866,870	-88.4%
Discontinued operations	-	(280,162)	280,162	-100.0%
Net loss	$(13,604,203)	$(117,751,235)	$104,147,032	-88.4%

Sales for the six months ended June 30, 2020 were $8,381,842, compared to $9,847,961 for the same period in 2019. The decrease of $1,466,119 or 14.9% was a result of a decreased sales due to the economic shutdown due to COVID-19.

Our gross margins for the six months ended June 30, 2020 were 5.7%, compared to 5.1% for the same period in 2019. The small increase in the gross margin was due to selling products with higher margins.

Operating expenses for the six months ended June 30, 2020 were $6,860,518, compared to $5,626,020 for the same period in 2019. The increase of $1,234,498 or 21.9% was due to an impairment charge of $5,500,000 in 2020 offset by lower marketing expenses; lower compensation costs due to the decrease in personnel; lower professional and consulting fees and lower stock compensation expense.

Other expense for the six months ended June 30, 2020 was $7,225,405, a decrease of $105,118,743 or 93.6% from $112,344,148 for the same period in 2019. The decrease was principally due to a reduction of the change in fair value of derivative liability.

Net loss for the six months ended June 30, 2020 was $13,604,203 compared to $117,751,235 for the same period in 2019 due to the factors described above.

Liquidity and Capital Resources

Our cash was $315,945 and $59,634 at June 30, 2020 and December 31, 2019, respectively. Cash used in operating activities during the six months ended June 30, 2020 was $343,934, compared to $5,265,601 during the same period in 2019. Significant differences exist between the periods, including warrants issued for services, change in fair value of derivative liability, financing costs, impairment of assets and unrealized gain (loss) on marketable equity securities. Our working capital position worsened going from a working capital deficit of $11,830,572 at December 31, 2019 to a working capital deficit of $14,950,571 at June 30, 2020, principally as a result of an increase in accounts payable and accrued expenses; an increase in derivative liability; an increase in convertible notes payable; offset by a decrease in note payable. Cash flows used in investing activities were $4,200 during the six months ended June 30, 2020, compared to $1,209,246 for the same period in 2019. The decrease is due to the amount paid for an investment during the six months ended June 30, 2020. Cash from financing activities for the six months ended June 30, 2020 was $604,445, compared to $5,065,744 for the same period in 2019. The decrease is due to the issuance of a convertible notes and notes payable in 2019.

We sustained net losses of $13,604,203 for the six months ended June 30, 2020. In addition, we had a working capital deficit of $14,950,571 and accumulated deficit of $266,260,654 at June 30, 2020. In September of 2017 we purchased the assets of RWJ Advanced Marketing, LLC, and then after ECS Prepaid LLC, Electronic Check Services, Inc. and Central States Legal Services, Inc. in 2018. RWJ and ECS have historically generated significant revenues which we do not expect to continue in the future, as the Company divested its investment in ECS Prepaid LLC, Electronic Check Services, Inc. and Central States Legal Services, Inc. on or around September 2019, left only with the acquired assets from RWJ Advanced Marketing, LLC which in litigation, as disclosed in this report. In addition, during the last half of 2018 and the first few months of 2019, the Company has raised approximately $9,500,000 of net proceeds through the issuance of convertible debt and notes payable (see discussion below). We intend to continue to make investments to support our business growth and we will require additional funds to respond to business challenges, including the need to develop new features and products or enhance our existing products, improve our operating infrastructure or acquire complementary businesses and technologies. Further, we need additional capital to continue operations. Accordingly, we need to engage in equity or debt financings to secure additional funds. We expect that we have sufficient capital to maintain operations through the third quarter of 2020. In order to fully implement our business plan, we will need to raise $10,000,000. The Company will need to raise additional capital in the future of which there is no guarantee that the Company will be able to successfully raise such capital on acceptable terms. With the cash flow received from recent convertible debt and notes payable, the future sale of our marketable equity securities, the conversion of the convertible notes receivable into marketable equity securities and ultimately into cash, and additional cash anticipated to be raised in the near future, we believe we will have sufficient cash to meet our obligations for the next 12 months.

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

Glen Eagles Acquisition LP - On July 8, 2019, the Company entered a Consulting Agreement with Glen Eagles Glen Eagles Acquisition LP (“Glen”) as consultant to provide services in connection with the Company’s acquisition of 25% of GBT Technologies, S.A., a Costa Rican corporation (“GBT-CR”). Consultant will provide analysis, interaction with related professional and other services as requested by the Company to integrate and expand capabilities between GBT-CR and the Company. The Company shall pay Glen $1,000,000 through the issuance of a 6% Convertible Note. At the election of Glen, the Convertible Note can be converted into a maximum of 2,000 shares of Series H Preferred Stock. Each share of Series H Preferred Stock is convertible, at the option of the holder but subject to the Company increasing its authorized shares of common stock, into such number of shares of common stock of the Company as determined by dividing the Stated Value ($500 per share) by the conversion price ($10.00 per share).  The Series H Preferred Stock has no liquidation preference, does not pay dividends and the holder of Series H Preferred Stock shall be entitled to one vote for each share of common stock that the Series H Preferred Stock may be convertible into. In addition, the Company enter into an Amendment of a Common Stock Purchase Warrant held by Glen to acquire nine million shares of common stock that had been assigned to Glen by Guardian Patch LLC. Pursuant to the amendment, the Company agreed to provide that the Common Stock Purchase Warrant may be exercised on a cashless basis and provided a beneficial ownership limitation of 4.99%. On or about June 23, 2020, the Company enter into agreements with SURG and Glen Eagles Acquisition LP (“Glen”) into series of agreements regarding the $4,000,000 SURG Note for which the SURG Note has been converted in full into 5,500,000 restricted stock of SURG (“Issued Shares”) along with an additional 22,000,000 SURG shares reserved for the benefit of the Company as a true up of shares to secure the value of the Issued Shares as $2,750,000. The Company agreed that the Issued Shares will be restricted for a year. As a result of the exchange of $2,750,000 of the SURG Note for 5,500,000 shares of SURG common stock, the Company recognized a loss of $1,430,000. Glen converted in full its $1,000,000 convertible note that was issued by the Company on July 8, 2019 plus $50,000 of accrued interest, into $1,050,000 of a SURG Note via an assignment of a portion ($1,050,000 of a $4,000,000 face value) of the $4,000,000 SURG Note. In addition, the Company entered into a consulting agreement with Glen for which the Company shall pay to Glen $200,000 via an assignment of a portion ($200,000 of a $4,000,000 face value) of the $4,000,000 SURG Note. Glen in turn converted all its $1,250,000 consideration received into 2,500,000 SURG shares.

RWJ Acquisition Note -In connection with the acquisition of RWJ in September 2017, the Company issued a $2,600,000 note payable. The note accrues interest at 3.5% per annum, was due on December 31, 2019 and is secured by the assets purchased in the acquisition. This note has not been repaid as of June 30, 2020 and is in litigation between the Company, RWJ and third parties (see Item 3 – Legal Proceedings).

On December 3, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with an otherwise unaffiliated third-party institutional investor (the “Investor”), pursuant to which the Company issued a Senior Secured Redeemable Convertible Debenture (the “Debenture”) in the aggregate face value of $8,340,000. On January 31, 2020, in the arbitration titled GBT Technologies Inc. (k/n/a Gopher Protocol, Inc. v. Discover Growth Fund, LLC (“Discover”) (JAMS Ref. No. 1260005395), the Company was informed that a final award was entered (the “Final Award”). The Final Award affirms that certain sections of the Senior Secured Redeemable Convertible Debenture (the “Debenture”) constitute unenforceable liquidated damages penalties and were stricken. Further, it was determined that neither Discover nor John Kirkland, President and General Partner of Discover, were entitled to recovery of their attorney fees. Consequently, and consistent with the expectations of the Company, the arbitrator awarded Discover an award of $4,034,444.46 plus interest of 7.25% accrued from May 15, 2019 and costs in the amount of $55,613.00. On February 18, 2020, the Company filed a motion with the United States District Court District of Nevada (the “Nevada Court”) to confirm the Final Award and a motion to consolidate Discover’s application to confirm the Final Award filed in the U.S. District Court of the Virgin Islands (Case No: 3 :20-cv-00012-CVG-RM) (the “Virgin Island Court”). On February 27, 2020, the Nevada Court denied the Company’s motion to confirm the Final Award and motion to consolidate and further decided that the confirmation of the Final Award should be litigated in the Virgin Island Court. As such, on February 27, 2020, the Company filed a Notice of Entry of Order as well as a Motion to Confirm the Arbitration Award; Address the Outstanding issue regarding whether Discover’s rights are subordinated to other creditors and, thereafter, oversee a commercially reasonable foreclosure sale (Case No: 3 :20-cv-00012-CVG-RM). It was the Company’s position that the Final Award must first be confirmed and all questions regarding the rights of Discover relative to those of other creditors must be determined before any foreclosure sale can proceed. It was further the position of the Company that the previously disclosed foreclosure sale scheduled by Discover is being conducted in a commercially unreasonable manner and that if Discover proceeded forward with the foreclosure sale it did so at its own risk. Nevertheless, on February 28, 2020, Discover advised that it conducted a sale of the Company’s assets. On July 28, 2020 Discover Growth Fund, LLC filed in the State of Nevada a motion for attorneys $48,844 and costs $716. The Company has not yet filed an answer.

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

On February 27, 2019, the Company entered into a note purchase agreement with a third party investor - Iliad Research and Trading, L.P.(“Iliad”), pursuant to which the Company issued a promissory note for the original principal amount of $2,325,000. The promissory note had an original issue discount of $300,000 and the inventor paid consideration of $2,025,000 to the Company. The outstanding balance of the promissory note is to be paid on the one-year anniversary of the issuance of the note. Interest on the note accrues at the rate of 10% per annum compounding daily. Subject to the terms and conditions set forth in the note, the Company may prepay all or any portion of the outstanding balance of the note at any time in an amount in cash equal to 120% of the amount repaid. In connection with transactions that generate less than $1,000,000 in proceeds, the Company has agreed to not issue any debt instrument or incurrence of any debt other than trade payables in the ordinary course of business, any securities or agreements to sell common stock with anti-dilution or price reset/reduction features or any securities that are or may be become convertible or exercisable into common stock with a price that varies with the market price of the common stock (collectively, “Restricted Issuance Transaction”). The outstanding balance of the Note will be increased by 5% in the event the Company enters into a Restricted Issuance Transaction that is approved by Iliad. The original issue discount in being amortized to interest expense over the term of the promissory note. On February 27, 2020, the Company and Iliad entered to an Amendment to the Iliad Note pursuant to which the maturity date of the Iliad Note was extended to August 27, 2020, provided that the Debt may be converted into shares of common stock of the Company at a conversion price equal to 80% multiplied by the lowest trading daily VWAP for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date, provided for the payment by the Company to Iliad of an extension fee equal to 7.5% of the outstanding balance of the Iliad Note resulting in a new balance on February 27, 2020 of the Iliad Note of $2,765,983 and provided that the Company’s failure to deliver shares of common stock within three trading days of a conversion would result in an event of default. Iliad has agreed to restrict its ability to convert the Iliad Note and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock. During the six months ended June 30, 2020, Iliad converted $279,000 of its convertible note to 23,697,978 shares of the Company’s common stock. The balance of the Iliad debt at June 30, 2020 was $2,486,983. On July 20, 2020 the Company and Iliad entered into agreement to extend the maturity of the Iliad Note until February 27, 2021 in consideration of an extension fee of $1,000.

The Company entered into a series of loan agreements with Stanley Hills LLC (“Stanley”) pursuant to which it received more than $1,000,000 in loans (the “Debt”) since May 2019 up to December 2019. On February 26, 2020, in order to induce Stanley to continue to provide funding, the Company and Stanley entered into a letter agreement providing that the Debt may be converted into shares of common stock of the Company at a conversion price equal to 85% multiplied by the lowest one trading price for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date. Stanley has agreed to restrict its ability to convert the Debt and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The Stanley Debt is secured via a pledge agreement on the SURG shares. On or about January 27, 2020 the Company agreed that Stanley will hold title to the SURG shares which was completed on or about April 16, 2020 where the 3,333,333 SURG shares been vested under Stanley name. On or about June 23, 2020, Stanley Hills LLC (“Stanley”) which holds a pledge of 3,333,333 shares of SURG common stock via its manager/member (“Stanley’s Member”), acting as an agent for the Company, entered into an agreement with SURG, its transfer agent and an escrow officer for which it was agreed that 3,333,333 SURG shares will be cancelled for consideration of up to $700,000. The amount of $500,000 was paid on June 23, 2020 into a lawyer’s trust account, and 2,380,952 of SURG shares have been sent for cancelation.. Surge elected not to acquire the remaining 952,381 shares for $200,000, and as such the remaining shares should be released to Stanley’s member as free trading. The Company and Stanley’s member mitigate the damages created via legal consultant. On August 12, 2020, the Company and its subsidiary, AltCorp Trading LLC, entered into a new pledge agreement with Stanley, where 5,500,000 SURG shares been pledged to Stanley to secure the debt payable by the Company to Stanley as well as mitigate the damages allegedly created by SURG.

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

The GBT Convertible Note bears interest of 6% per annum and is payable at maturity on December 31, 2021. At the election of Gonzalez, the GBT Convertible Note can be converted into a maximum of 20,000 shares of Series H Preferred Stock. Each share of Series H Preferred Stock is convertible, at the option of the holder but subject to the Company increasing its authorized shares of common stock, into such number of shares of common stock of the Company as determined by dividing the Stated Value ($500 per share) by the conversion price ($10.00 per share).  The Series H Preferred Stock has no liquidation preference, does not pay dividends and the holder of Series H Preferred Stock shall be entitled to one vote for each share of common stock that the Series H Preferred Stock may be convertible into.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including Mansour Khatib, who serves as our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures were not effective as of the end of the applicable period to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2020, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 28, 2020 Discover Growth Fund, LLC filed in the State of Nevada a motion for attorneys $48,844 and costs $716. The Company has not yet filed an answer.

On September 14, 2018, the Company entered into an Exclusive Intellectual Property License and Royalty Agreement (the “GBT License Agreement”) with GBT-CR, a fully compliant and regulated crypto currency exchange platform that currently operates in Costa Rica as a decentralized crypto currency platform, pursuant to which, among other things, the Company granted to GBT-CR an exclusive, royalty-bearing right and license relating intellectual property relating to systems and methods of converting electronic transmissions into digital currency as reflected in that certain patent filed with the United Stated Patent and Trademark Office on or about June 14, 2018 (EFS ID: 32893586; Application Number: 16008069; Type: Utility under 35 USC 111(a); Confirmation Number: 6787)(collectively, the “Digital Currently Technology”). Pursuant to the GBT License Agreement, the Company granted GBT-CR an exclusive worldwide license to use the Digital Currency Technology to make, use, sell, lease or otherwise commercialize and dispose of products and devices utilizing the Digital Currently Technology.

Under the terms of the GBT License Agreement, the Company is entitled to receive a royalty payment of 2% of gross revenue of each licensed product sold by GBT-CR during the period starting in which revenue is first generated using the licensed products and continuing for five years thereafter. Upon signing the GBT-CR License Agreement, GBT-CR paid the Company $300,000 which is nonrefundable. The Company has recognized the $300,000 as revenue during the years ended December 31, 2018. Upon GBT-CR making available for sale (the “Commercial Event”) an ICO (Initial Coin Offering) (the “Coin”), GBT-CR will make a payment to the Company in the amount of $5,000,000. Further, upon the Commercial Event, GBT-CR will grant the Company the ability to acquire 30% of the Coin at a 30% discount of such offering price of the Coin. The GBT License Agreement commenced as of the signing date and, unless terminated in accordance with the termination provisions of the GBT License Agreement, shall remain in force until the expiration of the patent pertaining to the Digital Currency Technology; provided that the right to use trade secrets shall survive the expiration of the GBT License Agreement provided the Company has not terminated. Prior to the signing of the GBT License Agreement, GBT-CR advanced $200,000 to the Company, which the parties have agreed will be applied toward the $5,000,000 fee when it becomes due. The $200,000 was recorded as unearned revenue at December 31, 2018 and reclassified to accrued expense at December 31, 2019 and June 30, 2020.

On February 27, 2020 GBT Technologies, S.A., as successor in interest to Hermes Roll, LLC had notified the Company that it was in default on its Amended and Restated Territorial License Agreement (“ARTLA”) dated June 15, 2015 and that the ARTLA had been cancelled and rescinded.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2020, the Company had the following transactions in its common stock:

●	issued an aggregate of 14,873,256 for the conversion of convertible notes of $115,000.

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

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

On August 12, 2020, the Company and its subsidiary, AltCorp Trading LLC, entered into a new pledge agreement with Stanley, where 5,500,000 SURG shares been pledged to Stanley to secure the debt payable by the Company to Stanley as well as mitigate the damages allegedly created by SURG.

On February 27, 2019, the Company issued Iliad Research and Trading, L.P. (“Iliad “) a Promissory Note in the principal amount of $2,325,000 (the “Iliad Note”), due in one year. On February 27, 2020, the Company and Iliad entered to an Amendment to the Iliad Note pursuant to which the maturity date of the Iliad Note was extended to August 27, 2020, provided that the Iliad Note may be converted into shares of common stock of the Company at a conversion price equal to 80% multiplied by the lowest trading daily VWAP for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date. Further, for the Company made a payment to Iliad of an extension fee equal to 7.5% of the outstanding balance of the Iliad Note resulting in a new balance of the Iliad Note of $2,765,983 and provided that the Company’s failure to deliver shares of common stock within three trading days of a conversion would result in an event of default. Iliad has agreed to restrict its ability to convert the Iliad Note and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock. On July 20, 2020 the Company and Iliad entered into agreement to extend the maturity of the Iliad Note until February 27, 2021 in consideration of an extension fee of $1,000. Following the application of extension fee of $1,000 the principal amount under the Iliad Note is $2,591,999.11.

On August 4, 2020, the Company entered into a Securities Purchase Agreement with Redstart Holdings Corp., an accredited investor (“Redstart”) pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note”) in the aggregate principal amount of $153,600 for a purchase price of $128,000. The Redstart Note has a maturity date of November 3, 2021 and the Company has agreed to pay interest on the unpaid principal balance of the Redstart Note at the rate of six percent (6%) per annum from the date on which the Redstart Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note. The transactions described above closed on August 5, 2020.

The outstanding principal amount of the Redstart Note may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20 day look back immediately preceding the date of conversion. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note), the Redstart Note shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note.

The issuances of the Redstart Note was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(a)(2) of the Act.

In no event shall Redstart be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by Redstart and its affiliates would exceed 4.9% of the outstanding shares of the common stock of the Company.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1	Certificate of Incorporation of Forex International Trading Corp. (6)
3.2	Bylaws of Forex International Trading Corp. (6)
3.3	Certificate of Designation for Series A Preferred Stock (14)
3.4	Certificate of Designation for Series B Preferred Stock (21)
3.5	Certificate of Designation – Series C Preferred Stock (22)
3.6	Amendment to the Certificate of Designation for the Series B Preferred Stock (25)
3.7	Amendment to the Certificate of Designation for the Series C Preferred Stock(25)
3.8	Certificate of Change filed pursuant to NRS 78.209 (31)
3.9	Articles of Merger filed pursuant to NRS 92.A.200 (31)
3.10	Certificate of Amendment to the Articles of Incorporation of Gopher Protocol Inc. (34)
3.11	Certificate of Change dated July 10, 2019 (67)
3.12	Articles of Merger by and between Gopher Protocol Inc. and GBT Technologies Inc. dated July 10, 2019(67)
3.13	Certificate of Correction to the Certificate of Change (68)
3.14	Certificate of Correction to the Articles of Merger by and between Gopher Protocol Inc. and GBT Technologies Inc. dated July 10, 2019 (68)
3.15	Certificate of Amendment to the Articles of Incorporation of GBT Technologies Inc. dated September 23, 2019 (72)
4.1	Convertible Promissory Note issued by the Company to ATL dated July 8, 2010 (3)
4.2	Secured and Collateralized Promissory Note issued by ATL to the Company dated July 8, 2010 (3)
4.3	Collateral and Security Agreement by and between Forex International Trading Group and ATL dated July 7, 2010 (3)
4.4	Promissory Note issued to Rasel Ltd. Dated October 6, 2009(7)
4.5	Promissory Note issued to Rasel Ltd. Dated October 20, 2009 (7)
4.6	Letter Agreement between Rasel Ltd. and Forex International Trading Corp. dated January 22, 2011 (8)
4.7	Letter Agreement by and between Forex International Trading Group and ATL dated November 8, 2010 (9)
4.8	6% Convertible Note issued to APH (11)
4.9	6% Convertible Debenture issued to HAM dated April 5, 2011 (14)
4.10	Promissory Note dated November 30, 2011 issued to Cordellia dioxo. in the amount of $1,000,000 (18)
4.11	$500,000 Convertible Promissory Note issued by Forex International Trading Corp. (23)
4.12	$400,000 Secured and Collateralized Promissory Note issued by Vulcan Oil & Gas Inc. (23)
4.13	Securities Purchase Agreement dated July 24, 2013 entered with Asher Enterprise Inc. (26)
4.14	Convertible Promissory Note issued to Asher Enterprises Inc. (26)
4.15	10% Convertible Debenture issued to GV Global Communications Inc. (30)
4.16	Amendment to 10% Convertible Promissory Debenture held by GV Global Communications, Inc. (32)
4.17	Series D Preferred Stock Certificate of Designation (32)
4.18	Common Stock Purchase Warrant (40)
4.19	6% Convertible Promissory Note issued by the Company to Guardian Patch LLC dated May 23, 2017 (41)
4.20	Securities Purchase Agreement entered with Crown Bridge Partners, LLC dated June 9, 2017 (42)
4.21	Convertible Promissory Note dated June 9, 2017 issued to Crown Bridge Partners LLC (42)
4.22	Convertible Promissory Note Back End Note dated June 9, 2017 issued to Crown Bridge Partners LLC (42)
4.23	Collateralized Secured Promissory Note Back End Note dated June 9, 2017 issued to Crown Bridge Partners LLC (42)
4.24	Securities Purchase Agreement entered with Eagle Equities, LLC dated June 9, 2017 (42)
4.25	Convertible Promissory Note issued to Eagle Equities, LLC dated June 9, 2017 (42)
4.26	Convertible Promissory Note issued to Eagle Equities, LLC dated June 9, 2017 (Back End Note) (42)
4.27	Form of Collateralized Secured Promissory Note dated June 9, 2017 issued by Eagle Equities, LLC (42)

4.28	Convertible Promissory Note dated June 7, 2017 issued to JSJ Investments Inc. (42)
4.29	Convertible Promissory Note dated June 29, 2017 issued to JSJ Investments Inc. (44)
4.30	Form of Warrant issued to Robert Warren Jackson, Gregory Bauer, Michael Murray and Guardian Patch, LLC dated September 1, 2017 (45)
4.31	Balloon Note payable by Gopher Protocol Inc. to RWJ Advanced Marketing, LLC dated September 1, 2017 (45)
4.32	Securities Purchase Agreement entered with Eagle Equities, LLC dated September 13, 2017 (46)
4.33	Convertible Promissory Note issued to Eagle Equities, LLC dated September 13, 2017(46)
4.34	Convertible Promissory Note issued to Eagle Equities, LLC dated September 13, 2017 (Back End Note) (46)
4.35	Form of Collateralized Secured Promissory Note dated September 13, 2017 issued by Eagle Equities, LLC(46)
4.36	Securities Purchase Agreement dated October 2, 2017 between Gopher Protocol Inc. and Power Up Lending Group Ltd. (47)
4.37	Convertible Promissory Note dated October 2, 2017 issued to Power Up Lending Group Ltd. (47)
4.38	Securities Purchase Agreement entered with Labrys Fund, LP dated October 26, 2017 (49)
4.39	Convertible Promissory Note issued to Labrys Fund, LP dated October 26, 2017 (49)
4.40	Rescission Agreement entered between Gopher Protocol Inc. and Crown Bridge Partners, LLC dated October 23, 2017 (49)
4.41	Securities Purchase Agreement by and between Gopher Protocol Inc. and Eagle Equities, LLC dated December 29, 2017 (50)
4.42	Common Stock Purchase Warrant issued to Eagle Equities, LLC dated December 29, 2017 (50)
4.43	Certificate of Designation of the Preferences, Rights and Limitations of the Series G Convertible Preferred Stock (51)
4.44	Form of Securities Purchase Agreement entered with Bellridge Capital, LLC (52)
4.45	10% Convertible Debenture issued to Bellridge Capital, LLC dated March 2, 2018 (52)
4.46	Common Stock Purchase Warrant issued to Bellridge Capital, LLC dated March 2, 2018 (52)
4.47	Form of Warrant issued to Derron Winfrey, Dennis Winfrey, Mark Garner and JIL Venture dated March 1, 2018 (53)
4.48	Note payable by Gopher Protocol Inc. to ECS, LLC dated March 1, 2018 (53)
4.49	10% Convertible Debenture issued to Bellridge Capital, LP dated April 9, 2018 (54)
4.50	Common Stock Purchase Warrant issued to Bellridge Capital, LP dated April 9, 2018 (54)

4.51	Stock Option issued to Kevin Pickard dated April 16, 2018 (55)
4.52	Stock Option issued to Muhammad Khilji dated April 25, 2018 (56)
4.53	Securities Purchase Agreement by and between Gopher Protocol Inc. and Eagle Equities, LLC dated May 4, 2018 (57)
4.54	Series H Convertible Preferred Stock Certificate of Designation (65)
4.55	6% Convertible Note payable to Pablo Gonzalez dated June 17, 2019 (65)
4.56	Convertible Note payable to Glen Eagles Acquisition LP (66)
4.57	Amendment to Common Stock Purchase Warrant between Gopher Protocol Inc. and Glen Eagles Acquisition LP (66)
4.58	Second Amendment to Promissory Note between GBT Technologies Inc. and Ilaid Research and Trading LP dated July 20, 2020 (76)
4.59	Convertible Promissory Note August 4, 2020 issued to Redstart Holdings Corp. (77)
10.1	Software Licensing Agreement dated April 12, 2010, by and between Forex International Trading Corp and Triple (1)
10.2	Employment Agreement dated April 23, 2010, by and between Forex International Trading Corp and Darren Dunckel (2)
10.3	Letter Agreement by and between Forex International Trading Corp. and Anita Atlas, dated July 29, 2010 (4)
10.4	Letter Agreement by and between Forex International Trading Corp. and Stewart Reich, dated July 29, 2010 (4)
10.5	Letter Agreement by and between Forex International Trading Corp. and Mr. William Glass, dated August 6, 2010 (5)
10.6	Share Exchange Agreement by and between Forex International Trading Corp. and APH (10)
10.7	Letter Agreement by and between Forex International Trading Corp., APH, Medirad Inc. and Rasel Ltd. (11)
10.8	Letter Amendment by and between Forex International Trading Corp. and William Glass, dated March 4, 2011 (13)
10.9	Letter Amendment by and between Forex International Trading Corp. and Stewart Reich, dated March 4, 2011 (13)
10.10	Employment Agreement by and between Forex International Trading Corp. and Liat Franco, dated March 7, 2011 (13)
10.11	Agreement between Forex International Trading Corp. and APH dated April 5, 2011 (14)
10.12	Conversion Agreement between MP and Forex International Trading Corp. dated April 5, 2011 (14)
10.13	Share Exchange Agreement between Forex International Trading Corp. and dated April 5, 2011 (14)
10.14	Agreement to Unwind and Mutual Release dated as of July 11, 2011 by and between Forex International Trading Corp., Forex NYC and Wheatley Investment Agreement by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)
10.15	Registration Rights Agreement with Centurion by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)
10.16	Intentionally Left Blank
10.17	Settlement Agreement by and between Forex International Trading Corp., A.T. Limited, Watford Holding Inc. and James Bay Holdings, Inc. dated November 1, 2011 (17)
10.18	Settlement and Foreclosure Agreement between Forex International Trading Corp., AP Holdings Limited, H.A.M Group Limited and Cordellia d.o.o.(18)
10.19	Annulment of Share Purchase Agreement dated December 5, 2011 between Triple 8 Limited, AP Holdings Limited, H.A.M Group Limited and 888 Markets (Jersey) Limited (18)
10.20	Promissory Note issued to Forex International Trading Corp. dated December 13, 2011 (19)

10.21	Stock Pledge Agreement executed by Fortune Market Media Inc. dated December 13, 2011 (19)
10.22	Conversion Agreement between the Company and GV Global Communications, Inc. (22)
10.23	Agreement by and between and Direct JV Investments Inc., Forex International Trading Corporation and Vulcan Oil & Gas Inc. dated January 7, 2013 (23)
10.24	Evaluation License Agreement dated September 2, 2013, by and between Forex International Trading Corp and Micrologic Design Automation, Inc. (27)
10.25	Letter Agreement dated January 2, 2014, by and between Forex International Trading Corp and Micrologic Design Automation, Inc. (28)
10.26	Settlement Agreement by and between Forex International Trading Corp. and Leova Dobris dated November 14, 2014 (29)
10.27	Exchange Agreement by and between Forex International Trading Corp. and Vladimir Kirish dated January 22, 2015 (30)
10.28	Exchange Agreement by and between Forex International Trading Corp. and GV Global Communications Inc. dated January 22, 2015 (30)
10.29	Agreement by and between Forex International Trading Corp. and Fleming PLLC dated January 22, 2015 (30)
10.30	Territorial License Agreement dated March 4, 2015, by and between Gopher Protocol Inc. and Hermes Roll LLC (32)
10.31	Amended and Restated Territorial License Agreement dated June 16, 2015 by and between Gopher Protocol Inc. and Hermes Roll LLC (35)
10.32	Letter Agreement dated August 20, 2015 by and between Gopher Protocol Inc. and Dr. Danny Rittman (36)
10.33	Consulting Agreement dated August 11, 2015, by and between Gopher Protocol Inc. and Michael Korsunsky (37)
10.34	Letter Agreement dated March 14, 2016 by and between Gopher Protocol Inc. and Dr. Danny Rittman. (38)
10.35	Amended and Restated Employment Agreement by and between Gopher Protocol Inc. and Dr. Danny Rittman dated April 19, 2016 (39)
10.36	Consulting Agreement dated September 10, 2016, by and between Gopher Protocol Inc. and Waterford Group LLC (40)
10.37	Conversion Agreement between the Company and Guardian Patch LLC dated May 23, 2017 (41)
10.38	Lock-Up and Leak-Out Agreement between the Company and Guardian Patch LLC dated June 26, 2017 (43)
10.39	Lock-Up and Leak-Out Agreement between the Company and Stanley Hills LLC dated June 29, 2017 (43)
10.40	Letter Agreement between the Company and Danny Rittman dated June 29, 2017 (43)
10.41	Asset Purchase Agreement between Gopher Protocol Inc. and RWJ Advanced Marketing, LLC dated September 1, 2017 (45)
10.42	Addendum to Asset Purchase Agreement between Gopher Protocol Inc. and RWJ Advanced Marketing, LLC dated September 1, 2017 (45)
10.43	Employment Agreement between Gopher Protocol Inc. and Gregory Bauer dated September 1, 2017 (45)
10.44	Consulting Agreement between Gopher Protocol Inc. and Guardian Patch, LLC dated September 1, 2017 (45)
10.45	Rescission Agreement between Gopher Protocol Inc. and Eagle Equities LLC dated December 31, 2017 (51)
10.46	Amendment of Lock-Up and Leak-Out Agreement between Gopher Protocol Inc. and Stanley Hills, LLC dated December 29, 2017(51)
10.47	Amendment of Lock-Up and Leak-Out Agreement between Gopher Protocol Inc. and Guardian Patch, LLC dated December 29, 2017(51)
10.48	Asset Purchase Agreement between Gopher Protocol Inc. and ECS Prepaid LLC dated March 1, 2018 (53)
10.49	Employment Agreement between Gopher Protocol Inc. and Derron Winfrey dated March 1, 2018(53)
10.50	Employment Agreement between Gopher Protocol Inc. and Mark Garner dated March 1, 2018(53)
10.51	Consulting Agreement between Gopher Protocol Inc. and J.I.L. Venture LLC dated March 1, 2018(53)
10.52	Executive Retention Agreement by and between Gopher Protocol Inc. and Kevin Pickard dated April 16, 2018 (55)
10.53	Indemnification Agreement by and between Gopher Protocol Inc. and Kevin Pickard dated April 16, 2018 (55)
10.54	Director Agreement by and between Gopher Protocol Inc. and Muhammad Khilji dated April 25, 2018 (56)
10.55	Indemnification Agreement by and between Gopher Protocol Inc. and Muhammad Khilji dated April 25, 2018 (56)

10.56	Director Agreement by and between Gopher Protocol Inc. and Robert Yaspan dated May 17, 2018 (58)
10.57	Director Agreement by and between Gopher Protocol Inc. and Judit Nagypal dated May 17, 2018 (58)
10.58	Director Agreement by and between Gopher Protocol Inc. and Ambassador Siegel dated May 17, 2018 (58)
10.59	Director Agreement by and between Gopher Protocol Inc. and Eva Bitter dated June 18, 2018 (59)
10.60	Employment Agreement by and between Gopher Protocol Inc. and Douglas L. Davis dated July 23, 2018 (60)
10.61	Director Agreement by and between Gopher Protocol Inc. and Mitchell K. Tavera dated July 31, 2018 (61)
10.62	Agreement between Gopher Protocol Inc. and Mobiquity Technologies, Inc. dated September 4, 2018 (62)
10.63	Consulting Agreement between Gopher Protocol Inc. and Consul Group RE 2021, SRL dated September 5, 2018 (62)
10.64	Exclusive Intellectual Property License and Royalty Agreement between Gopher Protocol Inc. and GBT Technologies, S.A. dated September 14, 2018 (63)
10.65	Letter Agreement between Gopher Protocol Inc. and Dr. Danny Rittman dated September 14, 2018 (63)
10.66	Exchange Agreement entered into between Gopher Protocol Inc., Altcorp Trading LLC, GBT Technologies, S.A., a Costa Rica company and Pablo Gonzalez dated June 17, 2019 (65)
10.67	Consulting Agreement entered into between Gopher Protocol Inc. and Glen Eagles Acquisition LP (66)
10.68	Letter Agreement between Mobiquity Technologies, Inc. and GBT Technologies Inc. executed August 2, 2019 Delivered August 6, 2019 (69)
10.69	Stock Purchase Agreement between Mobiquity Technologies, Inc. and GBT Technologies Inc. Dated September 10, 2019 (71)
1070	Stock Purchase Agreement between Marital Trust GST Subject U/W/O Leopold Salkind and GBT Technologies Inc. dated September 10, 2019 (71)
10.71	Stock Purchase Agreement between Dr. Gene Salkind and GBT Technologies Inc. dated September 10, 2019 (71)
10.72	Stock Purchase Agreement between Deepanker Katyal and GBT Technologies Inc. dated September 10, 2019 (71)
10.73	Joint Venture Agreement by and between GBT Technologies Inc. and BitSpeed LLC dated October 10, 2019 (73)
10.74	Consulting Agreement by and between Douglas L. Davis and GBT BitSpeed Corp. dated October 10, 2019 (73)
10.75	Letter Agreement between GBT Technologies Inc. and Stanley Hills LLC dated February 26, 2020 (74)
10.76	Amendment to Promissory Note between GBT Technologies Inc. and Iliad Research and Trading, L.P. dated February 27, 2020 (74)
10.77	Order dated February 27, 2020 issued by the United States District Court District of Nevada (74)
10.78	Joint Venture and Territorial License Agreement by and between GBT Technologies Inc. and Tokenize-It S.A. dated March 6, 2020 (75)
10.79	Consulting Agreement by and between Pablo Gonzalez and GBT Tokenize Corp. dated March 6, 2020 (75)
10.80	Pledge Agreement by and between GBT Tokenize Corp. and Tokenize-It S.A., dated March 6, 2020 (75)
10.81	Securities Purchase Agreement dated August 4, 2020 between GBT Technologies Inc. and Redstart Holdings Corp. (77)
16.1	Letter from Alan R. Swift, CPA, P.A. (33)
16.2	Letter from Anton & Chia, LLP (48)
21.1	List of Subsidiaries (70)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2010
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 28, 2010
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 13, 2010

(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 3, 2010
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 9, 2010
(6)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 9, 2009.
(7)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on November 2, 2009.
(8)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on January 29, 2010.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 22, 2010
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 17, 2010
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2011
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 2, 2011
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 9, 2011
(14)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 6, 2011
(15)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 20, 2011
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 29, 2011
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 9, 2011
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 12, 2011
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 16, 2011
(20)	Incorporated by referenced to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 13, 2012
(21)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 14, 2012
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 27, 2012.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 9, 2013.
(24)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2013.
(25)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 20, 2012.
(26)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 1, 2013.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 4, 2013.
(28)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2014.
(29)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 20, 2014
(30)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 27, 2015
(31)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 18, 2015
(32)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 12, 2015
(33)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 24, 2015
(34)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 1, 2015
(35)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 16, 2015

(36)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 21, 2015
(37)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 28, 2015
(38)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2016
(39)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2016
(40)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 13, 2016
(41)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 26, 2017
(42)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 13, 2017
(43)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 30, 2017
(44)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 7, 2017
(45)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 7, 2017
(46)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 22, 2017
(47)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 10, 2017
(48)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 27, 2017
(49)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 30, 2017
(50)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 2, 2018
(51)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2018
(52)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 6, 2018
(53)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 21, 2018
(54)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 13, 2018
(55)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 18, 2018
(56)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 26, 2018.
(57)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 8, 2018.
(58)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 22, 2018.
(59)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 22, 2018.
(60)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 24, 2018.
(61)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 31, 2018.
(62)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 9, 2018.
(63)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 18, 2018.
(64)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 13, 2018.
(65)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on June 19, 2019.

(66)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on July 12, 2019.
(67)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on July 15, 2019.
(68)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 5, 2019.
(69)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 7, 2019.
(70)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 15, 2019.
(71)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 16, 2019.
(72)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 25, 2019.
(73)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 16, 2019.
(74)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 2, 2020.
(75)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 11, 2020.
(76)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 24, 2020.
(77)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 10, 2020.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

GBT TECHNOLOGIES INC. (Registrant)

Date: August 12, 2020	By:	/s/ Mansour Khatib
Mansour Khatib
Chief Executive Officer (Principal Executive, Financial and Accounting Officer)