Form 10-Q
period 2020-09-30
GBT Technologies Inc.
filed 2020-11-12
CIK 1471781

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐     No ☒

Securities registered pursuant to Section 12(b) of the Act: Not applicable.

Title of each class	Trading Symbol	Name of each exchange on which registered
Not applicable.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.00001 par value	232,329,826 Common Shares
(Class)	(Outstanding at November 12, 2020)

GBT TECHNOLOGIES INC.

i

PART I. FINANCIAL INFORMATION

Item 1: Condensed consolidated financial statements

GBT TECHNOLOGIES INC. (FORMERLY GOPHER PROTOCOL, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current Assets:
Cash	$252,049	$59,634
Other receivable	475,170	-
Marketable equity security	500,500	1,000,000
Assets of discontinued operations	-	206,809
Total current assets	1,227,719	1,266,443

Property and equipment, net	-	-
Note receivable	100,214	-
Convertible note receivable	-	4,000,000

Total assets	$1,327,933	$5,266,443

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses (including related parties of $251,833 and $334,000)	$2,829,492	$1,814,609
Accrued settlement	4,090,057	4,090,057
Convertible notes payable, net of discount of $577,931 and $0	3,011,123	-
Note payable, net of discount of $0 and $47,671	2,600,988	5,923,590
Derivative liability	3,197,367	-
Liabilities of discontinued operations	-	1,151,073
Total current liabilities	15,729,027	12,979,329

Convertible notes payable	10,153,600	11,000,000
Note payable	149,012	-

Total liabilities	26,031,639	23,979,329

Contingencies	-	-

Stockholders’ Deficit:
Series B Preferred stock, $0.00001 par value; 20,000,000 shares authorized; 45,000 and 45,000 shares issued and outstanding at September 30, 2020 and December 31, 2019	-	-
Series C Preferred stock, $0.00001 par value; 10,000 shares authorized; 700 and 700 shares issued and outstanding at September 30, 2020 and December 31, 2019	-	-
Series D Preferred stock, $0.00001 par value; 100,000 shares authorized; 0 and 0 shares issued and outstanding at September 30, 2020 and December 31, 2019	-	-
Series G Preferred stock, $0.00001 par value; 2,000,000 shares authorized; 0 and 0 shares issued and outstanding at September 30, 2020 and December 31, 2019	-	-
Series H Preferred stock, $0.00001 par value ($500.00 stated value); 40,000 shares authorized; 20,000 and 20,000 shares issued and outstanding at September 30, 2020 and December 31, 2019	-	-
Common stock, $0.00001 par value; 100,000,000,000 shares authorized; 212,329,826 and 16,536,351 shares issued and outstanding at September 30, 2020 and December 31, 2019	6,268	4,310
Treasury stock, at cost; 1,040 shares at December 31, 2019 and 2018	(643,059)	(643,059)
Stock loan receivable	(7,610,147)	(7,610,147)
Additional paid in capital	250,129,185	242,192,461
Accumulated deficit	(266,585,953)	(252,656,451)
Total stockholders’ deficit	(24,703,706)	(18,712,886)
Total liabilities and stockholders’ deficit	$1,327,933	$5,266,443

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC. (FORMERLY GOPHER PROTOCOL, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales - related party	$45,000	$45,000	$135,000	$135,000

Operating expenses:
General and administrative expenses	446,745	122,236,998	1,374,564	126,286,781
Marketing expenses	6,045	82,770	30,100	800,594
Acquisition costs	-	-	-	150,000
Impairment of assets	-	-	5,500,000	-
Total operating expenses	452,790	122,319,768	6,904,664	127,237,375

Loss from operations	(407,790)	(122,274,768)	(6,769,664)	(127,102,375)

Other income (expense):
Amortization of debt discount	(1,163,905)	(4,165,716)	(3,881,423)	(6,745,837)
Change in fair value of derivative liability	1,653,200	88,275,752	612,829	(13,614,981)
Interest expense and financing costs	(500,351)	(490,265)	(2,201,915)	(6,414,500)
Unrealized gain (loss) on marketable equity security	(683,548)	(792,405)	(769,500)	(6,475,317)
Realized gain (loss) on disposal of marketable equity security	(224,830)	(3,673,595)	(474,830)	(90,683)
Loss on exchange of assets	-	-	(1,430,000)	-
Equity income (loss) in investment	-	620,127		583,568
Interest income	214	93,750	214	281,250
Total other income (expense)	(919,220)	79,867,648	(8,144,625)	(32,476,500)

Loss before income taxes	(1,327,010)	(42,407,120)	(14,914,289)	(159,578,875)

Income tax expense	-	-	-	-

Loss from continuing operations	(1,327,010)	(42,407,120)	(14,914,289)	(159,578,875)

Discontinued operations:
Loss from operations of discontinued operations	-	(377,731)	(16,924)	(957,211)
Gain on disposition of discontinued operations	1,001,711	1,381,803	1,001,711	1,381,803
	1,001,711	1,004,072	984,787	424,592

Net loss	$(325,299)	$(41,403,048)	$(13,929,502)	$(159,154,283)

Weighted average common shares outstanding:
Basic and diluted	185,595,024	2,126,620	134,674,991	2,093,473

Net loss per share (basic and diluted):
Continuing operations	$(0.01)	$(19.94)	$(0.11)	$(76.23)
Discontinued operations	0.01	0.47	0.01	0.20
	$(0.00)	$(19.47)	$(0.10)	$(76.02)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC. (FORMERLY GOPHER PROTOCOL, INC.)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series G Convertible Preferred Stock		Series H Convertible Preferred Stock		Common Stock		Treasury Stock		Stock Loan	Additional Paid-in	Accumulated	Total Stockholders’ Equity/
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	(Deficit)
Balance, December 31, 2019	45,000	$-	700	$-	-	$-	-	$-	20,000	$-	16,536,351	$4,310	$1,040	$(643,059)	$(7,610,147)	$242,192,461	$(252,656,451)	$(18,712,886)

Common stock issued for conversion of convertible debt	-	-	-	-	-	-	-	-	-	-	45,580,989	455	-	-	-	509,434	-	509,889
Common stock issued for joint venture	-	-	-	-	-	-	-	-	-	-	100,000,000	1,000	-	-	-	5,499,000		5,500,000
Fair value of beneficial conversion feature of converted	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,021,001	-	1,021,001
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(10,007,840)	(10,007,840)

Balance, March 31, 2020	45,000	-	700	-	-	-	-	-	20,000	-	162,117,340	5,765	1,040	(643,059)	(7,610,147)	249,221,896	(262,664,291)	(21,689,836)

Common stock issued for conversion of convertible debt	-	-	-	-	-	-	-	-	-	-	14,873,256	149	-	-	-	114,851	-	115,000
Fair value of beneficial conversion feature of converted	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	146,151	-	146,151
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,596,363)	(3,596,363)

Balance, June 30, 2020	45,000	-	700	-	-	-	-	-	20,000	-	176,990,596	5,914	1,040	(643,059)	(7,610,147)	249,482,898	(266,260,654)	(25,025,048)

Common stock issued for conversion of convertible debt	-	-	-	-	-	-	-	-	-	-	35,339,230	354	-	-	-	337,836	-	338,190
Fair value of beneficial conversion feature of converted	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	308,451	-	308,451
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(325,299)	(325,299)

Balance, September 30, 2020	45,000	$-	700	$-	-	$-	-	$-	20,000	$-	212,329,826	$6,268	$1,040	$(643,059)	$(7,610,147)	$250,129,185	$(266,585,953)	$(24,703,706)

Balance, December 31, 2018	45,000	$-	700	$-	-	$-	-	$-	-	$-	1,822,243	$3,822	$1,040	$(643,059)	$-	$81,306,958	$(66,151,332)	$14,516,389

Common stock issued for services	-	-	-	-	-	-	-	-	-	-	3,000	3	-	-	-	134,697		134,700
Common stock issued for conversion of convertible debt and accrued interest	-	-	-	-	-	-	-	-	-	-	51,586	52	-	-	-	982,202	-	982,254
Common stock issued for stock loan	-	-	-	-	-	-	-	-	-	-	200,267	200	-	-	(7,610,147)	7,609,947	-	-
Stock options issued for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	694,816	-	694,816
Fair value of beneficial conversion feature of converted/debt repaid	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,018,302	-	2,018,302
Relative fair value of warrants issued with convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,634,760	-	1,634,760
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(8,105,860)	(8,105,860)

Balance, March 31, 2019	45,000	-	700	-	-	-	-	-	-	-	2,077,096	4,077	1,040	(643,059)	(7,610,147)	94,381,682	(74,257,192)	11,875,361

Common stock issued for services	-	-	-	-	-	-	-	-	-	-	6,500	7	-	-	-	101,193		101,200
Common stock issued for penalty	-	-	-	-	-	-	-	-	-	-	59,820	59	-	-	-	975,006		975,065
Common stock issued for conversion of convertible debt and accrued interest	-	-	-	-	-	-	-	-	-	-	23,176	23	-	-	-	437,857	-	437,880
Series H preferred stock issued for acquisition	-	-	-	-	-	-	-	-	20,000	-	-	-	-	-	-	10,000,000	-	10,000,000
Stock options issued for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	71,988	-	71,988
Fair value of beneficial conversion feature of converted/debt repaid	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	246,276	-	246,276
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(109,645,375)	(109,645,375)

Balance, June 30, 2019	45,000	-	700	-	-	-	-	-	20,000	-	2,166,592	4,166	1,040	(643,059)	(7,610,147)	106,214,002	(183,902,567)	(85,937,605)

Rounding of shares due to stock split	-	-	-	-	-	-	-	-	-	-	3,545	-	-	-	-	-	-	-
Cancellation of shares for exchange of Mobiquity shares	-	-	-	-	-	-	-	-	-	-	(200,000)	(2)	-	-	-	(797,998)	-	(798,000)
Fair value of warrants issued	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	120,476,603	-	120,476,603
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(41,403,048)	(41,403,048)

Balance, September 30, 2019	45,000	$-	700	$-	-	$-	-	$-	20,000	$-	1,970,137	$4,164	$1,040	$(643,059)	$(7,610,147)	$225,892,607	$(225,305,615)	$(7,662,050)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC. (FORMERLY GOPHER PROTOCOL, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(13,929,502)	$(159,154,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	46,363	83,750
Amortization of intangible assets	-	358,266
Amortization of debt discount	3,881,423	6,745,837
Change in fair value of derivative liability	(612,829)	13,614,981
Financing cost	945,916	4,356,699
Shares issued for services	-	235,900
Shares issued for penalty	-	975,065
Convertible note issued for penalty	242,712	-
Warrants issued for services	-	766,804
Fair value of warrants issued in accordance with anit-dilution	-	120,476,603
Impairment of assets	5,500,000	-
Unrealized (gain) loss on market equity security	769,500	6,475,317
Realized gain on disposal of market equity security	474,830	90,683
Loss on exchange of assets	1,430,000	-
Equity income in investment	-	(583,568)
Gain on disposition of discontinued operations	(1,001,711)	(1,381,803)
Convertible note receivable exchanged for services	200,000	1,000,000
Changes in operating assets and liabilities:
Accounts receivable	1,674	(526,961)
Other receivable	100,000	-
Prepaid expenses	-	(265,250)
Accounts payable and accrued expenses	1,408,711	1,460,086
Unearned revenue	-	(5,539)
Due to Guardian, LLC	-	(702,483)
Net cash used in operating activities	(542,913)	(5,979,896)

Cash Flows From Investing Activities:
Purchase of property and equipment	(4,200)	(13,321)
Cash paid for investment	-	(1,200,000)
Cash of discontinued operations	(227,571)	(270,947)
Cash from the sale of marketable equity security	-	336,000
Net cash used in investing activities	(231,771)	(1,148,268)

Cash Flows From Financing Activities:
Issuance of convertible notes	648,460	3,000,000
Issuance of notes payable	318,639	2,553,817
Payments on notes payable	-	(99,256)
Net cash provided by financing activities	967,099	5,454,561

Net increase (decrease) in cash	192,415	(1,673,603)

Cash, beginning of period	59,634	1,863,510

Cash, end of period	$252,049	$189,907

Cash paid for:
Interest	$-	$744
Income taxes	$-	$-

Supplemental non-cash investing and financing activities
Debt discount	$4,411,683	$3,636,000
Transfer of derivative liability to equity	$1,475,603	$2,264,578
Convertible notes issued for notes payable and accrued interest	$3,738,171	$-
Common stock issued for convertible notes and accrued interest	$963,079	$-

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC. (FORMERLY GOPHER PROTOCOL, INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 and 2019 (unaudited)

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

GBT Technologies Inc. (formerly Gopher Protocol Inc.) (the “Company”, “GBT”, “GTCH”) was incorporated on July 22, 2009 under the laws of the State of Nevada. The Company is targeting growing markets such as development of Internet of Things (IoT) and Artificial Intelligence (AI) enabled networking and tracking technologies, including wireless mesh network technology platform and fixed solutions, development of an intelligent human body vitals device, asset-tracking IoT, and wireless mesh networks. Effective August 5, 2019, the Company changed its name from Gopher Protocol Inc. to GBT Technologies Inc. The Company derived revenues from (i) the provision of IT services; and (ii) from the licensing of its technology.

The unaudited condensed consolidated financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to such rules and regulations. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results expected for the year ending December 31, 2020.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $266,585,953 and has a working capital deficit of $14,501,308 as of September 30, 2020, and is in default on a note payable and other obligations, which raises substantial doubt about its ability to continue as a going concern.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries; the Company’s 50% owned subsidiaries GBT BitSpeed Corp. and GBT Tokenize Corp; Gopher Protocol UK Limited (currently inactive); the Company’s 50% owned subsidiary, Gopher Protocol Costa Rica Sociedad De Responabilidad Limitada (currently inactive), a wholly owned Altcorp Trading LLC, a Costa Rica company (“AltCorp”) and Greenwich International Holdings, a Costa Rica corporation (“Greenwich”). All significant intercompany transactions and balances have been eliminated.

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly-liquid debt instruments with original maturities of three months or less. As of September 30, 2020 and December 31, 2019, the Company did not have any cash equivalents.

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

Long-Lived Assets

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at September 30, 2020 and December 31, 2019, the Company believes there was no impairment of its long-lived assets.

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

Note Receivable

Note receivable consists of a promissory note received in connection with the sale of Ugopherservices (see Note 3). The note is due on December 31, 2021 and accrues interest at 6% per annum.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of September 30, 2020, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities.

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

At September 30, 2020 and December 31, 2019, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

	Fair Value	Fair Value Measurements at
	As of	September 30, 2020
	September 30,	Using Fair Value Hierarchy
Description	2020	Level 1	Level 2	Level 3
Marketable equity security - Surge Holdings, Inc.	$500,500	$-	$500,500	$-

Conversion feature on convertible notes	$3,197,367	$-	$3,197,367	$-

	Fair Value	Fair Value Measurements at
	As of	December 31, 2019
	December 31,	Using Fair Value Hierarchy
Description	2019	Level 1	Level 2	Level 3
Marketable equity security - Surge Holdings, Inc.	$1,000,000	$-	$1,000,000	$-

Treasury Stock

Treasury stock is recorded at cost. The re-issuance of treasury shares is accounted for on a first in, first-out basis and any difference between the cost of treasury shares and the re-issuance proceeds are charged or credited to additional paid-in capital.

Stock Loan Receivable

On January 8, 2019, the Company entered into a Stock Pledge Agreement with Latin American Exchange Latinex Casa de Cambio, S.A., a Costa Rica corporation (“Latinex”), to provide that Latinex may maintain its required regulatory capital as required by various regulators. The Company has pledged 200,267 restricted shares of its common stock valued at $7,610,147 (based on the closing price on the grant date) for a term of three years in consideration of an annual payment of $375,000 paid in quarterly installments of $93,750. In lieu of cash payment, Latinex may pay the Company in virtual currency of WISE Network S.A. valued at a 50% discount of its offering price of $10 per token. In the event that Latinex’s required capital has decreased below $5,000,000, Latinex is permitted to sell the pledged shares of common stock only in an amount to ensure that Latinex can satisfy the required capital levels. The Company must consent to such sale of the shares of common stock, which may not be unreasonably withheld. Upon expiration of the agreement, the remaining shares of common stock shall be returned to the Company free and clear of all liens. The Company has recorded the value of these shares of common stock as a stock loan receivable which is presented as a contra-equity account in the accompanying consolidated balance sheets. At December 31, 2019, the Company wrote off the accrued interest income as Latinex did not perform any payment and the Company has no mean to enforce this payment. Latinex agreed in principal to return the pledged 200,267 restricted shares to the Company for cancellation. The 200,267 restricted shares have not yet been returned to the Company as of September 30, 2020.

Revenue Recognition

Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers ("Topic 606"), became effective for the Company on January 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the "modified retrospective" transition method for open contracts for the implementation of Topic 606. The Company had no significant post-delivery obligations, this new standard did not result in a material recognition of revenue on the Company’s accompanying consolidated financial statements for the cumulative impact of applying this new standard. The Company made no adjustments to its previously-reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

Revenue from providing IT services are recognized under Topic 606 in a manner that reasonably reflects the delivery of its services to customers in return for expected consideration and includes the following elements:

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

Unearned revenue

Unearned revenue represents the net amount received for the purchase of products that have not seen shipped to the Company’s customers. In 2018, the Company ran pre-sales efforts for its pet tracker product and received prepayments for its product. In addition, during 2018, the Company received $200,000 in connection with an intellectual property license and royalty agreement (see Note 14). At December 31, 2019, the Company determined that the unearned revenue would not likely result in the recognition of revenue; therefore, $249,094 of unearned revenue was reclassified to accrued expenses at September 30, 2020 and December 31, 2019.

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

	September 30,	December 31,
	2020	2019
Series B preferred stock	30	30
Series C preferred stock	8	8
Series H preferred stock	1,000,000	1,000,000
Warrants	19,650,167	19,654,167
Convertible notes	530,418,839	1,100,000
Total	551,069,044	21,754,205

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of September 30, 2020, through the date which the condensed consolidated financial statements are issued. Based upon the review, other than described in Note 16 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Recent Accounting Pronouncements

In June 2018, the FASB issued Accounting Standards Update (“ASU”) ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 is effective on January 1, 2019. Early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s financial statements.

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

Note 3 – Discontinued Operations

On September 18, 2020, the Company entered into a Purchase and Sale Agreement with Mr. LightHouse LTD., an Israeli corporation (“MLH”) pursuant to which the Company agreed to sell and assign to MLH, effective July 1, 2020 all the shares, and certain specified liabilities, of Ugopherservices Corp. (“UGO”), a wholly owned subsidiary of the Company, in consideration of $100,000 to be paid through the delivery of a promissory note payable to the Company (the “Note”), upon the terms and subject to the limitations and conditions set forth in the Note. There is no material relationship between the Company, on one hand, and MLH, on the other hand.

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

UGO, ECS Prepaid, Electronic Check Services and the Central State Legal Services businesses have been presented as discontinued operations on the accompanying financial statements.

The operating results for UGO, ECS Prepaid, Electronic Check Services and the Central State Legal Services have been presented in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 as discontinued operations and are summarized below:

	Three Months Ended September 30,
	2020	2019
Revenue	$-	$12,346,952
Cost of revenue	-	11,995,731
Gross Profit	-	351,221
Operating expenses	-	728,952
Loss from operations	-	(377,731)
Other income (expenses)	-	-
Net loss	$-	$(377,731)

	Nine Months Ended September 30,
	2020	2019
Revenue	$8,291,842	$38,082,039
Cost of revenue	7,900,122	36,905,872
Gross Profit	391,720	1,176,167
Operating expenses	408,644	2,133,375
Loss from operations	(16,924)	(957,208)
Other income (expenses)	-	(3)
Net loss	$(16,924)	$(957,211)

The assets and liabilities of the discontinued operations at September 30, 2020 and December 31, 2019 are summarized below:

	September 30,	December 31,
	2020	2019
Current assets	$-	$89,123
Property and equipment	-	117,686
Total assets	$-	$206,809

Current liabilities	$-	$1,151,073
Total liabilities	$-	$1,151,073

As a result of these transaction, the Company recognized a gain on the disposition of discontinued operations of $1,001,711 and $1,381,803 for the nine months ended September 30, 2020 and 2019, respectively.

Note 4 - Property and Equipment, Net

Property and equipment consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Furniture	$9,430	$9,430
Computers and equipment	12,539	12,539
	21,969	21,969
Less accumulated depreciation	(21,969)	(21,969)
Property and equipment, net	$-	$-

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

On or about June 23, 2020, the Company and AltCorp entered into agreements with SURG and Glen Eagles Acquisition LP (“Glen”) into series of agreements regarding the $4,000,000 SURG Note for which the SURG Note has been converted in full into 5,500,000 restricted stock of SURG (“Issued Shares”) along with an additional 22,000,000 SURG shares reserved for the benefit of the Company’s subsidiary as a true up of shares to secure the value of the Issued Shares as $2,750,000. The Company agreed that the Issued Shares will be restricted for a year. As a result of the exchange of $2,750,000 of the SURG Note for 5,500,000 shares of SURG common stock, the Company recognized a loss of $1,430,000.

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

On or about June 23, 2020, Stanley Hills LLC (“Stanley”) which holds a pledge of 3,333,333 shares of SURG common stock (See Note 8) via its manager/member (“Stanley’s Member”), acting as an agent for the Company, entered into an agreement with SURG, its transfer agent and an escrow officer for which it was agreed that 3,333,333 SURG shares will be cancelled for consideration of up to $700,000. Between sales to SURG and to a third party, the amount of $575,170 was received into a lawyer’s trust account for the benefit of AltCorp, and 3,333,333 of SURG shares have been sent for cancelation. During the nine months ended September 30, 2020, $100,000 was paid for legal fees from the lawyer’s trust account leaving a balance of $475,170 at September 30, 2020.

On August 12, 2020, the Company and its subsidiary, AltCorp, entered into a new pledge agreement with Stanley, where 5,500,000 SURG shares been pledged to Stanley to secure the debt payable by the Company to Stanley as well as mitigate the damages allegedly created by SURG.

As of September 30, 2020, the Company’s investment in SURG consisted of 5,500,000 shares of SURG common stock which was valued at $500,500. (See Note 16 for Subsequent Events)

Mobiquity Technologies, Inc (Divested in 2019).

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

In addition, the Company issued 20,000 shares of common stock to Glen Eagles Acquisition LP (“Glen”) in consideration of its consulting services associated with the negotiation of the number of shares of common stock to be delivered to Mobiquity upon exercise of the Mobiquity Warrants.

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

On May 10, 2019, the Company entered into a Membership Interest Purchase Agreement with Glen pursuant to which the Company acquired 49% of the membership interest in Advangelists, LLC (the “AVNG Interest”) in consideration of the assumption of a Promissory Note payable by Glen to the former owners of the AVGN Interest with an outstanding balance of $7,475,000 (the “AVNG Note”) and cancellation of an outstanding Promissory Note payable by Glen to the Company in the amount of $1,200,000 originally issued on March 1, 2019. Concurrently, the Company entered into a Membership Interest Purchase Agreement with Mobiquity pursuant to which the Company sold the AVNG Interest to Mobiquity in consideration of Mobiquity assuming the AVNG Note and Mobiquity amending the terms of the Remaining Mobiquity Warrant providing for cashless exercise.

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

On September 10, 2019, the Company entered into (i) a Stock Purchase Agreement with Mobiquity pursuant to which the Company agreed to return 15,000,000 shares of Mobiquity common stock to Mobiquity in exchange for 110,000 shares of common stock of the Company, (ii) a Stock Purchase Agreement with Marital Trust GST Subject U/W/O Leopold Salkind (“Salkind Trust”) pursuant to which the Company agreed to sell 7,000,000 shares of Mobiquity common stock to Salkind Trust in consideration of $67,200, (iii) Stock Purchase Agreement with Dr. Gene Salkind (“Salkind”) pursuant to which the Company agreed to sell 28,000,000 shares of Mobiquity common stock to Salkind in consideration of $268,000 and (iv) a Stock Purchase Agreement with Deepanker Katyal (“Katyal”) pursuant to which the Company agreed to sell 10,000,000 shares of Mobiquity common stock to Katyal in consideration of 90,000 shares of common stock of the Company. The closing of the agreements occurred on September 13, 2019. As a result of these transactions, the Company realized a loss on the sale of Mobiquity common stock of $3,673,595. At September 30, 2020 and December 31, 2019, the Company owned no shares of Mobiquity common stock.

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

Note 7 – Investment in Joint Venture

On March 6, 2020, the Company through Greenwich, entered into a Joint Venture and Territorial License Agreement (the “Tokenize Agreement”) with Tokenize-It, S.A. (“Tokenize”), which is owned by a Costa Rica Trust represented by Pablo Gonzalez (“Gonzalez”). Gonzalez also represents Gonzalez Costa Rica Trust, which holds a note in the principal amount of $10,000,000 and is also a shareholder of the Company. Under the Tokenize Agreement, the parties formed GBT Tokenize Corp., a Nevada corporation (“GBT Tokenize”). The purpose of GBT Tokenize is to develop, maintain and support source codes for its proprietary technologies including advanced mobile chip technologies, tracking, radio technologies, AI core engine, electronic design automation, mesh, games, data storage, networking, IT services, business process outsourcing development services, customer service, technical support and quality assurance for business, customizable and dedicated inbound and outbound calls solutions, as well as digital communications processing for enterprises and startups (“Technology Portfolio”), throughout the State of California. Upon generating any revenue from the Technology Portfolio, the Joint Venture will earn the first right of refusal for other territories.

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

At March 31, 2020, the Company evaluated the carrying amount of this joint venture investment and determined that this investment was fully impaired and as a result an impairment charge of $5,500,000 was taken. Although the investment was impaired, the product development is still ongoing.

Note 8 – Convertible Notes Payable

Convertible notes payable at September 30, 2020 and December 31, 2019 consist of the following:

	September 30,	December 31,
	2020	2019
Convertible note payable to GBT Technologies	$10,000,000	$10,000,000
Convertible note payable to Glen Eagle	-	1,000,000
Convertible note payable to Power Up	-	-
Convertible notes payable to Redstart Holdings	247,200	-
Convertible note payable to Stanley Hills	1,158,471	-
Convertible note payable to Iliad	2,336,983	-
Total convertible notes payable	13,742,654	11,000,000
Unamortized debt discount	(577,931)	-
Convertible notes payable	13,164,723	11,000,000
Less current portion	(3,011,123)	-
Convertible notes payable, long-term portion	$10,153,600	$11,000,000

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

On or about June 23, 2020, the Company and AltCorp entered into agreements with SURG and Glen Eagles Acquisition LP (“Glen”) into series of agreements regarding the $4,000,000 SURG Note. (See Note 5) Glen converted in full its $1,000,000 convertible note that was issued by the Company on July 8, 2019 plus $50,000 of accrued interest, into $1,050,000 of a SURG Note via an assignment of a portion ($1,050,000 of a $4,000,000 face value) of the $4,000,000 SURG Note. In addition, the Company entered into a consulting agreement with Glen for which the Company shall pay to Glen $200,000 via an assignment of a portion ($200,000 of a $4,000,000 face value) of the $4,000,000 SURG Note. Glen in turn will convert all its $1,250,000 considerations received into 2,500,000 SURG shares.

Power Up Lending Group Ltd.

On February 18, 2020, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd., an accredited investor (“Power Up”) pursuant to which the Company issued to Power Up a Convertible Promissory Note (the “Power Note”) in the aggregate principal amount of $183,600 for a purchase price of $153,000. The Power Note has a maturity date of May 15, 2021 and the Company has agreed to pay interest on the unpaid principal balance of the Power Note at the rate of six percent (6%) per annum from the date on which the Power Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Power Note, provided it makes a payment including a prepayment to Power Up as set forth in the Power Note. The transactions described above closed on February 19, 2020. The outstanding principal amount of the Power Note may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Power Up may convert the Power Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 15-day look back immediately preceding the date of conversion. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Power Note), the Power Note shall become immediately due and payable and the Company shall pay to Power Up, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Power Note. As of September 30, 2020, the full amount of the Power Note was converted into shares of the Company’s common stock.

Redstart Holdings Corp.

On August 4, 2020, the Company entered into a Securities Purchase Agreement with Redstart Holdings Corp., an accredited investor (“Redstart”) pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 1”) in the aggregate principal amount of $153,600 for a purchase price of $128,000. The Redstart Note No. 1 has a maturity date of November 3, 2021 and the Company has agreed to pay interest on the unpaid principal balance of the Redstart Note No. 1 at the rate of six percent (6%) per annum from the date on which the Redstart Note No. 1 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 1, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 1. The transactions described above closed on August 5, 2020.

The outstanding principal amount of the Redstart Note No. 1 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 1 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 1), the Redstart Note No. 1 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 1.

On September 15, 2020, the Company entered into a Securities Purchase Agreement with Redstart pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 2”) in the aggregate principal amount of $93,600 for a purchase price of $78,000. The Redstart Note No. 2 has a maturity date of September 15, 2021 and the Company has agreed to pay interest on the unpaid principal balance of the Redstart Note No. 2 at the rate of six percent (6%) per annum from the date on which the Redstart Note No. 2 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 2, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 2. The transactions described above closed on September 16, 2020. The outstanding principal amount of the Redstart Note No. 2 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 2 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 2), the Redstart Note No. 2 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 2.

Stanley Hills LLC

The Company entered into a series of loan agreements with Stanley Hills LLC (“Stanley”) pursuant to which it received more than $1,000,000 in loans (the “Debt”) since May 2019 up to December 2019. On February 26, 2020, in order to induce Stanley to continue to provide funding, the Company and Stanley entered into a letter agreement providing that the current note payable balance due to Stanley (See Note 9) in the amount of $1,214,900 may be converted into shares of common stock of the Company at a conversion price equal to 85% multiplied by the lowest one trading price for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date. Stanley has agreed to restrict its ability to convert the Debt and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. During the first quarter of 2020, Stanley converted $345,889 of its convertible note into 36,756,267 shares of the Company’s common stock, and during the second and third quarters of 2020, Stanley loaned the Company an additional $289,460. The balance of the Stanley debt at September 30, 2020 was $1,158,471. The Stanley debt is secured via a pledge agreement on the SURG shares (See Note 5).

Iliad Research and Trading, L.P.

On February 27, 2019, the Company entered into a note purchase agreement with a third party investor - Iliad Research and Trading, L.P.(“Iliad”), pursuant to which the Company issued a promissory note for the original principal amount of $2,325,000. The promissory note had an original issue discount of $300,000 and the inventor paid consideration of $2,025,000 to the Company, of which $25,000 was paid for legal expenses. The outstanding balance of the promissory note is to be paid on the one-year anniversary of the issuance of the note. Interest on the note accrues at the rate of 10% per annum compounding daily. Subject to the terms and conditions set forth in the note, the Company may prepay all or any portion of the outstanding balance of the note at any time in an amount in cash equal to 120% of the amount repaid. In connection with transactions that generate less than $1,000,000 in proceeds, the Company has agreed to not issue any debt instrument or incurrence of any debt other than trade payables in the ordinary course of business, any securities or agreements to sell common stock with anti-dilution or price reset/reduction features or any securities that are or may be become convertible or exercisable into common stock with a price that varies with the market price of the common stock (collectively, “Restricted Issuance Transaction”). The outstanding balance of the Note will be increased by 5% in the event the Company enters into a Restricted Issuance Transaction that is approved by Iliad. The original issue discount is being amortized to interest expense over the term of the promissory note.

On February 27, 2020, the Company and Iliad entered into an Amendment to the Iliad Note (See Note 9) pursuant to which the maturity date of the Iliad Note was extended to August 27, 2020, provided that the Debt may be converted into shares of common stock of the Company at a conversion price equal to 80% multiplied by the lowest trading daily VWAP for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date, provided for the payment by the Company to Iliad of an extension fee equal to 7.5% of the outstanding balance of the Iliad Note resulting in a new balance of the Iliad Note of $2,765,983 and provided that the Company’s failure to deliver shares of common stock within three trading days of a conversion would result in an event of default. Iliad has agreed to restrict its ability to convert the Iliad Note and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock. On July 20, 2020 the Company and Iliad entered into agreement to extend the maturity of the Iliad Note until February 27, 2021 in consideration of an extension fee of $1,000. During the nine months ended September 30, 2020, Iliad converted $429,000 of its convertible note to 39,425,822 shares of the Company’s common stock. The balance of the Iliad debt at September 30, 2020 was $2,336,983, plus accrued interest of $156,621.

Discounts on convertible notes

The Company recognized interest expense of $3,833,752 and $6,569,124 during the nine months ended September 30, 2020 and 2019, respectively, related to the amortization of the debt discount on convertible notes. The unamortized debt discount at September 30, 2020 was $577,931.

 A roll-forward of the convertible notes payable from December 31, 2019 to September 30, 2020 is below:

Convertible notes payable, December 31, 2019	$11,000,000
Issued for cash	648,460
Exchange of convertible note for other company assets	(1,000,000)
Notes payable converted to convertible notes	3,980,883
Original issue discount	71,800
Conversion to common stock	(958,489)
Debt discount related to new convertible notes	(4,411,683)
Amortization of debt discounts	3,833,752
Convertible notes payable, September 30, 2020	$13,164,723

Note 9 - Notes Payable

Notes payable at September 30, 2020 and December 31, 2019 consist of the following:

	September 30, 2020	December 31, 2019
RWJ acquisition note	$2,600,000	$2,600,000
Promissory note to Iliad	-	2,325,000
Promissory note to Stanley Hills	-	1,046,261
SBA loan	150,000	-
Total notes payable	2,750,000	5,971,261
Unamortized debt discount	-	(47,671)
Notes payable	2,750,000	5,923,590
Less current portion	(2,600,988)	-
Notes payable, long-term portion	$149,012	$5,923,590

RWJ Acquisition Note

In connection with the acquisition of RWJ in September 2017, the Company issued a note payable. The note accrues interest at 3.5% per annum, was due on December 31, 2019 and is secured by the assets purchased in the acquisition. This note has not been repaid as of September 30, 2020. (See Notes 14, 16).

SBA Loan

On June 22, 2020, the Company received a loan from the Small Business Administration under the Economic Injury Disaster Loan program related to the COVID-19 relief efforts. The loan bears interest at 3.75% per annum, requires monthly principal and interest payments of $731 after 12 months from funding and is due 30 years from the date of issuance.

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

The Company issued promissory notes with Stanley Hills for funds received as working capital. The notes accrue interest at 10% per annum and were due on February 9, 2020. On February 26, 2020, in order to induce Stanley to continue to provide funding, the Company and Stanley entered into a letter agreement (See Note 8) providing that the debt in the amount of $1,214,900 may be converted into shares of common stock of the Company at a conversion price equal to 85% multiplied by the lowest one trading price for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date. The Stanley Hills note was reclassified from notes payable to convertible notes payable (See Note 8).

Discounts on Promissory Note

The Company recognized interest expense of $47,671 and $176,712 during the nine months ended September 30, 2020 and 2019, respectively, related to the amortization of the debt discount on promissory notes. The unamortized debt discount at September 30, 2020 was $0.

A roll-forward of the promissory notes from December 31, 2019 to September 30, 2020 is below:

Notes payable, December 31, 2019	$5,923,590
Issued for cash	318,639
Accrued interest and penalties added to notes payable	440,983
Notes payable converted to convertible notes	(3,980,883)
Amortization of debt discounts	47,671
Notes payable, September 30, 2020	$2,750,000

Note 10 – Accrued Settlement

In connection with a legal matter filed by the Investor of the $8,340,000 Senior Secured Redeemable Convertible Debenture, on December 23, 2019, in the pending arbitration between the Company and the Investor, an Interim Award was entered in favor of the Investor. On January 31, 2020, the Company was informed that a final award was entered (the “Final Award”). The Final Award affirms that certain sections of the Senior Secured Redeemable Convertible Debenture (the “Debenture”) constitute unenforceable liquidated damages penalties and were stricken. Further, it was determined that the Investor was entitled to recovery of their attorney’s fees. Consequently, the arbitrator awarded Investor an award of $4,034,444 plus interest of 7.25% accrued from May 15, 2019 and costs in the amount of $55,613. (See Note 14). In connection with this settlement, the Company recognized a gain on the settlement of debt of $1,375,556 in 2019 as the difference between the carrying amount of the debt and the amount awarded by the arbitrator (See Note 14).

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

The Company uses a weighted average Black-Scholes option pricing model with the following assumptions to measure the fair value of derivative liability at September 30, 2020:

Stock price	$0.012
Risk free rate	0.12%
Volatility	250%
Conversion/ Exercise price	$.007-.008
Dividend rate	0%

The following table represents the Company’s derivative liability activity for the nine months ended September 30, 2020:

Derivative liability balance, December 31, 2019	$-
Issuance of derivative liability during the period	5,285,799
Fair value of beneficial conversion feature of debt converted	(1,475,603)
Change in derivative liability during the period	(612,829)
Derivative liability balance, September 30, 2020	$3,197,367

Note 12- Stockholders’ Equity

Common Stock

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

During the nine months ended September 30, 2020, the Company had the following transactions in its common stock:

●	issued an aggregate of 95,793,475 for the conversion of convertible notes of $958,489 and accrued interest of $4,590;

●	issued 100,000,000 shares to GBT Tokenize for a joint venture agreement. The value of the common stock of $5,500,000 was determined based on the closing stock price of the Company’s common stock on the grant date.

During the nine months ended September 30, 2019, the Company had the following transactions in its common stock:

●	issued an aggregate of 9,500 shares to employees and board members as part of their compensation agreements with the Company. The value of the common stock of $235,900 was determined based on the closing stock price of the Company’s common stock on the grant date;

●	issued 74,762 shares to an investor for the conversion of $1,357,200 in convertible notes and $62,934 in accrued interest;

●	issued 59,820 shares to an investor for disputed penalties on a convertible debenture. The value of the common stock of $975,065 was determined based on the closing stock price of the Company’s common stock on the grant date;

●	issued 200,267 shares to Latinex in order to provide that Latinex may maintain its required regulatory capital as required by various regulators. The Company has recorded the value of these shares of common stock as a stock loan receivable which is presented as a contra-equity account in the accompanying consolidated balance sheets. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the grant date; and

●	canceled 200,000 shares that were returned in connection with the Company’s sale of its investment with Mobiquity. The shares were valued based on the Company’s stock price on the date of the agreement.

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

As of September 30, 2020 and December 31, 2019, there were 45,000 Series B Preferred Shares outstanding.

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

During the year ended December 31, 2014, GV Global Communications, Inc. converted 7,770 of its Series C Preferred Stock into 120 post-split. During the third quarter of 2014, the Company received 42 post-split common shares to adjust the shares issued to reflect the amount that both they and the Company believed that they were owed. At September 30, 2020 and December 31, 2019, GV owns 700 Series C Preferred Shares.

The issuance of the Series C Preferred Stock was made in reliance upon exemptions from registration pursuant to Section 4(a)(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder.  GV is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

As of September 30, 2020 and December 31, 2019, there were 700 Series C Preferred Shares outstanding.

Series D Preferred Shares

As of September 30, 2020 and December 31, 2019, there are 0 and 0 shares of Series D Preferred Shares outstanding, respectively.

Series G Preferred Shares

As of September 30, 2020 and December 31, 2019, there are 0 and 0 shares of Series G Preferred Shares outstanding, respectively.

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

As of September 30, 2020 and December 31, 2019, there are 20,000 shares of Series H Preferred Shares outstanding.

Warrants

The following is a summary of warrant activity.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2019	19,654,167	$1.57	2.76	$1,111,600
Granted	-
Forfeited	(4,000)
Exercised	-
Outstanding, September 30, 2020	19,650,167	$1.57	2.01	$-
Exercisable, September 30, 2020	19,650,167	$1.57	2.01	$-

The exercise price for warrant outstanding and exercisable at September 30, 2020:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Warrants	Price	Warrants	Price
15,880,000	$0.50	15,880,000	$0.50
3,000,000	1.85	3,000,000	1.85
500,000	2.70	500,000	2.70
20,000	31.90	20,000	31.90
100,000	50.00	100,000	50.00
75,000	75.00	75,000	75.00
50,000	100.00	50,000	100.00
6,667	200.00	6,667	200.00
10,000	235.00	10,000	235.00
7,500	250.00	7,500	250.00
1,000	280.00	1,000	280.00
19,650,167		19,650,167

Note 13 - Related Parties

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the party in making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences.

For the nine months ended September 30, 2020 and 2019, the Company paid a law firm owned by the Company’s chairman $10,000 and $90,000, respectively, for legal services. On June 5, 2019, said chairman Mr. Robert Yaspan resigned as Director of the Company to pursue other interests.

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

On January 1, 2019, the Company and Douglas Davis entered into an Amended and Restated Employment Agreement pursuant to which Mr. Davis was retained as Chief Executive Officer. Mr. Davis served as Interim Chief Executive Officer since July 2018 until his resignation on April 11, 2020. The term of Mr. Davis’ employment was for two years through January 1, 2021. Mr. Davis was entitled to an annual base salary of $250,000, which was to be increased to $400,000 upon the Company up-listing to a national exchange. Mr. Davis was also entitled to the issuance of Stock Options to acquire an aggregate of 50,000 shares of common stock of the Company, exercisable for five years, subject to vesting. The options were to be earned and vested (i) with respect to 20,000 shares of common stock on the date hereof, (ii) 5,000 shares of common stock upon the successful dual list of the Company on an international exchange such as SIX Zurich Stock Exchange or Euronext, (iii) 15,000 shares of common stock upon the successful up listing to a national exchange such as the Nasdaq, NYSE Euronext, TSX, AMEX or other, and (iv) with respect to 5,000 shares of common stock at each of the six (6) month anniversaries (July 1, 2019 and January 1, 2020). The exercise price of such options shall be the closing price of the Company on the date prior to such event.

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

On March 6, 2020, the Company through Greenwich, entered into the Tokenize Agreement with Tokenize, which is owned by a Costa Rica Trust represented by Gonzalez. Gonzalez also represents Gonzalez Costa Rica Trust, which holds a note in the principal amount of $10,000,000 and is also a shareholder of the Company. Under the Tokenize Agreement, the parties formed GBT Tokenize. The purpose of GBT Tokenize is to develop Technology Portfolio, throughout the State of California. Upon generating any revenue from the Technology Portfolio, the Joint Venture will earn the first right of refusal for other territories. Tokenize shall contribute the services and resources for the development of the Technology Portfolio to GBT Tokenize. The Company contributed 100,000,000 GBT Shares to GBT Tokenize. Tokenize and the Company will each own 50% of GBT Tokenize. The Company pledged its 50% ownership in GBT Tokenize and its 100% ownership of Greenwich to Tokenize to secure its Technology Portfolio investment. The Company shall appoint two directors and Tokenize shall appoint one director of GBT Tokenize. In addition, GBT Tokenize and Gonzalez entered into a Consulting Agreement in which Gonzalez is engaged to provide services in consideration of $33,333.33 per month payable quarterly which may be paid in shares of common stock calculated by the amount owed divided by the Company’s 10-day VWAP. Gonzalez will provide services in connection with the development of the business as well as GBT Tokenize’s capital raising efforts. The term of the Consulting Agreement is two years. The closing of the Tokenize Agreement occurred on March 9, 2020.

Note 14 - Contingencies

Legal Proceedings

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business.  There is currently no litigation that management believes will have a material impact on the financial position of the Company.

On or around January 30, 2019, RWJ Advanced Marketing, LLC, Greg Bauer, and Warren Jackson sued the Company and multiple third and related parties in Superior Court of the State of California - County of Los Angeles, General District in connection with the acquisition of UGO in September 2017. The case number is 19STCV03320 (the “Original Lawsuit”). The complaint in the Original Lawsuit alleges breach of contract, among other causes of action. The Company answered the complaint and filed a cross-complaint against the plaintiffs in the case and third parties on or around February 15, 2019. On or about September 10, 2020, the Company through its agent of service was “served” with a complaint (the Company contested service) that was recently filed against the Company and third parties by Robert Warren Jackson and Gregory Bauer in Los Angeles Superior Court Case No.: 20STCV32709 (“Second Lawsuit”). In the Original Lawsuit filed, the court rejected the plaintiff’s claims that they were filing a purported quasi-derivative lawsuit. As such, in this current litigation, the plaintiff is now again claiming the action is a derivative lawsuit. In the Original lawsuit, the Company filed a cross complaint against the plaintiff and other third parties. Recently, the court has scheduled various hearings and a trial date set for December 27, 2021. It was the Company’s intention to dividend its holdings of its wholly owned subsidiary Ugopherservices Corp. (“UGO”). As UGO is the main dispute in the litigations described above, the Company has elected to sell UGO to a third party effective July 1, 2020 (See Note 3). On September 17, 2020, the Company terminated Greg Bauer as consultant (resulting from the sale of UGO), which he confirmed in writing. On or about October 13, 2020, one of the defendants filed a motion to remove the Second Lawsuit from the Los Angeles Superior Court to Federal court. The Company was not served per federal rule as required per the removal.

Following the sale of UGO (See Note 3), the Company noticed third parties (including SURG, via its asset manager) to wire the UGO funds to its new bank account. SURG never answered the notice. The Company intends to take legal actions to resolve this issue.

On December 3, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with Discover Growth Fund, LLC (the “Investor”) pursuant to which the Company issued a Senior Secured Redeemable Convertible Debenture (the “Debenture”) in the aggregate face value of $8,340,000. In connection with the issuance of the Debenture and pursuant to the terms of the SPA, the Company issued a Common Stock Purchase Warrant to acquire up to 225,000 shares of common stock for a term of three years (the “Warrant”) on a cash-only basis at an exercise price of $100.00 per share with respect to 50,000 Warrant Shares, $75.00 with respect to 75,000 Warrant Shares and $50.00 with respect to 100,000 Warrant Shares. The holder may not exercise any portion of the Warrants to the extent that the holder would own more than 4.99% of the Company’s outstanding common stock immediately after exercise. The outstanding principal amount may be converted at any time into shares of the Company’s common stock at a conversion price equal to 95% of the Market Price less $5.00 (the conversion price is lowered by 10% upon the occurrence of each Triggering Event – the current conversion price is 75% of the Market Price less $5.00). The Market Price is the average of the 5 lowest individual daily volume weighted average prices during the period the Debenture is outstanding. On May 28, 2019, the Investor delivered to the Company a “Notice of Default and Notice of Sale of Collateral” (the “Notice”). On December 23, 2019, in arbitration between the Company and the Investor, an Interim Award was entered in favor of the Investor. On January 31, 2020, the Company was informed that a final award was entered (the “Final Award”). The Final Award affirms that certain sections of the Debenture constitute unenforceable liquidated damages penalties and were stricken. Further, it was determined that the Investor was entitled to recovery of their attorney’s fees. Consequently, the arbitrator awarded Investor an award of $4,034,444 plus interest of 7.25% accrued from May 15, 2019 and costs in the amount of $55,613. On February 18, 2020, the Company filed a motion with the United States District Court District of Nevada (the “Nevada Court”) to confirm the Final Award and a motion to consolidate Investor’s application to confirm the Final Award filed in the U.S. District Court of the Virgin Islands (Case No: 3 :20-cv-00012-CVG-RM) (the “Virgin Island Court”). On February 27, 2020, the Nevada Court denied the Company’s motion to confirm the Final Award and motion to consolidate and further decided that the confirmation of the Final Award should be litigated in the Virgin Island Court. As such, on February 27, 2020, the Company filed a Notice of Entry of Order as well as a Motion to Confirm the Arbitration Award, address the outstanding issues regarding whether Investor’s rights are subordinated to other creditors and, thereafter, oversee a commercially reasonable foreclosure sale (Case No: 3 :20-cv-00012-CVG-RM). It was the Company’s position that the Final Award must first be confirmed and all questions regarding the rights of Investor relative to those of other creditors must be determined before any foreclosure sale can proceed. It is further the position of the Company that the previously disclosed foreclosure sale scheduled by Investor is being conducted in a commercially unreasonable manner and that if Discover proceeded forward with the foreclosure sale it did so at its own risk. Nevertheless, on February 28, 2020, Investor advised that it conducted a sale of the Company’s assets. As the date of this report Investor failed to present a deed of sale for the alleged sale that allegedly took place as noticed. The Company filed with Virgin Island Court the motions disputing the validity of the alleged sale. On July 28, 2020, Investor filed in the State of Nevada a motion for attorneys $48,844 and costs $716. The Company filed an answer on August 11, 2020. On October 16, 2020, Investor motion for attorneys $48,844 and costs $716 was denied.

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

Note 15 – Concentrations

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments. There have been no losses in these accounts through September 30, 2020.

Note 16 - Subsequent Events

Management has evaluated events that occurred subsequent to the end of the reporting period shown herein:

On or about October 14, 2020, AltCorp., together with Stanley, filed a complaint against SURG and its transfer agent in District Court, Clark county, Nevada. The case number is A-20-823039-B. The complaint is seeking default cure, damages and appointment of a receiver to SURG for default on SURG liabilities per contract (See Note 5). SURG and their transfer agent been served with the complaint.

On October 8, 2020, Stanley assigned $75,600 of its convertible promissory note to Rasel Ltd, a related party.

On or about October 10, 2020 Stanley converted $76,500 of its Note (See Note 8) into 10,000,000 shares of the Company’s common stock.

On or about October 10, 2020, Rasel Ltd, a related party, converted $76,500 of its convertible promissory note into 10,000,000 shares of the Company’s common stock.

On October 16, 2020, Discover motion for attorneys $48,844 and costs $716 was denied.

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

This section of the report should be read together with Footnotes of the Company audited financials for the year ended December 31, 2019, the unaudited statements of operations for the three and nine months ended September 30, 2020 and 2019 are compared in the sections below.

General Overview

GBT Technologies Inc. (f/k/a Gopher Protocol Inc., the “Company”, “we”, “us”, “our”, “Gopher”, “Gopher Protocol”, “GOPH”, “GTCH”, or “GBT”) was incorporated on July 22, 2009 under the laws of the State of Nevada and is headquartered in Santa Monica, California. The Company is creating and patenting innovative mobile microchip (ICs) and software technologies based on the GopherInsight™ technology platform. Effective August 5, 2019, the Company changed its name from Gopher Protocol Inc. to GBT Technologies Inc. The Company has historically derived revenues from (i) the provision of IT services; and (ii) from the licensing of its technology.

The Company is targeting additional growing markets: development of Internet of Things (IoT) and Artificial Intelligence (AI) enabled networking and tracking technologies, including wireless mesh network technology platform and fixed solutions, development of an intelligent human body vitals device, asset-tracking IoT and wireless mesh networks.

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

In addition, GBT Tokenize and Gonzalez entered into a Consulting Agreement in which Gonzalez is engaged to provide services in consideration of $33,333.33 per month payable quarterly which may be paid in shares of common stock calculated by the amount owed divided by the Company’s 10-day VWAP. Gonzalez will provide services in connection with the development of the business as well as GBT Tokenize’s capital raising efforts. The term of the Consulting Agreement is two years. The closing of the Tokenize Agreement occurred on March 9, 2020. This investment was fully impaired as of March 31, 2020.

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

Results of Operations:

Three months ended September 30, 2020 and September 30, 2019

A comparison of the statements of operations for the three months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,		Change
	2020	2019	$	%
Sales – related party	$45,000	$45,000	$-	0.0%
Operating expenses	452,790	122,319,768	(121,866,978)	-99.6%
Loss from operations	(407,790)	(122,274,768)	121,866,978	-99.7%
Other income (expense)	(919,220)	79,867,648	(80,786,868)	-101.2%
Loss before provision for income taxes	(1,327,010)	(42,407,120)	41,080,110	-96.9%
Provision for income taxes	-	-	-
Loss from continued operations	(1,327,010)	(42,407,120)	41,080,110	-96.9%
Discontinued operations	1,001,711	1,004,072	(2,361)	-0.2%
Net loss	$(325,299)	$(41,403,048)	$41,077,749	-99.2%

Sales for both the three months ended September 30, 2020 and 2019 were $45,000. Sales are derived from providing IT consulting services to a related party.

Operating expenses for the three months ended September 30, 2020 were $452,790, compared to $122,319,768 for the same period in 2019. The decrease of $121,866,978 or 99.6% was principally due to the fair value of warrants issued of $120,476,603 as a result of anti-dilution provisions in certain warrants previously issued during the three months ended September 30, 2019.

Other expense for the three months ended September 30, 2020 was $919,220, a decrease of $80,786,868 or 101.2% from other income of $79,867,648 for the same period in 2019. The decrease is principally due to a decrease in the change in the fair value of the derivative liability during the three months ended September 30, 2019, offset by i) amortization of debt discounts, and ii) realized and unrealized loss on a marketable equity security.

The operating results of our discontinued operations for Ugopherservices, ECS Prepaid, Electronic Check Services and the Central State Legal Services businesses for the three months ended September 30, 2020 and 2019 is summarized below:

	Three Months Ended September 30,
	2020	2019
Revenue	$-	$12,346,952
Cost of revenue	-	11,995,731
Gross Profit	-	351,221
Operating expenses	-	728,952
Loss from operations	-	(377,731)
Other income (expenses)	-	-
Net loss	$-	$(377,731)

As a result of the disposition of Ugopherservices, ECS Prepaid, Electronic Check Services and the Central State Legal Services businesses, the Company recognized a gain on the disposition of discontinued operations of $1,001,711 and $1,381,803 for the three months ended September 30, 2020 and 2019, respectively.

Net loss for the three months ended September 30, 2020 was $325,299 compared to $41,403,048 for the same period in 2019 due to the factors described above.

Nine months ended September 30, 2020 and September 30, 2019

A comparison of the statements of operations for the nine months ended September 30, 2020 and 2019 is as follows:

	Nine Months Ended September 30,		Change
	2020	2019	$	%
Sales - related party	$135,000	$135,000	$-	0.0%
Operating expenses	6,904,664	127,237,375	(120,332,711)	-94.6%
Loss from operations	(6,769,664)	(127,102,375)	120,332,711	-94.7%
Other expense	(8,144,625)	(32,476,500)	24,331,875	-74.9%
Loss before provision for income taxes	(14,914,289)	(159,578,875)	144,664,586	-90.7%
Provision for income taxes	-	-	-
Loss from continued operations	(14,914,289)	(159,578,875)	144,664,586	-90.7%
Discontinued operations	984,787	424,592	560,195	131.9%
Net loss	$(13,929,502)	$(159,154,283)	$145,224,781	-91.2%

Sales for both the nine months ended September 30, 2020 and 2019 were $135,000. Sales are derived from providing IT consulting services to a related party.

Operating expenses for the nine months ended September 30, 2020 were $6,904,664, compared to $127,237,375 for the same period in 2019. The decrease of $120,332,711 or 94.6% was principally due to the fair value of warrants issued of $120,476,603 as a result of anti-dilution provisions in certain warrants previously issued during the nine months ended September 30, 2019.

Other expense for the nine months ended September 30, 2020 was $8,144,625, a decrease of $24,331,875 or 74.9% from $32,476,500 for the same period in 2019. The decrease is principally due to i) a change in the fair value of the derivative liability, ii) a decrease in amortization of discount and interest and financing costs; and iii) a decrease in realized and unrealized loss on a marketable equity security.

The operating results of our discontinued operations for Ugopherservices, ECS Prepaid, Electronic Check Services and the Central State Legal Services businesses for the nine months ended September 30, 2020 and 2019 is summarized below:

	Nine Months Ended September 30,
	2020	2019
Revenue	$8,291,842	$38,082,039
Cost of revenue	7,900,122	36,905,872
Gross Profit	391,720	1,176,167
Operating expenses	408,644	2,133,375
Loss from operations	(16,924)	(957,208)
Other income (expenses)	-	(3)
Net loss	$(16,924)	$(957,211)

As a result of the disposition of Ugopherservices, ECS Prepaid, Electronic Check Services and the Central State Legal Services businesses, the Company recognized a gain on the disposition of discontinued operations of $1,001,711 and $1,381,803 for the nine months ended September 30, 2020 and 2019, respectively.

Net loss for the nine months ended September 30, 2020 was $325,299 compared to $41,403,048 for the same period in 2019 due to the factors described above.

Liquidity and Capital Resources

Our cash was $252,049 and $59,634 at September 30, 2020 and December 31, 2019, respectively. Cash used in operating activities during the nine months ended September 30, 2020 was $542,913, compared to $5,979,896 during the same period in 2019. Significant differences exist between the periods, including warrants issued for services, change in fair value of derivative liability, financing costs, impairment of assets and unrealized gain (loss) on marketable equity securities. Our working capital position worsened going from a working capital deficit of $11,712,886 at December 31, 2019 to a working capital deficit of $14,501,308 at September 30, 2020, principally as a result of an increase in accounts payable and accrued expenses; an increase in derivative liability; an increase in convertible notes payable; offset by a decrease in note payable. Cash flows used in investing activities were $231,771 during the nine months ended September 30, 2020, compared to $1,148,268 for the same period in 2019. The decrease is due to the amount paid for an investment during the nine months ended September 30, 2020. Cash from financing activities for the nine months ended September 30, 2020 was $967,099, compared to $5,454,561 for the same period in 2019. The decrease is due to the issuance of a convertible notes and notes payable in 2019.

We sustained net losses of $13,929,502 for the nine months ended September 30, 2020. In addition, we had a working capital deficit of $14,501,308 and accumulated deficit of $266,585,953 at September 30, 2020. In September of 2017 we purchased the assets of RWJ Advanced Marketing, LLC, and then after ECS Prepaid LLC, Electronic Check Services, Inc. and Central States Legal Services, Inc. in 2018. RWJ and ECS have historically generated significant revenues which we do not expect to continue in the future, as the Company divested its investment in ECS Prepaid LLC, Electronic Check Services, Inc. and Central States Legal Services, Inc. on or around September 2019, left only with the acquired assets from RWJ Advanced Marketing, LLC which in litigation, as disclosed in this report. In addition, during the last half of 2018 and the first few months of 2019, the Company has raised approximately $9,500,000 of net proceeds through the issuance of convertible debt and notes payable (see discussion below). We intend to continue to make investments to support our business growth and we will require additional funds to respond to business challenges, including the need to develop new features and products or enhance our existing products, improve our operating infrastructure or acquire complementary businesses and technologies. Further, we need additional capital to continue operations. Accordingly, we need to engage in equity or debt financings to secure additional funds. We expect that we have sufficient capital to maintain operations through the end of 2020. In order to fully implement our business plan, we will need to raise $10,000,000. The Company will need to raise additional capital in the future of which there is no guarantee that the Company will be able to successfully raise such capital on acceptable terms. With the current cash on hand, cash in our attorney’s trust account and additional cash anticipated to be raised in the future, we believe we will have sufficient cash to meet our obligations for the next 12 months.

$10,000,000 for GBT Technologies S. A. acquisition - In accordance with the acquisition of GBT-CR the Company issued a convertible note in the principal amount of $10,000,000. The convertible note bears interest of 6% per annum and is payable at maturity on December 31, 2021. At the election of the holder, the convertible note can be converted into a maximum of 20,000 shares of Series H Preferred Stock. Each share of Series H Preferred Stock is convertible, at the option of the holder but subject to the Company increasing its authorized shares of common stock, into such number of shares of common stock of the Company as determined by dividing the Stated Value ($500 per share) by the conversion price ($10.00 per share).  The convertible note is convertible into common stock at a fixed price that was higher than the Company’s common stock on the date of grant, therefore, this convertible note does not contain a beneficial conversion feature. The holders of the note have notified the Company about legal procedure they commenced against the company in Costa Rica with regard this note. The company was not served with any lawsuit.

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

RWJ Acquisition Note -In connection with the acquisition of RWJ in September 2017, the Company issued a $2,600,000 note payable. The note accrues interest at 3.5% per annum, was due on December 31, 2019 and is secured by the assets purchased in the acquisition. This note has not been repaid as of September 30, 2020 and is in litigation between the Company, RWJ and third parties (see Item 3 – Legal Proceedings).

On December 3, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with Discover Growth Fund, LLC (the “Investor”) pursuant to which the Company issued a Senior Secured Redeemable Convertible Debenture (the “Debenture”) in the aggregate face value of $8,340,000. In connection with the issuance of the Debenture and pursuant to the terms of the SPA, the Company issued a Common Stock Purchase Warrant to acquire up to 225,000 shares of common stock for a term of three years (the “Warrant”) on a cash-only basis at an exercise price of $100.00 per share with respect to 50,000 Warrant Shares, $75.00 with respect to 75,000 Warrant Shares and $50.00 with respect to 100,000 Warrant Shares. The holder may not exercise any portion of the Warrants to the extent that the holder would own more than 4.99% of the Company’s outstanding common stock immediately after exercise. The outstanding principal amount may be converted at any time into shares of the Company’s common stock at a conversion price equal to 95% of the Market Price less $5.00 (the conversion price is lowered by 10% upon the occurrence of each Triggering Event – the current conversion price is 75% of the Market Price less $5.00). The Market Price is the average of the 5 lowest individual daily volume weighted average prices during the period the Debenture is outstanding. On May 28, 2019, the Investor delivered to the Company a “Notice of Default and Notice of Sale of Collateral” (the “Notice”). On December 23, 2019, in arbitration between the Company and the Investor, an Interim Award was entered in favor of the Investor. On January 31, 2020, the Company was informed that a final award was entered (the “Final Award”). The Final Award affirms that certain sections of the Debenture constitute unenforceable liquidated damages penalties and were stricken. Further, it was determined that the Investor was entitled to recovery of their attorney’s fees. Consequently, the arbitrator awarded Investor an award of $4,034,444 plus interest of 7.25% accrued from May 15, 2019 and costs in the amount of $55,613. On February 18, 2020, the Company filed a motion with the United States District Court District of Nevada (the “Nevada Court”) to confirm the Final Award and a motion to consolidate Investor’s application to confirm the Final Award filed in the U.S. District Court of the Virgin Islands (Case No: 3 :20-cv-00012-CVG-RM) (the “Virgin Island Court”). On February 27, 2020, the Nevada Court denied the Company’s motion to confirm the Final Award and motion to consolidate and further decided that the confirmation of the Final Award should be litigated in the Virgin Island Court. As such, on February 27, 2020, the Company filed a Notice of Entry of Order as well as a Motion to Confirm the Arbitration Award, address the outstanding issues regarding whether Investor’s rights are subordinated to other creditors and, thereafter, oversee a commercially reasonable foreclosure sale (Case No: 3 :20-cv-00012-CVG-RM). It was the Company’s position that the Final Award must first be confirmed and all questions regarding the rights of Investor relative to those of other creditors must be determined before any foreclosure sale can proceed. It is further the position of the Company that the previously disclosed foreclosure sale scheduled by Investor is being conducted in a commercially unreasonable manner and that if Discover proceeded forward with the foreclosure sale it did so at its own risk. Nevertheless, on February 28, 2020, Investor advised that it conducted a sale of the Company’s assets. As the date of this report Investor failed to present a deed of sale for the alleged sale that allegedly took place as noticed. The Company filed with Virgin Island Court the motions disputing the validity of the alleged sale. On July 28, 2020, Investor filed in the State of Nevada a motion for attorneys $48,844 and costs $716. The Company filed an answer on August 11, 2020. On October 16, 2020, Investor motion for attorneys $48,844 and costs $716 was denied.

On February 18, 2020, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd., an accredited investor (“Power Up”) pursuant to which the Company issued to Power Up a Convertible Promissory Note (the “Power Note”) in the aggregate principal amount of $183,600 for a purchase price of $153,000. The Power Note has a maturity date of May 15, 2021 and the Company has agreed to pay interest on the unpaid principal balance of the Power Note at the rate of six percent (6%) per annum from the date on which the Power Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Power Note, provided it makes a payment including a prepayment to Power Up as set forth in the Power Note. The transactions described above closed on February 19, 2020. The outstanding principal amount of the Power Note may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Power Up may convert the Power Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 15-day look back immediately preceding the date of conversion. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Power Note), the Power Note shall become immediately due and payable and the Company shall pay to Power Up, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Power Note. As of September 30, 2020, the full amount of the convertible note has been converted into shares of common stock

On February 27, 2019, the Company entered into a note purchase agreement with a third party investor - Iliad Research and Trading, L.P.(“Iliad”), pursuant to which the Company issued a promissory note for the original principal amount of $2,325,000. The promissory note had an original issue discount of $300,000 and the inventor paid consideration of $2,025,000 to the Company. The outstanding balance of the promissory note is to be paid on the one-year anniversary of the issuance of the note. Interest on the note accrues at the rate of 10% per annum compounding daily. Subject to the terms and conditions set forth in the note, the Company may prepay all or any portion of the outstanding balance of the note at any time in an amount in cash equal to 120% of the amount repaid. In connection with transactions that generate less than $1,000,000 in proceeds, the Company has agreed to not issue any debt instrument or incurrence of any debt other than trade payables in the ordinary course of business, any securities or agreements to sell common stock with anti-dilution or price reset/reduction features or any securities that are or may be become convertible or exercisable into common stock with a price that varies with the market price of the common stock (collectively, “Restricted Issuance Transaction”). The outstanding balance of the Note will be increased by 5% in the event the Company enters into a Restricted Issuance Transaction that is approved by Iliad. The original issue discount in being amortized to interest expense over the term of the promissory note. On February 27, 2020, the Company and Iliad entered to an Amendment to the Iliad Note pursuant to which the maturity date of the Iliad Note was extended to August 27, 2020, provided that the Debt may be converted into shares of common stock of the Company at a conversion price equal to 80% multiplied by the lowest trading daily VWAP for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date, provided for the payment by the Company to Iliad of an extension fee equal to 7.5% of the outstanding balance of the Iliad Note resulting in a new balance on February 27, 2020 of the Iliad Note of $2,765,983 and provided that the Company’s failure to deliver shares of common stock within three trading days of a conversion would result in an event of default. Iliad has agreed to restrict its ability to convert the Iliad Note and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock. On July 20, 2020 the Company and Iliad entered into agreement to extend the maturity of the Iliad Note until February 27, 2021 in consideration of an extension fee of $1,000. During the nine months ended September 30, 2020, Iliad converted $429,000 of its convertible note to 39,425,822 shares of the Company’s common stock. The balance of the Iliad debt at September 30, 2020 was $2,336,983, plus accrued interest of $156,621.

The Company entered into a series of loan agreements with Stanley Hills LLC (“Stanley”) pursuant to which it received more than $1,000,000 in loans (the “Debt”) since May 2019 up to December 2019. On February 26, 2020, in order to induce Stanley to continue to provide funding, the Company and Stanley entered into a letter agreement providing that the Debt may be converted into shares of common stock of the Company at a conversion price equal to 85% multiplied by the lowest one trading price for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date. Stanley has agreed to restrict its ability to convert the Debt and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The Stanley Debt is secured via a pledge agreement on the SURG shares. On or about January 27, 2020 the Company agreed that Stanley will hold title to the SURG shares which was completed on or about April 16, 2020 where the 3,333,333 SURG shares been vested under Stanley name. On or about June 23, 2020, Stanley Hills LLC (“Stanley”) which holds a pledge of 3,333,333 shares of SURG common stock via its manager/member (“Stanley’s Member”), acting as an agent for the Company, entered into an agreement with SURG, its transfer agent and an escrow officer for which it was agreed that 3,333,333 SURG shares will be cancelled for consideration of up to $700,000. The amount of $575,170 was received into a lawyer’s trust account, and 3,333,333 of SURG shares have been sent for cancelation. On August 12, 2020, the Company and its subsidiary, AltCorp Trading LLC, entered into a new pledge agreement with Stanley, where 5,500,000 SURG shares been pledged to Stanley to secure the debt payable by the Company to Stanley as well as mitigate the damages allegedly created by SURG.

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

Presentation of Financial Statements

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Revenue Recognition

ASU No. 2014-09, Revenue from Contracts with Customers ("Topic 606"), became effective for the Company on January 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the "modified retrospective" transition method for open contracts for the implementation of Topic 606. The Company had no significant post-delivery obligations, this new standard did not result in a material recognition of revenue on the Company’s accompanying consolidated financial statements for the cumulative impact of applying this new standard. The Company made no adjustments to its previously-reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

Revenue from providing IT services are recognized under Topic 606 in a manner that reasonably reflects the delivery of its services to customers in return for expected consideration and includes the following elements:

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

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of September 30, 2020, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2020, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business.  There is currently no litigation that management believes will have a material impact on the financial position of the Company.

On or around January 30, 2019, RWJ Advanced Marketing, LLC, Greg Bauer, and Warren Jackson sued the Company and multiple third and related parties in Superior Court of the State of California - County of Los Angeles, General District in connection with the acquisition of UGO in September 2017. The case number is 19STCV03320 (the “Original Lawsuit”). The complaint in the Original Lawsuit alleges breach of contract, among other causes of action. The Company answered the complaint and filed a cross-complaint against the plaintiffs in the case and third parties on or around February 15, 2019. On or about September 10, 2020, the Company through its agent of service was “served” with a complaint (the Company contested service) that was recently filed against the Company and third parties by Robert Warren Jackson and Gregory Bauer in Los Angeles Superior Court Case No.: 20STCV32709 (“Second Lawsuit”). In the Original Lawsuit filed, the court rejected the plaintiff’s claims that they were filing a purported quasi-derivative lawsuit. As such, in this current litigation, the plaintiff is now again claiming the action is a derivative lawsuit. In the Original lawsuit, the Company filed a cross complaint against the plaintiff and other third parties. Recently, the court has scheduled various hearings and a trial date set for December 27, 2021. It was the Company’s intention to dividend its holdings of its wholly owned subsidiary Ugopherservices Corp. (“UGO”). As UGO is the main dispute in the litigations described above, the Company has elected to sell UGO to a third party effective July 1, 2020 (See Note 3). On September 17, 2020, the Company terminated Greg Bauer as consultant (resulting from the sale of UGO), which he confirmed in writing. On or about October 13, 2020, one of the defendants filed a motion to remove the Second Lawsuit from the Los Angeles Superior Court to Federal court. The Company was not served per federal rule as required per the removal.

Following the sale of UGO (See Note 3), the Company noticed third parties (including SURG, via its asset manager) to wire the UGO funds to its new bank account. SURG never answered the notice. The Company intends to take legal actions to resolve this issue.

On December 3, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with Discover Growth Fund, LLC (the “Investor”) pursuant to which the Company issued a Senior Secured Redeemable Convertible Debenture (the “Debenture”) in the aggregate face value of $8,340,000. In connection with the issuance of the Debenture and pursuant to the terms of the SPA, the Company issued a Common Stock Purchase Warrant to acquire up to 225,000 shares of common stock for a term of three years (the “Warrant”) on a cash-only basis at an exercise price of $100.00 per share with respect to 50,000 Warrant Shares, $75.00 with respect to 75,000 Warrant Shares and $50.00 with respect to 100,000 Warrant Shares. The holder may not exercise any portion of the Warrants to the extent that the holder would own more than 4.99% of the Company’s outstanding common stock immediately after exercise. The outstanding principal amount may be converted at any time into shares of the Company’s common stock at a conversion price equal to 95% of the Market Price less $5.00 (the conversion price is lowered by 10% upon the occurrence of each Triggering Event – the current conversion price is 75% of the Market Price less $5.00). The Market Price is the average of the 5 lowest individual daily volume weighted average prices during the period the Debenture is outstanding. On May 28, 2019, the Investor delivered to the Company a “Notice of Default and Notice of Sale of Collateral” (the “Notice”). On December 23, 2019, in arbitration between the Company and the Investor, an Interim Award was entered in favor of the Investor. On January 31, 2020, the Company was informed that a final award was entered (the “Final Award”). The Final Award affirms that certain sections of the Debenture constitute unenforceable liquidated damages penalties and were stricken. Further, it was determined that the Investor was entitled to recovery of their attorney’s fees. Consequently, the arbitrator awarded Investor an award of $4,034,444 plus interest of 7.25% accrued from May 15, 2019 and costs in the amount of $55,613. On February 18, 2020, the Company filed a motion with the United States District Court District of Nevada (the “Nevada Court”) to confirm the Final Award and a motion to consolidate Investor’s application to confirm the Final Award filed in the U.S. District Court of the Virgin Islands (Case No: 3 :20-cv-00012-CVG-RM) (the “Virgin Island Court”). On February 27, 2020, the Nevada Court denied the Company’s motion to confirm the Final Award and motion to consolidate and further decided that the confirmation of the Final Award should be litigated in the Virgin Island Court. As such, on February 27, 2020, the Company filed a Notice of Entry of Order as well as a Motion to Confirm the Arbitration Award, address the outstanding issues regarding whether Investor’s rights are subordinated to other creditors and, thereafter, oversee a commercially reasonable foreclosure sale (Case No: 3 :20-cv-00012-CVG-RM). It was the Company’s position that the Final Award must first be confirmed and all questions regarding the rights of Investor relative to those of other creditors must be determined before any foreclosure sale can proceed. It is further the position of the Company that the previously disclosed foreclosure sale scheduled by Investor is being conducted in a commercially unreasonable manner and that if Discover proceeded forward with the foreclosure sale it did so at its own risk. Nevertheless, on February 28, 2020, Investor advised that it conducted a sale of the Company’s assets. As the date of this report Investor failed to present a deed of sale for the alleged sale that allegedly took place as noticed. The Company filed with Virgin Island Court the motions disputing the validity of the alleged sale. On July 28, 2020, Investor filed in the State of Nevada a motion for attorneys $48,844 and costs $716. The Company filed an answer on August 11, 2020. On October 16, 2020, Investor motion for attorneys $48,844 and costs $716 was denied.

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

On or about October 14, 2020, AltCorp together with Stanley filed a complaint against SURG and its transfer agent in District Court, Clark county, Nevada. The case number is A-20-823039-B. The complaint seeking default cure, damages and appointment of a receiver to SURG for default on SURG liabilities per contract (See Note 5 to the financial statements). SURG and their transfer agent been served with said lawsuit.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2020, the Company had the following transactions in its common stock:

●	issued an aggregate of 35,339,230 for the conversion of convertible notes and accrued interest of $338,190.

●	On or about October 10, 2020 Stanley converted $153,600 of its Note (See Note 8) into 20,000,000 shares of the Company’s common stock.

On August 4, 2020, the Company entered into a Securities Purchase Agreement with Redstart Holdings Corp., an accredited investor (“Redstart”) pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 1”) in the aggregate principal amount of $153,600 for a purchase price of $128,000. The Redstart Note No. 1 has a maturity date of November 3, 2021 and the Company has agreed to pay interest on the unpaid principal balance of the Redstart Note No. 1 at the rate of six percent (6%) per annum from the date on which the Redstart Note No. 1 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 1, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 1. The transactions described above closed on August 5, 2020.

The outstanding principal amount of the Redstart Note No. 1 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 1 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 1), the Redstart Note No. 1 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 1.

On September 15, 2020, the Company entered into a Securities Purchase Agreement with Redstart pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 2”) in the aggregate principal amount of $93,600 for a purchase price of $78,000. The Redstart Note No. 2 has a maturity date of September 15, 2021 and the Company has agreed to pay interest on the unpaid principal balance of the Redstart Note No. 2 at the rate of six percent (6%) per annum from the date on which the Redstart Note No. 2 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 2, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 2. The transactions described above closed on September 16, 2020. The outstanding principal amount of the Redstart Note No. 2 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 2 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 2), the Redstart Note No. 2 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 2.

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

Item 3. Defaults Upon Senior Securities

On or around January 30, 2019, RWJ Advanced Marketing, LLC, Greg Bauer, and Warren Jackson sued the Company and multiple third and related parties in Superior Court of the State of California - County of Los Angeles, General District in connection with the acquisition of UGO in September 2017. The case number is 19STCV03320 (the “Original Lawsuit”). The complaint in the Original Lawsuit alleges breach of contract, among other causes of action. The Company answered the complaint and filed a cross-complaint against the plaintiffs in the case and third parties on or around February 15, 2019. On or about September 10, 2020, the Company through its agent of service was “served” with a complaint (the Company contested service) that was recently filed against the Company and third parties by Robert Warren Jackson and Gregory Bauer in Los Angeles Superior Court Case No.: 20STCV32709 (“Second Lawsuit”). In the Original Lawsuit filed, the court rejected the plaintiff’s claims that they were filing a purported quasi-derivative lawsuit. As such, in this current litigation, the plaintiff is now again claiming the action is a derivative lawsuit. In the Original lawsuit, the Company filed a cross complaint against the plaintiff and other third parties. Recently, the court has scheduled various hearings and a trial date set for December 27, 2021. It was the Company’s intention to dividend its holdings of its wholly owned subsidiary Ugopherservices Corp. (“UGO”). As UGO is the main dispute in the litigations described above, the Company has elected to sell UGO to a third party effective July 1, 2020 (See Note 3). On September 17, 2020, the Company terminated Greg Bauer as consultant (resulting from the sale of UGO), which he confirmed in writing. On or about October 13, 2020, one of the defendants filed a motion to remove the Second Lawsuit from the Los Angeles Superior Court to Federal court. The Company was not served per federal rule as required per the removal.

Following the sale of UGO (See Note 3), the Company noticed third parties (including SURG, via its asset manager) to wire the UGO funds to its new bank account. SURG never answered the notice. The Company intends to take legal actions to resolve this issue.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None

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

GBT TECHNOLOGIES INC. (Registrant)

Date: November 12, 2020	By:	/s/ Mansour Khatib
Mansour Khatib Chief Executive Officer (Principal Executive, Financial and Accounting Officer)