Form 10-K
period 2020-12-31
GBT Technologies Inc.
filed 2021-03-31
CIK 1471781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-54530

GBT TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

N/A

(Former name of registrant as specified in its charter)

Nevada	27-0603137
State or other jurisdiction of	I.R.S. Employer
incorporation or organization	Identification Number

2450 Colorado Ave., Suite 100E, Santa Monica, CA 90404

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

Emerging growth company   ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

As of June 30, 2020, the market value of our common stock held by non-affiliates was approximately $1,157,141, which is computed based upon the closing price on that date of the Common Stock of the registrant on the OTC PINK maintained by OTC Markets Group Inc. of $0.019. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of March 24, 2021, 493,110,305 shares of common stock, $.00001 par value per share, of the registrant were outstanding.

Documents incorporated by reference:  None

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under ‘Risk Factors’ in Part I, Item 1A of this Annual Report on Form 10-K. The below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should consider carefully the risks and uncertainties described under ‘Risk Factors’ in Part I, Item 1A of this Annual Report on Form 10-K as part of your evaluation of an investment in our securities.

●	We have a limited operating history in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

●	Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

●	The COVID-19 outbreak has caused disruptions in our development operations, which have resulted in delays on existing projects and may have additional negative impacts on our operations.

●	Our results of operations have not resulted in profitability and we may not be able to achieve profitability going forward.

●	We have not generated positive cash flow from operations and our ability to generate positive cash flow is uncertain. If we are unable to generate positive cash flow or obtain sufficient capital when needed, our business and future prospects will be adversely affected and we could be forced to suspend or discontinue operations.

●	We will require additional capital to support business growth and this capital might not be available on acceptable terms, if at all.

●	We depend upon key personnel and need additional personnel.

●	Our business requires substantial capital and if we are unable to maintain adequate cash flows from operations our profitability and financial condition will suffer and jeopardize our ability to continue operations.

●	There is currently a limited public market for our common stock. Failure to further develop or maintain a trading market could negatively affect the value of our common stock and make it difficult or impossible for you to sell your stock.

●	If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

●	Because we are quoted on the OTC PINK marketplace instead of a national securities exchange, our investors may experience significant volatility in the market price of our stock and have difficulty selling their shares.

●	Our stock price and trading volume may be volatile, which could result in substantial losses for our stockholders.

●	We have not paid dividends in the past and have no immediate plans to pay cash dividends.

●	Shares eligible for future sale may adversely affect the market for our Common Stock.

●	You may experience future dilution as a result of future equity offerings.

●	Our charter documents and Nevada law may inhibit a takeover that stockholders consider favorable.

●	There are limitations on director/officer liability.

●	Penny stock regulations may impose certain restrictions on marketability of our securities.

●	FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

ii

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

GBT Technologies Inc. (formally known as Gopher Protocol Inc., the “Company”, “GBT”, “Gopher”, “Gopher Protocol” “GOPH” or “GTCH”) was incorporated on July 22, 2009 under the laws of the State of Nevada. GBT is targeting growing markets such as development of Internet of Things (IoT) and Artificial Intelligence (AI) enabled networking and tracking technologies, including wireless mesh network technology platform and fixed solutions, development of an intelligent human body vitals device, asset-tracking IoT, and wireless mesh networks. Effective August 5, 2019, the Company changed its name from Gopher Protocol Inc. to GBT Technologies Inc. The Company derived revenues from the provision of IT services. The Company is seeking to generate revenue from the licensing of its technology.

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

Asset tracking IoT markets and Artificial Intelligence (AI) enabled networking (including AI Medical Advisor platform and potential products)

The Company expects that the applications for its solutions include segments such as public sector, healthcare sector, banking financial services and insurance (BFSI) sector, transport and logistics sector, retail sector, commercial sector, industrial sector, energy and utility sector, manufacturing sector and other sectors.

Through the Joint Venture with Tokenize – It S.A., the parties commenced development of a development of an intelligent human vital signs’ device, suggested named qTerm. The platform is an expansion of the existing license agreement with GBT Tokenize Corp., which provided GBT Tokenize Corp. with an exclusive territory of California to develop certain of the Company’s technology. As the nature of the platform cannot be restricted only to California, the Company’s joint venture, GBT Tokenize Corp., will be compensated with an additional two hundred million shares of the Company to strengthen its funding, subject to board approval. A provisional patent application for the qTerm Medical Device was filed on March 30, 2020 with the USPTO. The application has been assigned serial number 63001564. The Joint Venture completed successfully the first prototype. There is no guarantee that the Company will be successful in researching, developing or implementing this product into the market. In order to successfully implement this concept, the Company will need to raise adequate capital to support its research and, if successfully researched, developed and granted regulatory approval, the Company would need to enter into a strategic relationship with a third party that has experience in manufacturing, selling and distributing this product. There is no guarantee that the Company will be successful in any or all of these critical steps.

Asset tracking IoT and Artificial Intelligence (AI) enabled networking (including AI Medical Advisor platform and potential products) competition

The prevailing AI solutions in the marketplace currently are a combination of barcoding and RFID technologies. Existing solutions require that the asset is near the scanner to be scanned. Further, such existing solutions are “point to point,” meaning they require repeated scan points along a route in order to update the location of the asset. The Company’s asset tracking solutions are designed to be more accurate and when placed on or into the asset, has the ability to interactively locate and update information on an asset anywhere on Earth. Its solutions works through-enabled global mesh network and does not need GPS or GSM to locate the package. In addition, the Company’s solutions are planned to include resource and distributed database management features which are not normally found in IoT systems. There are many competitors supplying AI standalone, and AI asset tracking and asset tracking IoT systems today, including companies such as AT&T, IBM and Verizon. It is Company’s goal to offer the GopherInsight platform to some or all of these competitors to upgrade and differentiate their solutions.

Wireless mesh networking

Wireless mesh networks consist of LAN/MAN/WAN solutions that are infrastructural-intensive, may rely on regulated frequencies and bandwidth, often have so-called “last mile” problems areas where either economics or population density make it too expensive for current solutions to cover, and difficult to manage centrally. The Company’s GopherInsight platform makes it easy to add and manage last mile capacity. The solution is easily integrated into existing networks. The Company’s AI platform is designed for easy integration with, and management of, additional coverage for customer networks.

Wireless mesh networking markets

The Company potentially will target telecommunications providers, corporate entities that run LAN or wide-area networks, universities, and government entities.

Wireless mesh networking markets competition

The competitors for wireless mesh networking solutions, and AI solutions, are the entities themselves that have their own capability. The Company’s strategy is to integrate and “wrap around” those solutions to make them more efficient, less costly, and less infrastructural-intensive, while at the same time solving last mile problems to the end user.

Prepaid services (completely disposed of in 2020)

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

On January 1, 2021 SURG, AltCorp and Stanley entered into a Mutual Release and Settlement Agreement (“Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, SURG agreed to amend the AltCorp Exchange Agreement where SURG acknowledged a debt of $3,300,000 (the “Debt”) to be paid via 33 monthly payments of $100,000 payable in shares of common stock of SURG at a per share price equal the volume weighted average price of SURG’s common stock during the ten (10) trading days immediately preceding the issuance. At the end of the 33rd month, if AltCorp has not realized gross, pre-tax proceeds at least equal to the amount of the Debt, SURG shall transfer to AltCorp and/or its designee additional shares of SURG’s common stock necessary to satisfy the Debt. To the date of this report, SURG has made three payments per the settlement agreements

On September 18, 2020, the Company entered into a Purchase and Sale Agreement with Mr. LightHouse LTD., an Israeli corporation (“MLH”) pursuant to which the Company agreed to sell and assign to MLH, effective July 1, 2020 all the shares, and certain specified liabilities, of Ugopherservices Corp. (“UGO”), a wholly owned subsidiary of the Company, in consideration of $100,000 to be paid through the delivery of a promissory note payable to the Company (the “Note”), upon the terms and subject to the limitations and conditions set forth in the Note. There is no material relationship between the Company, on one hand, and MLH, on the other hand.

UGO, ECS Prepaid, Electronic Check Services and the Central State Legal Services businesses have been presented as discontinued operations on the accompanying financial statements.

GBT Technologies, S.A. (“GBT”) (fully impaired in 2019)

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

Under the terms of the GBT License Agreement, the Company is entitled to receive a royalty payment of 2% of gross revenue of each licensed product sold by GBT during the period starting in which revenue is first generated using the licensed products and continuing for five years thereafter. Upon signing the GBT License Agreement, GBT paid the Company $300,000, which is nonrefundable. The Company has recognized the $300,000 as revenue during the year ended December 31, 2018. Upon GBT making available for sale (the “Commercial Event”) an ICO (Initial Coin Offering) (the “Coin”), GBT will make a payment to the Company in the amount of $5,000,000. Further, upon the Commercial Event, GBT will grant the Company the ability to acquire 30% of the Coin at a 30% discount of such offering price of the Coin. The GBT License Agreement commenced as of the signing date and, unless terminated in accordance with the termination provisions of the GBT License Agreement, shall remain in force until the expiration of the patent pertaining to the Digital Currency Technology; provided that the right to use trade secrets shall survive the expiration of the GBT License Agreement provided the Company has not terminated. Prior to the signing of the GBT License Agreement, GBT advanced $200,000 to the Company, which the parties have agreed will be applied toward the $5,000,000 fee when it becomes due. The $200,000 was recorded as unearned revenue at December 31, 2018 and reclassified to accrued expense at December 31, 2020 and 2019. As of the date of this filing, the Commercial Event has not yet occurred.

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

At December 31, 2019, the Company evaluated the carrying amount of this equity investment and determined that this investment was fully impaired

Latinex (contra-equity account)

On January 8, 2019, the Company entered into a Stock Pledge Agreement with Latin American Exchange Latinex Casa de Cambio, S.A., a Costa Rica corporation (“Latinex”), to provide that Latinex may maintain its required regulatory capital as required by various regulators. The Company has pledged 200,267 restricted shares of its common stock valued at $7,610,147 (based on the closing price on the grant date) for a term of three years in consideration of an annual payment of $375,000 paid in quarterly installments of $93,750. In lieu of cash payment, Latinex may pay the Company in virtual currency of WISE Network S.A. valued at a 50% discount of its offering price of $10 per token. In the event that Latinex’s required capital has decreased below $5,000,000, Latinex is permitted to sell the pledged shares of common stock only in an amount to ensure that Latinex can satisfy the required capital levels. The Company must consent to such sale of the shares of common stock, which may not be unreasonably withheld. Upon expiration of the agreement, the remaining shares of common stock shall be returned to the Company free and clear of all liens. The Company has recorded the value of these shares of common stock as a stock loan receivable which is presented as a contra-equity account in the accompanying consolidated balance sheets. At December 31, 2019, the Company wrote off the accrued interest income as Latinex did not perform any payment and the Company has no mean to enforce this payment. Latinex agreed in principal to return the pledged 200,267 restricted shares to the Company for cancellation. The 200,267 restricted shares have not yet been returned to the Company as of December 31, 2020.

Joint Ventures

GBT BitSpeed (fully impaired in 2019)

On October 10, 2019, the Company entered into a Joint Venture Agreemnt (the “BitSpeed Agreement”) with BitSpeed LLC, which is owned by Douglas Davis, the Company’s Chief Executive Officer, to form GBT BitSpeed Corp., a Nevada company (“GBT BitSpeed”). The purpose of GBT BitSpeed is to develop, maintain and support its proprietary Extreme Transfer Software Application Concurrency, a software application to transfer secure, accelerated transmission of large file data over networks, and connection to cloud storage, Network-Attached Storage (NAS) and Storage Area Networks (SANs) (“Concurrency”). BitSpeed shall contribute the services and resources for the development of Concurrency to GBT BitSpeed. The Company shall contribute 10 million shares of common stock (valued at $17,900,000) of the Company to GBT BitSpeed. BitSpeed and the Company will each own 50% of GBT BitSpeed. The Company shall appoint two directors and BitSpeed shall appoint one director of GBT BitSpeed. In addition, GBT BitSpeed and Mr. Davis entered into a Consulting Agreement in which Mr. Davis is engaged to provide services in consideration of $10,000 per month payable quarterly which may be paid in shares of common stock calculated by the amount owed divided by the Company’s 20-day VWAP. Mr. Davis will provide services in connection with the development of the business as well as GBT BitSpeed’s capital raising efforts. The term of the Consulting Agreement is two years. The closing of the BitSpeed Agreement occurred on October 14, 2019.

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

The Company evaluated the carrying amount of this joint venture investment and determined that this investment was fully impaired and as a result an impairment charge of $5,500,000 was taken. Although the investment was impaired, the product development is still ongoing, and the joint venture completed the first prototype of its technology.

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

GBT Tokenize is seeking approval filing for its qTerm device with the United Stated Food and Drug Administration (“FDA”). The FDA classifies medical devices from Class 1 – 3, each of which must be subjected to robust evaluations and reviews to comply with manufacturing quality control (QC) standards. The FDA regulates the marketing/sale of medical device products in the U.S. and monitors the safety of all regulated medical products. FDA Section 201(h) of the Food, Drug & Cosmetic Act (FD&C Act) defines a device as: an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a component part or accessory which is recognized in the official National Formulary, or the United States Pharmacopoeia, or any supplement to them, intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease in man or other animals, or intended to affect the structure or any function of the body of man or other animals.

GBT Tokenize engaged M Squared Associates (M2) to assist with developing the FDA premarket strategy for its qTerm device. The process of filing for FDA clearance involves development of a sound regulatory strategy for pathway to market, including required preclinical and performance testing, software verification and validation activities and ensuring user needs are met. In addition, GBT/tokenize will partner with M2 to finalize technical design documentation, device labeling claims and intended use. Other aspects that will be evaluated include manufacturing processes, usability / human factors and the development of valid scientific evidence. The company will work with M2 to develop a detailed description of the device’s software and algorithm training requirements, including design specifications. qTerm computer program will be reviewed for its control functions and other required performance testing plans and criteria according to FDA guidance documentation.

Even though not needed per the law, there is no guarantee that the Company will be successful in obtaining any regulatory approval. In order to successfully implement this concept, the Company will need to raise adequate capital to support its compliance research and, if successfully researched, developed and granted regulatory approval, the Company would need to enter into a strategic relationship with a third party that has experience in manufacturing, selling and distributing this product. There is no guarantee that the Company will be successful in any or all of these critical steps.

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

On January 31, 2020, in the arbitration titled GBT Technologies Inc. (k/n/a Gopher Protocol, Inc. v. Discover Growth Fund, LLC (“Discover”) (JAMS Ref. No. 1260005395), the Company was informed that a final award was entered (the “Final Award”). The Final Award affirms that certain sections of the Senior Secured Redeemable Convertible Debenture (the “Debenture”) constitute unenforceable liquidated damages penalties and were stricken. Further, it was determined that neither Discover nor John Kirkland, President and General Partner of Discover, were entitled to recovery of their attorney’s fees. Consequently, and consistent with the expectations of the Company, the arbitrator awarded Discover an award of $4,034,444 plus interest of 7.25% accrued from May 15, 2019 and costs in the amount of $55,613.00. On February 18, 2020, the Company filed a motion with the United States District Court District of Nevada (the “Nevada Court”) to confirm the Final Award and a motion to consolidate Discover’s application to confirm the Final Award filed in the U.S. District Court of the Virgin Islands (Case No: 3 :20-cv-00012-CVG-RM) (the “Virgin Island Court”). On February 27, 2020, the Nevada Court denied the Company’s motion to confirm the Final Award and motion to consolidate and further decided that the confirmation of the Final Award should be litigated in the Virgin Island Court. As such, on February 27, 2020, the Company filed a Notice of Entry of Order as well as a Motion to Confirm the Arbitration Award; Address the Outstanding issue regarding whether Discover’s rights are subordinated to other creditors and, thereafter, oversee a commercially reasonable foreclosure sale (Case No: 3 :20-cv-00012-CVG-RM). It was the Company’s position that the Final Award must first be confirmed and all questions regarding the rights of Discover relative to those of other creditors must be determined before any foreclosure sale can proceed. It was further the position of the Company that the previously disclosed foreclosure sale scheduled by Discover is being conducted in a commercially unreasonable manner and that if Discover proceeded forward with the foreclosure sale it did so at its own risk. Nevertheless, on February 28, 2020, Discover advised that it conducted a sale of the Company’s assets. As the date of this report Investor failed to present a deed of sale for the alleged sale that allegedly took place as noticed. The Company filed with Virgin Island Court the motions disputing the validity of the alleged sale.

On March 6, 2020, the Company through its newly acquired wholly owned subsidiary, Greenwich International Holdings, a Costa Rica corporation (“Greenwich”), entered into a Joint Venture and Territorial License Agreement (the “Tokenize Agreement”) with Tokenize-It, S.A. (“Tokenize”) to develop, maintain and support source codes for its proprietary technologies including advanced mobile chip technologies, tracking, radio technologies, AI core engine, electronic design automation, mesh, games, data storage, networking, IT services, business process outsourcing development services, customer service, technical support and quality assurance for business, customizable and dedicated inbound and outbound calls solutions, as well as digital communications processing for enterprises and startups (“Technology Portfolio”). Via this Joint Venture the parties commenced development of a development of an intelligent human vital signs’ device, suggested named qTerm. The Joint Venture completed successfully the first prototype.

Employees

As of December 31, 2020, we had 3 full time employees and no part time employees. We also utilize outside consultants and contractors as needed.

Clients and Customers

After the acquisition of certain assets from RWJ Marketing Services LLC in September 2017, the Company via its subsidiary UGopherServices Corp. served approximately 5,980 point of sale locations, with approximately 7,326 active members, each of which process varying volumes of transactions per month. These assets along with all the prepaid services assets completely disposed in 2020.

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

We have a limited operating history in an evolving industry that may not develop as expected. Assessing our business and future prospects is challenging in light of the risks and difficulties we may encounter. These risks and difficulties include our ability to:

●	accurately forecast our revenues and plan our operating expenses;

●	successfully expand our business;

●	assimilate our acquisitions;

●	adapt to rapidly evolving trends in the ways consumers and businesses interact with technology;

●	avoid interruptions or disruptions in the offering of our products and our services;

●	develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased usage, as well as the deployment of new features and products;

●	hire, integrate and retain talented sales, customer service, technology and other personnel; and

●	effectively manage rapid growth in personnel and operations; and

●	global COVID-19 pandemic

If the demand for our services and/or platforms/products offered or our products under development are not finalized, our business will be harmed. We may not be able to successfully address these risks and difficulties, which could harm our business and results of operations.

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT FOR US TO EVALUATE OUR FUTURE BUSINESS PROSPECTS AND MAKE DECISIONS BASED ON THOSE ESTIMATES OF OUR FUTURE PERFORMANCE.

We have a limited operating history and, as a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data.  Reliance on the historical results may not be representative of the results we will achieve.  Because of the uncertainties related to our limited historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses.  If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable or continue to incur losses.

THE COVID-19 OUTBREAK HAS CAUSED DISRUPTIONS IN OUR DEVELOPMENT OPERATIONS, WHICH HAVE RESULTED IN DELAYS ON EXISTING PROJECTS AND MAY HAVE ADDITIONAL NEGATIVE IMPACTS ON OUR OPERATIONS

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

On March 19, 2020, California Governor Gavin Newsom issued a stay at home order to protect the health and well-being of all Californians and to establish consistency across the state in order to slow the spread of COVID-19. California was therefore under strict quarantine control and travel has been severely restricted, resulting in disruptions to work, communications, and access to files (due to limited access to facilities). Since then, other measures have been imposed in other countries and major cities in the USA, including Los Angeles, and throughout the world in an effort to contain the COVID-19 outbreak. The World Health Organization (the “WHO”) is closely monitoring and evaluating the situation. On March 11, 2020, the WHO declared the outbreak of COVID-19 a pandemic, expanding its assessment of the threat beyond the global health emergency it had announced in January. Any outbreak of such epidemic illness or other adverse public health developments in the USA or elsewhere in the world may materially and adversely affect the global economy, our markets and our business. The stay at home order was lifted in California only on January 25, 2021, and as such we were able to relocate our virtual offices space and resume “normal” operations.

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

The Company does not accrue or capitalize development costs (or any costs to this effect) and expense it to its profit and loss statements as required by US GAAP. As such, the Company incurred a net loss amounting to $17,994,888 for the year ended December 31, 2020, and $186,505,119 for the year ended December 31, 2019.   If we incur additional significant operating losses, our stock price, may decline, perhaps significantly. Our management is developing plans to alleviate the negative trends and conditions described above.  Our business plan is speculative and unproven. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will be able to curtail our losses now or in the future.  Further, as we are an emerging enterprise, we expect that net losses will continue, and our working capital deficiency will increase.

WE HAVE NOT GENERATED POSITIVE CASH FLOW FROM OPERATIONS, AND OUR ABILITY TO GENERATE POSITIVE CASH FLOW IS UNCERTAIN. IF WE ARE UNABLE TO GENERATE POSITIVE CASH FLOW OR OBTAIN SUFFICIENT CAPITAL WHEN NEEDED, OUR BUSINESS AND FUTURE PROSPECTS WILL BE ADVERSELY AFFECTED AND WE COULD BE FORCED TO SUSPEND OR DISCONTINUE OPERATIONS.

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

The Company sustained net losses of $17,994,888 and our operating activities used cash flows of $994,426 for the year ended December 31, 2020. The Company sustained net losses of $186,505,119 and our operating activities used cash flows of $6,623,463 for the year ended December 31, 2019. The Company had a working capital deficit of $27,710,040, stockholders’ deficit of $27,858,303 and an accumulated deficit of $270,651,339 at December 31, 2020.

WE WILL REQUIRE ADDITIONAL CAPITAL TO SUPPORT BUSINESS GROWTH, AND THIS CAPITAL MIGHT NOT BE AVAILABLE ON ACCEPTABLE TERMS, IF AT ALL.

We intend to continue to make investments to support our business growth and we will require additional funds to respond to business challenges, including the need to develop new features and products or enhance our existing products, improve our operating infrastructure or acquire complementary businesses and technologies. Further, we need additional capital to continue operations. Accordingly, we need to engage in equity or debt financings to secure additional funds. We expect that we have sufficient capital to maintain operations through the year of 2021. In order to fully implement our business plan, we will need to raise $10,000,000. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business may be harmed.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our brand and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, for the years ended December 31, 2020 and December 31, 2019, we reported that our disclosure controls and procedures were not effective due to the lack of resources and the reliance on outside consultants. We intend to increase management’s review of our financials. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Additional Risks Related to Our Common Stock

Because we are quoted on the OTC PINK marketplace instead of a national securities exchange, our investors may experience significant volatility in the market price of our stock and have difficulty selling their shares.

Our Common Stock is currently quoted on the OTC Market Group’s OTC PINK marketplace under the ticker symbol “GTCH” ((prior years under the symbol: “GOPH”). The OTC is a regulated quotation service that displays real-time quotes and last sale prices in over-the-counter securities. Trading in shares quoted on the OTC PINK is often thin and characterized by volatility. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume and market conditions. As a result, there may be wide fluctuations in the market price of the shares of our Common Stock for reasons unrelated to operating performance, and this volatility, when it occurs, may have a negative effect on the market price for our securities. Moreover, the OTC PINK is not a stock exchange, and trading of securities on this platform is more sporadic than the trading of securities listed on a national quotation system or stock exchange. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our Common Stock improves.

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

Of the 493,110,305 shares of our Common Stock outstanding as of the date of this Annual Report, approximately 122,894,088 are restricted and 370,216,217 shares are freely tradable without restriction pursuant to Rule 144. Any substantial sale of our Common Stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our Common Stock.

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

Stockholders should also be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

●	control of the market for the security by one or more broker-dealers that are often related to the promoter or issuer;

●	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

●	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

●	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

●	the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

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

ITEM 2. PROPERTIES

The Company leases its office space at 2450 Colorado Ave., Suite 100E, Santa Monica, CA 90404 on a month-to-month lease for $273 per month. Due to the global COVID-19 pandemic, the Company has maintained its address but only as virtual office space with minimum administrative services, while all employees and consultants work remotely.

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business.  There is currently no litigation that management believes will have a material impact on the financial position of the Company.

On or around January 30, 2019, RWJ Advanced Marketing, LLC, Greg Bauer, and Warren Jackson sued the Company and multiple third and related parties in Superior Court of the State of California - County of Los Angeles, General District in connection with the acquisition of UGO in September 2017. The case number is 19STCV03320 (the “Original Lawsuit”). The complaint in the Original Lawsuit alleges breach of contract, among other causes of action. The Company answered the complaint and filed a cross-complaint against the plaintiffs in the case and third parties on or around February 15, 2019. On or about September 10, 2020, the Company through its agent of service was “served” with a complaint (the Company contested service) that was recently filed against the Company and third parties by Robert Warren Jackson and Gregory Bauer in Los Angeles Superior Court Case No.: 20STCV32709 (“Second Lawsuit”). In the Original Lawsuit filed, the court rejected the plaintiff’s claims that they were filing a purported quasi-derivative lawsuit. As such, in this current litigation, the plaintiff is now again claiming the action is a derivative lawsuit. On October 13, 2020, the Second Lawsuit was removed by other defendants into Central District of California (CASE NO. 2:20−cv−09399−RGK−AGR). On February 2, 2021 The Central District of California dismissed the entire Second Lawsuit based on “demand futility”. In the Original lawsuit, the Company filed a cross complaint against the plaintiff and other third parties. Recently, the court has scheduled various hearings and a trial date set for December 27, 2021. It was the Company’s intention to dividend its holdings of its wholly owned subsidiary Ugopherservices Corp. (“UGO”). As UGO is the main dispute in the litigations described above, the Company has elected to sell UGO to a third-party effective July 1, 2020. On September 17, 2020, the Company terminated Greg Bauer as consultant (resulting from the sale of UGO), which he confirmed in writing.

Following the sale of UGO, the Company noticed third parties (including SURG, via its asset manager) to wire the UGO funds to its new bank account. SURG never answered the notice. The Company noticed certain third parties that it intends to take legal actions to resolve this issue. On November 12, 2020 the Company filed a complaint in the United States District Court – District of Nevada - Case 2:20-cv-02078 against RWJ, Mr. Bauer, Mr. Jackson and against W.L. Petrey Wholesale Company Inc for fraud, breach of contract, Unjust Enrichment and other claims.

On December 3, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with Discover Growth Fund, LLC (the “Investor”) pursuant to which the Company issued a Senior Secured Redeemable Convertible Debenture (the “Debenture”) in the aggregate face value of $8,340,000. In connection with the issuance of the Debenture and pursuant to the terms of the SPA, the Company issued a Common Stock Purchase Warrant to acquire up to 225,000 shares of common stock for a term of three years (the “Warrant”) on a cash-only basis at an exercise price of $100.00 per share with respect to 50,000 Warrant Shares, $75.00 with respect to 75,000 Warrant Shares and $50.00 with respect to 100,000 Warrant Shares. The holder may not exercise any portion of the Warrants to the extent that the holder would own more than 4.99% of the Company’s outstanding common stock immediately after exercise. The outstanding principal amount may be converted at any time into shares of the Company’s common stock at a conversion price equal to 95% of the Market Price less $5.00 (the conversion price is lowered by 10% upon the occurrence of each Triggering Event – the current conversion price is 75% of the Market Price less $5.00). The Market Price is the average of the 5 lowest individual daily volume weighted average prices during the period the Debenture is outstanding. On May 28, 2019, the Investor delivered to the Company a “Notice of Default and Notice of Sale of Collateral” (the “Notice”). On December 23, 2019, in arbitration between the Company and the Investor, an Interim Award was entered in favor of the Investor. On January 31, 2020, the Company was informed that a final award was entered (the “Final Award”). The Final Award affirms that certain sections of the Debenture constitute unenforceable liquidated damages penalties and were stricken. Further, it was determined that the Investor was entitled to recovery of their attorney’s fees. Consequently, the arbitrator awarded Investor an award of $4,034,444 plus interest of 7.25% accrued from May 15, 2019 and costs in the amount of $55,613. On February 18, 2020, the Company filed a motion with the United States District Court District of Nevada (the “Nevada Court”) to confirm the Final Award and a motion to consolidate Investor’s application to confirm the Final Award filed in the U.S. District Court of the Virgin Islands (Case No: 3 :20-cv-00012-CVG-RM) (the “Virgin Island Court”). On February 27, 2020, the Nevada Court denied the Company’s motion to confirm the Final Award and motion to consolidate and further decided that the confirmation of the Final Award should be litigated in the Virgin Island Court. As such, on February 27, 2020, the Company filed a Notice of Entry of Order as well as a Motion to Confirm the Arbitration Award, address the outstanding issues regarding whether Investor’s rights are subordinated to other creditors and, thereafter, oversee a commercially reasonable foreclosure sale (Case No: 3 :20-cv-00012-CVG-RM). It was the Company’s position that the Final Award must first be confirmed and all questions regarding the rights of Investor relative to those of other creditors must be determined before any foreclosure sale can proceed. It is further the position of the Company that the previously disclosed foreclosure sale scheduled by Investor is being conducted in a commercially unreasonable manner and that if Discover proceeded forward with the foreclosure sale it did so at its own risk. Nevertheless, on February 28, 2020, Investor advised that it conducted a sale of the Company’s assets. As the date of this report Investor failed to present a deed of sale for the alleged sale that allegedly took place as noticed. The Company filed with Virgin Island Court the motions disputing the validity of the alleged sale. On July 28, 2020, Investor filed in the State of Nevada a motion for attorneys $48,844 and costs $716. The Company filed an answer on August 11, 2020. On October 16, 2020, Investor motion for attorneys and costs was denied.

GBT Technologies, S.A.

On September 14, 2018, the Company entered into an Exclusive Intellectual Property License and Royalty Agreement (the “GBT License Agreement”) with GBT-CR, a fully compliant and regulated crypto currency exchange platform that currently operates in Costa Rica as a decentralized crypto currency platform, pursuant to which, among other things, the Company granted to GBT-CR an exclusive, royalty-bearing right and license relating intellectual property relating to systems and methods of converting electronic transmissions into digital currency as reflected in that certain patent filed with the United Stated Patent and Trademark Office on or about June 14, 2018 (EFS ID: 32893586; Application Number: 16008069; Type: Utility under 35 USC 111(a); Confirmation Number: 6787)(collectively, the “Digital Currently Technology”). Pursuant to the GBT License Agreement, the Company granted GBT-CR an exclusive worldwide license to use the Digital Currency Technology to make, use, sell, lease or otherwise commercialize and dispose of products and devices utilizing the Digital Currently Technology. Under the terms of the GBT License Agreement, the Company is entitled to receive a royalty payment of 2% of gross revenue of each licensed product sold by GBT-CR during the period starting in which revenue is first generated using the licensed products and continuing for five years thereafter. Upon signing the GBT-CR License Agreement, GBT-CR paid the Company $300,000 which is nonrefundable. The Company has recognized the $300,000 as revenue during the years ended December 31, 2018. Upon GBT-CR making available for sale (the “Commercial Event”) an ICO (Initial Coin Offering) (the “Coin”), GBT-CR will make a payment to the Company in the amount of $5,000,000. Further, upon the Commercial Event, GBT-CR will grant the Company the ability to acquire 30% of the Coin at a 30% discount of such offering price of the Coin. The GBT License Agreement commenced as of the signing date and, unless terminated in accordance with the termination provisions of the GBT License Agreement, shall remain in force until the expiration of the patent pertaining to the Digital Currency Technology; provided that the right to use trade secrets shall survive the expiration of the GBT License Agreement provided the Company has not terminated. Prior to the signing of the GBT License Agreement, GBT-CR advanced $200,000 to the Company, which the parties have agreed will be applied toward the $5,000,000 fee when it becomes due. The $200,000 was recorded as unearned revenue at December 31, 2018 and reclassified to accrued expense at December 31, 2020 and 2019. On February 27, 2020 GBT Technologies, S.A., as successor in interest to Hermes Roll, LLC had notified the Company that it was in default on its Amended and Restated Territorial License Agreement (“ARTLA”) dated June 15, 2015 and that the ARTLA had been cancelled and rescinded.

In connection with SURG Exchange Agreement - On November 4, 2020, Altcorp and Stanley filed an Ex Parte Motion in the District Court, Clark County, Nevada (Case No: A-20-823039-B, in Dep No: 43) to appoint receiver and issue a temporary restraining Order against SURG and its transfer agent for alleged defaults on prior exchange agreement. On December 4, 2020, the parties entered an interim agreement which set the material terms of the settlement. A final settlement was achieved per the interim agreement terms on January 1, 2021. On March 4, 2021 the Company filed a motion to enforce settlement agreements, as the Company alleged that SURG owes an additional $240,000 which is due and owing under the settlement agreements.

ITEM 4. MINE SAFERY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company is authorized to issue 100,000,000,000 of its $0.00001 par value common stock and 20,000,000 shares of its $0.00001 par value preferred stock Series B and 10,000 shares of its $0.00001 par value preferred stock Series C, 100,000 shares of its $0.00001 par value preferred Series D shares, 2,000,000 of its $0.00001 par value preferred Series G shares and 40,000 of its $0.00001 par value preferred Series H shares. As of December 31, 2020, 256,674,458 shares of common stock, as well as 45,000 shares of preferred stock Series B, 700 shares of preferred stock Series C, zero shares of preferred stock Series D, zero shares of preferred stock Series G and 20,000 shares of preferred stock Series H were issued and outstanding. As of March 24, 2021, 493,110,305 shares of common stock, as well as 45,000 shares of preferred stock Series B, 700 shares of preferred stock Series C, zero shares of preferred stock Series D, zero shares of preferred stock Series G and 20,000 shares of preferred stock Series H are issued and outstanding. The Board of Directors reserves the right to issue shares of preferred stock in the future indicating preference or rights as appropriate.

Market Information

Our common stock commenced quotation on the OTC PINK under the symbol “GTCH”. The Company’s subsequent symbol was “GOPH”. The following table sets forth the range of high and low prices per share of our common stock for each period indicated (after given effect to reverse split of1 for 100 split)

Quarters Ended	Mar 31		Jun 30		Sep 30		Dec 31

	High	Low	High	Low	High	Low	High	Low

2020	$0.65	$0.01	$0.04	$0.01	$0.02	$0.01	$0.04	$0.01
2019	$65.00	$38.30	$46.20	$7.20	$13.50	$1.50	$1.70	$0.63

Record Holders

The number of holders of record for our common stock as of March 24, 2021 was 89.

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

Authorized Shares-Preferred stock

The Company has authorized 20,000,000 Preferred Stock Series B shares, par value $0.00001; 10,000 Preferred Stock Series C shares authorized, par value $0.00001; 100,000 Preferred Stock Series D shares, par value $0.00001, 2,000,000 Preferred Stock Series G shares, par value $0.00001 and 40,000 Preferred Stock Series H shares, par value $0.00001.

Common Stock

During the year ended December 31, 2020, the Company had the following transactions in its common stock:

●	issued an aggregate of 140,138,107 for the conversion of convertible notes of $1,306,489 and accrued interest of $4,590; and

●	issued 100,000,000 shares to GBT Tokenize for a joint venture agreement. The value of the common stock of $5,500,000 was determined based on the closing stock price of the Company’s common stock on the grant date.

During the year ended December 31, 2019, the Company had the following transactions in its common stock:

●	issued an aggregate of 9,500 shares to employees and board members as part of their compensation agreements with the Company. The value of the common stock of $235,900 was determined based on the closing stock price of the Company’s common stock on the grant date;

●	issued 74,762 shares to an investor for the conversion of $1,357,200 in convertible notes and $62,934 in accrued interest;

●	issued 59,820 shares to an investor for disputed penalties on a convertible debenture. The value of the common stock of $975,065 was determined based on the closing stock price of the Company’s common stock on the grant date;

●	issued 200,267 shares to Latinex in order to provide that Latinex may maintain its required regulatory capital as required by various regulators. The Company has recorded the value ($7,610,147) of these shares of common stock as a stock loan receivable which is presented as a contra-equity account in the accompanying consolidated balance sheets. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the grant date;

●	issued 10,000,000 shares in connection with a joint venture with BitSpeed. The value of the common stock of $17,900,000 was based on the closing price of the Company’s common stock on the closing date;

●	issued 4,566,214 shares in connection with the cashless exercise of 6,120,000 warrants; and

●	canceled 200,000 shares that were returned in connection with the Company’s sale of its investment with Mobiquity. The shares were valued based on the Company’s stock price on the date of the agreement.

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

As of December 31, 2020, and 2019, there were 45,000 Series B Preferred Shares outstanding.

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

During the year ended December 31, 2014, GV Global Communications, Inc. converted 7,770 of its Series C Preferred Stock into 120 post-splits. During the third quarter of 2014, the Company received 42 post-split common shares to adjust the shares issued to reflect the amount that both they and the Company believed that they were owed. At December 31, 2020 and 2019, GV owns 700 Series C Preferred Shares.

The issuance of the Series C Preferred Stock was made in reliance upon exemptions from registration pursuant to Section 4(a)(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder.  GV is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

As of December 31, 2020, and 2019, there were 700 Series C Preferred Shares outstanding.

Series D Preferred Shares

As of December 31, 2020, and 2019, there are 0 and 0 shares of Series D Preferred Shares outstanding, respectively.

Series G Preferred Shares

As of December 31, 2020, and 2019, there are 0 and 0 shares of Series G Preferred Shares outstanding, respectively.

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

As of December 31, 2020, and 2019, there are 20,000 shares of Series H Preferred Shares outstanding.

Warrants

The following is a summary of warrant activity.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2018	419,167	$61.00	3.48	$-
Granted	25,355,000	0.97
Forfeited	-
Exercised	(6,120,000)	0.50
Outstanding, December 31, 2019	19,654,167	$1.57	2.76	$1,111,600
Granted	-
Forfeited	(10,667)	256.25
Exercised	-
Outstanding, December 31, 2020	19,643,500	$1.50	1.76	$-
Exercisable, December 31, 2020	19,643,500	$1.50	1.76	$-

The exercise price for warrant outstanding and exercisable at December 31, 2020:

Outstanding		Exercisable

Number of	Exercise	Number of	Exercise
Warrants	Price	Warrants	Price
15,880,000	$0.50	15,880,000	$0.50
3,000,000	1.85	3,000,000	1.85
500,000	2.70	500,000	2.70
20,000	31.90	20,000	31.90
100,000	50.00	100,000	50.00
75,000	75.00	75,000	75.00
50,000	100.00	50,000	100.00
10,000	235.00	10,000	235.00
7,500	250.00	7,500	250.00
1,000	280.00	1,000	280.00
19,643,500		19,643,500

The fair value of the warrants listed above was determined using the Black-Scholes option pricing model with the following assumptions:

December 31,
2019
Risk-free interest rate	1.55%
Expected life of the options	3.1 to 3.6 years
Expected volatility	185%
Expected dividend yield	0%

As a result of the above-mentioned reverse stock split, the Company issued 25,245,000 warrants to purchase shares of the Company’s common stock with exercise prices ranging from $0.50 to $2.70 per share as a result of an anti-dilutive clause in certain of the Company’s outstanding warrants. The fair value of these warrants was $120,476,603 which is shown as a charge to earnings on the accompanying financial statements for the year ended December 31, 2019.

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

This section of the report should be read together with Footnotes of the Company audited financials. The audited statements of operations for the years ended December 31, 2020 and 2019 are compared in the sections below.

General Overview

GBT Technologies Inc. (f/k/a Gopher Protocol Inc., the “Company”, “we”, “us”, “our”, “GBT”, “Gopher”, “Gopher Protocol”, “GOPH”, “GTCH”, or “GBT”) was incorporated on July 22, 2009 under the laws of the State of Nevada and is headquartered in Santa Monica, California. The Company is creating and patenting innovative mobile microchip (ICs) and software technologies based on the GopherInsight™ technology platform. Effective August 5, 2019, the Company changed its name from Gopher Protocol Inc. to GBT Technologies Inc. The Company has historically derived revenues from (i) the provision of IT services; and (ii) from the licensing of its technology.

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

Via this Joint Venture, the parties commenced development of a development of an intelligent human vital signs’ device, suggested named qTerm. The platform is an expansion of the existing license agreement with GBT Tokenize Corp., which provided GBT Tokenize Corp. with an exclusive territory of California to develop certain of the Company’s technology. As the nature of the platform cannot be restricted only to California, the Company’s joint venture GBT Tokenize Corp. will be compensated with additional two hundred million shares of the Company to strengthen its funding, subject to board approval. A provisional patent application for the qTerm Medical Device was filed on March 30, 2020 with the USPTO. The application has been assigned serial number 63001564. The Joint Venture completed successfully the first prototype. There is no guarantee that the Company will be successful in researching, developing or implementing this product into the market. In order to successfully implement this concept, the Company will need to raise adequate capital to support its research and, if successfully researched, developed and granted regulatory approval, the Company would need to enter into a strategic relationship with a third party that has experience in manufacturing, selling and distributing this product. There is no guarantee that the Company will be successful in any or all of these critical steps.

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

On March 19, 2020, California Governor Gavin Newsom issued a stay at home order to protect the health and well-being of all Californians and to establish consistency across the state in order to slow the spread of COVID-19. California was therefore under strict quarantine control and travel has been severely restricted, resulting in disruptions to work, communications, and access to files (due to limited access to facilities). Since then, other measures have been imposed in other countries and major cities in the USA, including Los Angeles, and throughout the world in an effort to contain the COVID-19 outbreak. The World Health Organization (the “WHO”) is closely monitoring and evaluating the situation. On March 11, 2020, the WHO declared the outbreak of COVID-19 a pandemic, expanding its assessment of the threat beyond the global health emergency it had announced in January. Any outbreak of such epidemic illness or other adverse public health developments in the USA or elsewhere in the world may materially and adversely affect the global economy, our markets and our business. The stay at home order was lifted in California only on January 25, 2021.

In the first quarter of 2020, the COVID-19 outbreak has caused disruptions in our development operations, which have resulted in delays on exiting projects. A prolonged disruption or any further unforeseen delay in our operations of the development, delivery and assembly process within any of our activities could continue to result in, increased costs and reduced revenue.

We cannot foresee whether the outbreak of COVID-19 will be effectively contained, nor can we predict the severity and duration of its impact. If the outbreak of COVID-19 is not effectively and timely controlled, our business operations and financial condition may be materially and adversely affected as a result of the deteriorating market outlook for sales, the slowdown in regional and national economic growth, weakened liquidity and financial condition of our customers and vendors or other factors that we cannot foresee. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment, cause uncertainties, cause our business to suffer in ways that we cannot predict and materially and adversely impact our business, financial condition and results of operations.

Results of Operations:

Years ended December 31, 2020 and 2019

A comparison of the statements of operations for the year ended December 31, 2020 and 2019 is as follows:

	Years Ended December 31,		Change
	2020	2019	$	%

Sales - related party	$180,000	$180,000	$-	0.0%
Operating expenses	7,952,836	176,637,100	(168,684,264)	-95.5%
Loss from operations	(7,772,836)	(176,457,100)	168,684,264	-95.6%
Other expense	(11,206,839)	(10,354,953)	(851,886)	8.2%
Loss before provision for income taxes	(18,979,675)	(186,812,053)	167,832,378	-89.8%
Provision for income taxes	-	-	-
Loss from continued operations	(18,979,675)	(186,812,053)	167,832,378	-89.8%
Discontinued operations	984,787	306,934	677,853	220.8%
Net loss	$(17,994,888)	$(186,505,119)	$168,510,231	-90.4%

Sales for both the years ended December 31, 2020 and 2019 were $180,000. Sales are derived from providing IT consulting services to a related party.

Operating expenses for the year ended December 31, 2020 were $7,952,836, compared to $176,637,100 for the same period in 2019. The decrease of $168,684,264 or 95.5% was principally due to the fair value of warrants issued of $120,476,603 as a result of anti-dilution provisions in certain warrants previously issued and a charge took for the impairment of assets of $48,631,534 during the year ended December 31, 2019. There were no such expenses in 2020.

Other expense for the year ended December 31, 2020 was $11,206,839, an increase of $851,886 or 8.2% from $10,354,953 for the same period in 2019. The decrease is principally due to i) a change in the fair value of the derivative liability, ii) a decrease in amortization of discount and interest and financing costs; and iii) a decrease in realized and unrealized loss on a marketable equity security.

The operating results of our discontinued operations for Ugopherservices, ECS Prepaid, Electronic Check Services and the Central State Legal Services businesses for the year ended December 31, 2020 and 2019 is summarized below:

	Years Ended December 31,
	2020	2019
Revenue	$8,291,842	$42,998,336
Cost of revenue	7,900,122	41,596,118
Gross Profit	391,720	1,402,218
Operating expenses	408,644	2,477,084
Loss from operations	(16,924)	(1,074,866)
Other income (expenses)	-	(3)
Net loss	$(16,924)	$(1,074,869)

As a result of the disposition of Ugopherservices, ECS Prepaid, Electronic Check Services and the Central State Legal Services businesses, the Company recognized a gain on the disposition of discontinued operations of $1,001,711 and $1,381,803 for the year ended December 31, 2020 and 2019, respectively.

Net loss for the year ended December 31, 2020 was $17,994,888 compared to $186,505,119 for the same period in 2019 due to the factors described above.

Liquidity and Capital Resources

Our cash was $113,034 and $59,634 at December 31, 2020 and 2019, respectively. Cash used in operating activities during the year ended December 31, 2020 was $994,426, compared to $6,623,463 during the same period in 2019. Significant differences exist between the periods, including warrants issued for services, change in fair value of derivative liability, financing costs, impairment of assets and unrealized gain (loss) on marketable equity securities. Our working capital position worsened going from a working capital deficit of $11,712,886 at December 31, 2019 to a working capital deficit of $27,710,040 at December 31, 2020, principally as a result of an increase in accounts payable and accrued expenses; an increase in derivative liability; an increase in convertible notes payable; offset by a decrease in note payable. Cash flows used in investing activities were $231,771 during the year ended December 31, 2020, compared to $1,152,418 for the same period in 2019. The decrease is due to the amount paid for an investment during the year ended December 31, 2020. Cash from financing activities for the year ended December 31, 2020 was $1,279,597, compared to $5,972,005 for the same period in 2019. The decrease is due to the issuance of convertible notes and notes payable in 2019.

We sustained net losses of $17,994,888 for the year ended December 31, 2020. In addition, we had a working capital deficit of $27,710,040 and accumulated deficit of $270,651,339 at December 31, 2020.

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

$10,000,000 for GBT Technologies S. A. acquisition

In accordance with the acquisition of GBT-CR the Company issued a convertible note in the principal amount of $10,000,000. The convertible note bears interest of 6% per annum and is payable at maturity on December 31, 2021. At the election of the holder, the convertible note can be converted into a maximum of 20,000 shares of Series H Preferred Stock. Each share of Series H Preferred Stock is convertible, at the option of the holder but subject to the Company increasing its authorized shares of common stock, into such number of shares of common stock of the Company as determined by dividing the Stated Value ($500 per share) by the conversion price ($10.00 per share).  The convertible note is convertible into common stock at a fixed price that was higher than the Company’s common stock on the date of grant, therefore, this convertible note does not contain a beneficial conversion feature. Due to stock split (See Note 1) the conversion feature is substantially not in the money. The parties along with Stanley Hills, LLV as potential funder are in negotiations to address the issue per the Note holder demands to mitigate its damages. There is no guarantee that the Company will be successful in resolving this issue.

Glen Eagles Acquisition LP

On July 8, 2019, the Company entered a Consulting Agreement with Glen Eagles Acquisition LP (“Glen”) as consultant to provide services in connection with the Company’s acquisition of 25% of GBT Technologies, S.A., a Costa Rican corporation (“GBT-CR”). Consultant will provide analysis, interaction with related professional and other services as requested by the Company to integrate and expand capabilities between GBT-CR and the Company. The Company shall pay Glen $1,000,000 through the issuance of a 6% Convertible Note. At the election of Glen, the Convertible Note can be converted into a maximum of 2,000 shares of Series H Preferred Stock. Each share of Series H Preferred Stock is convertible, at the option of the holder but subject to the Company increasing its authorized shares of common stock, into such number of shares of common stock of the Company as determined by dividing the Stated Value ($500 per share) by the conversion price ($10.00 per share).  The Series H Preferred Stock has no liquidation preference, does not pay dividends and the holder of Series H Preferred Stock shall be entitled to one vote for each share of common stock that the Series H Preferred Stock may be convertible into. In addition, the Company entered into an Amendment of a Common Stock Purchase Warrant held by Glen to acquire nine million shares of common stock that had been assigned to Glen by Guardian Patch LLC. Pursuant to the amendment, the Company agreed to provide that the Common Stock Purchase Warrant may be exercised on a cashless basis and provided a beneficial ownership limitation of 4.99%. On or about June 23, 2020, the Company and AltCorp entered into agreements with SURG and Glen Eagles Acquisition LP (“Glen”) into series of agreements regarding the $4,000,000 SURG Note. Glen converted in full its $1,000,000 convertible note that was issued by the Company on July 8, 2019 plus $50,000 of accrued interest, into $1,050,000 of a SURG Note via an assignment of a portion ($1,050,000 of a $4,000,000 face value) of the $4,000,000 SURG Note. In addition, the Company entered into a consulting agreement with Glen for which the Company shall pay to Glen $200,000 via an assignment of a portion ($200,000 of a $4,000,000 face value) of the $4,000,000 SURG Note. Glen in turn converted all its $1,250,000 considerations received into 2,500,000 SURG shares. The open aged credit balance derived from the above with Glen as off the date of this report is $45,000.

RWJ Acquisition Note

In connection with the acquisition of RWJ in September 2017, the Company issued a note payable. The note accrues interest at 3.5% per annum, was due on December 31, 2019 and is secured by the assets purchased in the acquisition. The Company contests the validity of the note, as such the note has not been repaid as of December 31, 2020. (see Item 3 – Legal Proceedings). The balance of the note at December 31, 2020 is $2,600,000 plus accrued interest of $307,631.

Discover Growth Fund

On December 3, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with Discover Growth Fund, LLC (the “Investor”) pursuant to which the Company issued a Senior Secured Redeemable Convertible Debenture (the “Debenture”) in the aggregate face value of $8,340,000. In connection with the issuance of the Debenture and pursuant to the terms of the SPA, the Company issued a Common Stock Purchase Warrant to acquire up to 225,000 shares of common stock for a term of three years (the “Warrant”) on a cash-only basis at an exercise price of $100.00 per share with respect to 50,000 Warrant Shares, $75.00 with respect to 75,000 Warrant Shares and $50.00 with respect to 100,000 Warrant Shares. The holder may not exercise any portion of the Warrants to the extent that the holder would own more than 4.99% of the Company’s outstanding common stock immediately after exercise. The outstanding principal amount may be converted at any time into shares of the Company’s common stock at a conversion price equal to 95% of the Market Price less $5.00 (the conversion price is lowered by 10% upon the occurrence of each Triggering Event – the current conversion price is 75% of the Market Price less $5.00). The Market Price is the average of the 5 lowest individual daily volume weighted average prices during the period the Debenture is outstanding. On May 28, 2019, the Investor delivered to the Company a “Notice of Default and Notice of Sale of Collateral” (the “Notice”). On December 23, 2019, in arbitration between the Company and the Investor, an Interim Award was entered in favor of the Investor. On January 31, 2020, the Company was informed that a final award was entered (the “Final Award”). The Final Award affirms that certain sections of the Debenture constitute unenforceable liquidated damages penalties and were stricken. Further, it was determined that the Investor was entitled to recovery of their attorney’s fees. Consequently, the arbitrator awarded Investor an award of $4,034,444 plus interest of 7.25% accrued from May 15, 2019 and costs in the amount of $55,613. On February 18, 2020, the Company filed a motion with the United States District Court District of Nevada (the “Nevada Court”) to confirm the Final Award and a motion to consolidate Investor’s application to confirm the Final Award filed in the U.S. District Court of the Virgin Islands (Case No: 3 :20-cv-00012-CVG-RM) (the “Virgin Island Court”). On February 27, 2020, the Nevada Court denied the Company’s motion to confirm the Final Award and motion to consolidate and further decided that the confirmation of the Final Award should be litigated in the Virgin Island Court. As such, on February 27, 2020, the Company filed a Notice of Entry of Order as well as a Motion to Confirm the Arbitration Award, address the outstanding issues regarding whether Investor’s rights are subordinated to other creditors and, thereafter, oversee a commercially reasonable foreclosure sale (Case No: 3 :20-cv-00012-CVG-RM). It was the Company’s position that the Final Award must first be confirmed and all questions regarding the rights of Investor relative to those of other creditors must be determined before any foreclosure sale can proceed. It is further the position of the Company that the previously disclosed foreclosure sale scheduled by Investor is being conducted in a commercially unreasonable manner and that if Discover proceeded forward with the foreclosure sale it did so at its own risk. Nevertheless, on February 28, 2020, Investor advised that it conducted a sale of the Company’s assets. As the date of this report Investor failed to present a deed of sale for the alleged sale that allegedly took place as noticed. The Company filed with Virgin Island Court the motions disputing the validity of the alleged sale. On July 28, 2020, Investor filed in the State of Nevada a motion for attorneys $48,844 and costs $716. The Company filed an answer on August 11, 2020. On October 16, 2020, Investor motion was denied.

Power Up Lending Group

On February 18, 2020, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd., an accredited investor (“Power Up”) pursuant to which the Company issued to Power Up a Convertible Promissory Note (the “Power Note”) in the aggregate principal amount of $183,600 for a purchase price of $153,000. The Power Note has a maturity date of May 15, 2021 and the Company has agreed to pay interest on the unpaid principal balance of the Power Note at the rate of six percent (6%) per annum from the date on which the Power Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Power Note, provided it makes a payment including a prepayment to Power Up as set forth in the Power Note. The transactions described above closed on February 19, 2020. The outstanding principal amount of the Power Note may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Power Up may convert the Power Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 15-day look back immediately preceding the date of conversion. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Power Note), the Power Note shall become immediately due and payable and the Company shall pay to Power Up, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Power Note. During 2020, the full amount of the Power Note ($183,600) plus $4,590 of accrued interest was converted into shares of the Company’s common stock.

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

The outstanding principal amount of the Redstart Note No. 1 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 1 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 1), the Redstart Note No. 1 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 1. In February 2021 Note No. 1 was converted into shares in full.

On September 15, 2020, the Company entered into a Securities Purchase Agreement with Redstart pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 2”) in the aggregate principal amount of $93,600 for a purchase price of $78,000. The Redstart Note No. 2 has a maturity date of September 15, 2021 and the Company has agreed to pay interest on the unpaid principal balance of the Redstart Note No. 2 at the rate of six percent (6%) per annum from the date on which the Redstart Note No. 2 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 2, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 2. The transactions described above closed on September 16, 2020. The outstanding principal amount of the Redstart Note No. 2 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 2 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 2), the Redstart Note No. 2 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 2. (In March 2021 Note No. 2 was converted into shares in full.

On December 9, 2020, the Company entered into a Securities Purchase Agreement with Redstart pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 3”) in the aggregate principal amount of $100,200 for a purchase price of $83,500. The Redstart Note No. 3 has a maturity date of December 9, 2021 and the Company has agreed to pay interest on the unpaid principal balance of the Redstart Note No. 3 at the rate of six percent (6%) per annum from the date on which the Redstart Note No. 3 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 3, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 3. The transactions described above closed on December 11, 2020. The outstanding principal amount of the Redstart Note No. 3 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 3 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 3), the Redstart Note No. 3 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 3.

On February 10, 2021, the Company entered into a Securities Purchase Agreement with Redstart pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 4”) in the aggregate principal amount of $184,200 for a purchase price of $153,500. The Redstart Note No. 4 has a maturity date of February 5, 2022 and the Company has agreed to pay interest on the unpaid principal balance of the Redstart Note No. 4 at the rate of six percent (6%) per annum from the date on which the Redstart Note No. 4 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 4, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 4. The transactions described above closed on February 10, 2021. The outstanding principal amount of the Redstart Note No. 4 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 4 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 4), the Redstart Note No. 4 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 4.

On March 15, 2021, the Company entered into a Securities Purchase Agreement with Redstart pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 5”) in the aggregate principal amount of $106,200 for a purchase price of $88,500. The Redstart Note No. 5 has a maturity date of June 15, 2022 and the Company has agreed to pay interest on the unpaid principal balance of the Redstart Note No. 5 at the rate of six percent (6%) per annum from the date on which the Redstart Note No. 5 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 5, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 5. The transactions described above closed on March 17, 2021. The outstanding principal amount of the Redstart Note No. 5 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 5 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 5), the Redstart Note No. 5 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 5.

Iliad Research and Trading

On February 27, 2019, the Company entered into a note purchase agreement with a third-party investor - Iliad Research and Trading, L.P.(“Iliad”), pursuant to which the Company issued a promissory note for the original principal amount of $2,325,000. The promissory note had an original issue discount of $300,000 and the inventor paid consideration of $2,025,000 to the Company, of which $25,000 was paid for legal expenses. The outstanding balance of the promissory note is to be paid on the one-year anniversary of the issuance of the note. Interest on the note accrues at the rate of 10% per annum compounding daily. Subject to the terms and conditions set forth in the note, the Company may prepay all or any portion of the outstanding balance of the note at any time in an amount in cash equal to 120% of the amount repaid. In connection with transactions that generate less than $1,000,000 in proceeds, the Company has agreed to not issue any debt instrument or incurrence of any debt other than trade payables in the ordinary course of business, any securities or agreements to sell common stock with anti-dilution or price reset/reduction features or any securities that are or may be become convertible or exercisable into common stock with a price that varies with the market price of the common stock (collectively, “Restricted Issuance Transaction”). The outstanding balance of the Note will be increased by 5% in the event the Company enters into a Restricted Issuance Transaction that is approved by Iliad. The original issue discount is being amortized to interest expense over the term of the promissory note. On February 27, 2020, the Company and Iliad entered into an Amendment to the Iliad Note pursuant to which the maturity date of the Iliad Note was extended to August 27, 2020, provided that the Debt may be converted into shares of common stock of the Company at a conversion price equal to 80% multiplied by the lowest trading daily VWAP for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date, provided for the payment by the Company to Iliad of an extension fee equal to 7.5% of the outstanding balance of the Iliad Note resulting in a new balance of the Iliad Note of $2,765,983 and provided that the Company’s failure to deliver shares of common stock within three trading days of a conversion would result in an event of default. Iliad has agreed to restrict its ability to convert the Iliad Note and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock. On July 20, 2020 the Company and Iliad entered into agreement to extend the maturity of the Iliad Note until February 27, 2021 in consideration of an extension fee of $1,000. During 2020, Iliad converted $539,000 of its convertible note to 53,175,795 shares of the Company’s common stock. The balance of the Iliad debt at December 31, 2020 was $2,446,746, including accrued interest of $14,905. On February 28, 2021 the Company and Iliad entered into agreement to further extend the maturity of the Iliad Note until May 31, 2021 in consideration of an extension fee of $1,000 representing the third extension of the original note.

Stanley Hills

The Company entered into a series of loan agreements with Stanley Hills LLC (“Stanley”) pursuant to which it received more than $1,000,000 in loans (the “Debt”) since May 2019 up to December 2019. On February 26, 2020, in order to induce Stanley to continue to provide funding, the Company and Stanley entered into a letter agreement providing that the Debt may be converted into shares of common stock of the Company at a conversion price equal to 85% multiplied by the lowest one trading price for the common stock during the 20-trading day period ending on the latest complete trading day prior to the conversion date. Stanley has agreed to restrict its ability to convert the Debt and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The Stanley Debt is secured via a pledge agreement on the SURG shares. On or about January 27, 2020 the Company agreed that Stanley will hold title to the SURG shares which was completed on or about April 16, 2020 where the 3,333,333 SURG shares been vested under Stanley name. On or about June 23, 2020, Stanley Hills LLC (“Stanley”) which holds a pledge of 3,333,333 shares of SURG common stock via its manager/member (“Stanley’s Member”), acting as an agent for the Company, entered into an agreement with SURG, its transfer agent and an escrow officer for which it was agreed that 3,333,333 SURG shares will be cancelled for consideration of up to $700,000. The amount of $575,170 was received into a lawyer’s trust account, and 3,333,333 of SURG shares have been sent for cancelation. On August 12, 2020, the Company and its subsidiary, AltCorp Trading LLC, entered into a new pledge agreement with Stanley, where 5,500,000 SURG shares been pledged to Stanley to secure the debt payable by the Company to Stanley as well as mitigate the damages allegedly created by SURG.

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

Revenue is recognized under Topic 606 as follows:

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

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of December 31, 2020, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2020, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names and certain information regarding the company’s executive officers and directors.

Current Directors/Officers:

Name	Age	Title
Michael Murray	51	President and Director
Dr. Danny Rittman	58	Chief Technology Officer and Director
Mansour Khatib	58	Chief Executive Officer, Chief Financial Officer and Director

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

Commencing January 1, 2020 Mansour   Khatib salary was increased to $15,000 a month by Michel Murray our President.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth all compensation paid to our officers for the years ended December 31, 2020 and 2019.

Summary Compensation Table

							Non-Qualified
						Non-Equity	Deferred
Name and principal				Stock	Option	Incentive Plan	Compensation	All Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Michael Murray	2020	$6,000	$-	$-	$-	$-	$-	$-	$6,000
President and director	2019	$50,000	$-	$-	$-	$-	$-	$-	$50,000

Danny Rittman	2020	$184,500	$-	$-	$-	$-	$-	$-	$184,500
Chief Technology Officer and director	2019	$171,726	$-	$-	$-	$-	$-	$-	$171,726

Mansour Khatib	2020	$180,000	$-	$-	$-	$-	$-	$-	$180,000
Chief Executive Officer and director	2019	$127,500	$-	$-	$-	$-	$-	$-	$127,500

Douglas Davis (1)	2020	$100,000	$-	$-	$-	$-	$-	$-	$100,000
former Chief Executive Officer	2019	$187,675	$-	$-	$622,828	$-	$-	$-	$810,503

Kevin Pickard (2)	2020	$-	$-	$-	$-	$-	$-	$-	$-
former Chief Financial Officer	2019	$70,000	$-	$-	$143,976	$-	$-	$-	$213,976

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer.

There are no other stock option plans, retirement, pension, or profit-sharing plans for the benefit of our sole officer and director other than as described herein.

(1)	Resigned as the Chief Executive Officer in April 2020.

(2)	Resigned as the Chief Financial Officer in September 2019.

Director Compensation

The following table sets forth all compensation awarded to, earned by or paid to the non-employee directors in 2020 and 2019 for their service as directors:

		Fees			Non-
		Earned or	Stock	Option	Equity	All Other
Name	Year	Paid	Awards	Awards	Incentive	Compensation	Total
Robert Yaspan	2020	$-	$-	$-	$-	$-	$-
former director	2019	$-	$15,425	$-	$-	$-	$15,425

Judit Nagypal	2020	$-	$-	$-	$-	$-	$-
former director	2019	$5,000	$15,425	$-	$-	$-	$20,425

Ned L. Siegel	2020	$-	$-	$-	$-	$-	$-
former director	2019	$10,000	$15,425	$-	$-	$-	$25,425

Eva Bitter	2020	$-	$-	$-	$-	$-	$-
former director	2019	$5,000	$15,425	$-	$-	$-	$20,425

Mitchell Tavera	2020	$-	$-	$-	$-	$-	$-
former director	2019	$5,000	$15,425	$-	$-	$-	$20,425

Muhammed Khilji	2020	$-	$-	$-	$-	$-	$-
former director	2019	$-	$15,425	$-	$-	$-	$15,425

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth all unexercised warrants and unvested restricted stock that have been awarded to our named executives by the Company and were outstanding as of December 31, 2020.

Equity
incentive
								Equity	plan awards:
			Equity					incentive	Market or
			incentive plan					plan awards:	payout
			awards:				Market	Number of	value of
	Number of	Number of	Number of			Number of	value of	unearned	unearned
	securities	securities	securities			shares or	shares or	shares, units	shares, units
	underlying	underlying	underlying			units of	units of	or other	or other
	unexercised	unexercised	unexercised	Warrant	Warrant	stock that	stock that	rights that	rights that
Name and principal	warrants	warrants	unearned	exercise	expiration	have not	have not	have not	have not
Position	exercisable (#)	unexercisable (#)	options (#)	price ($)	date	vested (#)	vested	vested (#)	vested ($)
Michael Murray President and director	4,000,000	-	-	0.50	09/01/22	-	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Common Stock as of March 24, 2021 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) each director of the Company; (iii) each officer of the Company and (iv) all executive officers and directors as a group. Except as otherwise indicated below, each of the entities or persons named in the table has sole voting and investment powers with respect to all shares of Common Stock beneficially owned by it or him as set forth opposite its or his name.

	Common	Percentage
	Stock	of
	Beneficially	Common
Name of Beneficial Owner	Owned (1)	Stock (1)
Michael D. Murray (2,3)	4,069,000	0.82%
Dr. Danny Rittman (3)	99,000	0.02%
Mansour Khatib (3)	-	0.00%

GBT Tokenize Corp (4)	50,000,000	10.14%
The Gonzalez Trust CR - Pablo Gonzalez (4)	50,100,000	10.16%
All Officers and Directors as a Group	4,168,000	0.84%

(1)	Beneficial ownership is determined in accordance with the Rule 13d-3(d)(1) of the Exchange Act, as amended and generally includes voting or investment power with respect to securities. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table. The above is based on 493,110,305 shares of common stock outstanding as of March 24, 2021

(2)	Mr. Murray is President of the company, and a Director. He holds a warrant for 4,000,000 shares of the Company’s common stock.

(3)	Current Officer and Director of the Company.

(4)	GBT Tokenize Corp is a 50/50 Joint venture between the Company and Tokenize-It S.A. Controlled by the Gonzalez Trust from Costa Rica. GBT Tokenize Corp hold 100,000,000 shares of the Company’s common stock. The Gonzalez Trust holds a note for $10,000,000 with conversion feature (under dispute by them) at $10 per share.

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

On September 1, 2017, the Company entered into and closed an Asset Purchase Agreement with a third party, RWJ Advanced Marketing, LLC (“RWJ”), a Georgia corporation, pursuant to which the Company purchased certain assets from RWJ, including inventory, terminals, licenses and permits and intangible assets. At closing, the Company and Mr. Greg Bauer entered into an Employment Agreement pursuant to which Mr. Bauer was retained as Chief Executive Officer for a term of one year, subject to an automatic extension, unless terminated, in consideration of a base salary of $250,000 and a bonus of 10% of net profit generated by the assets acquired. Mr. Bauer was also appointed to the Board of Directors of the Company. As of the closing date, Mr. Murray resigned as Chief Executive Officer of the Company but will remain as a director of the Company. Mr. Bauer, since 2004 through present, has served as executive director with W.L. Petrey Wholesale, Inc. where he was in charge of the UGO/Preway operations. The Company is in litigations in connection with RWJ transaction.

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

On March 6, 2020, the Company through Greenwich, entered into the Tokenize Agreement with Tokenize, which is owned by a Costa Rica Trust represented by Gonzalez. Gonzalez also represents Gonzalez Costa Rica Trust, which holds a note in the principal amount of $10,000,000 and is also a shareholder of the Company. Under the Tokenize Agreement, the parties formed GBT Tokenize. The purpose of GBT Tokenize is to develop Technology Portfolio, throughout the State of California. Upon generating any revenue from the Technology Portfolio, the Joint Venture will earn the first right of refusal for other territories. Tokenize shall contribute the services and resources for the development of the Technology Portfolio to GBT Tokenize. The Company contributed 100,000,000 GBT Shares to GBT Tokenize. Tokenize and the Company will each own 50% of GBT Tokenize. The Company pledged its 50% ownership in GBT Tokenize and its 100% ownership of Greenwich to Tokenize to secure its Technology Portfolio investment. The Company shall appoint two directors and Tokenize shall appoint one director of GBT Tokenize. In addition, GBT Tokenize and Gonzalez entered into a Consulting Agreement in which Gonzalez is engaged to provide services in consideration of $33,333.33 per month payable quarterly which may be paid in shares of common stock calculated by the amount owed divided by the Company’s 10-day VWAP. Gonzalez will provide services in connection with the development of the business as well as GBT Tokenize’s capital raising efforts. The term of the Consulting Agreement is two years. The closing of the Tokenize Agreement occurred on March 9, 2020. Via this Joint Venture the parties commenced development of a development of an intelligent human vital signs’ device, suggested named qTerm. The platform is an expansion of the existing license agreement with GBT Tokenize Corp., which provided GBT Tokenize Corp. with an exclusive territory of California to develop certain of the Company’s technology. As the nature of the platform cannot be restricted only to California, the Company’s joint venture GBT Tokenize Corp. will be compensated with additional two hundred million shares of the Company to strengthen its funding, subject to board approval. A provisional patent application for the qTerm Medical Device was filed on March 30, 2020 with the USPTO. The application has been assigned serial number 63001564. The Joint Venture completed successfully the first prototype. There is no guarantee that the Company will be successful in researching, developing or implementing this product into the market. In order to successfully implement this concept, the Company will need to raise adequate capital to support its research and, if successfully researched, developed and granted regulatory approval, the Company would need to enter into a strategic relationship with a third party that has experience in manufacturing, selling and distributing this product. There is no guarantee that the Company will be successful in any or all of these critical steps.

Procedures for Approval of Related Party Transactions

Our Board of Directors is in charged with reviewing and approving all potential related party transactions. All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

The Company has no outside directors as of December 31, 2020.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by BF Borgers CPA PC for the years ended December 31, 2020 and 2019.

	Years Ended December 31,
	2020	2019
Audit Fees	$126,210	$138,212
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$126,210	$138,212

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

GBT TECHNOLOGIES INC.

Dated: March 31, 2021	By:	/s/ Mansour Khatib
	Name:	Mansour Khatib
	Title:	Chief Executive and Financial Officer (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on May 28, 2020, on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Mansour Khatib	Chief Executive & financial Officer & Director	March 31, 2021
Mansour Khatib	(Principal Executive Officer)

/s/ Dr. Danny Rittman	Chief Technology Officer and Director	March 31, 2021
Dr. Danny Rittman

/s/ Michael Murray	President and Director	March 31, 2021
Michael Murray

GBT TECHNOLOGIES INC.
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of GBT Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GBT Technologies, Inc. the "Company") as of December 31, 2020 and 2019, the related statement of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

Served as Auditor since 2017

Lakewood, CO

March 31, 2021

GBT TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash	$113,034	$59,634
Cash held in trust	402,532	-
Marketable equity security	649,000	1,000,000
Assets of discontinued operations	-	206,809
Total current assets	1,164,566	1,266,443

Convertible note receivable	-	4,000,000

Total assets	$1,164,566	$5,266,443

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses (including related parties of $410,833 and $334,000)	$3,353,658	$1,814,609
Accrued settlement	4,090,057	4,090,057
Convertible notes payable, net of discount of $362,004 and $0	13,426,706	-
Note payable, net of discount of $0 and $47,671	2,741,737	5,923,590
Derivative liability	5,262,448	-
Liabilities of discontinued operations	-	1,151,073
Total current liabilities	28,874,606	12,979,329

Convertible notes payable	-	11,000,000
Note payable	148,263	-

Total liabilities	29,022,869	23,979,329

Contingencies	-	-

Stockholders’ Deficit:
Series B Preferred stock, $0.00001 par value; 20,000,000 shares authorized; 45,000 and 45,000 shares issued and outstanding at December 31, 2020 and 2019	-	-
Series C Preferred stock, $0.00001 par value; 10,000 shares authorized; 700 and 700 shares issued and outstanding at December 31, 2020 and 2019	-	-
Series D Preferred stock, $0.00001 par value; 100,000 shares authorized; 0 and 0 shares issued and outstanding at December 31, 2020 and 2019	-	-
Series G Preferred stock, $0.00001 par value; 2,000,000 shares authorized; 0 and 0 shares issued and outstanding at December 31, 2020 and 2019	-	-
Series H Preferred stock, $0.00001 par value ($500.00 stated value); 40,000 shares authorized; 20,000 and 20,000 shares issued and outstanding at December 31, 2020 and 2019	-	-
Common stock, $0.00001 par value; 100,000,000,000 shares authorized; 256,674,458 and 16,536,351 shares issued and outstanding at December 31, 2020 and 2019	6,711	4,310
Treasury stock, at cost; 1,040 shares at December 31, 2020 and 2019	(643,059)	(643,059)
Stock loan receivable	(7,610,147)	(7,610,147)
Additional paid in capital	251,039,531	242,192,461
Accumulated deficit	(270,651,339)	(252,656,451)
Total stockholders’ deficit	(27,858,303)	(18,712,886)
Total liabilities and stockholders’ deficit	$1,164,566	$5,266,443

The accompanying footnotes are an integral part of these consolidated financial statements.

GBT TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2020	2019
Sales - related party	$180,000	$180,000

Operating expenses:
General and administrative expenses	2,041,996	126,986,423
Marketing expenses	310,840	869,143
Acquisition costs	-	150,000
Impairment of assets	5,600,000	48,631,534
Total operating expenses	7,952,836	176,637,100

Loss from operations	(7,772,836)	(176,457,100)

Other income (expense):
Amortization of debt discount	(4,197,550)	(6,821,453)
Change in fair value of derivative liability	(1,533,610)	7,290,867
Interest expense and financing costs	(2,949,849)	(6,215,457)
Unrealized loss on marketable equity security	(671,000)	(6,525,317)
Realized loss on disposal of marketable equity security	(424,830)	(90,683)
Loss on exchange of assets	(1,430,000)	-
Equity income in investment	-	631,534
Gain on settlement of debt	-	1,375,556
Total other income (expense)	(11,206,839)	(10,354,953)

Loss before income taxes	(18,979,675)	(186,812,053)

Income tax expense	-	-

Loss from continuing operations	(18,979,675)	(186,812,053)

Discontinued operations:
Loss from operations of discontinued operations	(16,924)	(1,074,869)
Gain on disposition of discontinued operations	1,001,711	1,381,803
	984,787	306,934

Net loss	$(17,994,888)	$(186,505,119)

Weighted average common shares outstanding:
Basic and diluted	159,992,976	4,786,694

Net loss per share (basic and diluted):
Continuing operations	$(0.12)	$(39.03)
Discontinued operations	0.01	0.06
	$(0.11)	$(38.96)

The accompanying footnotes are an integral part of these consolidated financial statements.

GBT TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

																		Total
	Series B Convertible		Series C Convertible		Series D Convertible		Series G Convertible		Series H Convertible						Stock	Additional		Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Loan	Paid-in	Accumulated	Equity/
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	(Deficit)
Balance, December 31, 2018	45,000	$-	700	$-	-	-	-	$-	-	$-	1,822,243	$3,822	$1,040	$(643,059)	$-	$81,306,958	$(66,151,332)	$14,516,389

Common stock issued for services	-	-	-	-	-	-	-	-	-	-	9,500	10	-	-	-	235,890		235,900
Common stock issued for conversion of convertible debt and accrued interest	-	-	-	-	-	-	-	-	-	-	74,762	75	-	-	-	1,420,059	-	1,420,134
Common stock issued for stock loan	-	-	-	-	-	-	-	-	-	-	200,267	200	-	-	(7,610,147)	7,609,947	-	-
Common stock issued for penalty	-	-	-	-	-	-	-	-	-	-	59,820	59	-	-	-	975,006		975,065
Common stock issued for joint venture	-	-	-	-	-	-	-	-	-	-	10,000,000	100	-	-	-	17,899,900		17,900,000
Common stock issued for cashless exercise of warrants	-	-	-	-	-	-	-	-	-	-	4,566,214	46	-	-	-	(46)		-
Cancellation of shares for exchange of Mobiquity shares	-	-	-	-	-	-	-	-	-	-	(200,000)	(2)	-	-	-	(797,998)		(798,000)
Series H preferred stock issued for acquisition	-	-	-	-	-	-	-	-	20,000	-	-	-	-	-	-	8,400,000	-	8,400,000
Stock options issued for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	766,804	-	766,804
Fair value of beneficial conversion feature of converted/debt repaid	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,264,578	-	2,264,578
Relative fair value of warrants issued with convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,634,760	-	1,634,760
Fair value of warrants issued	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	120,476,603	-	120,476,603
Rounding of shares due to stock split	-	-	-	-	-	-	-	-	-	-	3,545	-	-	-	-	-		-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(186,505,119)	(186,505,119)

Balance, December 31, 2019	45,000	-	700	-	-	-	-	-	20,000	-	16,536,351	4,310	1,040	(643,059)	(7,610,147)	242,192,461	(252,656,451)	(18,712,886)

Common stock issued for conversion of convertible debt	-	-	-	-	-	-	-	-	-	-	140,138,107	1,401	-	-	-	1,309,678	-	1,311,079
Common stock issued for joint venture	-	-	-	-	-	-	-	-	-	-	100,000,000	1,000	-	-	-	5,499,000		5,500,000
Fair value of beneficial conversion feature of converted	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,038,392	-	2,038,392
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(17,994,888)	(17,994,888)

Balance, December 31, 2020	45,000	$-	700	$-	-	$-	-	$-	20,000	$-	256,674,458	$6,711	$1,040	$(643,059)	$(7,610,147)	$251,039,531	$(270,651,339)	$(27,858,303)

The accompanying footnotes are an integral part of these consolidated financial statements.

GBT TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(17,994,888)	$(186,505,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	46,363	107,095
Amortization of intangible assets	-	358,266
Amortization of debt discount	4,197,550	6,821,453
Change in fair value of derivative liability	1,533,610	(7,290,867)
Financing cost	1,343,847	4,356,699
Shares issued for services	-	235,900
Shares issued for penalty	-	975,065
Convertible note issued for penalty	242,712	-
Warrants issued for services	-	766,804
Fair value of warrants issued in accordance with anti-dilution	-	120,476,603
Impairment of assets	5,600,000	48,631,534
Unrealized (gain) loss on market equity security	621,000	6,525,317
Realized gain on disposal of market equity security	474,830	90,683
Loss on exchange of assets	1,430,000	-
Equity income in investment	-	(631,534)
Gain on disposition of discontinued operations	(1,001,711)	(1,381,803)
Convertible note receivable exchanged for services	200,000	1,000,000
Gain on settlement of debt		(1,375,556)
Changes in operating assets and liabilities:
Accounts receivable	1,674	(616,084)
Cash held in trust	172,638	-
Prepaid expenses	-	16,000
Accounts payable and accrued expenses	2,137,949	1,720,799
Unearned revenue	-	(257,848)
Accrued settlement	-	55,613
Due to Guardian, LLC	-	(702,483)
Net cash used in operating activities	(994,426)	(6,623,463)

Cash Flows From Investing Activities:
Purchase of property and equipment	(4,200)	(17,471)
Cash paid for investment	-	(1,200,000)
Cash of discontinued operations	(227,571)	(270,947)
Cash from the sale of marketable equity security	-	336,000
Net cash used in investing activities	(231,771)	(1,152,418)

Cash Flows From Financing Activities:
Issuance of convertible notes	820,958	3,000,000
Issuance of notes payable	458,639	3,071,261
Payments on notes payable	-	(99,256)
Net cash provided by financing activities	1,279,597	5,972,005

Net increase (decrease) in cash	53,400	(1,803,876)

Cash, beginning of period	59,634	1,863,510

Cash, end of period	$113,034	$59,634

Cash paid for:
Interest	$-	$744
Income taxes	$-	$-

Supplemental non-cash investing and financing activities
Debt discount	$4,511,883	$3,636,000
Transfer of derivative liability to equity	$1,899,557	$2,264,578
Convertible notes issued for notes payable and accrued interest	$3,738,171	$-
Common stock issued for convertible notes and accrued interest	$1,311,079	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2020 and 2019

Note 1 – Organization and Basis of Presentation

Organization and Line of Business

GBT Technologies Inc. (formerly Gopher Protocol Inc.) (the “Company”, “GBT”, or “GTCH”) was incorporated on July 22, 2009 under the laws of the State of Nevada. The Company is targeting growing markets such as development of Internet of Things (IoT) and Artificial Intelligence (AI) enabled networking and tracking technologies, including wireless mesh network technology platform and fixed solutions, development of an intelligent human body vitals device, asset-tracking IoT, and wireless mesh networks. Effective August 5, 2019, the Company changed its name from Gopher Protocol Inc. to GBT Technologies Inc. The Company derived revenues from (i) the provision of IT services; and (ii) from the licensing of its technology.

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Stock Split

On August 5, 2019, the Company effectuated a 1 for 100 reverse stock split. The share and per share information has been retroactively restated to reflect this reverse stock split.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $270,651,339 and has a working capital deficit of $27,710,040 as of December 31, 2020, which raises substantial doubt about its ability to continue as a going concern.

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

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates in the accompanying financial statements include valuation of derivatives and valuation allowance on deferred tax assets.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2020 and 2019

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries; the Company’s 50% owned subsidiaries GBT BitSpeed Corp. and GBT Tokenize Corp; the Company’s 50% owned subsidiary, Gopher Protocol Costa Rica Sociedad De Responsabilidad Limitada (currently inactive), a wholly owned AltCorp Trading LLC, a Costa Rica company (“AltCorp”) and Greenwich International Holdings, a Costa Rica corporation (“Greenwich”). All significant intercompany transactions and balances have been eliminated.

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly-liquid debt instruments with original maturities of three months or less. As of December 31, 2020, and 2019, the Company did not have any cash equivalents.

Cash Held in Trust

Cash held in trust consists of proceeds from the sale of investments. The proceeds less the payment of certain expenses are being held in AltCorp’s (the Company’s wholly owned subsidiary) attorney trust account. (See Note 4)

Long-Lived Assets

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at December 31, 2020 and 2019, the Company believes there was no impairment of its long-lived assets.

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

Note Receivable

Note receivable consists of a promissory note received in connection with the sale of Ugopherservices (see Notes 3, 4 and 17). The note is due on December 31, 2021 and accrues interest at 6% per annum. At December 31, 2020, the Company determined that this note receivable was not collectible and took an impairment charge of $100,000.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of December 31, 2020, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion. During the year ended December 31, 2019, the convertible notes with embedded conversion features were settled; therefore, there was no derivative liability at December 31, 2019.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2020 and 2019

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

At December 31, 2020 and 2019, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

	Fair Value	Fair Value Measurements at
	As of	December 31, 2020
Description	December 31, 2020	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Marketable equity security - Surge Holdings, Inc.	$649,000	$-	$649,000	$-

Conversion feature on convertible notes	$5,262,448	$-	$5,262,448	$-

	Fair Value	Fair Value Measurements at
	As of	December 31, 2019
Description	December 31, 2019	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Marketable equity security - Surge Holdings, Inc.	$1,000,000	$-	$1,000,000	$-

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2020 and 2019

Treasury Stock

Treasury stock is recorded at cost. The re-issuance of treasury shares is accounted for on a first in, first-out basis and any difference between the cost of treasury shares and the re-issuance proceeds are charged or credited to additional paid-in capital.

Stock Loan Receivable

On January 8, 2019, the Company entered into a Stock Pledge Agreement with Latin American Exchange Latinex Casa de Cambio, S.A., a Costa Rica corporation (“Latinex”), to provide that Latinex may maintain its required regulatory capital as required by various regulators. The Company has pledged 200,267 restricted shares of its common stock valued at $7,610,147 (based on the closing price on the grant date) for a term of three years in consideration of an annual payment of $375,000 paid in quarterly installments of $93,750. In lieu of cash payment, Latinex may pay the Company in virtual currency of WISE Network S.A. valued at a 50% discount of its offering price of $10 per token. In the event that Latinex’s required capital has decreased below $5,000,000, Latinex is permitted to sell the pledged shares of common stock only in an amount to ensure that Latinex can satisfy the required capital levels. The Company must consent to such sale of the shares of common stock, which may not be unreasonably withheld. Upon expiration of the agreement, the remaining shares of common stock shall be returned to the Company free and clear of all liens. The Company has recorded the value of these shares of common stock as a stock loan receivable which is presented as a contra-equity account in the accompanying consolidated balance sheets. At December 31, 2019, the Company wrote off the accrued interest income as Latinex did not perform any payment and the Company has no mean to enforce this payment. Latinex agreed in principal to return the pledged 200,267 restricted shares to the Company for cancellation. The 200,267 restricted shares have not yet been returned to the Company as of December 31, 2020.

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

Revenue is recognized under Topic 606 as follows:

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

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2020 and 2019

Unearned revenue

Unearned revenue represents the net amount received for the purchase of products that have not seen shipped to the Company’s customers. In 2018, the Company ran pre-sales efforts for its pet tracker product and received prepayments for its product. In addition, during 2018, the Company received $200,000 in connection with an intellectual property license and royalty agreement. At December 31, 2019, the Company determined that the unearned revenue would not likely result in the recognition of revenue; therefore, $249,094 of unearned revenue was reclassified to accrued expenses at December 31, 2020 and 2019.

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

	December 31,	December 31,
	2020	2019
Series B preferred stock	30	30
Series C preferred stock	8	8
Series H preferred stock	1,000,000	1,000,000
Warrants	19,643,500	19,654,167
Convertible notes	481,351,062	1,100,000
Total	501,994,600	21,754,205

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of December 31, 2020, through the date which the consolidated financial statements are issued. Based upon the review, other than described in Note 17 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2020 and 2019

Recent Accounting Pronouncements

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

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying consolidated financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 3 – Discontinued Operations; Note Receivable

On September 18, 2020, the Company entered into a Purchase and Sale Agreement with Mr. LightHouse LTD., an Israeli corporation (“MLH”) pursuant to which the Company agreed to sell and assign to MLH, effective July 1, 2020 all the shares, and certain specified liabilities, of Ugopherservices Corp. (“UGO”), a wholly owned subsidiary of the Company, in consideration of $100,000 to be paid through the delivery of a promissory note payable to the Company (the “Note”), upon the terms and subject to the limitations and conditions set forth in the Note. There is no material relationship between the Company, on one hand, and MLH, on the other hand. At December 31, 2020, the Company determined that this note receivable was not collectible and took an impairment charge of $100,000.

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

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2020 and 2019

The operating results for UGO, ECS Prepaid, Electronic Check Services and the Central State Legal Services have been presented in the accompanying consolidated statements of operations for the years ended December 31, 2020 and 2019 as discontinued operations and are summarized below:

	Years Ended December 31,
	2020	2019
Revenue	$8,291,842	$42,998,336
Cost of revenue	7,900,122	41,596,118
Gross Profit	391,720	1,402,218
Operating expenses	408,644	2,477,084
Loss from operations	(16,924)	(1,074,866)
Other income (expenses)	-	(3)
Net loss	$(16,924)	$(1,074,869)

The assets and liabilities of the discontinued operations at December 31, 2020 and 2019 are summarized below:

	December 31,	December 31,
	2020	2019

Current assets	$-	$89,123
Property and equipment	-	117,686
Total assets	$-	$206,809

Current liabilities	$-	$1,151,073
Total liabilities	$-	$1,151,073

Note 4 – Investment in Surge Holdings, Inc. and Mobiquity Technologies, Inc.; Convertible Note Receivable

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

On or about June 23, 2020, the Company and AltCorp entered into agreements with SURG and Glen Eagles Acquisition LP (“Glen”) regarding the $4,000,000 SURG Note for which the SURG Note has been converted in full into 5,500,000 restricted stock of SURG (“Issued Shares”) along with an additional 22,000,000 SURG shares reserved for the benefit of the Company’s subsidiary as a true up of shares to secure the value of the Issued Shares as $2,750,000. Additional shares will be issued if the original 5,500,000 are worth less than $2,750,000 on June 23, 2021. The Company agreed that the Issued Shares will be restricted for a year. As a result of the exchange of $2,750,000 of the SURG Note for 5,500,000 shares of SURG common stock, the Company recognized a loss of $1,430,000. See additional settlement entered into with SURG on January 1, 2021 in Note 17.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2020 and 2019

Glen converted in full its $1,000,000 convertible note that was issued by the Company on July 8, 2019, plus $50,000 of accrued interest into $1,050,000 of a SURG Note via an assignment of a portion ($1,050,000 of a $4,000,000 face value) of the $4,000,000 SURG Note. In addition, the Company entered into a consulting agreement with Glen for which the Company shall pay to Glen $200,000 via an assignment of a portion ($200,000 of a $4,000,000 face value) of the $4,000,000 SURG Note. (See Note 8).

On or about June 23, 2020, Stanley Hills LLC (“Stanley”) which holds a pledge of 3,333,333 shares of SURG common stock (See Note 8) via its manager/member (“Stanley’s Member”), acting as an agent for the Company, entered into an agreement with SURG, its transfer agent and an escrow officer for which it was agreed that 3,333,333 SURG shares will be cancelled for consideration of up to $700,000. Between sales to SURG and to a third party, the amount of $575,170 was received into a lawyer’s trust account for the benefit of AltCorp, and 3,333,333 of SURG shares have been sent for cancelation. The lawyer’s trust account balance is $402,532 as of December 31, 2020.

On August 12, 2020, the Company and its subsidiary, AltCorp, entered into a new pledge agreement with Stanley, where 5,500,000 SURG shares been pledged to Stanley to secure the debt payable by the Company to Stanley as well as mitigate the damages allegedly created by SURG.

On November 4, 2020, Altcorp and Stanley filed an Ex Parte Motion In the District Court, Clark County, Nevada (Case No: A-20-823039-B, in Dep No: 43) to appoint receiver and issue a temporary restraining Order against Surge and its transfer agent for alleged defaults on prior exchange agreement. As court entered an order minute granting in part AltCorp motion, the parties entered on December 4, 2020 an interim agreement which set the material terms of the settlement. A final settlement was achieved per the interim agreement terms on January 1, 2021.

As of December 31, 2020, the Company’s investment in SURG consisted of 5,500,000 shares of SURG common stock which was valued at $649,000. (See Note 17 for Subsequent Events)

Mobiquity Technologies, Inc (Divested in 2019).

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

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2020 and 2019

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

The Company paid 60,000,000 of its Mobiquity shares as partial consideration for the purchase of GBT Technologies, S. A. (see Note 5).

On August 6, 2019, Mobiquity delivered a counter signed letter agreement dated August 2, 2019 pursuant to which the Company exchanged 120,000,000 Mobiquity Warrants into 20,000,000 shares of Mobiquity common stock, which resulted in the Company holding 60,000,000 shares of Mobiquity common stock.

On September 10, 2019, the Company entered into (i) a Stock Purchase Agreement with Mobiquity pursuant to which the Company agreed to return 15,000,000 shares of Mobiquity common stock to Mobiquity in exchange for 110,000 shares of common stock of the Company, (ii) a Stock Purchase Agreement with Marital Trust GST Subject U/W/O Leopold Salkind (“Salkind Trust”) pursuant to which the Company agreed to sell 7,000,000 shares of Mobiquity common stock to Salkind Trust in consideration of $67,200, (iii) Stock Purchase Agreement with Dr. Gene Salkind (“Salkind”) pursuant to which the Company agreed to sell 28,000,000 shares of Mobiquity common stock to Salkind in consideration of $268,000 and (iv) a Stock Purchase Agreement with Deepanker Katyal (“Katyal”) pursuant to which the Company agreed to sell 10,000,000 shares of Mobiquity common stock to Katyal in consideration of 90,000 shares of common stock of the Company. The closing of the agreements occurred on September 13, 2019. As a result of these transactions, the Company realized a loss on the sale of Mobiquity common stock of $3,673,595. At December 31, 2020 and December 31, 2019, the Company owned no shares of Mobiquity common stock.

Note 5 – Equity Investment in GBT Technologies, S.A.

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

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2020 and 2019

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

The Company accounted for its investment in GBT-CR using the equity method of accounting; however, in 2020, the Company owned less than 20% of and exercised no control over GBT-CR; therefore, this investment is currently accounted for under the cost method. Moreover, on March 19, 2020, California Governor Gavin Newsom issued a stay at home order to protect the health and well-being of all Californians and to establish consistency across the state in order to slow the spread of COVID-19. California was therefore under strict quarantine control and travel has been severely restricted, resulting in disruptions to work, communications, and access to files (due to limited access to facilities). The stay at home order was lifted in California only on January 25, 2021. As such, the Company was unable to access or to contact GBT-CR on an on-going basis, and cannot get information about GBT-CR.

At December 31, 2019, the Company evaluated the carrying amount of this equity investment and determined that this investment was fully impaired and as a result an impairment charge of $30,731,534 was taken.

Note 6 – Investment in Joint Venture

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

In addition, GBT Tokenize and Gonzalez entered into a Consulting Agreement in which Gonzalez is engaged to provide services in consideration of $33,333 per month payable quarterly which may be paid in shares of common stock calculated by the amount owed divided by the Company’s 10-day VWAP. Gonzalez will provide services in connection with the development of the business as well as GBT Tokenize’s capital raising efforts. The term of the Consulting Agreement is two years. The closing of the Tokenize Agreement occurred on March 9, 2020.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2020 and 2019

Via this Joint Venture the parties commenced development of a development of an intelligent human vital signs’ device, suggested named qTerm. The platform is an expansion of the existing license agreement with GBT Tokenize Corp., which provided GBT Tokenize Corp. with an exclusive territory of California to develop certain of the Company’s technology. As the nature of the platform cannot be restricted only to California, the Company’s joint venture GBT Tokenize Corp. will be compensated with additional two hundred million shares of the Company to strengthen its funding, subject to board approval. A provisional patent application for the qTerm Medical Device was filed on March 30, 2020 with the USPTO. The application has been assigned serial number 63001564. The Joint Venture completed successfully the first prototype. There is no guarantee that the Company will be successful in researching, developing or implementing this product into the market. In order to successfully implement this concept, the Company will need to raise adequate capital to support its research and, if successfully researched, developed and granted regulatory approval, the Company would need to enter into a strategic relationship with a third party that has experience in manufacturing, selling and distributing this product. There is no guarantee that the Company will be successful in any or all of these critical steps.

At March 31, 2020, the Company evaluated the carrying amount of this joint venture investment and determined that this investment was fully impaired and as a result an impairment charge of $5,500,000 was taken. Although the investment was impaired, the product development is still ongoing.

Note 7 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2020 and 2019 consist of the following:

	2020	2019
Accounts payable	$1,045,778	$535,481
Accrued interest	1,876,005	980,034
Deposits	249,675	249,094
Other	182,200	50,000
	$3,353,658	$1,814,609

Note 8 – Convertible Notes Payable

Convertible notes payable at December 31, 2020 and 2019 consist of the following:

	December 31,	December 31,
	2020	2019
Convertible note payable to GBT Technologies	$10,000,000	$10,000,000
Convertible note payable to Glen Eagle	-	1,000,000
Convertible note payable to Power Up	-	-
Convertible notes payable to Redstart Holdings	347,400	-
Convertible note payable to Stanley Hills	1,009,469	-
Convertible note payable to Iliad	2,431,841	-
Total convertible notes payable	13,788,710	11,000,000
Unamortized debt discount	(362,004)	-
Convertible notes payable	13,426,706	11,000,000
Less current portion	(13,426,706)	-
Convertible notes payable, long-term portion	$-	$11,000,000

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2020 and 2019

$10,000,000 for GBT Technologies S. A. acquisition

In accordance with the acquisition of GBT-CR the Company issued a convertible note in the principal amount of $10,000,000. The convertible note bears interest of 6% per annum and is payable at maturity on December 31, 2021. At the election of the holder, the convertible note can be converted into a maximum of 20,000 shares of Series H Preferred Stock. Each share of Series H Preferred Stock is convertible, at the option of the holder but subject to the Company increasing its authorized shares of common stock, into such number of shares of common stock of the Company as determined by dividing the Stated Value ($500 per share) by the conversion price ($10.00 per share).  The convertible note is convertible into common stock at a fixed price that was higher than the Company’s common stock on the date of grant, therefore, this convertible note does not contain a beneficial conversion feature. Due to stock split (See Note 1) the conversion feature is substantially not in the money. The parties are in negotiations to address the issue per the Note holder demands to mitigate its damages. There is no guarantee that the Company will be successful in resolving this issue.

Glen Eagles Acquisition LP

On July 8, 2019, the Company entered a Consulting Agreement with Glen Eagles Acquisition LP (“Glen”) as consultant to provide services in connection with the Company’s acquisition of 25% of GBT Technologies, S.A., a Costa Rican corporation (“GBT-CR”). Consultant will provide analysis, interaction with related professional and other services as requested by the Company to integrate and expand capabilities between GBT-CR and the Company. The Company shall pay Glen $1,000,000 through the issuance of a 6% Convertible Note. At the election of Glen, the Convertible Note can be converted into a maximum of 2,000 shares of Series H Preferred Stock. Each share of Series H Preferred Stock is convertible, at the option of the holder but subject to the Company increasing its authorized shares of common stock, into such number of shares of common stock of the Company as determined by dividing the Stated Value ($500 per share) by the conversion price ($10.00 per share).  The Series H Preferred Stock has no liquidation preference, does not pay dividends and the holder of Series H Preferred Stock shall be entitled to one vote for each share of common stock that the Series H Preferred Stock may be convertible into. In addition, the Company entered into an Amendment of a Common Stock Purchase Warrant held by Glen to acquire nine million shares of common stock that had been assigned to Glen by Guardian Patch LLC. Pursuant to the amendment, the Company agreed to provide that the Common Stock Purchase Warrant may be exercised on a cashless basis and provided a beneficial ownership limitation of 4.99%. On or about June 23, 2020, the Company and AltCorp entered into agreements with SURG and Glen Eagles Acquisition LP (“Glen”) into series of agreements regarding the $4,000,000 SURG Note. (See Note 4) Glen converted in full its $1,000,000 convertible note that was issued by the Company on July 8, 2019 plus $50,000 of accrued interest, into $1,050,000 of a SURG Note via an assignment of a portion ($1,050,000 of a $4,000,000 face value) of the $4,000,000 SURG Note. In addition, the Company entered into a consulting agreement with Glen for which the Company shall pay to Glen $200,000 via an assignment of a portion ($200,000 of a $4,000,000 face value) of the $4,000,000 SURG Note. Glen in turn will convert all its $1,250,000 considerations received into 2,500,000 SURG shares (See Note 17).

Power Up Lending Group Ltd.

On February 18, 2020, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd., an accredited investor (“Power Up”) pursuant to which the Company issued to Power Up a Convertible Promissory Note (the “Power Note”) in the aggregate principal amount of $183,600 for a purchase price of $153,000. The Power Note has a maturity date of May 15, 2021 and the Company has agreed to pay interest on the unpaid principal balance of the Power Note at the rate of six percent (6%) per annum from the date on which the Power Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Power Note, provided it makes a payment including a prepayment to Power Up as set forth in the Power Note. The transactions described above closed on February 19, 2020. The outstanding principal amount of the Power Note may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Power Up may convert the Power Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 15-day look back immediately preceding the date of conversion. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Power Note), the Power Note shall become immediately due and payable and the Company shall pay to Power Up, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Power Note. During 2020, the full amount of the Power Note ($183,600) plus $4,590 of accrued interest was converted into shares of the Company’s common stock.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2020 and 2019

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

The outstanding principal amount of the Redstart Note No. 1 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 1 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 1), the Redstart Note No. 1 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 1 (In February 2021 Note No. 1 was converted into shares in full – See Note 17).

On September 15, 2020, the Company entered into a Securities Purchase Agreement with Redstart pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 2”) in the aggregate principal amount of $93,600 for a purchase price of $78,000. The Redstart Note No. 2 has a maturity date of September 15, 2021 and the Company has agreed to pay interest on the unpaid principal balance of the Redstart Note No. 2 at the rate of six percent (6%) per annum from the date on which the Redstart Note No. 2 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 2, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 2. The transactions described above closed on September 16, 2020. The outstanding principal amount of the Redstart Note No. 2 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 2 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 2), the Redstart Note No. 2 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 2. (In March 2021 Note No. 2 was converted into shares in full – See Note 17).

On December 9, 2020, the Company entered into a Securities Purchase Agreement with Redstart pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 3”) in the aggregate principal amount of $100,200 for a purchase price of $83,500. The Redstart Note No. 3 has a maturity date of December 9, 2021 and the Company has agreed to pay interest on the unpaid principal balance of the Redstart Note No. 3 at the rate of six percent (6%) per annum from the date on which the Redstart Note No. 3 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 3, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 3. The transactions described above closed on December 11, 2020. The outstanding principal amount of the Redstart Note No. 3 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 3 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 3), the Redstart Note No. 3 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 3.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2020 and 2019

Stanley Hills LLC

The Company entered into a series of loan agreements with Stanley Hills LLC (“Stanley”) pursuant to which it received more than $1,000,000 in loans (the “Debt”) since May 2019 up to December 2019. On February 26, 2020, in order to induce Stanley to continue to provide funding, the Company and Stanley entered into a letter agreement providing that the current note payable balance due to Stanley (See Note 9) in the amount of $1,214,900 may be converted into shares of common stock of the Company at a conversion price equal to 85% multiplied by the lowest one trading price for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. Stanley has agreed to restrict its ability to convert the Debt and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. During 2020, Stanley converted $583,889 of its convertible note into 67,282,583 shares of the Company’s common stock, and during 2020, Stanley loaned the Company an additional $547,097. The balance of the Stanley debt at December 31, 2020 was $1,009,469. The Stanley debt is secured via a pledge agreement on the SURG shares (See Note 4).

Iliad Research and Trading, L.P.

On February 27, 2019, the Company entered into a note purchase agreement with a third-party investor - Iliad Research and Trading, L.P.(“Iliad”), pursuant to which the Company issued a promissory note for the original principal amount of $2,325,000. The promissory note had an original issue discount of $300,000 and the inventor paid consideration of $2,025,000 to the Company, of which $25,000 was paid for legal expenses. The outstanding balance of the promissory note is to be paid on the one-year anniversary of the issuance of the note. Interest on the note accrues at the rate of 10% per annum compounding daily. Subject to the terms and conditions set forth in the note, the Company may prepay all or any portion of the outstanding balance of the note at any time in an amount in cash equal to 120% of the amount repaid. In connection with transactions that generate less than $1,000,000 in proceeds, the Company has agreed to not issue any debt instrument or incurrence of any debt other than trade payables in the ordinary course of business, any securities or agreements to sell common stock with anti-dilution or price reset/reduction features or any securities that are or may be become convertible or exercisable into common stock with a price that varies with the market price of the common stock (collectively, “Restricted Issuance Transaction”). The outstanding balance of the Note will be increased by 5% in the event the Company enters into a Restricted Issuance Transaction that is approved by Iliad. The original issue discount is being amortized to interest expense over the term of the promissory note.

On February 27, 2020, the Company and Iliad entered into an Amendment to the Iliad Note (See Note 9) pursuant to which the maturity date of the Iliad Note was extended to August 27, 2020, provided that the Debt may be converted into shares of common stock of the Company at a conversion price equal to 80% multiplied by the lowest trading daily VWAP for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date, provided for the payment by the Company to Iliad of an extension fee equal to 7.5% of the outstanding balance of the Iliad Note resulting in a new balance of the Iliad Note of $2,765,983 and provided that the Company’s failure to deliver shares of common stock within three trading days of a conversion would result in an event of default. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. Iliad has agreed to restrict its ability to convert the Iliad Note and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock. On July 20, 2020 the Company and Iliad entered into agreement to extend the maturity of the Iliad Note until February 27, 2021 in consideration of an extension fee of $1,000. During 2020, Iliad converted $539,000 of its convertible note to 53,175,795 shares of the Company’s common stock. The balance of the Iliad debt at December 31, 2020 was $2,446,746, including accrued interest of $14,905. (See Note 17 for additional extension of this note)

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2020 and 2019

Discounts on convertible notes

The Company recognized interest expense of $4,149,879 and $6,569,124 during the years ended December 31, 2020 and 2019, respectively, related to the amortization of the debt discount on convertible notes. The unamortized debt discount at December 31, 2020 was $362,004.

 A roll-forward of the convertible notes payable and debt discount from December 31, 2018 to December 31, 2020 is below:

	Principal	Debt
	Balance	Discount	Net
Convertible notes payable, December 31, 2018	$3,431,200	$(3,233,124)	$198,076
Issued for cash	3,000,000	—	3,000,000
Issued for acquisition	10,000,000	—	10,000,000
Issued for services	1,000,000	—	1,000,000
Original issue discount	336,000	—	336,000
Conversion to common stock	(1,357,200)	—	(1,357,200)
Debt discount related to new convertible notes	—	(3,336,000)	(3,336,000)
Reduction in convertible note due to legal settlement	(5,410,000)	—	(5,410,000)
Amortization of debt discounts	—	6,569,124	6,569,124
Convertible notes payable, December 31, 2019	11,000,000	—	11,000,000
Issued for cash	820,958	—	820,958
Accrued interest added to convertible note	204,858	—	204,858
Exchange of convertible note for other company assets	(1,000,000)	—	(1,000,000)
Notes payable converted to convertible notes	3,980,883	—	3,980,883
Original issue discount	88,500	—	88,500
Conversion to common stock	(1,306,489)	—	(1,306,489)
Debt discount related to new convertible notes	—	(4,511,883)	(4,511,883)
Amortization of debt discounts	—	4,149,879	4,149,879
Convertible notes payable, December 31, 2020	$13,788,710	$(362,004)	$13,426,706

Note 9 – Notes Payable

Notes payable at December 31, 2020 and December 31, 2019 consist of the following:

	December 31,	December 31,
	2020	2019
RWJ acquisition note	$2,600,000	$2,600,000
Promissory note to Iliad	-	2,325,000
Promissory note to Stanley Hills	-	1,046,261
SBA loan	150,000	-
Promissory note to Alpha Eda	140,000	-
Total notes payable	2,890,000	5,971,261
Unamortized debt discount	-	(47,671)
Notes payable	2,890,000	5,923,590
Less current portion	(2,741,737)	-
Notes payable, long-term portion	$148,263	$5,923,590

RWJ Acquisition Note

In connection with the acquisition of RWJ in September 2017, the Company issued a note payable. The note accrues interest at 3.5% per annum, was due on December 31, 2019 and is secured by the assets purchased in the acquisition. The Company contests the validity of the note, as such the note has not been repaid as of December 31, 2020. (See Note 15). The balance of the note at December 31, 2020 is $2,600,000 plus accrued interest of $307,631.

SBA Loan

On June 22, 2020, the Company received a loan from the Small Business Administration under the Economic Injury Disaster Loan program related to the COVID-19 relief efforts. The loan bears interest at 3.75% per annum, requires monthly principal and interest payments of $731 after 12 months from funding and is due 30 years from the date of issuance. The balance of the note at December 31, 2020 is $150,000 plus accrued interest of $3,067.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2020 and 2019

Alpha Eda

On November 15, 2020, the Company issued a promissory note to Alpha Eda, LLC for $140,000. The note accrues interest at 10% per annum, is unsecured and is due on June 30, 2021. The balance of the note at December 31, 2020 is $140,000 plus accrued interest of $1,803.

Iliad

On February 27, 2019, the Company entered into a note purchase agreement with a third-party investor, pursuant to which the Company issued a promissory note for the original principal amount of $2,325,000. The promissory note had an original issue discount of $300,000 and the inventor paid consideration of $2,025,000 to the Company, of which $25,000 was paid for legal expenses. The outstanding balance of the promissory note is to be paid on the one-year anniversary of the issuance of the note. Interest on the note accrues at the rate of 10% per annum compounding daily. Subject to the terms and conditions set forth in the note, the Company may prepay all or any portion of the outstanding balance of the note at any time in an amount in cash equal to 120% of the amount repaid. In connection with transactions that generate less than $1,000,000 in proceeds, the Company has agreed to not issue any debt instrument or incurrence of any debt other than trade payables in the ordinary course of business, any securities or agreements to sell common stock with anti-dilution or price reset/reduction features or any securities that are or may be become convertible or exercisable into common stock with a price that varies with the market price of the common stock (collectively, “Restricted Issuance Transaction”). For every Restricted Issuance Transaction that the Company was funded during 2020, Iliad consent and approval was obtained. The outstanding balance of the Note will be increased by 5% in the event the Company enters into a Restricted Issuance Transaction that is approved by Iliad. The original issue discount in being amortized to interest expense over the term of the promissory note.

On February 27, 2020, the Company and Iliad entered to an Amendment to the Iliad Note pursuant to which the maturity date of the Iliad Note was extended to August 27, 2020, provided that the Debt may be converted into shares of common stock of the Company at a conversion price equal to 80% multiplied by the lowest trading daily VWAP for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date, provided for the payment by the Company to Iliad of an extension fee equal to 7.5% of the outstanding balance of the Iliad Note resulting in a new balance of the Iliad Note of $2,765,983 which has been reclassified to convertible notes payable. (See Note 8). On July 20, 2020 the Company and Iliad entered into agreement to extend the maturity of the Iliad Note until February 27, 2021 in consideration of an extension fee of $1,000. During 2020, Iliad converted $539,000 of its convertible note to 53,175,795 shares of the Company’s common stock. The balance of the Iliad debt at December 31, 2020 was $$2,446,746, including accrued interest of $14,905. (See Note 17 for additional extension of this note)

Stanley Hills

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

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2020 and 2019

Discounts on Promissory Note

The Company recognized interest expense of $47,671 and $252,329 during the years ended December 31, 2020 and 2019, respectively, related to the amortization of the debt discount on promissory notes. The unamortized debt discount at December 31, 2020 was $0.

A roll-forward of the promissory notes and debt discount from December 31, 2018 to December 31, 2020 is below:

	Principal	Debt
	Balance	Discount	Net
Notes payable, December 31, 2018	$2,699,256	$—	$2,699,256
Issued for cash	3,071,261	—	3,071,261
Original issue discount	300,000	—	300,000
Repayment of note payable	(99,256)	—	(99,256)
Debt discount related to new convertible notes	—	(300,000)	(300,000)
Amortization of debt discounts	—	252,329	252,329
Notes payable, December 31, 2019	5,971,261	(47,671)	5,923,590
Issued for cash	458,639	—	458,639
Accrued interest and penalties added to notes payable	440,983	—	440,983
Notes payable converted to convertible notes	(3,980,883)	—	(3,980,883)
Amortization of debt discounts	—	47,671	47,671
Notes payable, December 31, 2020	$2,890,000	$—	$2,890,000

Note 10 – Accrued Settlement

In connection with a legal matter filed by the Investor of the $8,340,000 Senior Secured Redeemable Convertible Debenture, on December 23, 2019, in the pending arbitration between the Company and the Investor, an Interim Award was entered in favor of the Investor. On January 31, 2020, the Company was informed that a final award was entered (the “Final Award”). The Final Award affirms that certain sections of the Senior Secured Redeemable Convertible Debenture (the “Debenture”) constitute unenforceable liquidated damages penalties and were stricken. Further, it was determined that the Investor was entitled to recovery of their attorney’s fees. Consequently, the arbitrator awarded Investor an award of $4,034,444 plus interest of 7.25% accrued from May 15, 2019 (presented separately in accounts payable and accrued expenses) and costs in the amount of $55,613. (See Note 15). In connection with this settlement, the Company recognized a gain on the settlement of debt of $1,375,556 in 2019 as the difference between the carrying amount of the debt and the amount awarded by the arbitrator (See Note 15).

Note 11 – Derivative Liability

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

The Company uses a weighted average Black-Scholes option pricing model with the following assumptions to measure the fair value of derivative liability at December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019

Stock price	$0.017	$3.080
Risk free rate	0.10%	1.75%
Volatility	275%	650%
Conversion/ Exercise price	$.008-.0085	$0.800
Dividend rate	0%	0%

The following table represents the Company’s derivative liability activity for the years ended December 31, 2019 and 2020:

Derivative liability balance, December 31, 2018	$3,833,506
Issuance of derivative liability during the period	5,721,939
Fair value of beneficial conversion feature of debt converted	(2,264,578)
Change in derivative liability during the period	(7,290,867)
Derivative liability balance, December 31, 2019	-
Issuance of derivative liability during the period	5,767,230
Fair value of beneficial conversion feature of debt converted	(2,038,392)
Change in derivative liability during the period	1,533,610
Derivative liability balance, December 31, 2020	$5,262,448

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2020 and 2019

 Note 12 – Stockholders’ Equity

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

During the year ended December 31, 2020, the Company had the following transactions in its common stock:

●	issued an aggregate of 140,138,107 for the conversion of convertible notes of $1,306,489 and accrued interest of $4,590; and

●	issued 100,000,000 shares to GBT Tokenize for a joint venture agreement. The value of the common stock of $5,500,000 was determined based on the closing stock price of the Company’s common stock on the grant date.

During the year ended December 31, 2019, the Company had the following transactions in its common stock:

●	issued an aggregate of 9,500 shares to employees and board members as part of their compensation agreements with the Company. The value of the common stock of $235,900 was determined based on the closing stock price of the Company’s common stock on the grant date;

●	issued 74,762 shares to an investor for the conversion of $1,357,200 in convertible notes and $62,934 in accrued interest;

●	issued 59,820 shares to an investor for disputed penalties on a convertible debenture. The value of the common stock of $975,065 was determined based on the closing stock price of the Company’s common stock on the grant date;

●	issued 200,267 shares to Latinex in order to provide that Latinex may maintain its required regulatory capital as required by various regulators. The Company has recorded the value ($7,610,147) of these shares of common stock as a stock loan receivable which is presented as a contra-equity account in the accompanying consolidated balance sheets. The value of the common stock was determined based on the closing stock price of the Company’s common stock on the grant date;

●	issued 10,000,000 shares in connection with a joint venture with BitSpeed. The value of the common stock of $17,900,000 was based on the closing price of the Company’s common stock on the closing date;

●	issued 4,566,214 shares in connection with the cashless exercise of 6,120,000 warrants; and

●	canceled 200,000 shares that were returned in connection with the Company’s sale of its investment with Mobiquity. (See Note 4). The shares were valued based on the Company’s stock price on the date of the agreement.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2020 and 2019

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

As of December 31, 2020, and 2019, there were 45,000 Series B Preferred Shares outstanding.

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

During the year ended December 31, 2014, GV Global Communications, Inc. converted 7,770 of its Series C Preferred Stock into 120 post-splits. During the third quarter of 2014, the Company received 42 post-split common shares to adjust the shares issued to reflect the amount that both they and the Company believed that they were owed. At December 31, 2020 and 2019, GV owns 700 Series C Preferred Shares.

The issuance of the Series C Preferred Stock was made in reliance upon exemptions from registration pursuant to Section 4(a)(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder.  GV is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

As of December 31, 2020, and 2019, there were 700 Series C Preferred Shares outstanding.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2020 and 2019

Series D Preferred Shares

As of December 31, 2020, and 2019, there are 0 and 0 shares of Series D Preferred Shares outstanding, respectively.

Series G Preferred Shares

As of December 31, 2020, and 2019, there are 0 and 0 shares of Series G Preferred Shares outstanding, respectively.

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

As of December 31, 2020, and 2019, there are 20,000 shares of Series H Preferred Shares outstanding.

Warrants

 The following is a summary of warrant activity.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2018	419,167	$61.00	3.48	$-
Granted	25,355,000	0.97
Forfeited	-
Exercised	(6,120,000)	0.50
Outstanding, December 31, 2019	19,654,167	$1.57	2.76	$1,111,600
Granted	-
Forfeited	(10,667)	256.25
Exercised	-
Outstanding, December 31, 2020	19,643,500	$1.50	1.76	$-
Exercisable, December 31, 2020	19,643,500	$1.50	1.76	$-

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2020 and 2019

The exercise price for warrant outstanding and exercisable at December 31, 2020:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Warrants	Price	Warrants	Price
15,880,000	$0.50	15,880,000	$0.50
3,000,000	1.85	3,000,000	1.85
500,000	2.70	500,000	2.70
20,000	31.90	20,000	31.90
100,000	50.00	100,000	50.00
75,000	75.00	75,000	75.00
50,000	100.00	50,000	100.00
10,000	235.00	10,000	235.00
7,500	250.00	7,500	250.00
1,000	280.00	1,000	280.00
19,643,500		19,643,500

The fair value of the warrants listed above was determined using the Black-Scholes option pricing model with the following assumptions:

December 31,
2019
Risk-free interest rate	1.55%
Expected life of the options	3.1 to 3.6 years
Expected volatility	185%
Expected dividend yield	0%

As a result of the above-mentioned reverse stock split, the Company issued 25,245,000 warrants to purchase shares of the Company’s common stock with exercise prices ranging from $0.50 to $2.70 per share as a result of an anti-dilutive clause in certain of the Company’s outstanding warrants. The fair value of these warrants was $120,476,603 which is shown as a charge to earnings on the accompanying financial statements for the year ended December 31, 2019.

Note 13 – Income Taxes

At December 31, 2020 and 2019, the significant components of the deferred tax assets are summarized below:

	December 31,	December 31,
	2020	2019
Deferred income tax asset
Net operation loss carryforwards	$8,232,796	$7,424,074
Total deferred income tax asset	8,232,796	7,424,074
Less: valuation allowance	(8,232,796)	(7,424,074)
Total deferred income tax asset	$—	$—

The valuation allowance increased by $808,722 and $1,606,154 in 2020 and 2019, respectively, as a result of the Company generating additional net operating losses. The Company’s net operating loss carryforward of approximately $28,390,000 begin to expire in 2024.

No income tax expense reflected in the consolidated statements of income for the years 2020 and 2019.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2020 and 2019

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2020 and 2019 is as follows:

	2020		2019
	Amount	Percent	Amount	Percent

Federal statutory rates	$(3,757,564)	21.0%	$(39,166,075)	21.0%
State income taxes	(1,431,453)	8.0%	(14,920,410)	8.0%
Permanent differences	4,380,295	-24.5%	52,480,331	-28.1%
Valuation allowance against net deferred tax assets	808,722	-4.5%	1,606,154	-0.9%
Effective rate	$-	0.0%	$-	0.0%

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

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its consolidated statements of operations. There were no interest or penalties accrued as of December 31, 2020 and 2019.

Note 14 – Related Parties

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the party in making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences.

For the year ended December 31, 2020 and 2019, the Company paid a law firm owned by the Company’s chairman $10,000 and $90,000, respectively, for legal services. On June 5, 2019, said chairman Mr. Robert Yaspan resigned as Director of the Company to pursue other interests.

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

On September 1, 2017, the Company entered into and closed an Asset Purchase Agreement with a third party, RWJ Advanced Marketing, LLC (“RWJ”), a Georgia corporation, pursuant to which the Company purchased certain assets from RWJ, including inventory, terminals, licenses and permits and intangible assets. At closing, the Company and Mr. Greg Bauer entered into an Employment Agreement pursuant to which Mr. Bauer was retained as Chief Executive Officer for a term of one year, subject to an automatic extension, unless terminated, in consideration of a base salary of $250,000 and a bonus of 10% of net profit generated by the assets acquired. Mr. Bauer was also appointed to the Board of Directors of the Company. As of the closing date, Mr. Murray resigned as Chief Executive Officer of the Company but will remain as a director of the Company. Mr. Bauer, since 2004 through present, has served as executive director with W.L. Petrey Wholesale, Inc. where he was in charge of the UGO/Preway operations. The Company is in litigations in connection with RWJ transaction – See Note 15 - Contingencies.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2020 and 2019

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

On March 6, 2020, the Company through Greenwich, entered into the Tokenize Agreement with Tokenize, which is owned by a Costa Rica Trust represented by Gonzalez. Gonzalez also represents Gonzalez Costa Rica Trust, which holds a note in the principal amount of $10,000,000 and is also a shareholder of the Company. Under the Tokenize Agreement, the parties formed GBT Tokenize. The purpose of GBT Tokenize is to develop Technology Portfolio, throughout the State of California. Upon generating any revenue from the Technology Portfolio, the Joint Venture will earn the first right of refusal for other territories. Tokenize shall contribute the services and resources for the development of the Technology Portfolio to GBT Tokenize. The Company contributed 100,000,000 GBT Shares to GBT Tokenize. Tokenize and the Company will each own 50% of GBT Tokenize. The Company pledged its 50% ownership in GBT Tokenize and its 100% ownership of Greenwich to Tokenize to secure its Technology Portfolio investment. The Company shall appoint two directors and Tokenize shall appoint one director of GBT Tokenize. In addition, GBT Tokenize and Gonzalez entered into a Consulting Agreement in which Gonzalez is engaged to provide services in consideration of $33,333.33 per month payable quarterly which may be paid in shares of common stock calculated by the amount owed divided by the Company’s 10-day VWAP. Gonzalez will provide services in connection with the development of the business as well as GBT Tokenize’s capital raising efforts. The term of the Consulting Agreement is two years. The closing of the Tokenize Agreement occurred on March 9, 2020. Via this Joint Venture the parties commenced development of a development of an intelligent human vital signs’ device, suggested named qTerm. The platform is an expansion of the existing license agreement with GBT Tokenize Corp., which provided GBT Tokenize Corp. with an exclusive territory of California to develop certain of the Company’s technology. As the nature of the platform cannot be restricted only to California, the Company’s joint venture GBT Tokenize Corp. will be compensated with additional two hundred million shares of the Company to strengthen its funding, subject to board approval. A provisional patent application for the qTerm Medical Device was filed on March 30, 2020 with the USPTO. The application has been assigned serial number 63001564. The Joint Venture completed successfully the first prototype. There is no guarantee that the Company will be successful in researching, developing or implementing this product into the market. In order to successfully implement this concept, the Company will need to raise adequate capital to support its research and, if successfully researched, developed and granted regulatory approval, the Company would need to enter into a strategic relationship with a third party that has experience in manufacturing, selling and distributing this product. There is no guarantee that the Company will be successful in any or all of these critical steps.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2020 and 2019

Note 15 – Contingencies

Legal Proceedings

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business.  There is currently no litigation that management believes will have a material impact on the financial position of the Company.

On or around January 30, 2019, RWJ Advanced Marketing, LLC, Greg Bauer, and Warren Jackson sued the Company and multiple third and related parties in Superior Court of the State of California - County of Los Angeles, General District in connection with the acquisition of UGO in September 2017. The case number is 19STCV03320 (the “Original Lawsuit”). The complaint in the Original Lawsuit alleges breach of contract, among other causes of action. The Company answered the complaint and filed a cross-complaint against the plaintiffs in the case and third parties on or around February 15, 2019. On or about September 10, 2020, the Company through its agent of service was “served” with a complaint (the Company contested service) that was recently filed against the Company and third parties by Robert Warren Jackson and Gregory Bauer in Los Angeles Superior Court Case No.: 20STCV32709 (“Second Lawsuit”). In the Original Lawsuit filed, the court rejected the plaintiff’s claims that they were filing a purported quasi-derivative lawsuit. As such, in this current litigation, the plaintiff is now again claiming the action is a derivative lawsuit. On October 13, 2020, the Second Lawsuit was removed by other defendants into Central District of California (CASE NO. 2:20−cv−09399−RGK−AGR). On February 2, 2021 The Central District of California dismissed the entire Second Lawsuit based on “demand futility”. In the Original lawsuit, the Company filed a cross complaint against the plaintiff and other third parties. Recently, the court has scheduled various hearings and a trial date set for December 27, 2021. It was the Company’s intention to dividend its holdings of its wholly owned subsidiary Ugopherservices Corp. (“UGO”). As UGO is the main dispute in the litigations described above, the Company has elected to sell UGO to a third-party effective July 1, 2020 (See Note 3). On September 17, 2020, the Company terminated Greg Bauer as consultant (resulting from the sale of UGO), which he confirmed in writing.

Following the sale of UGO (See Note 3), the Company noticed third parties (including SURG, via its asset manager) to wire the UGO funds to its new bank account. SURG never answered the notice. The Company noticed certain third parties that it intends to take legal actions to resolve this issue. On November 12, 2020 the Company filed a complaint in the United States District Court – District of Nevada - Case 2:20-cv-02078 against RWJ, Mr. Bauer, Mr. Jackson and against W.L. Petrey Wholesale Company Inc for fraud, breach of contract, Unjust Enrichment and other claims.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2020 and 2019

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

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2020 and 2019

In connection with SURG Exchange Agreement (see Note 4) - On November 4, 2020, Altcorp and Stanley filed an Ex Parte Motion In the District Court, Clark County, Nevada (Case No: A-20-823039-B, in Dep No: 43) to appoint receiver and issue a temporary restraining Order against SURG and its transfer agent for alleged defaults on prior exchange agreement. On December 4, 2020, the parties entered an interim agreement which set the material terms of the settlement. A final settlement was achieved per the interim agreement terms on January 1, 2021 (see Note 17). On March 4, 2021 the Company filed a motion to enforce settlement agreements, as the Company alleged that SURG owes an additional $240,000 which is due and owing under the settlement agreements.

 Note 16 – Concentrations

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments. There have been no losses in these accounts through December 31, 2020.

Note 17 – Subsequent Events

Management has evaluated events that occurred subsequent to the end of the reporting period shown herein:

On January 1, 2021 SURG, AltCorp and Stanley entered into a Mutual Release and Settlement Agreement (“Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, SURG agreed to amend the AltCorp Exchange Agreement where SURG acknowledged a debt of $3,300,000 (the “Debt”) to be paid via 33 monthly payments of $100,000 payable in shares of common stock of SURG at a per share price equal the volume weighted average price of SURG’s common stock during the ten (10) trading days immediately preceding the issuance. At the end of the 33rd month, if AltCorp has not realized gross, pre-tax proceeds at least equal to the amount of the Debt, SURG shall transfer to AltCorp and/or its designee additional shares of SURG’s common stock necessary to satisfy the Debt. To the date of this report, SURG has made three payments per the settlement agreements.

On February 10, 2021, the Company entered into a Securities Purchase Agreement with Redstart pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 4”) in the aggregate principal amount of $184,200 for a purchase price of $153,500. The Redstart Note No. 4 has a maturity date of February 5, 2022 and the Company has agreed to pay interest on the unpaid principal balance of the Redstart Note No. 4 at the rate of six percent (6%) per annum from the date on which the Redstart Note No. 4 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 4, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 4. The transactions described above closed on February 10, 2021. The outstanding principal amount of the Redstart Note No. 4 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 4 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 4), the Redstart Note No. 4 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 4.

On March 15, 2021, the Company entered into a Securities Purchase Agreement with Redstart pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 5”) in the aggregate principal amount of $106,200 for a purchase price of $88,500. The Redstart Note No. 5 has a maturity date of June 15, 2022 and the Company has agreed to pay interest on the unpaid principal balance of the Redstart Note No. 5 at the rate of six percent (6%) per annum from the date on which the Redstart Note No. 5 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 5, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 5. The transactions described above closed on March 17, 2021. The outstanding principal amount of the Redstart Note No. 5 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 5 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 5), the Redstart Note No. 5 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 5.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2020 and 2019

On January 19, 2021 the Company entered into consulting agreements with two third-party consultants. The executive officers of the Company conducted an extensive search and has explored all possible avenues of financing and in order to fully-implement its business plan it has determined that for its best interest to engage two outside consultants to identify investors as an accredited investor, under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Private Offering”) is in the best interest of the Company. The terms of the agreements are for one consultant a 12,000,000 Company one-time new shares issuance and $1,000 cash monthly payment, and to the second consultant 250,000 Company one-time new shares issuance, along with additional 30,000 new issuance per quarter, and $500 cash monthly payment. The company issued to the consultants the 12,250,000 restricted stock on February 11, 2021.

On February 28, 2021 the Company and Iliad entered into agreement to further extend the maturity of the Iliad Note until May 31, 2021 in consideration of an extension fee of $1,000 representing the third extension of the original note. (See Note 8)

Subsequent to December 31, 2020, the Company issued 224,185,847 shares of common stock in exchange for $3,116,668 of convertible notes payable and $6,180 of accrued interest. Included in these amounts are the conversions of the Redstart Note No. 1 and Redstart Note No. 2)