Form 10-Q
period 2021-03-31
GBT Technologies Inc.
filed 2021-05-07
CIK 1471781

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commissions file number: 000-54530

GBT TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Nevada	27-0603137
State or other jurisdiction of	I.R.S. Employer Identification Number
incorporation or organization

2450 Colorado Ave., Suite 100F, Santa Monica, CA 90404

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: Not applicable.

Title of each class	Trading Symbol	Name of each exchange on which registered
Not applicable.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.00001 par value	502,346,758 Common Shares
(Class)	(Outstanding at May 7, 2021)

GBT TECHNOLOGIES INC.

Item 1: Condensed consolidated financial statements

GBT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31,	December 31,
	2021	2020
	(unaudited)
Current Assets:
Cash	$101,570	$113,034
Cash held in trust	350,814	402,532
Marketable equity security	1,375,000	649,000
Other receivable	1,200,000	—
Total current assets	3,027,384	1,164,566

Other receivable, net of current portion	1,800,000	—

Total assets	$4,827,384	$1,164,566

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses (including related parties of $330,500 and $410,833)	$3,171,628	$3,353,658
Accrued settlement	4,090,057	4,090,057
Deferred judgment award	3,000,000	—
Convertible notes payable, net of discount of $ 331,064 and $362,004	11,012,740	13,426,706
Note payable, net of discount of $0 and $47,671	2,742,494	2,741,737
Derivative liability	1,285,166	5,262,448
Total current liabilities	25,302,085	28,874,606

Note payable	147,506	148,263

Total liabilities	25,449,591	29,022,869

Contingencies	—	—

Stockholders’ Deficit:
Series B Preferred stock, $0.00001 par value; 20,000,000 shares authorized;
45,000 and 45,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Series C Preferred stock, $0.00001 par value; 10,000 shares authorized;
700 and 700 shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Series D Preferred stock, $0.00001 par value; 100,000 shares authorized;
0 and 0 shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Series G Preferred stock, $0.00001 par value; 2,000,000 shares authorized;
0 and 0 shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Series H Preferred stock, $0.00001 par value ($500.00 stated value); 40,000 shares authorized;
20,000 and 20,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.00001 par value; 100,000,000,000 shares authorized;
493,110,305 and 256,674,458 shares issued and outstanding at March 31, 2021 and December 31, 2020	9,075	6,711
Treasury stock, at cost; 1,040 shares at March 31, 2021 and December 31, 2020	(643,059)	(643,059)
Stock loan receivable	(7,610,147)	(7,610,147)
Additional paid in capital	263,648,872	251,039,531
Accumulated deficit	(276,026,948)	(270,651,339)
Total stockholders’ deficit	(20,622,207)	(27,858,303)
Total liabilities and stockholders’ deficit	$4,827,384	$1,164,566

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2021	2020

Sales - related party	$45,000	$45,000

Operating expenses:
General and administrative expenses	648,347	360,717
Marketing expenses	191,911	18,299
Impairment of assets	—	5,500,000
Total operating expenses	840,258	5,879,016

Loss from operations	(795,258)	(5,834,016)

Other income (expense):
Amortization of debt discount	(321,340)	(1,126,767)
Change in fair value of derivative liability	(4,442,460)	(1,449,932)
Interest expense and financing costs	(842,551)	(1,361,302)
Unrealized gain (loss) on marketable equity security	726,000	(183,333)
Other income	300,000	—
Total other income (expense)	(4,580,351)	(4,121,334)

Loss before income taxes	(5,375,609)	(9,955,350)

Income tax expense	—	—

Loss from continuing operations	(5,375,609)	(9,955,350)

Discontinued operations:
Loss from operations of discontinued operations	—	(52,490)
	—	(52,490)

Net loss	$(5,375,609)	$(10,007,840)

Weighted average common shares outstanding:
Basic and diluted	401,184,574	44,194,272

Net loss per share (basic and diluted):
Continuing operations	$(0.01)	$(0.23)
Discontinued operations	—	(0.00)
	$(0.01)	$(0.23)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(unaudited)

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series G Convertible Preferred Stock		Series H Convertible Preferred Stock		Common Stock		Treasury Stock		Stock Loan	Additional Paid-in	Accumulated	Total Stockholders’ Equity/
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	(Deficit)
Balance, December 31, 2020	45,000	$—	700	$—	—	$—	—	$—	20,000	$—	256,674,458	$6,711	$1,040	$(643,059)	$(7,610,147)	$251,039,531	$(270,651,339)	$(27,858,303)

Common stock issued for conversion of convertible debt and accrued interest	—	—	—	—	—	—	—	—	—	—	224,185,847	2,242	—	—	—	3,120,606	—	3,122,848
Common stock issued for services	—	—	—	—	—	—	—	—	—	—	12,250,000	122	—	—	—	281,628		281,750
Fair value of beneficial conversion feature of converted	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	9,207,107	—	9,207,107
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,375,609)	(5,375,609)

Balance, March 31, 2021	45,000	$—	700	$—	—	$—	—	$—	20,000	$—	493,110,305	$9,075	$1,040	$(643,059)	$(7,610,147)	$263,648,872	$(276,026,948)	$(20,622,207)

Balance, December 31, 2019	45,000	$—	700	$—	—	$—	—	$—	20,000	$—	16,536,351	$4,310	$1,040	$(643,059)	$(7,610,147)	$242,192,461	$(252,656,451)	$(18,712,886)

Common stock issued for conversion of convertible debt	—	—	—	—	—	—	—	—	—	—	45,580,989	455	—	—	—	509,434	—	509,889
Common stock issued for joint venture	—	—	—	—	—	—	—	—	—	—	100,000,000	1,000	—	—	—	5,499,000		5,500,000
Fair value of beneficial conversion feature of converted	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,021,001	—	1,021,001
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,007,840)	(10,007,840)

Balance, March 31, 2020	45,000	$—	700	$—	—	$—	—	$—	20,000	$—	162,117,340	$5,765	$1,040	$(643,059)	$(7,610,147)	$249,221,896	$(262,664,291)	$(21,689,836)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2021	2020

Cash Flows From Operating Activities:
Net loss	$(5,375,609)	$(10,007,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	—	23,118
Amortization of debt discount	321,340	1,126,767
Change in fair value of derivative liability	4,442,460	1,449,932
Financing cost	545,365	803,029
Shares issued for services	281,750	—
Convertible note issued for penalty	—	242,712
Impairment of assets	—	5,500,000
Unrealized (gain) loss on market equity security	(726,000)	183,333
Payment of other income with marketable securities	(300,000)	—
Changes in operating assets and liabilities:
Accounts receivable	—	8,124
Cash held in trust	51,718	—
Accounts payable and accrued expenses	301,971	303,979
Net cash used in operating activities	(457,005)	(366,846)

Cash Flows From Investing Activities:
Purchase of property and equipment	—	(1,750)
Net cash used in investing activities	—	(1,750)

Cash Flows From Financing Activities:
Issuance of convertible notes	445,541	153,000
Issuance of notes payable	—	168,639
Net cash provided by financing activities	445,541	321,639

Net decrease in cash	(11,464)	(46,957)

Cash, beginning of period	113,034	59,634

Cash, end of period	$101,570	$12,677

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

Supplemental non-cash investing and financing activities
Debt discount	$290,400	$4,164,483
Transfer of derivative liability to equity	$9,207,107	$1,014,261
Convertible notes issued for notes payable and accrued interest	$3,122,848	$3,738,171
Transfer of accounts payable to convertible note	$424,731	$—

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

GBT Technologies Inc. (formerly Gopher Protocol Inc.) (the “Company”, “GBT”, or “GTCH”) was incorporated on July 22, 2009 under the laws of the State of Nevada. The Company is targeting growing markets such as development of Internet of Things (“IoT”) and Artificial Intelligence (“AI”) enabled networking and tracking technologies, including wireless mesh network technology platform and fixed solutions, development of an intelligent human body vitals device, asset-tracking IoT, and wireless mesh networks. Effective August 5, 2019, the Company changed its name from Gopher Protocol Inc. to GBT Technologies Inc. The Company derived revenues from (i) the provision of IT services; and (ii) from the licensing of its technology.

The unaudited condensed consolidated financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to such rules and regulations. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results expected for the year ending December 31, 2021.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $276,026,948 and has a working capital deficit of $22,274,701 as of March 31, 2021, and is in default on a note payable and other obligations, which raises substantial doubt about its ability to continue as a going concern.

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

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly-liquid debt instruments with original maturities of three months or less. As of March 31, 2021, and December 31, 2020, the Company did not have any cash equivalents.

 Cash Held in Trust

Cash held in trust consists of proceeds from the sale of investments. The proceeds less the payment of certain expenses are being held in AltCorp’s (the Company’s wholly owned subsidiary) attorney trust account. (See Note 4)

Long-Lived Assets

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at March 31, 2021 and December 31, 2020, the Company believes there was no impairment of its long-lived assets.

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

Note Receivable

Note receivable consists of a promissory note received in connection with the sale of Ugopherservices (see Notes 3). The note is due on December 31, 2021 and accrues interest at 6% per annum. At December 31, 2020, the Company determined that this note receivable was not collectible and took an impairment charge of $100,000.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of March 31, 2021, and December 31, 2020, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

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

At March 31, 2021 and December 31, 2020, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

	Fair Value	Fair Value Measurements at
	As of	March 31, 2021
Description	March 31, 2021	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Marketable equity security - Surge Holdings, Inc.	$1,375,000	$—	$1,375,000	$—

Conversion feature on convertible notes	$1,285,166	$—	$1,285,166	$—

	Fair Value	Fair Value Measurements at
	As of	December 31, 2020
Description	December 31, 2020	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Marketable equity security - Surge Holdings, Inc.	$649,000	$—	$649,000	$—

Conversion feature on convertible notes	$5,262,448	$—	$5,262,448	$—

Treasury Stock

Treasury stock is recorded at cost. The re-issuance of treasury shares is accounted for on a first in, first-out basis and any difference between the cost of treasury shares and the re-issuance proceeds are charged or credited to additional paid-in capital.

Stock Loan Receivable

On January 8, 2019, the Company entered into a Stock Pledge Agreement with Latin American Exchange Latinex Casa de Cambio, S.A., a Costa Rica corporation (“Latinex”), to provide that Latinex may maintain its required regulatory capital as required by various regulators. The Company has pledged 200,267 restricted shares of its common stock valued at $7,610,147 (based on the closing price on the grant date) for a term of three years in consideration of an annual payment of $375,000 paid in quarterly installments of $93,750. In lieu of cash payment, Latinex may pay the Company in virtual currency of WISE Network S.A. valued at a 50% discount of its offering price of $10 per token. In the event that Latinex’s required capital has decreased below $5,000,000, Latinex is permitted to sell the pledged shares of common stock only in an amount to ensure that Latinex can satisfy the required capital levels. The Company must consent to such sale of the shares of common stock, which may not be unreasonably withheld. Upon expiration of the agreement, the remaining shares of common stock shall be returned to the Company free and clear of all liens. The Company has recorded the value of these shares of common stock as a stock loan receivable which is presented as a contra-equity account in the accompanying consolidated balance sheets. At December 31, 2019, the Company wrote off the accrued interest income as Latinex did not perform any payment and the Company has no mean to enforce this payment. Latinex agreed in principal to return the pledged 200,267 restricted shares to the Company for cancellation. The 200,267 restricted shares have not yet been returned to the Company as of March 31, 2021.

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

Unearned revenue

Unearned revenue represents the net amount received for the purchase of products that have not seen shipped to the Company’s customers. In 2018, the Company ran pre-sales efforts for its pet tracker product and received prepayments for its product. In addition, during 2018, the Company received $200,000 in connection with an intellectual property license and royalty agreement. At December 31, 2019, the Company determined that the unearned revenue would not likely result in the recognition of revenue; therefore, $249,094 of unearned revenue was reclassified to accrued expenses at March 31, 2021 and December 31, 2020.

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

	March 31,	March 31,
	2021	2020
Series B preferred stock	30	30
Series C preferred stock	8	8
Series H preferred stock	1,000,000	1,000,000
Warrants	19,643,500	19,654,167
Convertible notes	85,530,276	499,972,212
Total	106,173,814	520,626,417

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of March 31, 2021, through the date which the condensed consolidated financial statements are issued. Based upon the review, other than described in Note 16 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

UGO has been presented as discontinued operations on the accompanying financial statements.

The operating results for UGO have been presented in the accompanying condensed consolidated statements of operations for the three ended March 31, 2021 and 2020 as discontinued operations and are summarized below:

	Three Months Ended March 31,
	2021	2020
Revenue	$—	$4,262,740
Cost of revenue	—	4,044,813
Gross Profit	—	217,927
Operating expenses	—	270,417
Loss from operations	—	(52,490)
Other income (expenses)	—	—
Net loss	$—	$(52,490)

Note 4 – Investment in Surge Holdings, Inc. and Other Receivable

Surge Holdings, Inc.

On September 30, 2019, the Company entered into an Asset Purchase Agreement with Surge Holdings, Inc., a Nevada corporation (“SURG”) pursuant to which the Company agreed to sell and assign to SURG, all the assets and certain specified liabilities, of its ECS Prepaid, Electronic Check Services and Central State Legal Services businesses in consideration of $5,000,000 to be paid through the issuance of 3,333,333 shares of SURG’s common stock and a convertible promissory note in favor of the Company in the principal amount of $4,000,000 (the “SURG Note”), convertible into SURG’s shares of common stock following the six-month anniversary of the issuance date. The conversion price of the SURG Note is the volume weighted-average price of SURG’s common stock over the 20 trading days prior to the conversion; provided, however, the conversion price shall never be lower than $0.10 or higher than $0.70. The Company has agreed to restrict its ability to convert the SURG Note and receive shares of common stock such that the number of shares of common stock held by it in the aggregate and its affiliates after such conversion does not exceed 4.99% of the then issued and outstanding shares of common stock. The SURG Note is payable by SURG to the Company on the 18-month anniversary of the issuance date and does not bear interest.

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

On or about June 23, 2020, Stanley Hills LLC (“Stanley”) which holds a pledge of 3,333,333 shares of SURG common stock via its manager/member (“Stanley’s Member”), acting as an agent for the Company, entered into an agreement with SURG, its transfer agent and an escrow officer for which it was agreed that 3,333,333 SURG shares will be cancelled for consideration of up to $700,000. Between sales to SURG and to a third party, the amount of $575,170 was received into a lawyer’s trust account for the benefit of AltCorp, and 3,333,333 of SURG shares have been sent for cancelation. The lawyer’s trust account balance was $350,714 and $402,532 as of March 31, 2021 and December 31, 2020, respectively.

On August 12, 2020, the Company and its subsidiary, AltCorp, entered into a new pledge agreement with Stanley, where 5,500,000 SURG shares been pledged to Stanley to secure the debt payable by the Company to Stanley as well as mitigate the damages allegedly created by SURG.

On November 4, 2020, Altcorp and Stanley filed an Ex Parte Motion in the District Court, Clark County, Nevada (Case No: A-20-823039-B, in Dep No: 43) to appoint receiver and issue a temporary restraining Order against SURG and its transfer agent for alleged defaults on prior exchange agreement. As court entered an order granting in part AltCorp’s motion, the parties entered on December 4, 2020 an interim agreement which set the material terms of the settlement. A final settlement was entered into as per the terms of the interim agreement entered on January 1, 2021.

On January 1, 2021 SURG, AltCorp and Stanley entered into a Mutual Release and Settlement Agreement (“Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, SURG agreed to amend the AltCorp Exchange Agreement where SURG acknowledged a debt of $3,300,000 (the “Debt”) to be paid via 33 monthly payments of $100,000 payable in shares of common stock of SURG at a per share price equal the volume weighted average price of SURG’s common stock during the ten (10) trading days immediately preceding the issuance. At the end of the 33rd month, if AltCorp has not realized gross, pre-tax proceeds at least equal to the amount of the Debt, SURG shall transfer to AltCorp and/or its designee additional shares of SURG’s common stock necessary to satisfy the Debt. As of March 31, 2021, SURG has made three payments per the settlement agreements and has recognized other income of $300,000. The Company will recognize as other income, the $100,000 monthly installment payments as received. The Company has recorded the amount due from SURG of $3,000,000 at March 31, 2021 as other receivable with a corresponding deferred judgment award liability of $3,000,000.

The shares received for the three monthly installments in 2021 were transferred/sold by AltCorp to Stanley as payment on its outstanding balances (See Note 8). As of March 31, 2021, the Company’s investment in SURG consisted of 5,500,000 shares of SURG common stock which was valued at $1,375,000.

Note 5 – Equity Investment in GBT Technologies, S.A. (fully impaired in 2019)

On June 17, 2019, the Company, AltCorp Trading LLC, a Costa Rica company and a wholly-owned subsidiary of the Company (“AltCorp”), GBT Technologies, S.A., a Costa Rica company (“GBT-CR”) and Pablo Gonzalez, a shareholder’s representative of GBT-CR (“Gonzalez”), entered into and closed an Exchange Agreement (the “GBT Exchange Agreement”) pursuant to which the parties exchanged certain securities. In accordance with the Exchange Agreement, AltCorp acquired 625,000 shares of GBT-CR representing 25% of its issued and outstanding shares of common stock from Gonzalez in exchange for the issuance of 20,000 shares of Series H Convertible Preferred Stock of the Company and a Convertible Note in the principal amount of $10,000,000 issued by the Company (the “Gopher Convertible Note”) as well as the transfer and assignment of a Promissory Note payable by Gopher Protocol Costa Rica Sociedad De Responsabilidad Limitada to the Company in the principal amount of $5,000,000 dated February 6, 2019 (of which the underlying security for this Promissory Note is 30,000,000 restricted shares of common stock of Mobiquity Technologies, Inc. (“Mobiquity”)) and 60,000,000 restricted shares of common stock of Mobiquity.

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

At December 31, 2019, the Company evaluated the carrying amount of this equity investment and determined that this investment was fully impaired and as a result an impairment charge of $30,731,534 was taken. The carrying amount of this investment at March 31, 2021 and December 2020, was $0 and $0, respectively.

Note 6 – Investment in Joint Venture (fully impaired in 2020)

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

In addition, GBT Tokenize and Gonzalez entered into a Consulting Agreement in which Gonzalez is engaged to provide services in consideration of $33,333 per month payable quarterly which may be paid in shares of common stock calculated by the amount owed divided by the Company’s 10-day VWAP. Gonzalez will provide services in connection with the development of the business as well as GBT Tokenize’s capital raising efforts. The term of the Consulting Agreement is two years. During the three months ended March 31, 2021, Gonzalez assigned all his accrued balances of $424,731 to Stanley Hills in a private transaction that the Company is not part to. The closing of the Tokenize Agreement occurred on March 9, 2020.

Through this Joint Venture the parties commenced development of an intelligent human vital signs’ device, which we currently refer to as the qTerm. The platform is an expansion of the existing license agreement with GBT Tokenize Corp., which provided GBT Tokenize Corp. with an exclusive territory of California to develop certain of the Company’s technology. As the nature of the platform cannot be restricted only to California, the Company’s joint venture GBT Tokenize Corp. will be compensated with additional two hundred million shares of the Company to strengthen its funding, subject to board approval. A provisional patent application for the qTerm Medical Device was filed on March 30, 2020 with the USPTO. The application has been assigned serial number 63001564. The Joint Venture completed successfully the first prototype. There is no guarantee that the Company will be successful in researching, developing or implementing this product into the market. In order to successfully implement this concept, the Company will need to raise adequate capital to support its research and, if successfully researched, developed and granted regulatory approval, the Company would need to enter into a strategic relationship with a third party that has experience in manufacturing, selling and distributing this product. There is no guarantee that the Company will be successful in any or all of these critical steps.

At March 31, 2020, the Company evaluated the carrying amount of this joint venture investment and determined that this investment was fully impaired and as a result an impairment charge of $5,500,000 was taken. Although the investment was impaired, the product development is still ongoing. The carrying amount of this investment at March 31, 2021 and December 2020, was $0 and $0, respectively.

Note 7 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at March 31, 2021 and December 31, 2020 consist of the following:

	March 31,	December 31,
	2021	2020
Accounts payable	$773,031	$1,045,778
Accrued interest	2,113,922	1,876,005
Deposits	249,675	249,675
Other	35,000	182,200
	$3,171,628	$3,353,658

Note 8 – Convertible Notes Payable

Convertible notes payable at March 31, 2021 and December 31, 2020 consist of the following:

	March 31,	December 31,
	2021	2020
Convertible note payable to GBT Technologies	$10,000,000	$10,000,000
Convertible notes payable to Redstart Holdings	390,600	347,400
Convertible note payable to Stanley Hills	328,273	1,009,469
Convertible note payable to Iliad	624,931	2,431,841
Total convertible notes payable	11,343,804	13,788,710
Unamortized debt discount	(331,064)	(362,004)
Convertible notes payable	$11,012,740	$13,426,706

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

Redstart Holdings Corp.

Paid Off Notes

On August 4, 2020, the Company entered into a Securities Purchase Agreement with Redstart Holdings Corp., an accredited investor (“Redstart”) pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 1”) in the aggregate principal amount of $153,600 for a purchase price of $128,000. The Redstart Note No. 1 has a maturity date of November 3, 2021 and the Company has agreed to pay interest on the unpaid principal balance of the Redstart Note No. 1 at the rate of six percent (6%) per annum from the date on which the Redstart Note No. 1 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 1, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 1. The transactions described above closed on August 5, 2020. The outstanding principal amount of the Redstart Note No. 1 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 1 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 1), the Redstart Note No. 1 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 1. During the three months ended March 31, 2021, the entire amount of Note No. 1 of $153,600 plus accrued interest was converted into 11,326,619 shares of common stock.

On September 15, 2020, the Company entered into a Securities Purchase Agreement with Redstart pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 2”) in the aggregate principal amount of $93,600 for a purchase price of $78,000. The Redstart Note No. 2 has a maturity date of September 15, 2021 and the Company has agreed to pay interest on the unpaid principal balance of the Redstart Note No. 2 at the rate of six percent (6%) per annum from the date on which the Redstart Note No. 2 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 2, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 2. The transactions described above closed on September 16, 2020. The outstanding principal amount of the Redstart Note No. 2 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 2 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 2), the Redstart Note No. 2 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 2. During the three months ended March 31, 2021, the entire amount of Note No. 2 of $93,600 plus accrued interest was converted into 4,458,450 shares of common stock.

Outstanding Notes

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

Stanley Hills LLC

The Company entered into a series of loan agreements with Stanley Hills LLC (“Stanley”) pursuant to which it received more than $1,000,000 in loans (the “Debt”) since May 2019 up to December 2019. On February 26, 2020, in order to induce Stanley to continue to provide funding, the Company and Stanley entered into a letter agreement providing that the current note payable balance due to Stanley in the amount of $1,214,900 may be converted into shares of common stock of the Company at a conversion price equal to 85% multiplied by the lowest one trading price for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. Stanley has agreed to restrict its ability to convert the Debt and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. During the three months ended March 31, 2021, Stanley converted $1,009,468 of its convertible note into 77,535,880 shares of the Company’s common stock, and during the three months ended March 31, 2021, Stanley loaned the Company an additional $203,541. Also, during the three months ended March 31, 2021, the Company transferred the SURG shares received as repayment of $300,000 of this convertible note (See Note 4). During the three months ended March 31, 2021, Gonzalez assigned all his accrued balances of $424,731 to Stanley in a private transaction that the Company is not part to (See Note 6). The balance of the Stanley debt at March 31, 2021 and December 31, 2020 was $328,273 and $1,009,469, respectively. The Stanley debt is secured via a pledge agreement on the SURG shares.

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

On February 27, 2020, the Company and Iliad entered into an Amendment to the Iliad Note (See Note 9) pursuant to which the maturity date of the Iliad Note was extended to August 27, 2020, provided that the Debt may be converted into shares of common stock of the Company at a conversion price equal to 80% multiplied by the lowest trading daily VWAP for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date, provided for the payment by the Company to Iliad of an extension fee equal to 7.5% of the outstanding balance of the Iliad Note resulting in a new balance of the Iliad Note of $2,765,983 and provided that the Company’s failure to deliver shares of common stock within three trading days of a conversion would result in an event of default. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. Iliad has agreed to restrict its ability to convert the Iliad Note and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock. On July 20, 2020 the Company and Iliad entered into agreement to extend the maturity of the Iliad Note until February 27, 2021 in consideration of an extension fee of $1,000. On February 28, 2021 the Company and Iliad entered into agreement to further extend the maturity of the Iliad Note until May 31, 2021 in consideration of an extension fee of $1,000 representing the third extension of the original note. During the three months ended March 31, 2021, Iliad converted $1,860,000 of its convertible note into 130,864,898 shares of the Company’s common stock. The balance of the Iliad debt at March 31, 2021 and December 31, 2020 was $624,931 and $2,431,841.

Discounts on convertible notes

The Company recognized interest expense of $321,340 and $1,079,096 during the three months ended March 31, 2021 and 2020, respectively, related to the amortization of the debt discount on convertible notes. The unamortized debt discount at March 31, 2021 was $331,064.

A roll-forward of the convertible notes payable from December 31, 2020 to March 31, 2021 is below:

	Principal	Debt
	Balance	Discount	Net
Convertible notes payable, December 31, 2020	$13,788,710	$(362,004)	$13,426,706
Issued for cash	870,272	—	870,272
Accrued interest added to convertible note	53,090	—	53,090
Payment with marketable securities	(300,000)	—	(300,000)
Original issue discount	48,400	—	48,400
Conversion to common stock	(3,116,668)	—	(3,116,668)
Debt discount related to new convertible notes	—	(290,400)	(290,400)
Amortization of debt discounts	—	321,340	321,340
Convertible notes payable, March 31, 2021	$11,343,804	$(331,064)	$11,012,740

Note 9 - Notes Payable

Notes payable at March 31, 2021 and December 31, 2020 consist of the following:

	March 31,	December 31,
	2021	2020
RWJ acquisition note	$2,600,000	$2,600,000
SBA loan	150,000	150,000
Promissory note to Alpha Eda	140,000	140,000
Total notes payable	2,890,000	2,890,000
Unamortized debt discount	0	0
Notes payable	2,890,000	2,890,000
Less current portion	(2,742,494)	(2,741,737)
Notes payable, long-term portion	$147,506	$148,263

RWJ Acquisition Note

In connection with the acquisition of RWJ in September 2017, the Company issued a note payable. The note accrues interest at 3.5% per annum, was due on December 31, 2019 and is secured by the assets purchased in the acquisition. The Company contests the validity of the note, as such the note has not been repaid as of December 31, 2020. (See Note 14). The balance of the note at March 31, 2021 was $2,600,000 plus accrued interest of $333,631. The balance of the note at December 31, 2020 was $2,600,000 plus accrued interest of $307,631.

SBA Loan

On June 22, 2020, the Company received a loan from the Small Business Administration under the Economic Injury Disaster Loan program related to the COVID-19 relief efforts. The loan bears interest at 3.75% per annum, requires monthly principal and interest payments of $731 after 12 months from funding and is due 30 years from the date of issuance. The balance of the note at March 31, 2021 was $150,000 plus accrued interest of $4,473. The balance of the note at December 31, 2020 was $150,000 plus accrued interest of $3,067.

Alpha Eda

On November 15, 2020, the Company issued a promissory note to Alpha Eda, LLC for $140,000. The note accrues interest at 10% per annum, is unsecured and is due on June 30, 2021. The balance of the note at March 31, 2021 was $140,000 plus accrued interest of $5,303. The balance of the note at December 31, 2020 was $140,000 plus accrued interest of $1,803.

Discounts on Promissory Note

The Company recognized interest expense of $0 and $47,671 during the three months ended March 31, 2021 and 2020, respectively.

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

The Company uses a weighted average Black-Scholes option pricing model with the following assumptions to measure the fair value of derivative liability at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020

Stock price	$0.024	$0.017
Risk free rate	0.07%	0.10%
Volatility	235%	275%
Conversion/ Exercise price	$.017-.018	$.008-.0085
Dividend rate	0%	0%

The following table represents the Company’s derivative liability activity for the three months ended March 31, 2021:

Derivative liability balance, December 31, 2020	$5,262,448
Issuance of derivative liability during the period	787,365
Fair value of beneficial conversion feature of debt converted	(9,207,107)
Change in derivative liability during the period	4,442,460
Derivative liability balance, March 31, 2021	$1,285,166

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

During the three months ended March 31, 2021, the Company had the following transactions in its common stock:

●	issued an aggregate of 224,185,847 shares for the conversion of convertible notes of $3,116,668 and accrued interest of $6,180; and

●	issued 12,250 shares to consultants for services rendered. The value of the shares of $281,750 was determined based on the closing stock price of the Company’s common stock on the grant date.

During the three months ended March 31, 2020, the Company had the following transactions in its common stock:

●	issued an aggregate of 45,580,989 for the conversion of convertible notes of $509,889; and

●	issued 100,000,000 shares to GBT Tokenize for a joint venture agreement. The value of the common stock of $5,500,000 was determined based on the closing stock price of the Company’s common stock on the grant date.

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

As of March 31, 2021, and December 31, 2020, there were 45,000 Series B Preferred Shares outstanding.

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

As of March 31, 2021, and December 31, 2020, there were 700 Series C Preferred Shares outstanding.

Series D Preferred Shares

As of March 31, 2021, and December 31, 2020, there are 0 and 0 shares of Series D Preferred Shares outstanding, respectively.

Series G Preferred Shares

As of March 31, 2021, and December 31, 2020, there are 0 and 0 shares of Series G Preferred Shares outstanding, respectively.

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

As of March 31, 2021, and December 31, 2020, there are 20,000 shares of Series H Preferred Shares outstanding.

Warrants

 The following is a summary of warrant activity.

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2020	19,643,500	$1.50	1.76	$—
Granted	—
Forfeited	—
Exercised	—
Outstanding, March 31, 2021	19,643,500	$1.50	1.51	$—
Exercisable, March 31, 2021	19,643,500	$1.50	1.51	$—

The exercise price for warrant outstanding and exercisable at March 31, 2021:

Outstanding		Exercisable

Number of	Exercise	Number of	Exercise
Warrants	Price	Warrants	Price
15,880,000	$0.50	15,880,000	$0.50
3,000,000	1.85	3,000,000	1.85
500,000	2.70	500,000	2.70
20,000	31.90	20,000	31.90
100,000	50.00	100,000	50.00
75,000	75.00	75,000	75.00
50,000	100.00	50,000	100.00
10,000	235.00	10,000	235.00
7,500	250.00	7,500	250.00
1,000	280.00	1,000	280.00
19,643,500		19,643,500

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

On September 1, 2017, the Company entered into and closed an Asset Purchase Agreement with a third party, RWJ Advanced Marketing, LLC (“RWJ”), a Georgia corporation, pursuant to which the Company purchased certain assets from RWJ, including inventory, terminals, licenses and permits and intangible assets. At closing, the Company and Mr. Greg Bauer entered into an Employment Agreement pursuant to which Mr. Bauer was retained as Chief Executive Officer for a term of one year, subject to an automatic extension, unless terminated, in consideration of a base salary of $250,000 and a bonus of 10% of net profit generated by the assets acquired. Mr. Bauer was also appointed to the Board of Directors of the Company. As of the closing date, Mr. Murray resigned as Chief Executive Officer of the Company but will remain as a director of the Company. Mr. Bauer, since 2004 through present, has served as executive director with W.L. Petrey Wholesale, Inc. where he was in charge of the UGO/Preway operations. The Company is in litigations in connection with RWJ transaction – See Note 14 - Contingencies.

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

On March 6, 2020, the Company through Greenwich, entered into the Tokenize Agreement with Tokenize, which is owned by a Costa Rica Trust represented by Gonzalez. Gonzalez also represents Gonzalez Costa Rica Trust, which holds a note in the principal amount of $10,000,000 and is also a shareholder of the Company. Under the Tokenize Agreement, the parties formed GBT Tokenize. The purpose of GBT Tokenize is to develop Technology Portfolio, throughout the State of California. Upon generating any revenue from the Technology Portfolio, the Joint Venture will earn the first right of refusal for other territories. Tokenize shall contribute the services and resources for the development of the Technology Portfolio to GBT Tokenize. The Company contributed 100,000,000 GBT Shares to GBT Tokenize. Tokenize and the Company will each own 50% of GBT Tokenize. The Company pledged its 50% ownership in GBT Tokenize and its 100% ownership of Greenwich to Tokenize to secure its Technology Portfolio investment. The Company shall appoint two directors and Tokenize shall appoint one director of GBT Tokenize. In addition, GBT Tokenize and Gonzalez entered into a Consulting Agreement in which Gonzalez is engaged to provide services in consideration of $33,333.33 per month payable quarterly which may be paid in shares of common stock calculated by the amount owed divided by the Company’s 10-day VWAP. Gonzalez will provide services in connection with the development of the business as well as GBT Tokenize’s capital raising efforts. The term of the Consulting Agreement is two years. During the three months ended March 31, 2021, Gonzalez assigned all his accrued balances of $424,731 to Stanley Hills in a private transaction that the Company is not part to. The closing of the Tokenize Agreement occurred on March 9, 2020. Through this Joint Venture the parties commenced development of an intelligent human vital signs’ device, which we currently refer to as the qTerm. The platform is an expansion of the existing license agreement with GBT Tokenize Corp., which provided GBT Tokenize Corp. with an exclusive territory of California to develop certain of the Company’s technology. As the nature of the platform cannot be restricted only to California, the Company’s joint venture GBT Tokenize Corp. will be compensated with additional two hundred million shares of the Company to strengthen its funding, subject to board approval. A provisional patent application for the qTerm Medical Device was filed on March 30, 2020 with the USPTO. The application has been assigned serial number 63001564. The Joint Venture completed successfully the first prototype. There is no guarantee that the Company will be successful in researching, developing or implementing this product into the market. In order to successfully implement this concept, the Company will need to raise adequate capital to support its research and, if successfully researched, developed and granted regulatory approval, the Company would need to enter into a strategic relationship with a third party that has experience in manufacturing, selling and distributing this product. There is no guarantee that the Company will be successful in any or all of these critical steps.

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

Note 15 – Concentrations

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments. There have been no losses in these accounts through March 31, 2021.

Note 16 - Subsequent Events

Management has evaluated events that occurred subsequent to the end of the reporting period shown herein:

As disclosed by the Company on press release from April 6, 2020 as well as in the Company’s last form 10-K, under PART I, ITEM 1: “Through the Joint Venture with Tokenize – It S.A., the parties commenced development of a development of an intelligent human vital signs’ device, which we currently refer to as qTerm. The platform is an expansion of the existing license agreement with GBT Tokenize Corp., which provided GBT Tokenize Corp. with an exclusive territory of California to develop certain of the Company’s technology. As the nature of the platform cannot be restricted only to California, the Company’s joint venture, GBT Tokenize Corp., will be compensated with an additional two hundred million shares of the Company to strengthen its funding, subject to board approval” – GBT Tokenize and the Company are in final negotiation for additional issuance of up to 500 million shares upon releasing of the first qTerm five working devices.

The Company issued 9,236,453 shares of common stock in connection with the conversion of $150,000 of convertible notes.

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

This section of the report should be read together with Footnotes of the Company audited financials for the year ended December 31, 2020, the unaudited statements of operations for the three and three months ended March 31, 2021 and 2020 are compared in the sections below.

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

The Company is targeting additional growing markets including:

●	development of Internet of Things (IoT) and Artificial Intelligence (AI)

●	development of enabled networking and tracking technologies, including a wireless mesh network technology platform and fixed solutions, and

●	development of an intelligent human body vitals device, asset-tracking IoT and wireless mesh networks.

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

Through this Joint Venture, the parties commenced development of a development of an intelligent human vital signs’ device, which we currently refer to as qTerm. The platform is an expansion of the existing license agreement with GBT Tokenize Corp., which provided GBT Tokenize Corp. with an exclusive territory of California to develop certain of the Company’s technology. As the nature of the platform cannot be restricted only to California, the Company’s joint venture GBT Tokenize Corp. will be compensated with additional two hundred million shares of the Company to strengthen its funding, subject to board approval. A provisional patent application for the qTerm Medical Device was filed on March 30, 2020 with the USPTO. The application has been assigned serial number 63001564. The Joint Venture completed successfully the first prototype. There is no guarantee that the Company will be successful in researching, developing or implementing this product into the market. In order to successfully implement this concept, the Company will need to raise adequate capital to support its research and, if successfully researched, developed and granted regulatory approval, the Company would need to enter into a strategic relationship with a third party that has experience in manufacturing, selling and distributing this product. There is no guarantee that the Company will be successful in any or all of these critical steps.

There is no guarantee that the Company will be successful in researching, developing or implementing the above business objectives. To successfully implement its business objectives, the Company will need to raise adequate capital to support its research and, if successfully researched, developed, and granted regulatory approval, the Company would need to enter a strategic relationship with a third party that has experience in manufacturing, selling, and distributing this product. There is no guarantee that the Company will be successful in any or all of these critical steps.

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

In the first quarter of 2020, the COVID-19 outbreak caused disruptions in our development operations, which resulted in delays on exiting projects. The State of California and the economy in general has begun to slowly re-open following the introduction of the COVID-19 vaccine. However, in the event COVID-19 or other variant is to again surface any further unforeseen delay in our operations of the development, delivery and assembly process within any of our activities could continue to result in, increased costs and reduced revenue.

We cannot foresee whether the outbreak of COVID-19 will continue to be effectively contained. If the outbreak of COVID-19 is not effectively and timely controlled, our business operations and financial condition may be materially and adversely affected as a result of the deteriorating market outlook for sales, the slowdown in regional and national economic growth, weakened liquidity and financial condition of our customers and vendors or other factors that we cannot foresee. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment, cause uncertainties, cause our business to suffer in ways that we cannot predict and materially and adversely impact our business, financial condition and results of operations.

Results of Operations:

Three months ended March 31, 2021 and 2020

A comparison of the statements of operations for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31,		Change
	2021	2020	$	%

Sales - related party	$45,000	$45,000	$—	0.0%
Operating expenses	840,258	5,879,016	(5,038,758)	-85.7%
Loss from operations	(795,258)	(5,834,016)	5,038,758	-86.4%
Other expense	(4,580,351)	(4,121,334)	(459,017)	11.1%
Loss before provision for income taxes	(5,375,609)	(9,955,350)	4,579,741	-46.0%
Provision for income taxes	—	—	—
Loss from continued operations	(5,375,609)	(9,955,350)	4,579,741	-46.0%
Discontinued operations	—	(52,490)	52,490	-100.0%
Net loss	$(5,375,609)	$(10,007,840)	$4,632,231	-46.3%

Sales for both the three months ended March 31, 2021 and 2020 were $45,000. Sales are derived from providing IT consulting services to a related party.

Operating expenses for the three months ended March 31, 2021 were $840,258, compared to $5,879,016 for the same period in 2020. The decrease of $5,038,758 or 85.7% was principally due to an impairment charge of $5,500,000 in 2020; offset by an increase in consulting fees and marketing expenses in 2021.

Other expense for the three months ended March 31, 2021 was $4,580,351, an increase of $459,017 or 11.1% from $4,121,334 for the same period in 2020. The increase is principally due to a change in the fair value of the derivative liability, offset by a decrease in amortization of debt discount and interest and financing costs and an increase in unrealized gain on marketable security and other income.

The operating results of our discontinued operations for Ugopherservices for the three months ended March 31, 2021 and 2020 is summarized below:

	Three Months Ended March 31,
	2021	2020
Revenue	$—	$4,262,740
Cost of revenue	—	4,044,813
Gross Profit	—	217,927
Operating expenses	—	270,417
Loss from operations	—	(52,490)
Other income (expenses)	—	—
Net loss	$—	$(52,490)

Net loss for the three months ended March 31, 2021 was $5,375,609 compared to $10,007,840 for the same period in 2020 due to the factors described above.

Liquidity and Capital Resources

Our cash was $101,570 and $113,034 and $59,634 at March 31, 2021 and December 31, 2020, respectively. Cash used in operating activities during the three months ended March 31, 2021 was $457,005, compared to $366,846 during the same period in 2020. Significant differences exist between the periods, including, change in fair value of derivative liability, financing costs, impairment of assets and unrealized gain (loss) on marketable equity securities. Our working capital position improved going from a working capital deficit of $27,710,040 at December 31, 2020 to a working capital deficit of $22,274,701 at March 31, 2021, principally as a result of a decrease in derivative liability and a decrease in convertible notes payable. Cash flows used in investing activities were $0 during the three months ended March 31, 2021, compared to $1,750 for the same period in 2020. Cash from financing activities for the three months ended March 31, 2021 was $445,541, compared to $321,639 for the same period in 2020. The increase is due to the issuance of convertible notes in 2021.

We sustained net losses of $5,375,609 for the three months ended March 31, 2021. In addition, we had a working capital deficit of $22,274,701 and accumulated deficit of $276,026,948 at March 31, 2021.

In September of 2017 we purchased the assets of RWJ Advanced Marketing, LLC, and then after ECS Prepaid LLC, Electronic Check Services, Inc. and Central States Legal Services, Inc. in 2018. RWJ and ECS have historically generated significant revenues which we do not expect to continue in the future, as the Company divested its investment in ECS Prepaid LLC, Electronic Check Services, Inc. and Central States Legal Services, Inc. on or around September 2019, left only with the acquired assets from RWJ Advanced Marketing, LLC which in litigation, as disclosed in this report. In addition, during the last half of 2018 and the first few months of 2019, the Company has raised approximately $9,500,000 of net proceeds through the issuance of convertible debt and notes payable (see discussion below). We intend to continue to make investments to support our business growth and we will require additional funds to respond to business challenges, including the need to develop new features and products or enhance our existing products, improve our operating infrastructure or acquire complementary businesses and technologies. Further, we need additional capital to continue operations. Accordingly, we need to engage in equity or debt financings to secure additional funds. We expect that we have sufficient capital to maintain operations through the end of 2021. In order to fully implement our business plan, we will need to raise $10,000,000. The Company will need to raise additional capital in the future of which there is no guarantee that the Company will be able to successfully raise such capital on acceptable terms. With the current cash on hand, cash in our attorney’s trust account and additional cash anticipated to be raised in the future, we believe we will have sufficient cash to meet our obligations for the next 12 months.

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

RWJ Acquisition Note

In connection with the acquisition of RWJ in September 2017, the Company issued a note payable. The note accrues interest at 3.5% per annum, was due on December 31, 2019 and is secured by the assets purchased in the acquisition. The Company contests the validity of the note, as such the note has not been repaid as of December 31, 2020. (see Item 3 – Legal Proceedings). The balance of the note at March 31, 2021 was $2,600,000 plus accrued interest of $333,631.

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

Redstart Holdings Corp.

On August 4, 2020, the Company entered into a Securities Purchase Agreement with Redstart Holdings Corp., an accredited investor (“Redstart”) pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 1”) in the aggregate principal amount of $153,600 for a purchase price of $128,000. The Redstart Note No. 1 has a maturity date of November 3, 2021 and the Company has agreed to pay interest on the unpaid principal balance of the Redstart Note No. 1 at the rate of six percent (6%) per annum from the date on which the Redstart Note No. 1 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 1, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 1. The transactions described above closed on August 5, 2020. The outstanding principal amount of the Redstart Note No. 1 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 1 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 1), the Redstart Note No. 1 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 1. During the three months ended March 31, 2021, the entire amount of Note No. 1 of $153,600 plus accrued interest was converted into 11,326,619 shares of common stock.

On September 15, 2020, the Company entered into a Securities Purchase Agreement with Redstart pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 2”) in the aggregate principal amount of $93,600 for a purchase price of $78,000. The Redstart Note No. 2 has a maturity date of September 15, 2021 and the Company has agreed to pay interest on the unpaid principal balance of the Redstart Note No. 2 at the rate of six percent (6%) per annum from the date on which the Redstart Note No. 2 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 2, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 2. The transactions described above closed on September 16, 2020. The outstanding principal amount of the Redstart Note No. 2 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 2 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 2), the Redstart Note No. 2 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 2. During the three months ended March 31, 2021, the entire amount of Note No. 2 of $93,600 plus accrued interest was converted into 4,458,450 shares of common stock.

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

Iliad Research and Trading

On February 27, 2019, the Company entered into a note purchase agreement with a third-party investor - Iliad Research and Trading, L.P.(“Iliad”), pursuant to which the Company issued a promissory note for the original principal amount of $2,325,000. The promissory note had an original issue discount of $300,000 and the inventor paid consideration of $2,025,000 to the Company, of which $25,000 was paid for legal expenses. The outstanding balance of the promissory note is to be paid on the one-year anniversary of the issuance of the note. Interest on the note accrues at the rate of 10% per annum compounding daily. Subject to the terms and conditions set forth in the note, the Company may prepay all or any portion of the outstanding balance of the note at any time in an amount in cash equal to 120% of the amount repaid. In connection with transactions that generate less than $1,000,000 in proceeds, the Company has agreed to not issue any debt instrument or incurrence of any debt other than trade payables in the ordinary course of business, any securities or agreements to sell common stock with anti-dilution or price reset/reduction features or any securities that are or may be become convertible or exercisable into common stock with a price that varies with the market price of the common stock (collectively, “Restricted Issuance Transaction”). The outstanding balance of the Note will be increased by 5% in the event the Company enters into a Restricted Issuance Transaction that is approved by Iliad. The original issue discount is being amortized to interest expense over the term of the promissory note. On February 27, 2020, the Company and Iliad entered into an Amendment to the Iliad Note pursuant to which the maturity date of the Iliad Note was extended to August 27, 2020, provided that the Debt may be converted into shares of common stock of the Company at a conversion price equal to 80% multiplied by the lowest trading daily VWAP for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date, provided for the payment by the Company to Iliad of an extension fee equal to 7.5% of the outstanding balance of the Iliad Note resulting in a new balance of the Iliad Note of $2,765,983 and provided that the Company’s failure to deliver shares of common stock within three trading days of a conversion would result in an event of default. Iliad has agreed to restrict its ability to convert the Iliad Note and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock. On July 20, 2020 the Company and Iliad entered into agreement to extend the maturity of the Iliad Note until February 27, 2021 in consideration of an extension fee of $1,000. During 2020, Iliad converted $539,000 of its convertible note to 53,175,795 shares of the Company’s common stock. On February 28, 2021 the Company and Iliad entered into agreement to further extend the maturity of the Iliad Note until May 31, 2021 in consideration of an extension fee of $1,000 representing the third extension of the original note. During the three months ended March 31, 2021, Iliad converted $1,860,000 of its convertible note into 130,864,898 shares of the Company’s common stock. The balance of the Iliad debt at March 31, 2021 and December 31, 2020 was $624,931 and $2,431,841.

 Stanley Hills

The Company entered into a series of loan agreements with Stanley Hills LLC (“Stanley”) pursuant to which it received more than $1,000,000 in loans (the “Debt”) since May 2019 up to December 2019. On February 26, 2020, in order to induce Stanley to continue to provide funding, the Company and Stanley entered into a letter agreement providing that the current note payable balance due to Stanley in the amount of $1,214,900 may be converted into shares of common stock of the Company at a conversion price equal to 85% multiplied by the lowest one trading price for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. Stanley has agreed to restrict its ability to convert the Debt and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. During the three months ended March 31, 2021, Stanley converted $1,009,468 of its convertible note into 77,535,880 shares of the Company’s common stock, and during the three months ended March 31, 2021, Stanley loaned the Company an additional $628,272. Also, during the three months ended March 31, 2021, the Company transferred the SURG shares received as repayment of $300,000 of this convertible note. The balance of the Stanley debt at March 31, 2021 and December 31, 2020 was $328,273 and $1,009,469, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2021, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2021, the Company had the following transactions in its common stock:

●	issued an aggregate of 224,185,847 shares for the conversion of convertible notes of $3,116,668 and accrued interest of $6,180;

●	issued 12,250 shares to consultants for services rendered.

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

Item 3. Defaults Upon Senior Securities

In connection with the acquisition of RWJ in September 2017, the Company issued a note payable in the amount of $2,600,000. RWJ been dissolved on or around April 20, 2020 by Georgia Secretary of State. The note accrues interest at 3.5% per annum, was due on December 31, 2019 and is secured by the assets purchased in the acquisition. This note has not been repaid and is currently in default. On or around January 30, 2019, RWJ Advanced Marketing, LLC, Greg Bauer, and Warren Jackson sued the Company and multiple third and related parties in Superior Court of the State of California - County of Los Angeles, General District in connection with the acquisition of UGO in September 2017. The case number is 19STCV03320. The lawsuit alleges breach of contract, among other causes of action. The Company answered the complaint and filed a cross-complaint against the plaintiffs in the case and third parties on or around February 15, 2019. On or about September 10, 2020, the Company through its agent of service was “served” with a complaint (the Company contest service) that was recently filed against the Company and third parties by Robert Warren Jackson and Gregory Bauer in Los Angeles Superior Court Case No.: 20STCV32709 (“Second lawsuit”). In the original lawsuit filed by Mr. Jackson (the “Original Lawsuit”) in the Los Angeles Superior Court Case No.: 19STCV03320), the court rejected the plaintiff’s claims that they were filing a purported quasi-derivative lawsuit. As such, in this current litigation, the plaintiff is now again claiming the action is a derivative lawsuit. In the Original lawsuit, the Company filed a cross complaint against the plaintiff and other third parties. Recently, the court has scheduled various hearings and a trial date set for December 27, 2021. It was the Company intention to dividend its holdings of its wholly owned subsidiary Ugopherservices Corp. (“UGO”). As UGO is the main dispute in the litigations described above, the Company has elected to sell UGO to a third-party effective July 1, 2020 (See Note 3). On September 17, 2020 the Company terminated Greg Bauer as consultant (as a result of the sale of UGO), which he confirmed in writing. On or about October 13, one of the defendants file a motion to remove the Second lawsuit from State court to Federal court. The Company was not served per federal rule as required per the removal.

Following the sale of UGO (See Note 3 to the financial statement), the Company noticed third parties (including SURG, via its asset’s manager) to wire UGO funds to its new bank account. SURG never answered said notice. The Company intend to take legal actions to resolve this issue by court of law.

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

GBT TECHNOLOGIES INC
(Registrant)

Date: May 7, 2021	By:	/s/ Mansour Khatib
Mansour Khatib
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)