Form 10-Q
period 2021-06-30
GBT Technologies Inc.
filed 2021-08-12
CIK 1471781

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commissions file number: 000-54530

GBT TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Nevada	27-0603137
State or other jurisdiction of	I.R.S. Employer Identification Number
incorporation or organization

2450 Colorado Ave., Suite 100E, Santa Monica, CA 90404

(Address of principal executive offices)

Issuer s telephone number:	888-685-7336

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: Not applicable.

Title of each class	Trading Symbol	Name of each exchange on which registered
Not applicable.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.00001 par value	1,308,077,257 Common Shares
(Class)	(Outstanding at August 12, 2021)

GBT TECHNOLOGIES INC.

Item 1: Condensed consolidated financial statements

GBT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	June 30,	December 31,
	2021	2020
	(unaudited)
Current Assets:
Cash	$18,456	$113,034
Cash held in trust	282,340	402,532
Marketable equity security	—	649,000
Other receivable	1,200,000	—
Total current assets	1,500,796	1,164,566

Other receivable, net of current portion	1,500,000	—

Total assets	$3,000,796	$1,164,566

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses (including related parties of $375,000 and $410,833)	$3,513,359	$3,353,658
Accrued settlement	4,090,057	4,090,057
Deferred judgment award	2,700,000	—
Convertible notes payable, net of discount of $291,967 and $362,004	940,110	13,426,706
Note payable, net of discount of $0 and $47,671	2,740,000	2,741,737
Derivative liability	11,023,078	5,262,448
Total current liabilities	25,006,604	28,874,606

Convertible notes payable	9,000,000	—
Note payable	150,000	148,263

Total liabilities	34,156,604	29,022,869

Contingencies	—	—

Stockholders’ Deficit:
Series B Preferred stock, $0.00001 par value; 20,000,000 shares authorized; 45,000 and 45,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Series C Preferred stock, $0.00001 par value; 10,000 shares authorized; 700 and 700 shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Series D Preferred stock, $0.00001 par value; 100,000 shares authorized; 0 and 0 shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Series G Preferred stock, $0.00001 par value; 2,000,000 shares authorized; 0 and 0 shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Series H Preferred stock, $0.00001 par value ($500.00 stated value); 40,000 shares authorized; 20,000 and 20,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.00001 par value; 100,000,000,000 shares authorized; 1,229,125,863 and 256,674,458 shares issued and outstanding at June 30, 2021 and December 31, 2020	16,435	6,711
Treasury stock, at cost; 1,040 shares at June 30, 2021 and December 31, 2020	(643,059)	(643,059)
Stock loan receivable	(7,610,147)	(7,610,147)
Additional paid in capital	280,156,566	251,039,531
Accumulated deficit	(303,075,603)	(270,651,339)
Total stockholders’ deficit	(31,155,808)	(27,858,303)
Total liabilities and stockholders’ deficit	$3,000,796	$1,164,566

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Sales - related party	$45,000	$45,000	$90,000	$90,000

Operating expenses:
General and administrative expenses	559,910	567,102	1,208,257	927,819
Marketing expenses	140,303	5,756	332,214	24,055
Impairment of assets	15,400,000	—	15,400,000	5,500,000
Total operating expenses	16,100,213	572,858	16,940,471	6,451,874

Loss from operations	(16,055,213)	(527,858)	(16,850,471)	(6,361,874)

Other income (expense):
Amortization of debt discount	(145,297)	(1,590,751)	(466,637)	(2,717,518)
Change in fair value of derivative liability	3,649,274	409,561	(793,186)	(1,040,371)
Interest expense and financing costs	(304,939)	(340,262)	(1,147,490)	(1,701,564)
Unrealized gain (loss) on marketable equity security	(726,000)	97,381	—	(85,952)
Realized gain (loss) on disposal of marketable equity security	11,000	(250,000)	11,000	(250,000)
Loss on exchange of assets	—	(1,430,000)	—	(1,430,000)
Loss on debt modification	(13,777,480)	—	(13,777,480)
Other income	300,000	—	600,000	—
Total other income (expense)	(10,993,442)	(3,104,071)	(15,573,793)	(7,225,405)

Loss before income taxes	(27,048,655)	(3,631,929)	(32,424,264)	(13,587,279)

Income tax expense	—	—	—	—

Loss from continuing operations	(27,048,655)	(3,631,929)	(32,424,264)	(13,587,279)

Discontinued operations:
Income (loss) from operations of discontinued operations	—	35,566	—	(16,924)
	—	35,566	—	(16,924)

Net loss	$(27,048,655)	$(3,596,363)	$(32,424,264)	$(13,604,203)

4

Weighted average common shares outstanding:
Basic and diluted	759,525,411	173,676,115	581,344,884	108,935,194

Net loss per share (basic and diluted):
Continuing operations	$(0.04)	$(0.02)	$(0.06)	$(0.12)
Discontinued operations	—	0.00	—	(0.00)
	$(0.04)	$(0.02)	$(0.06)	$(0.12)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(unaudited)

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series G Convertible Preferred Stock		Series H Convertible Preferred Stock		Common Stock		Treasury Stock		Stock Loan	Additional Paid-in	Accumulated	Total Stockholders’ Equity/
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	(Deficit)
Balance, December 31, 2020	45,000	$—	700	$—	—	$—	—	$—	20,000	$—	256,674,458	$6,711	$1,040	$(643,059)	$(7,610,147)	$251,039,531	$(270,651,339)	$(27,858,303)

Common stock issued for conversion of convertible debt and accrued interest	—	—	—	—	—	—	—	—	—	—	224,185,847	2,242	—	—	—	3,120,606	—	3,122,848
Common stock issued for services	—	—	—	—	—	—	—	—	—	—	12,250,000	122	—	—	—	281,628		281,750

Fair value of beneficial conversion feature of converted	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	9,207,107	—	9,207,107
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,375,609)	(5,375,609)

Balance, March 31, 2021	45,000	—	700	—	—	—	—	—	20,000	—	493,110,305	9,075	1,040	(643,059)	(7,610,147)	263,648,872	(276,026,948)	(20,622,207)

Common stock issued for conversion of convertible debt and accrued interest	—	—	—	—	—	—	—	—	—	—	36,015,558	360	—	—	—	592,345	—	592,705
Common stock issued for joint venture	—	—	—	—	—	—	—	—	—	—	700,000,000	7,000	—	—	—	15,393,000		15,400,000
Fair value of beneficial conversion feature of converted	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	522,349	—	522,349
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(27,048,655)	(27,048,655)

Balance, June 30, 2021	45,000	$—	700	$—	—	$—	—	$—	20,000	$—	1,229,125,863	$16,435	$1,040	$(643,059)	$(7,610,147)	$280,156,566	$(303,075,603)	$(31,155,808)

Balance, December 31, 2019	45,000	$—	700	$—	—	$—	—	$—	20,000	$—	16,536,351	$4,310	$1,040	$(643,059)	$(7,610,147)	$242,192,461	$(252,656,451)	$(18,712,886)

Common stock issued for conversion of convertible debt	—	—	—	—	—	—	—	—	—	—	45,580,989	455	—	—	—	509,434	—	509,889
Common stock issued for joint venture	—	—	—	—	—	—	—	—	—	—	100,000,000	1,000	—	—	—	5,499,000		5,500,000
Fair value of beneficial conversion feature of converted	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,021,001	—	1,021,001
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,007,840)	(10,007,840)

Balance, March 31, 2020	45,000	—	700	—	—	—	—	—	20,000	—	162,117,340	5,765	1,040	(643,059)	(7,610,147)	249,221,896	(262,664,291)	(21,689,836)

Common stock issued for conversion of convertible debt	—	—	—	—	—	—	—	—	—	—	14,873,256	149	—	—	—	114,851	—	115,000
Fair value of beneficial conversion feature of converted	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	146,151	—	146,151
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,596,363)	(3,596,363)

Balance, June 30, 2020	45,000	$—	700	$—	—	$—	—	$—	20,000	$—	176,990,596	$5,914	$1,040	$(643,059)	$(7,610,147)	$249,482,898	$(266,260,654)	$(25,025,048)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2021	2020

Cash Flows From Operating Activities:
Net loss	$(32,424,264)	$(13,604,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	—	46,363
Amortization of debt discount	466,637	2,717,518
Change in fair value of derivative liability	793,186	1,040,371
Financing cost	588,920	803,029
Shares issued for services	281,750	—
Convertible note issued for penalty	—	242,712
Loss on modification of debt	13,777,480	—
Impairment of assets	15,400,000	5,500,000
Unrealized (gain) loss on market equity security	—	85,952
Realized gain on disposal ofmarket equity security	(11,000)	250,000
Loss on exchange of assets	—	1,430,000
Convertible note receivable exchanged for services		200,000
Payment of other income with marketable securities	(600,000)	—
Changes in operating assets and liabilities:
Accounts receivable	—	1,674
Cash held in trust	120,192	—
Accounts payable and accrued expenses	660,637	942,650
Net cash used in operating activities	(946,462)	(343,934)

Cash Flows From Investing Activities:
Purchase of property and equipment	—	(4,200)
Net cash used in investing activities	—	(4,200)

Cash Flows From Financing Activities:
Issuance of convertible notes	851,884	285,806
Issuance of notes payable	—	318,639
Net cash provided by financing activities	851,884	604,445

Net decrease in cash	(94,578)	256,311

Cash, beginning of period	113,034	59,634

Cash, end of period	$18,456	$315,945

8

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

Supplemental non-cash investing and financing activities
Debt discount	$396,600	$4,164,483
Transfer of derivative liability to equity	$9,729,456	$1,167,152
Convertible notes issued for notes payable and accrued interest	$3,715,553	$3,738,171
Transfer of accounts payable to convertible note	$424,731	$—

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

The unaudited condensed consolidated financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to such rules and regulations. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results expected for the year ending December 31, 2021.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $303,075,603 and has a working capital deficit of $23,505,808 as of June 30, 2021, and is in default on a note payable and other obligations, which raises substantial doubt about its ability to continue as a going concern.

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

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly-liquid debt instruments with original maturities of six months or less. As of June 30, 2021, and December 31, 2020, the Company did not have any cash equivalents.

 Cash Held in Trust

Cash held in trust consists of proceeds from the sale of investments. The proceeds less the payment of certain expenses are being held in AltCorp’s (the Company’s wholly owned subsidiary) attorney trust account. (See Note 4)

Long-Lived Assets

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at June 30, 2021 and December 31, 2020, the Company believes there was no impairment of its long-lived assets.

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

Note Receivable

Note receivable consists of a promissory note received in connection with the sale of Ugopherservices (see Note 3). The note is due on December 31, 2021 and accrues interest at 6% per annum. At December 31, 2020, the Company determined that this note receivable was not collectible and took an impairment charge of $100,000. During July 2021, the note holder made a $50,000 payment on the note.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of June 30, 2021, and December 31, 2020, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

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

At June 30, 2021 and December 31, 2020, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

	Fair Value	Fair Value Measurements at
	As of	June 30, 2021
Description	June 30, 2021	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$11,023,078	$—	$11,023,078	$—

	Fair Value	Fair Value Measurements at
	As of	December 31, 2020
Description	December 31, 2020	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Marketable equity security - Surge Holdings, Inc.	$649,000	$—	$649,000	$—

Conversion feature on convertible notes	$5,262,448	$—	$5,262,448	$—

Treasury Stock

Treasury stock is recorded at cost. The re-issuance of treasury shares is accounted for on a first in, first-out basis and any difference between the cost of treasury shares and the re-issuance proceeds are charged or credited to additional paid-in capital.

Stock Loan Receivable

On January 8, 2019, the Company entered into a Stock Pledge Agreement with Latin American Exchange Latinex Casa de Cambio, S.A., a Costa Rica corporation (“Latinex”), to provide that Latinex may maintain its required regulatory capital as required by various regulators. The Company has pledged 200,267 restricted shares of its common stock valued at $7,610,147 (based on the closing price on the grant date) for a term of three years in consideration of an annual payment of $375,000 paid in quarterly installments of $93,750. In lieu of cash payment, Latinex may pay the Company in virtual currency of WISE Network S.A. valued at a 50% discount of its offering price of $10 per token. In the event that Latinex’s required capital has decreased below $5,000,000, Latinex is permitted to sell the pledged shares of common stock only in an amount to ensure that Latinex can satisfy the required capital levels. The Company must consent to such sale of the shares of common stock, which may not be unreasonably withheld. Upon expiration of the agreement, the remaining shares of common stock shall be returned to the Company free and clear of all liens. The Company has recorded the value of these shares of common stock as a stock loan receivable which is presented as a contra-equity account in the accompanying consolidated balance sheets. At December 31, 2019, the Company wrote off the accrued interest income as Latinex did not perform any payment and the Company has no mean to enforce this payment. Latinex agreed in principal to return the pledged 200,267 restricted shares to the Company for cancellation. The 200,267 restricted shares have not yet been returned to the Company as of June 30, 2021.

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

Unearned revenue

Unearned revenue represents the net amount received for the purchase of products that have not seen shipped to the Company’s customers. In 2018, the Company ran pre-sales efforts for its pet tracker product and received prepayments for its product. In addition, during 2018, the Company received $200,000 in connection with an intellectual property license and royalty agreement. At December 31, 2019, the Company determined that the unearned revenue would not likely result in the recognition of revenue; therefore, $249,675 of unearned revenue was reclassified to accrued expenses at June 30, 2021 and December 31, 2020.

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

	June 30,	June 30,
	2021	2020
Series B preferred stock	30	30
Series C preferred stock	8	8
Series H preferred stock	1,000,000	1,000,000
Warrants	19,643,500	19,650,167
Convertible notes	814,797,396	314,866,642
Total	835,440,934	335,516,847

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of June 30, 2021, through the date which the condensed consolidated financial statements are issued. Based upon the review, other than described in Note 17 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of a SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company is currently evaluation the impact this ASU will have on its consolidated financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying consolidated financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 3 – Discontinued Operations

On September 18, 2020, the Company entered into a Purchase and Sale Agreement with Mr. LightHouse LTD., an Israeli corporation (“MLH”) pursuant to which the Company agreed to sell and assign to MLH, effective July 1, 2020 all the shares, and certain specified liabilities, of Ugopherservices Corp. (“UGO”), a wholly owned subsidiary of the Company, in consideration of $100,000 to be paid through the delivery of a promissory note payable to the Company (the “Note”), upon the terms and subject to the limitations and conditions set forth in the Note. There is no material relationship between the Company, on one hand, and MLH, on the other hand. At December 31, 2020, the Company determined that this note receivable was not collectible and took an impairment charge of $100,000. During July 2021, MLH effected a $50,000 payment on the Note.

UGO has been presented as discontinued operations on the accompanying financial statements.

The operating results for UGO have been presented in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 as discontinued operations and are summarized below:

	Three Months Ended June 30,
	2021	2020
Revenue	$—	$4,029,102
Cost of revenue	—	3,855,309
Gross Profit	—	173,793
Operating expenses	—	138,227
Loss from operations	—	35,566
Other income (expenses)	—	—
Net income	$—	$35,566

	Six Months Ended June 30,
	2021	2020
Revenue	$—	$8,291,842
Cost of revenue	—	7,900,122
Gross Profit	—	391,720
Operating expenses	—	408,644
Loss from operations	—	(16,924)
Other income (expenses)	—	—
Net loss	$—	$(16,924)

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

On or about June 23, 2020, the Company and AltCorp entered into agreements with SURG and Glen Eagles Acquisition LP (“Glen”) regarding the $4,000,000 SURG Note for which the SURG Note has been converted in full into 5,500,000 restricted stock of SURG (“Issued Shares”) along with an additional 22,000,000 SURG shares reserved for the benefit of the Company’s subsidiary as a true up of shares to secure the value of the Issued Shares as $2,750,000. Additional shares will be issued if the original 5,500,000 are worth less than $2,750,000 on June 23, 2021. The Company agreed that the Issued Shares will be restricted for a year. As a result of the exchange of $2,750,000 of the SURG Note for 5,500,000 shares of SURG common stock, the Company recognized a loss of $1,430,000 during the six months ended June 30, 2020. On June 24, 2021, in accordance with the Agreement entered June 23, 2020, the Company together with AltCorp, via registered mail to SURG and its transfer agent, sent a demand for a true-up shares in an additional amount of 14,870,370 SURG shares as calculated per the Agreement. As of June 30, 2021, neither SURG nor its transfer agent answer to the Company request.

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

On or about June 23, 2020, Stanley Hills LLC (“Stanley”) which holds a pledge of 3,333,333 shares of SURG common stock via its manager/member (“Stanley’s Member”), acting as an agent for the Company, entered into an agreement with SURG, its transfer agent and an escrow officer for which it was agreed that 3,333,333 SURG shares will be cancelled for consideration of up to $700,000. Between sales to SURG and to a third party, the amount of $575,170 was received into a lawyer’s trust account for the benefit of AltCorp, and 3,333,333 of SURG shares have been sent for cancelation. The lawyer’s trust account balance was $282,340 and $402,532 as of June 30, 2021 and December 31, 2020, respectively.

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

On January 1, 2021 SURG, AltCorp and Stanley entered into a Mutual Release and Settlement Agreement (“Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, SURG agreed to amend the AltCorp Exchange Agreement where SURG acknowledged a debt of $3,300,000 (the “Debt”) to be paid via 33 monthly payments of $100,000 payable in shares of common stock of SURG at a per share price equal the volume weighted average price of SURG’s common stock during the ten (10) trading days immediately preceding the issuance. At the end of the 33rd month, if AltCorp has not realized gross, pre-tax proceeds at least equal to the amount of the Debt, SURG shall transfer to AltCorp and/or its designee additional shares of SURG’s common stock necessary to satisfy the Debt. As of June 30, 2021, SURG has made six payments per the settlement agreements and has recognized other income of $600,000. The Company will recognize as other income, the $100,000 monthly installment payments as received. The Company has recorded the amount due from SURG of $2,700,000 at June 30, 2021 as other receivable with a corresponding deferred judgment award liability of $2,700,000.

The shares received for the six-monthly installments in 2021 were transferred/sold by AltCorp to Stanley as payment on its outstanding balances at were valued at $600,000 (See Note 8). On June 24, 2021, the Company’s investment in 5,500,000 shares of SURG shares were transferred/sold to IGOR 1 Corp. (“IGOR 1”) as payment on its outstanding balances. The shares were valued at $660,000 (See Note 8).

Note 5 – Equity Investment in GBT Technologies, S.A. (fully impaired 2019)

On June 17, 2019, the Company, AltCorp Trading LLC, a Costa Rica company and a wholly-owned subsidiary of the Company (“AltCorp”), GBT Technologies, S.A., a Costa Rica company (“GBT-CR”) and Pablo Gonzalez, a shareholder’s representative of GBT-CR (“Gonzalez”), entered into and closed an Exchange Agreement (the “GBT Exchange Agreement”) pursuant to which the parties exchanged certain securities. In accordance with the Exchange Agreement, AltCorp acquired 625,000 shares of GBT-CR representing 25% of its issued and outstanding shares of common stock from Gonzalez in exchange for the issuance of 20,000 shares of Series H Convertible Preferred Stock of the Company and a Convertible Note in the principal amount of $10,000,000 issued by the Company (the “Gopher Convertible Note”) as well as the transfer and assignment of a Promissory Note payable by Gopher Protocol Costa Rica Sociedad De Responsabilidad Limitada to the Company in the principal amount of $5,000,000 dated February 6, 2019 (of which the underlying security for this Promissory Note is 30,000,000 restricted shares of common stock of Mobiquity Technologies, Inc. (“Mobiquity”) and 60,000,000 restricted shares of common stock of Mobiquity.

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

On May 19, 2021, the Company, Gonzalez, GBTCR and IGOR 1 Corp entered into a Mutual Release and Settlement Agreement and Irrevocable Assignment of Note Balance Principal and Accrued Interest (the “Gonzalez Agreement”). Pursuant to the Gonzalez Agreement, without any party admission of liability and to avoid litigation, the parties has agreed to (i) extend the GBT Convertible Note maturity date to December 31,2022, (ii) amend the GBT Convertible Note terms to include a beneficial ownership blocker of 4.99% and a modified conversion feature to the GBT Convertible Note with 15% discount to the market price during the 20 trading day period ending on the latest complete trading day prior to the conversion date and (iii) provided for an assignment of the GBT Convertible Note by Gonzalez to a third party.

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

At December 31, 2019, the Company evaluated the carrying amount of this equity investment and determined that this investment was fully impaired and as a result an impairment charge of $30,731,534 was taken. The carrying amount of this investment at June 30, 2021 and December 2020, was $0 and $0, respectively.

Note 6 – Investment in Joint Venture (fully impaired)

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

Tokenize shall contribute the services and resources for the development of the Technology Portfolio to GBT Tokenize. The Company shall contribute 100,000,000 shares of common stock of the Company (“GBT Shares”) to GBT Tokenize. Tokenize and the Company will each own 50% of GBT Tokenize. The shares were valued at $5,500,000.

In addition, GBT Tokenize and Gonzalez entered into a Consulting Agreement in which Gonzalez is engaged to provide services in consideration of $33,333 per month payable quarterly which may be paid in shares of common stock calculated by the amount owed divided by the Company’s 10-day VWAP. Gonzalez will provide services in connection with the development of the business as well as GBT Tokenize’s capital raising efforts. The term of the Consulting Agreement is two years. During the six months ended June 30, 2021, Gonzalez assigned all his accrued balances of $424,731 to Stanley Hills in a private transaction that the Company is not part to. The closing of the Tokenize Agreement occurred on March 9, 2020.

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

At March 31, 2020, the Company evaluated the carrying amount of this joint venture investment and determined that this investment was fully impaired and as a result an impairment charge of $5,500,000 was taken. At June 30, 2021, the Company evaluated the carrying amount of this joint venture investment and determined that this investment was fully impaired and as a result an impairment charge of $15,400,000 was taken.

Although the investment was impaired, the product development is still ongoing. The carrying amount of this investment at June 30, 2021 and December 2020, was $0 and $0, respectively.

On May 28, 2021, the parties agreed to amend the Tokenize Agreement to expand territory granted for the Technology Portfolio under the license to GBT Tokenize to include the entire continental United States. The Company has further agreed to issue GBT Tokenize an additional 700,000,000 shares of common stock of the Company. The shares were valued at $15,400,000.

The Company pledged its 50% ownership in GBT Tokenize and its 100% ownership of Greenwich to Tokenize to secure its Technology Portfolio investment. The Company shall appoint two directors and Tokenize shall appoint one director of GBT Tokenize.

On June 30, 2021 Tokenize, in an agreement that the Company is not a party to, irrevocably assigned all its rights in GBT Tokenize, including all its rights per the Tokenize Agreement, The Gonzalez Consulting agreement and the pledge agreement, to the benefit of Magic International Argentina FC, S.L a third party (“Magic”). On June 30, 2021 Magic irrevocably assigned to Stanley Hills, LLC its credit balance accrued per the consulting agreement.

Note 7 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2021 and December 31, 2020 consist of the following:

	June 30,	December 31,
	2021	2020
Accounts payable	$872,815	$1,045,778
Accrued interest	2,358,369	1,876,005
Deposits	249,675	249,675
Other	32,500	182,200
Accounts Payable and Accrued Expenses	$3,513,359	$3,353,658

Note 8 – Convertible Notes Payable

Convertible notes payable at June 30, 2021 and December 31, 2020 consist of the following:

	June 30,	December 31,
	2021	2020
Convertible note payable to GBT Technologies (IGOR 1)	$9,000,000	$10,000,000
Convertible notes payable to Redstart Holdings	396,600	347,400
Convertible note payable to Stanley Hills	346,116	1,009,469
Convertible note payable to Iliad	489,361	2,431,841
Total convertible notes payable	10,232,077	13,788,710
Unamortized debt discount	(291,967)	(362,004)
Convertible notes payable	9,940,110	13,426,706
Less current portion	(940,110)	(13,426,706)
Convertible notes payable, long-term portion	$9,000,000	$—

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

On May 19, 2021, the Company, Gonzalez, GBT-CR and IGOR 1 Corp entered into a Mutual Release and Settlement Agreement and Irrevocable Assignment of outstanding balance plus accrued interest (the “Gonzalez Agreement”). Pursuant to the Gonzalez Agreement, without any party admission of liability and to avoid litigation, the parties has agreed to (i) extend the GBT convertible note maturity date to December 31, 2022, (ii) amend the GBT convertible note terms to include a beneficial ownership blocker of 4.99% and a modified conversion feature to the GBT convertible note with 15% discount to the market price during the 20 trading day period ending on the latest complete trading day prior to the conversion date and (iii) provided for an assignment of the GBT convertible note by Gonzalez to a third party. As a result of the change in terms of this convertible note, the Company took a charge related to the modification of debt of $13,777,480 during the six months ended June 30, 2021.

During the six months ended June 30, 2021, IGOR 1 converted $340,000 of the convertible note into 20,000,000 shares of the Company’s common stock. Also, on June 24, 2021, the Company transferred 5,500,000 SURG shares received as repayment of $660,000 of this convertible note (See Note 4).

Redstart Holdings Corp.

Paid Off Notes

On August 4, 2020, the Company entered into a Securities Purchase Agreement with Redstart Holdings Corp., an accredited investor (“Redstart”) pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 1”) in the aggregate principal amount of $153,600 for a purchase price of $128,000. The Redstart Note No. 1 has a maturity date of November 3, 2021 and the Company has agreed to pay interest on the unpaid principal balance of the Redstart Note No. 1 at the rate of six percent (6%) per annum from the date on which the Redstart Note No. 1 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 1, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 1. The transactions described above closed on August 5, 2020. The outstanding principal amount of the Redstart Note No. 1 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 1 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 1), the Redstart Note No. 1 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 1. During the six months ended June 30, 2021, the entire amount of Note No. 1 of $153,600 plus accrued interest was converted into 11,326,619 shares of common stock.

On September 15, 2020, the Company entered into a Securities Purchase Agreement with Redstart pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 2”) in the aggregate principal amount of $93,600 for a purchase price of $78,000. The Redstart Note No. 2 has a maturity date of September 15, 2021 and the Company has agreed to pay interest on the unpaid principal balance of the Redstart Note No. 2 at the rate of six percent (6%) per annum from the date on which the Redstart Note No. 2 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 2, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 2. The transactions described above closed on September 16, 2020. The outstanding principal amount of the Redstart Note No. 2 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 2 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 2), the Redstart Note No. 2 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 2. During the six months ended June 30, 2021, the entire amount of Note No. 2 of $93,600 plus accrued interest was converted into 4,458,450 shares of common stock.

On December 9, 2020, the Company entered into a Securities Purchase Agreement with Redstart pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 3”) in the aggregate principal amount of $100,200 for a purchase price of $83,500. The Redstart Note No. 3 has a maturity date of December 9, 2021 and the Company has agreed to pay interest on the unpaid principal balance of the Redstart Note No. 3 at the rate of six percent (6%) per annum from the date on which the Redstart Note No. 3 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 3, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 3. The transactions described above closed on December 11, 2020. The outstanding principal amount of the Redstart Note No. 3 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 3 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 3), the Redstart Note No. 3 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 3. During the six months ended June 30, 2021, the entire amount of Note No. 3 of $100,200 plus accrued interest was converted into 6,779,105 shares of common stock.

Outstanding Notes

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

On May 26, 2021, the Company entered into a Securities Purchase Agreement with Redstart pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 6”) in the aggregate principal amount of $106,200 for a purchase price of $88,500. The Redstart Note No. 6 has a maturity date of August 26, 2022 and the Company has agreed to pay interest on the unpaid principal balance of the Redstart Note No. 6 at the rate of six percent (6%) per annum from the date on which the Redstart Note No. 6 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 6, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 6. The transactions described above closed on March 17, 2021. The outstanding principal amount of the Redstart Note No. 6 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 6 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 6), the Redstart Note No. 6 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 6.

Stanley Hills LLC

The Company entered into a series of loan agreements with Stanley Hills LLC (“Stanley”) pursuant to which it received more than $1,000,000 in loans (the “Debt”) since May 2019 up to December 2019. On February 26, 2020, in order to induce Stanley to continue to provide funding, the Company and Stanley entered into a letter agreement providing that the current note payable balance due to Stanley in the amount of $1,214,900 may be converted into shares of common stock of the Company at a conversion price equal to 85% multiplied by the lowest one trading price for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. Stanley has agreed to restrict its ability to convert the Debt and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. During the six months ended June 30, 2021, Stanley converted $1,009,468 of its convertible note into 77,535,880 shares of the Company’s common stock, and during the six months ended June 30, 2021, Stanley loaned the Company an additional $521,385. Also, during the six months ended June 30, 2021, the Company transferred the SURG shares received as repayment of $600,000 of this convertible note (See Note 4). During the six months ended June 30, 2021, Gonzalez assigned all his accrued balances of $424,731 to Stanley in a private transaction that the Company is not part to (See Note 6). The balance of the Stanley debt at June 30, 2021 and December 31, 2020 was $346,116 and $1,009,469, respectively. The Stanley debt is secured via a pledge agreement on the SURG shares.

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

On February 27, 2020, the Company and Iliad entered into an Amendment to the Iliad Note (See Note 9) pursuant to which the maturity date of the Iliad Note was extended to August 27, 2020, provided that the Debt may be converted into shares of common stock of the Company at a conversion price equal to 80% multiplied by the lowest trading daily VWAP for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date, provided for the payment by the Company to Iliad of an extension fee equal to 7.5% of the outstanding balance of the Iliad Note resulting in a new balance of the Iliad Note of $2,765,983 and provided that the Company’s failure to deliver shares of common stock within three trading days of a conversion would result in an event of default. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. Iliad has agreed to restrict its ability to convert the Iliad Note and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock. On July 20, 2020 the Company and Iliad entered into agreement to extend the maturity of the Iliad Note until February 27, 2021 in consideration of an extension fee of $1,000. On February 28, 2021 the Company and Iliad entered into agreement to further extend the maturity of the Iliad Note until May 31, 2021 in consideration of an extension fee of $1,000 representing the third extension of the original note. On May 19, 2021, the Company and Iliad entered into agreement to further extend the maturity of the Iliad Note until August 31, 2021 in consideration of an extension fee of $1,000 representing the fourth extension of the original note. During the six months ended June 30, 2021, Iliad converted $2,010,000 of its convertible note into 140,101,351 shares of the Company’s common stock. The balance of the Iliad debt at June 30, 2021 and December 31, 2020 was $489,361 and $2,431,841.

Discounts on convertible notes

The Company recognized interest expense of $466,637 and $2,717,518 during the six months ended June 30, 2021 and 2020, respectively, related to the amortization of the debt discount on convertible notes. The unamortized debt discount at June 30, 2021 and December 31, 2020 was $291,967 and $362,004, respectively.

A roll-forward of the convertible notes payable from December 31, 2020 to June 30, 2021 is below:

	Principal	Debt
	Balance	Discount	Net
Convertible notes payable, December 31, 2020	$13,788,710	$(362,004)	$13,426,706
Issued for cash	851,884	—	851,884
Convertible note issued for accounts payable	424,731	—	424,731
Accrued interest added to convertible note	67,520	—	67,520
Payment with marketable securities	(1,260,000)	—	(1,260,000)
Original issue discount	66,100	—	66,100
Conversion to common stock	(3,706,868)	—	(3,706,868)
Debt discount related to new convertible notes	—	(396,600)	(396,600)
Amortization of debt discounts	—	466,637	466,637
Convertible notes payable, June 30, 2021	$10,232,077	$(291,967)	$9,940,110

Note 9 - Notes Payable

Notes payable at June 30, 2021 and December 31, 2020 consist of the following:

	June 30,	December 31,
	2021	2020
RWJ acquisition note	$2,600,000	$2,600,000
SBA loan	150,000	150,000
Promissory note to Alpha Eda	140,000	140,000
Total notes payable	2,890,000	2,890,000
Unamortized debt discount	—	—
Notes payable	2,890,000	2,890,000
Less current portion	(2,740,000)	(2,741,737)
Notes payable, long-term portion	$150,000	$148,263

RWJ Acquisition Note

In connection with the acquisition of RWJ in September 2017, the Company issued a note payable. The note accrues interest at 3.5% per annum, was due on December 31, 2019 and is secured by the assets purchased in the acquisition. The Company contests the validity of the note, as such the note has not been repaid as of June 30, 2021. (See Note 14). The balance of the note at June 30, 2021 was $2,600,000 plus accrued interest of $359,631. The balance of the note at December 31, 2020 was $2,600,000 plus accrued interest of $307,631.

SBA Loan

On June 22, 2020, the Company received a loan from the Small Business Administration under the Economic Injury Disaster Loan (“EIDL”) program related to the COVID-19 relief efforts. The loan bears interest at 3.75% per annum, requires monthly principal and interest payments of $731 after 12 months from funding and is due 30 years from the date of issuance. The monthly payments have been extended by the SBA to all EIDL borrower with additional 12 months. Monthly payments will commenced on or around June 2022. The balance of the note at June 30, 2021 was $150,000 plus accrued interest of $5,879. The balance of the note at December 31, 2020 was $150,000 plus accrued interest of $3,067.

Alpha Eda

On November 15, 2020, the Company issued a promissory note to Alpha Eda, LLC (“Alpha”) for $140,000. The note accrues interest at 10% per annum, is unsecured and is due on June 30, 2021. On June 20, 2021 Alpha and the Company extended the note maturity to December 31, 2021. The balance of the note at June 30, 2021 was $140,000 plus accrued interest of $8,802. The balance of the note at December 31, 2020 was $140,000 plus accrued interest of $1,803.

Discounts on Promissory Note

The Company recognized interest expense of $0 and $47,671 during the six months ended June 30, 2021 and 2020, respectively related to the amortization of the debt discount on notes payable.

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

The Company uses a weighted average Black-Scholes option pricing model with the following assumptions to measure the fair value of derivative liability at June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020

Stock price	$0.017	$0.017
Risk free rate	0.07%	0.10%
Volatility	210%	275%
Conversion/ Exercise price	$.012-.013	$.008-.0085
Dividend rate	0%	0%

The following table represents the Company’s derivative liability activity for the six months ended June 30, 2021:

Derivative liability balance, December 31, 2020	$5,262,448
Debt modification	13,777,480
Issuance of derivative liability during the period	919,420
Fair value of beneficial conversion feature of debt converted	(9,729,456)
Change in derivative liability during the period	793,186
Derivative liability balance, June 30, 2021	$11,023,078

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

During the six months ended June 30, 2021, the Company had the following transactions in its common stock:

●	issued an aggregate of 260,201,405 shares for the conversion of convertible notes of $3,706,868 and accrued interest of $8,685;

●	issued 12,250,000 shares to consultants for services rendered. The value of the shares of $281,750 was determined based on the closing stock price of the Company’s common stock on the grant date; and

●	issued 700,000,000 shares to GBT Tokenize for a joint venture agreement. The value of the common stock of $15,400,000 was determined based on the closing stock price of the Company’s common stock on the grant date

During the six months ended June 30, 2020, the Company had the following transactions in its common stock:

●	issued an aggregate of 60,454,245 for the conversion of convertible notes of $624,889

●	issued 100,000,000 shares to GBT Tokenize for a joint venture agreement. The value of the common stock of $5,500,000 was determined based on the closing stock price of the Company’s common stock on the grant date.

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

As of June 30, 2021, and December 31, 2020, there were 45,000 Series B Preferred Shares outstanding.

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

As of June 30, 2021, and December 31, 2020, there were 700 Series C Preferred Shares outstanding.

Series D Preferred Shares

As of June 30, 2021, and December 31, 2020, there are 0 and 0 shares of Series D Preferred Shares outstanding, respectively.

Series G Preferred Shares

As of June 30, 2021, and December 31, 2020, there are 0 and 0 shares of Series G Preferred Shares outstanding, respectively.

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

As of June 30, 2021, and December 31, 2020, there are 20,000 shares of Series H Preferred Shares outstanding.

Warrants

 The following is a summary of warrant activity.

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2020	19,643,500	$1.50	1.76	$—
Granted	—
Forfeited	—
Exercised	—
Outstanding, June 30, 2021	19,643,500	$1.50	1.26	$—
Exercisable, June 30, 2021	19,643,500	$1.50	1.26	$—

The exercise price for warrant outstanding and exercisable at June 30, 2021:

Outstanding		Exercisable

Number of	Exercise	Number of	Exercise
Warrants	Price	Warrants	Price
15,880,000	$0.50	15,880,000	$0.50
3,000,000	1.85	3,000,000	1.85
500,000	2.70	500,000	2.70
20,000	31.90	20,000	31.90
100,000	50.00	100,000	50.00
75,000	75.00	75,000	75.00
50,000	100.00	50,000	100.00
10,000	235.00	10,000	235.00
7,500	250.00	7,500	250.00
1,000	280.00	1,000	280.00
19,643,500		19,643,500

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

On March 6, 2020, the Company through Greenwich, entered into the Tokenize Agreement with Tokenize, which is owned by a Costa Rica Trust represented by Gonzalez. Gonzalez also represents Gonzalez Costa Rica Trust, which holds a note in the principal amount of $10,000,000 and is also a shareholder of the Company. Under the Tokenize Agreement, the parties formed GBT Tokenize. The purpose of GBT Tokenize is to develop Technology Portfolio, throughout the State of California. Upon generating any revenue from the Technology Portfolio, the Joint Venture will earn the first right of refusal for other territories. Tokenize shall contribute the services and resources for the development of the Technology Portfolio to GBT Tokenize. The Company contributed 100,000,000 GBT Shares to GBT Tokenize. Tokenize and the Company will each own 50% of GBT Tokenize. The Company pledged its 50% ownership in GBT Tokenize and its 100% ownership of Greenwich to Tokenize to secure its Technology Portfolio investment. The Company shall appoint two directors and Tokenize shall appoint one director of GBT Tokenize. In addition, GBT Tokenize and Gonzalez entered into a Consulting Agreement in which Gonzalez is engaged to provide services in consideration of $33,333.33 per month payable quarterly which may be paid in shares of common stock calculated by the amount owed divided by the Company’s 10-day VWAP. Gonzalez will provide services in connection with the development of the business as well as GBT Tokenize’s capital raising efforts. The term of the Consulting Agreement is two years. During the six months ended June 30, 2021, Gonzalez assigned all his accrued balances of $424,731 to Stanley Hills in a private transaction that the Company is not part to. The closing of the Tokenize Agreement occurred on March 9, 2020. Through this Joint Venture the parties commenced development of an intelligent human vital signs’ device, which we currently refer to as the qTerm. The platform is an expansion of the existing license agreement with GBT Tokenize Corp., which provided GBT Tokenize Corp. with an exclusive territory of California to develop certain of the Company’s technology. A provisional patent application for the qTerm Medical Device was filed on March 30, 2020 with the USPTO. The application has been assigned serial number 63001564. The Joint Venture completed successfully the first prototype. There is no guarantee that the Company will be successful in researching, developing or implementing this product into the market. In order to successfully implement this concept, the Company will need to raise adequate capital to support its research and, if successfully researched, developed and granted regulatory approval, the Company would need to enter into a strategic relationship with a third party that has experience in manufacturing, selling and distributing this product. There is no guarantee that the Company will be successful in any or all of these critical steps. On June 30, 2021 Tokenize, in an agreement that the Company is not a party to, irrevocably assigned all its rights in GBT Tokenize, including all its rights per the Tokenize Agreement, The Gonzalez Consulting agreement and the pledge agreement, to the benefit of Magic International Argentina FC, S.L a third party (“Magic”).

Note 14 - Contingencies

Legal Proceedings

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business. There is currently no litigation that management believes will have a material impact on the financial position of the Company.

On or around January 30, 2019, RWJ Advanced Marketing, LLC, Greg Bauer, and Warren Jackson sued the Company and multiple third and related parties in Superior Court of the State of California - County of Los Angeles, General District in connection with the acquisition of UGO in September 2017. The case number is 19STCV03320 (the “Original Lawsuit”). The complaint in the Original Lawsuit alleges breach of contract, among other causes of action. The Company answered the complaint and filed a cross-complaint against the plaintiffs in the case and third parties on or around February 15, 2019. On or about September 10, 2020, the Company through its agent of service was “served” with a complaint (the Company contested service) that was recently filed against the Company and third parties by Robert Warren Jackson and Gregory Bauer in Los Angeles Superior Court Case No.: 20STCV32709 (“Second Lawsuit”). In the Original Lawsuit filed, the court rejected the plaintiff’s claims that they were filing a purported quasi-derivative lawsuit. As such, in this current litigation, the plaintiff is now again claiming the action is a derivative lawsuit. On October 13, 2020, the Second Lawsuit was removed by other defendants into Central District of California (CASE NO. 2:20−cv−09399−RGK−AGR). On February 2, 2021 The Central District of California dismissed the entire Second Lawsuit based on “demand futility”. In the Original lawsuit, the Company filed a cross complaint against the plaintiff and other third parties. Recently, the court has scheduled various hearings and a trial date set for December 27, 2021. It was the Company’s intention to dividend its holdings of its wholly owned subsidiary Ugopherservices Corp. (“UGO”). As UGO is the main dispute in the litigations described above, the Company has elected to sell UGO to a third-party effective July 1, 2020 (See Note 3). On September 17, 2020, the Company terminated Greg Bauer as consultant (resulting from the sale of UGO), which he confirmed in writing. On or about June 14, 2021 the Company stipulated with plaintiff that all third parties will be released and plaintiff to file a new first amendment complaint that will name only the Company. As such all third parties other than prior transfer agent of the Company have been dismissed from this litigation.

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

On June 24, 2021 per the June 23, 2020 Agreement, the Company together with AltCorp issued via registered mail to SURG and its transfer agent, a true-up shares demand for an additional 14,870,370 SURG shares as calculated per the Agreement. As of the filing date of this report, neither SURG nor its transfer agent answer to the Company request.

Note 15 – Concentrations

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments. There have been no losses in these accounts through June 30, 2021.

Note 16 – Loss on Debt Modification

On May 19, 2021, the Company, Gonzalez, GBT-CR and IGOR 1 Corp entered into a Mutual Release and Settlement Agreement and Irrevocable Assignment of outstanding balance plus accrued interest (the “Gonzalez Agreement”). Pursuant to the Gonzalez Agreement, without any party admission of liability and to avoid litigation, the parties has agreed to (i) extend the GBT convertible note maturity date to December 31, 2022, (ii) amend the GBT convertible note terms to include a beneficial ownership blocker of 4.99% and a modified conversion feature to the GBT convertible note with 15% discount to the market price during the 20 trading day period ending on the latest complete trading day prior to the conversion date and (iii) provided for an assignment of the GBT convertible note by Gonzalez to a third party. As a result of the change in terms of this convertible note, the Company took a charge related to the modification of debt of $13,777,480 during the six months ended June 30, 2021.

Note 17 - Subsequent Events

Management has evaluated events that occurred subsequent to the end of the reporting period shown herein:

The Company issued 78,951,394 shares of common stock in connection with the conversion of $959,600 of convertible notes.

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

This section of the report should be read together with Footnotes of the Company audited financials for the year ended December 31, 2020, the unaudited statements of operations for the three and six months ended June 30, 2021 and 2020 are compared in the sections below.

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

Tokenize shall contribute the services and resources for the development of the Technology Portfolio to GBT Tokenize. The Company shall contribute 100,000,000 shares of common stock of the Company (“GBT Shares”) to GBT Tokenize. Tokenize and the Company will each own 50% of GBT Tokenize. The shares were valued at $5,500,000.

On May 28, 2021, the parties agreed to amend the Tokenize Agreement to expand territory granted for the Technology Portfolio under the license to GBT Tokenize to include the entire continental United States. The Company has further agreed to issue GBT Tokenize an additional 700,000,000 shares of common stock of the Company. The shares were valued at $15,400,000.

The Company pledged its 50% ownership in GBT Tokenize and its 100% ownership of Greenwich to Tokenize to secure its Technology Portfolio investment. The Company shall appoint two directors and Tokenize shall appoint one director of GBT Tokenize.

On June 30, 2021 Tokenize, in an agreement that the Company is not a party to, irrevocably assigned all its rights in GBT Tokenize, including all its rights per the Tokenize Agreement, The Gonzalez Consulting agreement and the pledge agreement, to the benefit of Magic International Argentina FC, S.L a third party (“Magic”). On June 30, 2021 Magic irrevocably assigned to Stanley Hills, LLC its credit balance accrued per the consulting agreement.

In addition, GBT Tokenize and Gonzalez entered into a Consulting Agreement in which Gonzalez is engaged to provide services in consideration of $33,333.33 per month payable quarterly which may be paid in shares of common stock calculated by the amount owed divided by the Company’s 10-day VWAP. Gonzalez will provide services in connection with the development of the business as well as GBT Tokenize’s capital raising efforts. The term of the Consulting Agreement is two years. The closing of the Tokenize Agreement occurred on March 9, 2020. This investment was fully impaired as of June 30, 2021.

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

An outbreak of respiratory illness caused by COVID-19 emerged in Wuhan city, Hubei province, PRC, in late 2019 and expanded globally. COVID-19 is considered to be highly contagious and poses a serious public health threat.

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

We cannot foresee whether the outbreak of COVID-19 and its variants will continue to be effectively contained. If the outbreak of COVID-19 is not effectively and timely controlled, our business operations and financial condition may be materially and adversely affected as a result of the deteriorating market outlook for sales, the slowdown in regional and national economic growth, weakened liquidity and financial condition of our customers and vendors or other factors that we cannot foresee. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment, cause uncertainties, cause our business to suffer in ways that we cannot predict and materially and adversely impact our business, financial condition and results of operations.

Results of Operations:

Three Months ended June 30, 2021 and 2020

A comparison of the statements of operations for the three months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended June 30		Change
	2021	2020	$	%

Sales - related party	$45,000	$45,000	$—	0.0%
Operating expenses	16,100,213	572,858	15,527,355	2710.5%
Loss from operations	(16,055,213)	(527,858)	(15,527,355)	2941.6%
Other expense	(10,993,442)	(3,104,071)	(7,889,371)	254.2%
Loss before provision for income taxes	(27,048,655)	(3,631,929)	(23,416,726)	644.7%
Provision for income taxes	—	—	—
Loss from continued operations	(27,048,655)	(3,631,929)	(23,416,726)	644.7%
Discontinued operations	—	35,566	(35,566)	-100.0%
Net loss	$(27,048,655)	$(3,596,363)	$(23,452,292)	652.1%

Sales for both the three months ended June 30, 2021 and 2020 were $45,000. Sales are derived from providing IT consulting services to a related party.

Operating expenses for the three months ended June 30, 2021 were $16,100,213, compared to $572,858 for the same period in 2020. The increase of $15,527,355 or 2,710.5% was principally due to an impairment charge of $15,400,000 in 2021.

Other expense for the three months ended June 30, 2021 was $10,993,442, an increase of $7,889,371 or 254.2% from $3,104,071 for the same period in 2020. The increase is principally due to a loss on debt modification due to the change in the fair value of the derivative liability, offset by a decrease in amortization of debt discount and by a decrease in loss on exchange of assets.

The operating results of our discontinued operations for Ugopherservices for the three months ended June 30, 2021 and 2020 is summarized below:

	Three Months Ended June 30,
	2021	2020
Revenue	$—	$4,029,102
Cost of revenue	—	3,855,309
Gross Profit	—	173,793
Operating expenses	—	138,227
Loss from operations	—	35,566
Other income (expenses)	—	—
Net income	$—	$35,566

Net loss for the three months ended June 30, 2021 was $27,048,655 compared to $3,596,363 for the same period in 2020 due to the factors described above.

Six months ended June 30, 2021 and 2020

A comparison of the statements of operations for the six months ended June 30, 2021 and 2020 is as follows:

	Six Months Ended June 30,		Change
	2021	2020	$	%

Sales - related party	$90,000	$90,000	$—	0.0%
Operating expenses	16,940,471	6,451,874	10,488,597	162.6%
Loss from operations	(16,850,471)	(6,361,874)	(10,488,597)	164.9%
Other expense	(15,573,793)	(7,225,405)	(8,348,388)	115.5%
Loss before provision for income taxes	(32,424,264)	(13,587,279)	(18,836,985)	138.6%
Provision for income taxes	—	—	—
Loss from continued operations	(32,424,264)	(13,587,279)	(18,836,985)	138.6%
Discontinued operations	—	(16,924)	16,924	-100.0%
Net loss	$(32,424,264)	$(13,604,203)	$(18,820,061)	138.3%

Sales for both the six months ended June 30, 2021 and 2020 were $90,000. Sales are derived from providing IT consulting services to a related party.

Operating expenses for the six months ended June 30, 2021 were $16,940,471, compared to $6,451,874 for the same period in 2020. The increase of $10,488,597 or 162.6% was principally due to an impairment charge of $15,400,000 in 2021 compared to an impairment charge of $5,500,000 in 2020.

Other expense for the six months ended June 30, 2021 was $15,573,793, an increase of $8,348,388 or 115.5% from $7,225,405 for the same period in 2020. The increase is principally due to a loss on debt modification offset by a decrease in amortization of debt discount and by a decrease in loss on exchange of assets.

 The operating results of our discontinued operations for Ugopherservices for the six months ended June 30, 2021 and 2020 is summarized below:

	Six Months Ended June 30,
	2021	2020
Revenue	$—	$8,291,842
Cost of revenue	—	7,900,122
Gross Profit	—	391,720
Operating expenses	—	408,644
Loss from operations	—	(16,924)
Other income (expenses)	—	—
Net loss	$—	$(16,924)

Net loss for the six months ended June 30, 2021 was $32,424,264 compared to $13,604,203 for the same period in 2020 due to the factors described above.

Liquidity and Capital Resources

Our cash and restricted cash were $18,456 and $282,340, respectively, at June 30, 2021 and $113,034 and $402,532, respectively, at December 31, 2020. Cash used in operating activities during the six months ended June 30, 2021 was $946,462, compared to $343,934 during the same period in 2020. Significant differences exist between the periods, including, loss on debt modification, impairment of assets, loss on exchange of assets and amortization of debt discount. Our working capital position improved going from a working capital deficit of $27,710,040 at December 31, 2020 to a working capital deficit of $23,505,808 at June 30, 2021, principally as a result modification of debt terms for a convertible note to extend the due date beyond one year. Cash flows used in investing activities were $0 during the six months ended June 30, 2021, compared to $4,200 for the same period in 2020. Cash from financing activities for the six months ended June 30, 2021 was $851,884, compared to $604,445 for the same period in 2020. The increase is due to the issuance of convertible notes in 2021.

We sustained net losses of $32,424,264 for the six months ended June 30, 2021. In addition, we had a working capital deficit of $23,505,808 and accumulated deficit of $303,075,603 at June 30, 2021. We have historically financed our operations with proceeds from the sale of convertible notes. There is no guarantee that convertible note financing or other sources of capital will be available to the Company going forward.

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

On May 19, 2021, the Company, Gonzalez, GBT-CR and IGOR 1 Corp entered into a Mutual Release and Settlement Agreement and Irrevocable Assignment of outstanding balance plus accrued interest (the “Gonzalez Agreement”). Pursuant to the Gonzalez Agreement, without any party admission of liability and to avoid litigation, the parties has agreed to (i) extend the GBT convertible note maturity date to December 31, 2022, (ii) amend the GBT convertible note terms to include a beneficial ownership blocker of 4.99% and a modified conversion feature to the GBT convertible note with 15% discount to the market price during the 20 trading day period ending on the latest complete trading day prior to the conversion date and (iii) provided for an assignment of the GBT convertible note by Gonzalez to a third party.

During the six months ended June 30, 2021, IGOR 1 converted $340,000 of the convertible note into 20,000,000 shares of the Company’s common stock. Also, on June 24, 2021, the Company transferred 5,500,000 SURG shares received as repayment of $660,000 of this convertible note.

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

RWJ Acquisition Note

In connection with the acquisition of RWJ in September 2017, the Company issued a note payable. The note accrues interest at 3.5% per annum, was due on December 31, 2019 and is secured by the assets purchased in the acquisition. The Company contests the validity of the note, as such the note has not been repaid as of December 31, 2020. (see Item 3 – Legal Proceedings). The balance of the note at June 30, 2021 was $2,600,000 plus accrued interest of $359,631.

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

Redstart Holdings Corp.

Paid-Off Notes

On August 4, 2020, the Company entered into a Securities Purchase Agreement with Redstart Holdings Corp., an accredited investor (“Redstart”) pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 1”) in the aggregate principal amount of $153,600 for a purchase price of $128,000. The Redstart Note No. 1 has a maturity date of November 3, 2021 and the Company has agreed to pay interest on the unpaid principal balance of the Redstart Note No. 1 at the rate of six percent (6%) per annum from the date on which the Redstart Note No. 1 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 1, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 1. The transactions described above closed on August 5, 2020. The outstanding principal amount of the Redstart Note No. 1 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 1 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 1), the Redstart Note No. 1 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 1. During the six months ended June 30, 2021, the entire amount of Note No. 1 of $153,600 plus accrued interest was converted into 11,326,619 shares of common stock.

On September 15, 2020, the Company entered into a Securities Purchase Agreement with Redstart pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 2”) in the aggregate principal amount of $93,600 for a purchase price of $78,000. The Redstart Note No. 2 has a maturity date of September 15, 2021 and the Company has agreed to pay interest on the unpaid principal balance of the Redstart Note No. 2 at the rate of six percent (6%) per annum from the date on which the Redstart Note No. 2 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 2, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 2. The transactions described above closed on September 16, 2020. The outstanding principal amount of the Redstart Note No. 2 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 2 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 2), the Redstart Note No. 2 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 2. During the six months ended June 30, 2021, the entire amount of Note No. 2 of $93,600 plus accrued interest was converted into 4,458,450 shares of common stock.

On December 9, 2020, the Company entered into a Securities Purchase Agreement with Redstart pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 3”) in the aggregate principal amount of $100,200 for a purchase price of $83,500. The Redstart Note No. 3 has a maturity date of December 9, 2021 and the Company has agreed to pay interest on the unpaid principal balance of the Redstart Note No. 3 at the rate of six percent (6%) per annum from the date on which the Redstart Note No. 3 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 3, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 3. The transactions described above closed on December 11, 2020. The outstanding principal amount of the Redstart Note No. 3 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 3 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 3), the Redstart Note No. 3 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 3. During the six months ended June 30, 2021, the entire amount of Note No. 3 of $100,200 plus accrued interest was converted into 6,779,105 shares of common stock.

Outstanding Notes

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

On May 26, 2021, the Company entered into a Securities Purchase Agreement with Redstart pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 6”) in the aggregate principal amount of $106,200 for a purchase price of $88,500. The Redstart Note No. 6 has a maturity date of August 26, 2022 and the Company has agreed to pay interest on the unpaid principal balance of the Redstart Note No. 6 at the rate of six percent (6%) per annum from the date on which the Redstart Note No. 6 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 6, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 6. The transactions described above closed on March 17, 2021. The outstanding principal amount of the Redstart Note No. 6 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 6 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 6), the Redstart Note No. 6 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 6.

Iliad Research and Trading

On February 27, 2019, the Company entered into a note purchase agreement with a third-party investor - Iliad Research and Trading, L.P.(“Iliad”), pursuant to which the Company issued a promissory note for the original principal amount of $2,325,000. The promissory note had an original issue discount of $300,000 and the inventor paid consideration of $2,025,000 to the Company, of which $25,000 was paid for legal expenses. The outstanding balance of the promissory note is to be paid on the one-year anniversary of the issuance of the note. Interest on the note accrues at the rate of 10% per annum compounding daily. Subject to the terms and conditions set forth in the note, the Company may prepay all or any portion of the outstanding balance of the note at any time in an amount in cash equal to 120% of the amount repaid. In connection with transactions that generate less than $1,000,000 in proceeds, the Company has agreed to not issue any debt instrument or incurrence of any debt other than trade payables in the ordinary course of business, any securities or agreements to sell common stock with anti-dilution or price reset/reduction features or any securities that are or may be become convertible or exercisable into common stock with a price that varies with the market price of the common stock (collectively, “Restricted Issuance Transaction”). The outstanding balance of the Note will be increased by 5% in the event the Company enters into a Restricted Issuance Transaction that is approved by Iliad. The original issue discount is being amortized to interest expense over the term of the promissory note. On February 27, 2020, the Company and Iliad entered into an Amendment to the Iliad Note pursuant to which the maturity date of the Iliad Note was extended to August 27, 2020, provided that the Debt may be converted into shares of common stock of the Company at a conversion price equal to 80% multiplied by the lowest trading daily VWAP for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date, provided for the payment by the Company to Iliad of an extension fee equal to 7.5% of the outstanding balance of the Iliad Note resulting in a new balance of the Iliad Note of $2,765,983 and provided that the Company’s failure to deliver shares of common stock within three trading days of a conversion would result in an event of default. Iliad has agreed to restrict its ability to convert the Iliad Note and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock. On July 20, 2020 the Company and Iliad entered into agreement to extend the maturity of the Iliad Note until February 27, 2021 in consideration of an extension fee of $1,000. During 2020, Iliad converted $539,000 of its convertible note to 53,175,795 shares of the Company’s common stock. On February 28, 2021 the Company and Iliad entered into agreement to further extend the maturity of the Iliad Note until May 31, 2021 in consideration of an extension fee of $1,000 representing the third extension of the original note. On May 19, 2021, the Company and Iliad entered into agreement to further extend the maturity of the Iliad Note until August 31, 2021 in consideration of an extension fee of $1,000 representing the fourth extension of the original note. During the six months ended June 30, 2021, Iliad converted $2,010,000 of its convertible note into 140,101,351 shares of the Company’s common stock. The balance of the Iliad debt at June 30, 2021 and December 31, 2020 was $489,361 and $2,431,841.

Stanley Hills LLC

The Company entered into a series of loan agreements with Stanley Hills LLC (“Stanley”) pursuant to which it received more than $1,000,000 in loans (the “Debt”) since May 2019 up to December 2019. On February 26, 2020, in order to induce Stanley to continue to provide funding, the Company and Stanley entered into a letter agreement providing that the current note payable balance due to Stanley in the amount of $1,214,900 may be converted into shares of common stock of the Company at a conversion price equal to 85% multiplied by the lowest one trading price for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. Stanley has agreed to restrict its ability to convert the Debt and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. During the six months ended June 30, 2021, Stanley converted $1,009,468 of its convertible note into 77,535,880 shares of the Company’s common stock, and during the six months ended June 30, 2021, Stanley loaned the Company an additional $521,385. Also, during the six months ended June 30, 2021, the Company transferred the SURG shares received as repayment of $600,000 of this convertible note (See Note 4). During the six months ended June 30, 2021, Gonzalez assigned all his accrued balances of $424,731 to Stanley in a private transaction that the Company is not part to. The balance of the Stanley debt at June 30, 2021 and December 31, 2020 was $346,116 and $1,009,469, respectively. The Stanley debt is secured via a pledge agreement on the SURG shares.

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

On May 19, 2021, the Company, Gonzalez, GBT-CR and IGOR 1 Corp entered into a Mutual Release and Settlement Agreement and Irrevocable Assignment of outstanding balance plus accrued interest (the “Gonzalez Agreement”). Pursuant to the Gonzalez Agreement, without any party admission of liability and to avoid litigation, the parties has agreed to (i) extend the GBT convertible note maturity date to December 31, 2022, (ii) amend the GBT convertible note terms to include a beneficial ownership blocker of 4.99% and a modified conversion feature to the GBT convertible note with 15% discount to the market price during the 20 trading day period ending on the latest complete trading day prior to the conversion date and (iii) provided for an assignment of the GBT convertible note by Gonzalez to a third party.

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

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of June 30, 2021, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

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

 Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2021, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business. There is currently no litigation that management believes will have a material impact on the financial position of the Company.

On or around January 30, 2019, RWJ Advanced Marketing, LLC, Greg Bauer, and Warren Jackson sued the Company and multiple third and related parties in Superior Court of the State of California - County of Los Angeles, General District in connection with the acquisition of UGO in September 2017. The case number is 19STCV03320 (the “Original Lawsuit”). The complaint in the Original Lawsuit alleges breach of contract, among other causes of action. The Company answered the complaint and filed a cross-complaint against the plaintiffs in the case and third parties on or around February 15, 2019. On or about September 10, 2020, the Company through its agent of service was “served” with a complaint (the Company contested service) that was recently filed against the Company and third parties by Robert Warren Jackson and Gregory Bauer in Los Angeles Superior Court Case No.: 20STCV32709 (“Second Lawsuit”). In the Original Lawsuit filed, the court rejected the plaintiff’s claims that they were filing a purported quasi-derivative lawsuit. As such, in this current litigation, the plaintiff is now again claiming the action is a derivative lawsuit. On October 13, 2020, the Second Lawsuit was removed by other defendants into Central District of California (CASE NO. 2:20−cv−09399−RGK−AGR). On February 2, 2021 The Central District of California dismissed the entire Second Lawsuit based on “demand futility”. In the Original lawsuit, the Company filed a cross complaint against the plaintiff and other third parties. Recently, the court has scheduled various hearings and a trial date set for December 27, 2021. It was the Company’s intention to dividend its holdings of its wholly owned subsidiary Ugopherservices Corp. (“UGO”). As UGO is the main dispute in the litigations described above, the Company has elected to sell UGO to a third-party effective July 1, 2020. On September 17, 2020, the Company terminated Greg Bauer as consultant (resulting from the sale of UGO), which he confirmed in writing. On or about June 14, 2021 the Company stipulated with plaintiff that all third parties will be released and plaintiff is to file a new first amendment complaint that will name only the Company. As such all third parties other than prior transfer agent of the Company bee dismissed from this litigation.

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

On June 24, 2021 per the June 23, 2020 Agreement, the Company together with AltCorp issued via registered mail to SURG and its transfer agent, a true-up shares demand for an additional 14,870,370 SURG shares as calculated per the Agreement. As of the filing date of this report, neither SURG nor its transfer agent answer to the Company request.

 Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2021, the Company had the following transactions in its common stock:

●	issued an aggregate of 36,015,558 shares for the conversion of convertible notes of $590,200 and accrued interest of $2,505;

●	issued 700,000,000 shares to GBT Tokenize for a joint venture agreement. The value of the common stock of $15,400,000 was determined based on the closing stock price of the Company s common stock on the grant date.

On May 26, 2021, the Company entered into a Securities Purchase Agreement with Redstart pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 6”) in the aggregate principal amount of $106,200 for a purchase price of $88,500. The Redstart Note No. 6 has a maturity date of August 26, 2022 and the Company has agreed to pay interest on the unpaid principal balance of the Redstart Note No. 6 at the rate of six percent (6%) per annum from the date on which the Redstart Note No. 6 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 6, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 6. The transactions described above closed on March 17, 2021. The outstanding principal amount of the Redstart Note No. 6 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 6 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 6), the Redstart Note No. 6 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 6.

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

Item 3. Defaults Upon Senior Securities

On or around January 30, 2019, RWJ Advanced Marketing, LLC, Greg Bauer, and Warren Jackson sued the Company and multiple third and related parties in Superior Court of the State of California - County of Los Angeles, General District in connection with the acquisition of UGO in September 2017. The case number is 19STCV03320 (the “Original Lawsuit”). The complaint in the Original Lawsuit alleges breach of contract, among other causes of action. The Company answered the complaint and filed a cross-complaint against the plaintiffs in the case and third parties on or around February 15, 2019. On or about September 10, 2020, the Company through its agent of service was “served” with a complaint (the Company contested service) that was recently filed against the Company and third parties by Robert Warren Jackson and Gregory Bauer in Los Angeles Superior Court Case No.: 20STCV32709 (“Second Lawsuit”). In the Original Lawsuit filed, the court rejected the plaintiff’s claims that they were filing a purported quasi-derivative lawsuit. As such, in this current litigation, the plaintiff is now again claiming the action is a derivative lawsuit. On October 13, 2020, the Second Lawsuit was removed by other defendants into Central District of California (CASE NO. 2:20−cv−09399−RGK−AGR). On February 2, 2021 The Central District of California dismissed the entire Second Lawsuit based on “demand futility”. In the Original lawsuit, the Company filed a cross complaint against the plaintiff and other third parties. Recently, the court has scheduled various hearings and a trial date set for December 27, 2021. It was the Company’s intention to dividend its holdings of its wholly owned subsidiary Ugopherservices Corp. (“UGO”). As UGO is the main dispute in the litigations described above, the Company has elected to sell UGO to a third-party effective July 1, 2020 (See Note 3). On September 17, 2020, the Company terminated Greg Bauer as consultant (resulting from the sale of UGO), which he confirmed in writing. On or about June 14, 2021 the Company stipulate with plaintiff that all third parties will be released and plaintiff to file a new first amendment complaint that will name only the Company. As such all third parties other than prior transfer agent of the Company bee dismissed from this litigation.

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

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1	Certificate of Incorporation of Forex International Trading Corp. (6)
3.2	Bylaws of Forex International Trading Corp. (6)
3.3	Certificate of Designation for Series A Preferred Stock (14)
3.4	Certificate of Designation for Series B Preferred Stock (21)
3.5	Certificate of Designation – Series C Preferred Stock (22)
3.6	Amendment to the Certificate of Designation for the Series B Preferred Stock (25)
3.7	Amendment to the Certificate of Designation for the Series C Preferred Stock(25)
3.8	Certificate of Change filed pursuant to NRS 78.209 (31)
3.9	Articles of Merger filed pursuant to NRS 92.A.200 (31)
3.10	Certificate of Amendment to the Articles of Incorporation of Gopher Protocol Inc. (34)
3.11	Certificate of Change dated July 10, 2019 (67)
3.12	Articles of Merger by and between Gopher Protocol Inc. and GBT Technologies Inc. dated July 10, 2019(67)
3.13	Certificate of Correction to the Certificate of Change (68)
3.14	Certificate of Correction to the Articles of Merger by and between Gopher Protocol Inc. and GBT Technologies Inc. dated July 10, 2019 (68)
3.15	Certificate of Amendment to the Articles of Incorporation of GBT Technologies Inc. dated September 23, 2019 (72)
4.1	Convertible Promissory Note issued by the Company to ATL dated July 8, 2010 (3)
4.2	Secured and Collateralized Promissory Note issued by ATL to the Company dated July 8, 2010 (3)
4.3	Collateral and Security Agreement by and between Forex International Trading Group and ATL dated July 7, 2010 (3)
4.4	Promissory Note issued to Rasel Ltd. Dated October 6, 2009(7)
4.5	Promissory Note issued to Rasel Ltd. Dated October 20, 2009 (7)
4.6	Letter Agreement between Rasel Ltd. and Forex International Trading Corp. dated January 22, 2011 (8)
4.7	Letter Agreement by and between Forex International Trading Group and ATL dated November 8, 2010 (9)
4.8	6% Convertible Note issued to APH (11)
4.9	6% Convertible Debenture issued to HAM dated April 5, 2011 (14)
4.10	Promissory Note dated November 30, 2011 issued to Cordellia dioxo. in the amount of $1,000,000 (18)
4.11	$500,000 Convertible Promissory Note issued by Forex International Trading Corp. (23)
4.12	$400,000 Secured and Collateralized Promissory Note issued by Vulcan Oil & Gas Inc. (23)
4.13	Securities Purchase Agreement dated July 24, 2013 entered with Asher Enterprise Inc. (26)
4.14	Convertible Promissory Note issued to Asher Enterprises Inc. (26)
4.15	10% Convertible Debenture issued to GV Global Communications Inc. (30)
4.16	Amendment to 10% Convertible Promissory Debenture held by GV Global Communications, Inc. (32)
4.17	Series D Preferred Stock Certificate of Designation (32)
4.18	Common Stock Purchase Warrant (40)

4.19	6% Convertible Promissory Note issued by the Company to Guardian Patch LLC dated May 23, 2017 (41)
4.20	Securities Purchase Agreement entered with Crown Bridge Partners, LLC dated June 9, 2017 (42)
4.21	Convertible Promissory Note dated June 9, 2017 issued to Crown Bridge Partners LLC (42)
4.22	Convertible Promissory Note Back End Note dated June 9, 2017 issued to Crown Bridge Partners LLC (42)
4.23	Collateralized Secured Promissory Note Back End Note dated June 9, 2017 issued to Crown Bridge Partners LLC (42)
4.24	Securities Purchase Agreement entered with Eagle Equities, LLC dated June 9, 2017 (42)
4.25	Convertible Promissory Note issued to Eagle Equities, LLC dated June 9, 2017 (42)
4.26	Convertible Promissory Note issued to Eagle Equities, LLC dated June 9, 2017 (Back End Note) (42)
4.27	Form of Collateralized Secured Promissory Note dated June 9, 2017 issued by Eagle Equities, LLC (42)
4.28	Convertible Promissory Note dated June 7, 2017 issued to JSJ Investments Inc. (42)
4.29	Convertible Promissory Note dated June 29, 2017 issued to JSJ Investments Inc. (44)
4.30	Form of Warrant issued to Robert Warren Jackson, Gregory Bauer, Michael Murray and Guardian Patch, LLC dated September 1, 2017 (45)
4.31	Balloon Note payable by Gopher Protocol Inc. to RWJ Advanced Marketing, LLC dated September 1, 2017 (45)
4.32	Securities Purchase Agreement entered with Eagle Equities, LLC dated September 13, 2017 (46)
4.33	Convertible Promissory Note issued to Eagle Equities, LLC dated September 13, 2017(46)
4.34	Convertible Promissory Note issued to Eagle Equities, LLC dated September 13, 2017 (Back End Note) (46)
4.35	Form of Collateralized Secured Promissory Note dated September 13, 2017 issued by Eagle Equities, LLC(46)
4.36	Securities Purchase Agreement dated October 2, 2017 between Gopher Protocol Inc. and Power Up Lending Group Ltd. (47)
4.37	Convertible Promissory Note dated October 2, 2017 issued to Power Up Lending Group Ltd. (47)
4.38	Securities Purchase Agreement entered with Labrys Fund, LP dated October 26, 2017 (49)
4.39	Convertible Promissory Note issued to Labrys Fund, LP dated October 26, 2017 (49)
4.40	Rescission Agreement entered between Gopher Protocol Inc. and Crown Bridge Partners, LLC dated October 23, 2017 (49)
4.41	Securities Purchase Agreement by and between Gopher Protocol Inc. and Eagle Equities, LLC dated December 29, 2017 (50)
4.42	Common Stock Purchase Warrant issued to Eagle Equities, LLC dated December 29, 2017 (50)
4.43	Certificate of Designation of the Preferences, Rights and Limitations of the Series G Convertible Preferred Stock (51)
4.44	Form of Securities Purchase Agreement entered with Bellridge Capital, LLC (52)
4.45	10% Convertible Debenture issued to Bellridge Capital, LLC dated March 2, 2018 (52)
4.46	Common Stock Purchase Warrant issued to Bellridge Capital, LLC dated March 2, 2018 (52)
4.47	Form of Warrant issued to Derron Winfrey, Dennis Winfrey, Mark Garner and JIL Venture dated March 1, 2018 (53)
4.48	Note payable by Gopher Protocol Inc. to ECS, LLC dated March 1, 2018 (53)
4.49	10% Convertible Debenture issued to Bellridge Capital, LP dated April 9, 2018 (54)
4.50	Common Stock Purchase Warrant issued to Bellridge Capital, LP dated April 9, 2018 (54)
4.51	Stock Option issued to Kevin Pickard dated April 16, 2018 (55)
4.52	Stock Option issued to Muhammad Khilji dated April 25, 2018 (56)
4.53	Securities Purchase Agreement by and between Gopher Protocol Inc. and Eagle Equities, LLC dated May 4, 2018 (57)
4.54	Series H Convertible Preferred Stock Certificate of Designation (65)
4.55	6% Convertible Note payable to Pablo Gonzalez dated June 17, 2019 (65)
4.56	Convertible Note payable to Glen Eagles Acquisition LP (66)
4.57	Amendment to Common Stock Purchase Warrant between Gopher Protocol Inc. and Glen Eagles Acquisition LP (66)

4.58	Second Amendment to Promissory Note between GBT Technologies Inc. and Ilaid Research and Trading LP dated July 20, 2020 (76)
4.59	Convertible Promissory Note August 4, 2020 issued to Redstart Holdings Corp. (77)
4.60	Fourth Amendment to Promissory Note between GBT Technologies Inc. and Iliad Research and Trading, L.P. dated May 14, 2020 – Executed May 19, 2021 (78)
4.61	Convertible Promissory Note May 26, 2021 issued to Redstart Holdings Corp. – Executed on May 27, 2021 (80)
10.1	Software Licensing Agreement dated April 12, 2010, by and between Forex International Trading Corp and Triple (1)
10.2	Employment Agreement dated April 23, 2010, by and between Forex International Trading Corp and Darren Dunckel (2)
10.3	Letter Agreement by and between Forex International Trading Corp. and Anita Atlas, dated July 29, 2010 (4)
10.4	Letter Agreement by and between Forex International Trading Corp. and Stewart Reich, dated July 29, 2010 (4)
10.5	Letter Agreement by and between Forex International Trading Corp. and Mr. William Glass, dated August 6, 2010 (5)
10.6	Share Exchange Agreement by and between Forex International Trading Corp. and APH (10)
10.7	Letter Agreement by and between Forex International Trading Corp., APH, Medirad Inc. and Rasel Ltd. (11)
10.8	Letter Amendment by and between Forex International Trading Corp. and William Glass, dated March 4, 2011 (13)
10.9	Letter Amendment by and between Forex International Trading Corp. and Stewart Reich, dated March 4, 2011 (13)
10.10	Employment Agreement by and between Forex International Trading Corp. and Liat Franco, dated March 7, 2011 (13)
10.11	Agreement between Forex International Trading Corp. and APH dated April 5, 2011 (14)
10.12	Conversion Agreement between MP and Forex International Trading Corp. dated April 5, 2011 (14)
10.13	Share Exchange Agreement between Forex International Trading Corp. and dated April 5, 2011 (14)
10.14	Agreement to Unwind and Mutual Release dated as of July 11, 2011 by and between Forex International Trading Corp., Forex NYC and Wheatley Investment Agreement by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)
10.15	Registration Rights Agreement with Centurion by and between Forex International Trading Corp. and Centurion Private Equity, LLC dated June 27, 2011 (16)
10.16	Intentionally Left Blank
10.17	Settlement Agreement by and between Forex International Trading Corp., A.T. Limited, Watford Holding Inc. and James Bay Holdings, Inc. dated November 1, 2011 (17)
10.18	Settlement and Foreclosure Agreement between Forex International Trading Corp., AP Holdings Limited, H.A.M Group Limited and Cordellia d.o.o.(18)
10.19	Annulment of Share Purchase Agreement dated December 5, 2011 between Triple 8 Limited, AP Holdings Limited, H.A.M Group Limited and 888 Markets (Jersey) Limited (18)
10.20	Promissory Note issued to Forex International Trading Corp. dated December 13, 2011 (19)
10.21	Stock Pledge Agreement executed by Fortune Market Media Inc. dated December 13, 2011 (19)
10.22	Conversion Agreement between the Company and GV Global Communications, Inc. (22)
10.23	Agreement by and between and Direct JV Investments Inc., Forex International Trading Corporation and Vulcan Oil & Gas Inc. dated January 7, 2013 (23)
10.24	Evaluation License Agreement dated September 2, 2013, by and between Forex International Trading Corp and Micrologic Design Automation, Inc. (27)
10.25	Letter Agreement dated January 2, 2014, by and between Forex International Trading Corp and Micrologic Design Automation, Inc. (28)
10.26	Settlement Agreement by and between Forex International Trading Corp. and Leova Dobris dated November 14, 2014 (29)
10.27	Exchange Agreement by and between Forex International Trading Corp. and Vladimir Kirish dated January 22, 2015 (30)

10.28	Exchange Agreement by and between Forex International Trading Corp. and GV Global Communications Inc. dated January 22, 2015 (30)
10.29	Agreement by and between Forex International Trading Corp. and Fleming PLLC dated January 22, 2015 (30)
10.30	Territorial License Agreement dated March 4, 2015, by and between Gopher Protocol Inc. and Hermes Roll LLC (32)
10.31	Amended and Restated Territorial License Agreement dated June 16, 2015 by and between Gopher Protocol Inc. and Hermes Roll LLC (35)
10.32	Letter Agreement dated August 20, 2015 by and between Gopher Protocol Inc. and Dr. Danny Rittman (36)
10.33	Consulting Agreement dated August 11, 2015, by and between Gopher Protocol Inc. and Michael Korsunsky (37)
10.34	Letter Agreement dated March 14, 2016 by and between Gopher Protocol Inc. and Dr. Danny Rittman. (38)
10.35	Amended and Restated Employment Agreement by and between Gopher Protocol Inc. and Dr. Danny Rittman dated April 19, 2016 (39)
10.36	Consulting Agreement dated September 10, 2016, by and between Gopher Protocol Inc. and Waterford Group LLC (40)
10.37	Conversion Agreement between the Company and Guardian Patch LLC dated May 23, 2017 (41)
10.38	Lock-Up and Leak-Out Agreement between the Company and Guardian Patch LLC dated June 26, 2017 (43)
10.39	Lock-Up and Leak-Out Agreement between the Company and Stanley Hills LLC dated June 29, 2017 (43)
10.40	Letter Agreement between the Company and Danny Rittman dated June 29, 2017 (43)
10.41	Asset Purchase Agreement between Gopher Protocol Inc. and RWJ Advanced Marketing, LLC dated September 1, 2017 (45)
10.42	Addendum to Asset Purchase Agreement between Gopher Protocol Inc. and RWJ Advanced Marketing, LLC dated September 1, 2017 (45)
10.43	Employment Agreement between Gopher Protocol Inc. and Gregory Bauer dated September 1, 2017 (45)
10.44	Consulting Agreement between Gopher Protocol Inc. and Guardian Patch, LLC dated September 1, 2017 (45)
10.45	Rescission Agreement between Gopher Protocol Inc. and Eagle Equities LLC dated December 31, 2017 (51)
10.46	Amendment of Lock-Up and Leak-Out Agreement between Gopher Protocol Inc. and Stanley Hills, LLC dated December 29, 2017(51)
10.47	Amendment of Lock-Up and Leak-Out Agreement between Gopher Protocol Inc. and Guardian Patch, LLC dated December 29, 2017(51)
10.48	Asset Purchase Agreement between Gopher Protocol Inc. and ECS Prepaid LLC dated March 1, 2018 (53)
10.49	Employment Agreement between Gopher Protocol Inc. and Derron Winfrey dated March 1, 2018(53)
10.50	Employment Agreement between Gopher Protocol Inc. and Mark Garner dated March 1, 2018(53)
10.51	Consulting Agreement between Gopher Protocol Inc. and J.I.L. Venture LLC dated March 1, 2018(53)
10.52	Executive Retention Agreement by and between Gopher Protocol Inc. and Kevin Pickard dated April 16, 2018 (55)
10.53	Indemnification Agreement by and between Gopher Protocol Inc. and Kevin Pickard dated April 16, 2018 (55)
10.54	Director Agreement by and between Gopher Protocol Inc. and Muhammad Khilji dated April 25, 2018 (56)

10.55	Indemnification Agreement by and between Gopher Protocol Inc. and Muhammad Khilji dated April 25, 2018 (56)
10.56	Director Agreement by and between Gopher Protocol Inc. and Robert Yaspan dated May 17, 2018 (58)
10.57	Director Agreement by and between Gopher Protocol Inc. and Judit Nagypal dated May 17, 2018 (58)
10.58	Director Agreement by and between Gopher Protocol Inc. and Ambassador Siegel dated May 17, 2018 (58)
10.59	Director Agreement by and between Gopher Protocol Inc. and Eva Bitter dated June 18, 2018 (59)
10.60	Employment Agreement by and between Gopher Protocol Inc. and Douglas L. Davis dated July 23, 2018 (60)
10.61	Director Agreement by and between Gopher Protocol Inc. and Mitchell K. Tavera dated July 31, 2018 (61)
10.62	Agreement between Gopher Protocol Inc. and Mobiquity Technologies, Inc. dated September 4, 2018 (62)
10.63	Consulting Agreement between Gopher Protocol Inc. and Consul Group RE 2021, SRL dated September 5, 2018 (62)
10.64	Exclusive Intellectual Property License and Royalty Agreement between Gopher Protocol Inc. and GBT Technologies, S.A. dated September 14, 2018 (63)
10.65	Letter Agreement between Gopher Protocol Inc. and Dr. Danny Rittman dated September 14, 2018 (63)
10.66	Exchange Agreement entered into between Gopher Protocol Inc., Altcorp Trading LLC, GBT Technologies, S.A., a Costa Rica company and Pablo Gonzalez dated June 17, 2019 (65)
10.67	Consulting Agreement entered into between Gopher Protocol Inc. and Glen Eagles Acquisition LP (66)
10.68	Letter Agreement between Mobiquity Technologies, Inc. and GBT Technologies Inc. executed August 2, 2019 Delivered August 6, 2019 (69)
10.69	Stock Purchase Agreement between Mobiquity Technologies, Inc. and GBT Technologies Inc. Dated September 10, 2019 (71)
1070	Stock Purchase Agreement between Marital Trust GST Subject U/W/O Leopold Salkind and GBT Technologies Inc. dated September 10, 2019 (71)
10.71	Stock Purchase Agreement between Dr. Gene Salkind and GBT Technologies Inc. dated September 10, 2019 (71)
10.72	Stock Purchase Agreement between Deepanker Katyal and GBT Technologies Inc. dated September 10, 2019 (71)
10.73	Joint Venture Agreement by and between GBT Technologies Inc. and BitSpeed LLC dated October 10, 2019 (73)
10.74	Consulting Agreement by and between Douglas L. Davis and GBT BitSpeed Corp. dated October 10, 2019 (73)
10.75	Letter Agreement between GBT Technologies Inc. and Stanley Hills LLC dated February 26, 2020 (74)
10.76	Amendment to Promissory Note between GBT Technologies Inc. and Iliad Research and Trading, L.P. dated February 27, 2020 (74)
10.77	Order dated February 27, 2020 issued by the United States District Court District of Nevada (74)
10.78	Joint Venture and Territorial License Agreement by and between GBT Technologies Inc. and Tokenize-It S.A. dated March 6, 2020 (75)
10.79	Consulting Agreement by and between Pablo Gonzalez and GBT Tokenize Corp. dated March 6, 2020 (75)
10.80	Pledge Agreement by and between GBT Tokenize Corp. and Tokenize-It S.A., dated March 6, 2020 (75)
10.81	Securities Purchase Agreement dated August 4, 2020 between GBT Technologies Inc. and Redstart Holdings Corp. (77)
10.82	Mutual Release and Settlement Agreement and Irrevocable Assignment of Note Balance Principal and Accrued Interest – Executed May 19, 2021 (78)
10.83	Amendment to Joint Venture and Territorial License Agreement by and between GBT Technologies Inc. and Tokenize-It S.A. dated May 2021 (79)
10.84	Pledge Agreement by and between GBT Tokenize Corp. and Tokenize-It S.A., dated May __, 2021 (79)
10.85	Securities Purchase Agreement dated May 26, 2021 between GBT Technologies Inc. and Redstart Holdings Corp. - Executed on May 27, 2021 (80)
16.1	Letter from Alan R. Swift, CPA, P.A. (33)
16.2	Letter from Anton & Chia, LLP (48)
21.1	List of Subsidiaries (70)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2010
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 28, 2010
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 13, 2010
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 3, 2010
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 9, 2010
(6)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 9, 2009.
(7)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on November 2, 2009.
(8)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on January 29, 2010.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 22, 2010
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 17, 2010
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2011
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 2, 2011
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 9, 2011
(14)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 6, 2011
(15)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 20, 2011
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 29, 2011
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 9, 2011
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 12, 2011
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 16, 2011
(20)	Incorporated by referenced to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 13, 2012
(21)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 14, 2012
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 27, 2012.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 9, 2013.
(24)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2013.
(25)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 20, 2012.

(26)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 1, 2013.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 4, 2013.
(28)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2014.
(29)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 20, 2014
(30)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 27, 2015
(31)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 18, 2015
(32)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 12, 2015
(33)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 24, 2015
(34)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 1, 2015
(35)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 16, 2015
(36)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 21, 2015
(37)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 28, 2015
(38)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2016
(39)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2016
(40)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 13, 2016
(41)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 26, 2017
(42)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 13, 2017
(43)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 30, 2017
(44)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 7, 2017
(45)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 7, 2017
(46)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 22, 2017
(47)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 10, 2017

(48)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 27, 2017
(49)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 30, 2017
(50)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 2, 2018
(51)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2018
(52)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 6, 2018
(53)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 21, 2018
(54)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 13, 2018
(55)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 18, 2018
(56)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 26, 2018.
(57)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 8, 2018.
(58)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 22, 2018.
(59)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 22, 2018.
(60)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 24, 2018.
(61)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 31, 2018.
(62)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 9, 2018.
(63)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 18, 2018.
(64)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 13, 2018.
(65)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on June 19, 2019.
(66)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on July 12, 2019.
(67)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on July 15, 2019.
(68)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 5, 2019.
(69)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 7, 2019.
(70)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 15, 2019.

(71)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 16, 2019.
(72)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 25, 2019.
(73)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 16, 2019.
(74)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 2, 2020.
(75)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 11, 2020.
(76)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 24, 2020.
(77)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 10, 2020.
(78)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 21, 2021.
(79)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 28, 2021.
(80)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 1, 2021.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

GBT TECHNOLOGIES INC.
(Registrant)

Date: August 12, 2021	By:	/s/ Mansour Khatib
Mansour Khatib
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

