Form 10-K
period 2021-12-31
GBT Technologies Inc.
filed 2022-03-25
CIK 1471781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer or smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes☐ No ☒

As of June 30, 2021, the market value of our common stock held by non-affiliates was approximately $7,045,784, which is computed based upon the closing price on that date of the Common Stock of the registrant on the OTC PINK maintained by OTC Markets Group Inc. of $_0.85. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of March 23, 2022, 33,663,501 shares of common stock, $.00001 par value per share, of the registrant were outstanding.

Documents incorporated by reference: None

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

i

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to “GBT”, “GOPH”, “GTCH” or “the Company,” or “we,” or “us,” and “our” refer to GBT Technologies Inc. or f/k/a Gopher Protocol Inc. Except for the historical information contained herein, some of the statements in this report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk.” They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “expect,” “plan,” “could,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “goal,” or “continue” or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at a competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under U.S. federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

GBT Technologies Inc. (formally known as Gopher Protocol Inc., the “Company”, “GBT”, “Gopher”, “Gopher Protocol” “GOPH” or “GTCH”) was incorporated on July 22, 2009 under the laws of the State of Nevada. GBT is targeting growing markets such as development of Internet of Things (IoT) and Artificial Intelligence (AI) enabled networking and tracking technologies, including wireless mesh network technology platform and fixed solutions, development of an intelligent human body vitals device, asset-tracking IoT, and wireless mesh networks. Effective August 5, 2019, the Company changed its name from Gopher Protocol Inc. to GBT Technologies Inc. The Company derived revenues from the provision of IT consulting services. The Company is seeking to generate revenue from the licensing of its technology and/or revenue sharing.

Asset tracking IoT - and Artificial Intelligence (AI) enabled networking (including AI Medical Advisor platform and potential products)

The Company plans to launch a series of software and microchip design products that integrate into strategic technology partners’ solutions and enable real-time tracking and management of IoT or connected assets.

Through the Joint Venture with Tokenize – It S.A., the parties commenced development of a development of an intelligent human vital signs’ device, suggested named qTerm. The platform is an expansion of the existing license agreement with GBT Tokenize Corp., which provided GBT Tokenize Corp. with an exclusive territory of California to develop certain of the Company’s technology. A provisional patent application for the qTerm Medical Device was filed on March 30, 2020 with the USPTO. The application has been assigned serial number 63001564, which was followed by a none provisional patent application – published by the USPTO on September 30, 2021 publication number US 2021/02986000 A1. The Joint Venture completed successfully the first prototype. There is no guarantee that the Company will be successful in researching, developing or implementing this product into the market. In order to successfully implement this concept, the Company will need to raise adequate capital to support its research and, if successfully researched, developed and granted regulatory approval, the Company would need to enter into a strategic relationship with a third party that has experience in manufacturing, selling and distributing this product. There is no guarantee that the Company will be successful in any or all of these critical steps.

Asset tracking IoT and Artificial Intelligence (AI) enabled networking (including AI Medical Advisor platform and potential products) competition

The prevailing AI solutions in the marketplace currently are a combination of barcoding and RFID technologies. Existing solutions require that the asset is near the scanner to be scanned. Further, such existing solutions are “point to point,” meaning they require repeated scan points along a route in order to update the location of the asset. The Company’s asset tracking solutions are designed to be more accurate and when placed on or into the asset, has the ability to interactively locate and update information on an asset anywhere on Earth. Its solutions work through-enabled global mesh network and does not need GPS or GSM to locate the package. In addition, the Company’s solutions are planned to include resource and distributed database management features which are not normally found in IoT systems. There are many competitors supplying AI standalone, and AI asset tracking and asset tracking IoT systems today, including companies such as AT&T, IBM and Verizon, as well as Apple which introduce tracking device during 2021. It is Company’s goal to offer the GopherInsight platform to some or all of these competitors to upgrade and differentiate their solutions.

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

Prepaid services (completely disposed of in 2020)

On September 1, 2017, the Company entered into an Asset Purchase Agreement with a third party, RWJ Advanced Marketing, LLC, a Georgia corporation. The Company entered into this Asset Purchase Agreement to acquire terminals in approximately 9,400 locations by which, and at which, the Company planned to deploy its IoT/asset tracking technology. The operations consist primarily of the sale of phones and phone card products, including PINS for cell minutes, SIM cards for cell minutes, as well as gift cards and prepaid long-distance cards. The Company incorporated a wholly-owned subsidiary, UGopherServices Corp. (“UGopherServices”), to operate the acquired assets. The assets acquired in the purchase consisted of racks that contain 9-12 items per rack that are displayed in retail locations, mainly convenience stores; and payment terminals at those same points of sale.

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

On September 30, 2019, the Company entered into an Asset Purchase Agreement with Surge Holdings, Inc., a Nevada corporation (“SURG”) pursuant to which the Company agreed to sell and assign to SURG all the assets and certain specified liabilities of its ECS Prepaid, Electronic Check and the CSLS businesses in consideration of $5,000,000 to be paid through the issuance of 3,333,333 shares of SURG’s common stock and a convertible promissory note in favor of the Company in the principal amount of $4,000,000. The 3,333,333 shares of SURG’s common stock have been pledged to a third party for providing working capital needs of the Company. The convertible promissory note was issued to AltCorp Trading, LLC a wholly owned subsidiary of the Company. On January 7, 2022, the Company received payments from Surgepays Inc. (formerly known as Surge Holdings, Inc.) in total of $3,750,000 pursuant to the terms of the Settlement Agreement dated December 22, 2021.

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

On March 8, 2020, SURG filed a lawsuit against its transfer agent, Vstock with respect to the transfer SURG common stock that is currently in possession of the Company and assigned to Stanley Hills, LLC. On January 1, 2021, SURG, AltCorp and Stanley Hills, LLC (“Stanley”) entered into a Mutual Release and Settlement Agreement (“Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, SURG agreed to amend the AltCorp Exchange Agreement where SURG acknowledged a debt of $3,300,000 (the “Debt”) to be paid in 33 monthly payments of $100,000 payable in shares of common stock of SURG at a per share price equal the volume weighted average price of Surg’s common stock during the ten (10) trading days immediately preceding the issuance. The Company paid $650,000 in cash and the remaining by shares. The SURG common stock issued to Altcorp have been pledged since August 12, 2020 for the benefit of Stanley to secure Stanley’s note payable by the Company. Accordingly, the SURG Common Stock issued to AltCorp as a result of the Settlement Agreement were pledged to Stanley. As of December 31, 2021 there were no surge shares pledges after the final settlement signed on December 22, 2021 and that replaced all prior settlement agreement. The final settlement SURG agreed to make total payments of $4,200,000 to the Company on or prior to January 7, 2022. This $4.2 million amount consists of $450,000 paid by SURG in November and December 2021, $100,000 to be paid on or about January 4, 2022, and $3,650,000 to be paid on or prior to January 7, 2022 of which $375,000 will be held in escrow as described before. The $3,750,000 was recorded as other receivable as of December 31, 2021. As of December 31, 2021, the Company has recorded an outstanding payable balance to Stanley amounted $1,862,928 recorded under accrued expenses.

Subsequently, SURG was a party to two lawsuits in, the Eighth Judicial District Court for Clark County, Nevada involving AltCorp, Stanley and Glen Eagles Acquisition LP (the “AltCorp Parties.”). Each of these lawsuits were ultimately disputes relating to the total consideration SURG was to pay the Company under the APA.

On October 18, 2021, the AltCorp Parties, the Company, and SURG entered into a Memorandum of Understanding (the “MOU”) to set up a framework for an attempt to settle the two lawsuits.

On December 22, 2021 (the “Effective Date”), pursuant to the framework in the MOU, the AltCorp Parties (and an additional third party), the Company, ECS, and SURG, Kevin Brian Cox (SURG’s Chief Executive Officer) - in his individual capacity, entered into a Resolution of Purchase, Mutual Release, and Settlement Agreement (the “Final Settlement Agreement”) to settle the two lawsuits and resolve all disputes related to the consideration paid by SURG to the Company in connection with the APA.

The Final Settlement Agreement, among other resolutions, essentially provides the following:

(i)	From the total consideration of the Final Settlement Agreement, the amount of $375,000 (“Escrow Amount”) will be deposited by SURG in escrow. SURG has acquired the Company’s rights to a certain Master Distribution and Service Agreement (“MDA”). Under certain circumstances, if the result of the Company’s lawsuit against a third party (the “GBT Lawsuit”) is a monetary judgment without the assignment or legal decree of ownership of the MDA, the Company shall be entitled to receive the Escrow Amount and shall assign to SURG the first $1,000,000 the Company recovers from the defendants in the GBT Lawsuit. In the event that the Company does not prevail in the GBT Lawsuit then it shall be entitled to release of the Escrow Amount but shall be responsible for any fees and costs obligation sought by the defendants in the GBT Lawsuit.

(ii)	SURG agreed to make total payments of $4,200,000 to Stanley on or prior to January 7, 2022. This $4.2 million amount consists of $450,000 paid to the Company in November and December 2021, $100,000 to be paid on or about January 4, 2022, and $3,650,000 to be paid on or prior to January 7, 2022 of which $375,000 will be held in escrow as described before. The final settlement SURG agreed to make total payments of $4,200,000 to the Company’s trust account on or prior to January 7, 2022. The $3,750,000 was recorded as other receivable as of December 31, 2021. The entire balance of $3,750,000 was paid in January 2022.

(iii)	Potential payments to third parties.

The Final Settlement Agreement replaces all prior agreements between the parties. In addition, within three (3) trading days of the last payment related to the $4.2 million payment to Stanley being made, the parties shall make filings with the state District Court in Clark County, Nevada to dismiss both lawsuits, including, regarding the lawsuit filed by AltCorp Trading, LLC, the dismissal of the lawsuit as to VStock Transfer, LLC. The parties agreed to a full mutual release of any disputes or claims between the parties.

The final settlement of $3,750,000 was received by the Company in 2022 and paid out $2,650,000 to the third parties in 2022.

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

On May 19, 2021, the Company, entered into a Mutual Release and Settlement Agreement and Irrevocable Assignment of Note Balance Principal and Accrued Interest (the “Gonzalez Agreement”) with third party, GBT-CR, IGOR 1 Corp and Gonzalez Pursuant to the Gonzalez Agreement, without any party admission of liability and to avoid litigation, the parties has agreed to (i) extend the GBT Convertible Note maturity date to December 31,2022, (ii) amend the GBT Convertible Note terms to include a beneficial ownership blocker of 4.99% and a modified conversion feature to the GBT Convertible Note with 15% discount to the market price during the 20 trading day period ending on the latest complete trading day prior to the conversion date and (iii) provided for an assignment of the GBT Convertible Note by Gonzalez to a third party.

GBT-CR is in the business of the strategic management of BPO (Business Process Outsourcing) digital communications processing for enterprises and startups, distributed ledger technology development, AI development and fintech software development and applications.

The Company accounted for its investment in GBT-CR using the equity method of accounting; however, in 2020, the Company owned less than 20% after GBT-CR issued additional shares to other investors therefore exercised no control over GBT-CR; therefore, this investment is currently accounted for under the cost method. Moreover, on March 19, 2020, California Governor Gavin Newsom issued a stay-at-home order to protect the health and well-being of all Californians and to establish consistency across the state in order to slow the spread of COVID-19. California was therefore under strict quarantine control and travel has been severely restricted, resulting in disruptions to work, communications, and access to files (due to limited access to facilities). The stay-at-home order was lifted in California only on January 25, 2021. As such, the Company was unable to access or to contact GBT-CR on an on-going basis, and cannot get information about GBT-CR.

Joint Ventures

GBT Tokenize-It, S.A (Fully Impaired in 2021)

On March 6, 2020, the Company through its wholly owned subsidiary, Greenwich International Holdings, a Costa Rica corporation (“Greenwich”), entered into a Joint Venture and Territorial License Agreement (the “Tokenize Agreement”) with Tokenize-It, S.A. (“Tokenize”), which is owned by a Costa Rica Trust represented by Pablo Gonzalez (“Gonzalez”). Gonzalez also represents Gonzalez Costa Rica Trust, which holds a note in the principal amount of $10,000,000 and is also a shareholder of the Company. Under the Tokenize Agreement, the parties formed GBT Tokenize Corp., a Nevada corporation (“GBT Tokenize”). The purpose of GBT Tokenize is to develop, maintain and support source codes for its proprietary technologies including advanced mobile chip technologies, tracking, radio technologies, AI core engine, electronic design automation, mesh, games, data storage, networking, IT services, business process outsourcing development services, customer service, technical support and quality assurance for business, customizable and dedicated inbound and outbound calls solutions, as well as digital communications processing for enterprises and startups (“Technology Portfolio”), throughout the State of California. Upon generating any revenue from the Technology Portfolio, the Joint Venture will earn the first right of refusal for other territories.

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

In addition, GBT Tokenize and Gonzalez entered into a Consulting Agreement in which Gonzalez is engaged to provide services in consideration of $33,333 per month payable quarterly which may be paid in shares of common stock calculated by the amount owed divided by the Company’s 10-day VWAP. Gonzalez will provide services in connection with the development of the business as well as GBT Tokenize’s capital raising efforts. The term of the Consulting Agreement is two years. During year ended December 31, 2021, Gonzalez assigned all his accrued balances of $424,731 to Stanley Hills in a private transaction that the Company is not part to. The closing of the Tokenize Agreement occurred on March 9, 2020.

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

Although the investment was impaired, the product development is still ongoing. The carrying amount of this investment at December 31,2021 and 2020, was $0 and $0, respectively.

On May 28, 2021, the parties agreed to amend the Tokenize Agreement to expand territory granted for the Technology Portfolio under the license to GBT Tokenize to include the entire continental United States. The Company has further agreed to issue GBT Tokenize an additional 14,000,000 shares of common stock of the Company. The shares were valued at $15,400,000. At December 31, 2021, the Company evaluated the carrying amount of this joint venture investment and determined that this investment was fully impaired and as a result an impairment charge of $15,400,000 was taken. Although the investment was impaired, the product development is still ongoing.

On September 30, 2021 Tokenize, in an agreement that the Company is not a party to, irrevocably assigned all its rights in GBT Tokenize, including all its rights per the Tokenize Agreement, The Gonzalez Consulting agreement and the pledge agreement, to the benefit of Magic International Argentina FC, S.L a third party (“Magic”). On June 30, 2021 Magic irrevocably assigned to Stanley Hills, LLC its credit balance accrued until June 30,2021 per the consulting agreement

GBT Bitspeed Corp (Fully Impaired in 2019)

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

Latinex (contra-equity account)

On January 8, 2019, the Company entered into a Stock Pledge Agreement with Latin American Exchange Latinex Casa de Cambio, S.A., a Costa Rica corporation (“Latinex”), to provide that Latinex may maintain its required regulatory capital as required by various regulators. The Company has pledged 4,005 restricted shares of its common stock valued at $7,610,147 (based on the closing price on the grant date) for a term of three years in consideration of an annual payment of $375,000 paid in quarterly installments of $93,750. In lieu of cash payment, Latinex may pay the Company in virtual currency of WISE Network S.A. valued at a 50% discount of its offering price of $10 per token. In the event that Latinex’s required capital has decreased below $5,000,000, Latinex is permitted to sell the pledged shares of common stock only in an amount to ensure that Latinex can satisfy the required capital levels. The Company must consent to such sale of the shares of common stock, which may not be unreasonably withheld. Upon expiration of the agreement, the remaining shares of common stock shall be returned to the Company free and clear of all liens. The Company has recorded the value of these shares of common stock as a stock loan receivable which is presented as a contra-equity account in the accompanying consolidated balance sheets. At December 31, 2019, the Company wrote off the accrued interest income as Latinex did not perform any payment and the Company has no mean to enforce this payment. Latinex agreed in principle to return the pledged 4,005 restricted shares to the Company for cancellation. The 4,005 restricted shares have not yet been returned to the Company as of December 31, 2021.

Regulatory

GBT Tokenize is seeking approval filing for its qTerm device with the United Stated Food and Drug Administration (“FDA”). The FDA classifies medical devices from Class 1 – 3, each of which must be subjected to robust evaluations and reviews to comply with manufacturing quality control (QC) standards. The FDA regulates the marketing/sale of medical device products in the U.S. and monitors the safety of all regulated medical products. FDA Section 201(h) of the Food, Drug & Cosmetic Act (FD&C Act) defines a device as: an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a component part or accessory which is recognized in the official National Formulary, or the United States Pharmacopoeia, or any supplement to them, intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease in man or other animals, or intended to affect the structure or any function of the body of man or other animals. GBT Tokenize engaged M Squared Associates (M2) to assist with developing the FDA premarket strategy for its qTerm device. The process of filing for FDA clearance involves development of a sound regulatory strategy for pathway to market, including required preclinical and performance testing, software verification and validation activities and ensuring user needs are met. In addition, GBT/tokenize will partner with M2 to finalize technical design documentation, device labeling claims and intended use. Other aspects that will be evaluated include manufacturing processes, usability / human factors and the development of valid scientific evidence. The company will work with M2 to develop a detailed description of the device’s software and algorithm training requirements, including design specifications. qTerm computer program will be reviewed for its control functions and other required performance testing plans and criteria according to FDA guidance documentation. Even though not required by law, there is no guarantee that the Company will be successful in obtaining any regulatory approval. In order to successfully implement this concept, the Company will need to raise adequate capital to support its compliance research and, if successfully researched, developed and granted regulatory approval, the Company would need to enter into a strategic relationship with a third party that has experience in manufacturing, selling and distributing this product. There is no guarantee that the Company will be successful in any or all of these critical steps.

The Company is seeking to conduct business with the US government agencies and has hired a consulting firm for general guidance with the GSA (General Services Administration) application process. GSA approval status describes an organization that have been approved to sell to the United States Government through the U.S. General Services Administration (GSA). The GSA is an independent agency of the United States Government that was established in 1949 to help manage, approve, and facilitate government contracts, products, bids and verify that product and services properly sourced under the US Government guidelines. The GSA is the purchasing department of the U.S. Government and lists contracts or schedules potential vendors that can bid on to get government business. To become eligible to bid on a GSA schedule, it is required to complete several important steps, among them are registering in the government’s SAM (System for Award Management), and providing previous customer contact information as a means for the GSA to perform a past performance evaluation. More information can be found on GSA web site at: https://www.gsa.gov. The Company applied and received their extension notice for SAM registration #832011626/91FW3 until May 2023. The active status makes GBT eligible to potentially contract business with US government contractors and sub-contractors, local cities or receive federal funds. SAM (www.sam.gov) is a central registration system for government contractors and suppliers. To remain eligible to do business with the federal government, an entity must renew its registration with SAM every year.

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

On January 31, 2020, in the arbitration titled GBT Technologies Inc. (k/n/a Gopher Protocol, Inc. v. Discover Growth Fund, LLC (“Discover”) (JAMS Ref. No. 1260005395), the Company was informed that a final award was entered (the “Final Award”). The Final Award affirms that certain sections of the Senior Secured Redeemable Convertible Debenture (the “Debenture”) constitute unenforceable liquidated damages penalties and were stricken. Further, it was determined that neither Discover nor John Kirkland, President and General Partner of Discover, were entitled to recovery of their attorney’s fees. Consequently, and consistent with the expectations of the Company, the arbitrator awarded Discover an award of $4,034,444 plus interest of 7.25% accrued from May 15, 2019 and costs in the amount of $55,613.00. On February 18, 2020, the Company filed a motion with the United States District Court District of Nevada (the “Nevada Court”) to confirm the Final Award and a motion to consolidate Discover’s application to confirm the Final Award filed in the U.S. District Court of the Virgin Islands (Case No: 3 :20-cv-00012-CVG-RM) (the “Virgin Island Court”). On February 27, 2020, the Nevada Court denied the Company’s motion to confirm the Final Award and motion to consolidate and further decided that the confirmation of the Final Award should be litigated in the Virgin Island Court. As such, on February 27, 2020, the Company filed a Notice of Entry of Order as well as a Motion to Confirm the Arbitration Award; Address the Outstanding issue regarding whether Discover’s rights are subordinated to other creditors and, thereafter, oversee a commercially reasonable foreclosure sale (Case No: 3 :20-cv-00012-CVG-RM). It was the Company’s position that the Final Award must first be confirmed and all questions regarding the rights of Discover relative to those of other creditors must be determined before any foreclosure sale can proceed. It was further the position of the Company that the previously disclosed foreclosure sale scheduled by Discover is being conducted in a commercially unreasonable manner and that if Discover proceeded forward with the foreclosure sale it did so at its own risk. Nevertheless, on February 28, 2020, Discover advised that it conducted a sale of the Company’s assets. As the date of this report Investor failed to present a deed of sale for the alleged sale that allegedly took place as noticed. The Company filed with Virgin Island Court the motions disputing the validity of the alleged sale. On July 28, 2020, Investor filed in the State of Nevada a motion for attorneys $48,844 and costs $716. The Company filed an answer on August 11, 2020. On October 16, 2020, Investor motion for attorneys $48,844 and costs $716 was denied. This case is still pending with the Federal court and the Court has not taken any substantive action in the matter as of the date of this report.

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

The following chart represent the Company Intellectual Properties Status:

GBT Intellectual Property Status Chart

Patents

Title	App. No.	Country	Filing Date	Status / Deadline	Patent No.	Issue Date
System and method for scheduling trucking service, according to demand, at the customer’s or any other location using smartphone application and/or internet web site	62/124,320	US	December 15, 2014	Expired	N/A	N/A
System and method for scheduling categorized delivery and/or service, according to demand, to customer’s location based on smartphone and web site software application	62/176,933	US	March 3, 2015	Expired and Converted to Electronic Circuit Non-provisional and PCT	N/A	N/A
System and method for finding possible bartering partners in both two-party and multi-party scenarios via smartphone/mobile device application	14/545,577	US	May 26, 2015	Abandoned	N/A	N/A
System and method for scheduling gasoline or diesel fill, according to demanding, at the customer’s location	62/231,405	US	July 6, 2015	Expired and Converted to Electronic Circuit Non-provisional and PCT	N/A	N/A
Electronic circuit or microchip with a secured BIOS system, with ROM and RAM memory, working with smartphone software application and	62/282,593	US	August 6, 2015	Expired and Converted to Electronic Circuit Non-provisional and PCT	N/A	N/A
System and method for power saving/reduction within integrated circuits	62/282,808	US	August 13, 2015	Expired	N/A	N/A
System and method for overseeing and monitoring user’s computerized activity to define privacy level	62/283,915	US	September 16, 2015	Expired	N/A	N/A
System, method and computer program for remote disablement and enablement of mobile devices	62/284,353	US	September 28, 2015	Expired and Converted to Electronic Circuit Non-provisional and PCT	N/A	N/A
System, method and computer program for real time emergency communication, beacon, location identification and tracking for mobile devices	62/284,458	US	October 1, 2015	Expired and Converted to Electronic Circuit Non-provisional and PCT	N/A	N/A

System, method and a computer program for automatic and motion activity detection, activation or deactivation airplane mode for mobile devices	62/284,744	US	October 8, 2015	Expired and Converted to Electronic Circuit Non-provisional and PCT	N/A	N/A
Monolithic multi-dimensional integrated circuits (ICs) on both sides of electronic board including utilization of all package’s planes	62/284,880	US	October 13, 2015	Expired	N/A	N/A
System, method and software for mobile database manage and sharing over private, secured network, in real time	62/284,884	US	October 13, 2015	Expired	N/A	N/A
Method, system and computer software for advertisement using symbols as characters interface	62/285,055	US	October 19, 2015	Expired	N/A	N/A
Monolithic, multi-dimensional, multi-plane, memory structure for integrated circuits	62/285,443	US	October 30, 2015	Expired	N/A	N/A
Automatic, characterized and prioritized consolidation of different credit cards into one card method, point of sale, smartphone applications and computer software	62/285,996	US	November 26, 2015	Expired	N/A	N/A
Electronic circuit within a sticky patch package for global tracking that is working with mobile software application and other electronic circuits on a separate, secured, private network	62/387,789	US	January 6, 2016	Expired and Converted to Tracking Devices Non-provisional and PCT	N/A	N/A
ELECTRONIC CIRCUITS FOR SECURE COMMUNICATIONS AND ASSOCIATED SYSTEMS AND METHODS	15/015,441	US	February 4, 2016	Granted	U.S. Patent No. 10,521,614	December 31, 2019
ELECTRONIC CIRCUITS FOR SECURE COMMUNICATIONS AND ASSOCIATED SYSTEMS AND METHODS	PCT/US2016/016522	PCT	February 4, 2016	Expired and Entered National Phase in Europe	N/A	N/A

SYSTEM AND METHOD FOR POWER SAVING/REDUCTION WITH INTEGRATED CIRCUITS	62/360,525	US	July 11, 2016	Expired	N/A	N/A
System and method for elimination of electromigration and self-heat violations during construction of a mask layout block, maintaining process design rules and layout connectivity	62/494,199	US	August 1, 2016	Expired	N/A	N/A
ELECTRONIC CIRCUITS FOR SECURE COMMUNICATIONS AND ASSOCIATED SYSTEMS AND METHODS	16759244.3	EP	September 29, 2017	Pending	N/A	N/A
TRACKING DEVICES, SYSTEMS AND METHODS USING PATCH PACKAGES WITH EMBEDDED ELECTRONIC CIRCUITS	15/344,619	US	November 7, 2016	Granted	10,021,522	July 10, 2018
TRACKING DEVICES, SYSTEMS AND METHODS USING PATCH PACKAGES WITH EMBEDDED ELECTRONIC CIRCUITS	PCT/US16/060763	PCT	November 7, 2016	Expired and Entered National Phase in Europe	N/A	N/A
TRACKING DEVICES, SYSTEMS AND METHODS USING PATCH PACKAGES WITH EMBEDDED ELECTRONIC CIRCUITS	16884138.5	EP	July 3, 2018	Pending	N/A	N/A
TRACKING DEVICES, SYSTEMS AND METHODS USING PATCH PACKAGES WITH EMBEDDED ELECTRONIC CIRCUITS	16/028,449	US	July 6, 2018	Granted	10,616,715	April 7, 2020
GOPHER RADIO TOKEN	62/631,007	US	February 15, 2018	Pending and Converted to GRT Non-provisional	N/A	N/A
SYSTEMS AND METHOD OF CONVERTING ELECTRONIC TRANSMISSIONS INTO DIGITAL CURRENCY	16/008,069	US	June 14, 2018	Abandoned	N/A	N/A

SYSTEMS AND METHOD OF CONVERTING ELECTRONIC TRANSMISSIONS INTO DIGITAL CURRENCY	PCT/US19/16728	PCT	February 6, 2019	Expired	N/A	N/A
System, method and software application for mobile database management and sharing over private, secured network, in real time	62/676,393	US	May 25, 2018	Pending and Converted to Mobile Database Sharing Non-provisional	N/A	N/A
SYSTEMS AND METHODS OF MOBILE DATABASE MANAGEMENT AND SHARING	16/155,093	US	October 9, 2018	Granted	10,853,327	December 1, 2020
SYSTEMS AND METHODS OF MOBILE DATABASE MANAGEMENT AND SHARING	17/104,001	US	November 25, 2020	Pending	N/A	N/A
MONOLITHIC, MULTI-DIMENSIONAL, MULTI-PLANE, MEMORY STRUCTURE FOR INTEGRATED CIRCUITS	62/732,026	US	September 17, 2018	Pending	N/A	N/A
MONOLITHIC MULTI-DIMENSIONAL INTEGRATED CIRCUITS (ICS) ON BOTH SIDES OF ELECTRONIC BOARD INCLUDING UTILIZATION OF ALL PACKAGE’S PLANES	62/732,023	US	September 17, 2018	Pending	N/A	N/A
MULTI-DIMENSIONAL INTEGRATED CIRCUITS AND MEMORY STRUCTURE FOR INTEGRATED CIRCUITS AND ASSOCIATED SYSTEMS AND METHODS	16/292,388	US	March 5, 2019	Granted	10,854,763	December 1, 2020
MULTI-DIMENSIONAL INTEGRATED CIRCUITS AND MEMORY STRUCTURE FOR INTEGRATED CIRCUITS AND ASSOCIATED SYSTEMS AND METHODS	17/102,928	US	November 24, 2020	Pending	N/A	N/A
MULTI-DIMENSIONAL INTEGRATED CIRCUITS AND MEMORY STRUCTURE FOR INTEGRATED CIRCUITS AND ASSOCIATED SYSTEMS AND METHODS	PCT/US19/50266	PCT	September 10, 2019	Expired	N/A	N/A
MULTI-DIMENSIONAL INTEGRATED CIRCUITS AND MEMORY STRUCTURE FOR INTEGRATED CIRCUITS AND ASSOCIATED SYSTEMS AND METHODS	19862631.9	EP	March 16, 2021	Pending	N/A	N/A

MULTI-DIMENSIONAL INTEGRATED CIRCUITS AND MEMORY STRUCTURE FOR INTEGRATED CIRCUITS AND ASSOCIATED SYSTEMS AND METHODS	10-2021-7008024	KR	March 17, 2021	Pending	N/A	N/A
GuardianLIFE Medical Device	63/001,564	US	March 30, 2020	Expired	N/A	N/A
PROXIMITY ALERT FOR USE WITH A PUSH-BUTTON VITAL SIGNS MONITORING SYSTEM	63/012,205	US	April 19, 2020	Expired	N/A	N/A
PUSH-BUTTON AND TOUCH-ACTIVATED VITAL SIGNS MONITORING DEVICES AND METHODS OF MAPPING DISEASE HOT SPOTS AND PROVIDING PROXIMITY ALERTS	16/983,289	US	August 3, 2020	Pending	N/A	N/A
Automatic, characterized and prioritized consolidation of different credit cards into one card method, point of sale, smartphone applications and computer software	63175564	US	April 16, 2021	Pending	N/A	N/A
Method, system and computer software for advertisement, using symbols as characters interface	63177669	US	April 21, 2021	Pending	N/A	N/A
SYSTEMS AND METHODS FOR ELIMINATING ELECTROMIGRATION AND SELF-HEAT VIOLATIONS IN A MASK LAYOUT BLOCK	17315747	US	May 10, 2021	Pending	N/A	N/A
System and method for automatic correction of geometrical design rule violations in integrated circuit mask layout data, maintaining its electrical connectivity (LVS), reliability (RV) and design for manufacturing (DFM) structural correctness	63197635	US	June 7, 2021	Pending	N/A	N/A
REAL-TIME MOVEMENT, POSITION DETECTION, AND IMAGING USING WIRELESS TECHNOLOGY AND ARTIFICIAL INTELLIGENCE	63211573	US	June 17, 2021	Pending	N/A	N/A
SYSTEMS AND METHODS FOR IDENTIFICATION AND ELIMINATION OF GEOMETRICAL DESIGN RULE VIOLATIONS OF A MASK LAYOUT BLOCK	17391292	US	August 2, 2021	Pending	N/A	N/A

SYSTEMS AND METHODS OF REAL-TIME MOVEMENT, POSITION DETECTION, AND IMAGING	17471213	US	September 10, 2021	Allowed	N/A	N/A
System and method for automatic correction of electrical connectivity mismatches of a mask layout block, maintaining the process design rules (DRC Clean), connectivity (LVS Clean) correctness, obeying Reliability Verification (RV) and DFM (Design formanufacturability) constraints	63248550	US	September 27, 2021	Pending	N/A	N/A
System and method for Automatic Generation of Integrated Circuits IP (Intellectual property) Layout Blocks	63249150	US	September 28, 2021	Pending	N/A	N/A
Artificial Intelligence Controlled, SKIP ZONE FREE, HF Radio Communication System and Method	63257199	US	October 19, 2021	Pending	N/A	N/A
CONSOLIDATED CREDIT CARDS, AUTOMATED BILLING SYSTEMS, AND FINANCIAL TECHNOLOGIES FOR IMPROVED CREDIT CARD ACCOUNT OPERATIONS	17584427	US	January 26, 2022	Pending	N/A	N/A
SYSTEMS AND METHODS OF WIRELESS COMMUNICATION USING ARTIFICIAL INTELLIGENCE TO OVERCOME SKIP ZONES	17686461	US	March 4, 2022	Pending	N/A	N/A

Trademarks

Mark	App. No.	Country	Filing Date	Status / Deadline	Goods/Services/Classes	Reg. No. / Reg. Date
GOPHERINSIDE	86/681,308	US	July 1, 2015	Abandoned	Microchips, in Class 9	N/A
GOPHERINSIGHT	86/737,146	US	August 26, 2015	Abandoned	Chip carriers, etc., in Class 9	N/A
FRIENDINME	86/755,543	US	September 14, 2015	Abandoned	Software from mobile phones, etc., in Class 9	N/A
GOPHERNET	86/811,422	US	November 5, 2015	Abandoned	Communications software for connecting microchips, etc., in Class 9	N/A
GOPHERANTITHEFT	86/855,191	US	December 21, 2015	Abandoned	Microchips, in Class 9	N/A
GOPHERSKYNET	86/858,936	US	December 28, 2015	Abandoned	Microchips, in Class 9	N/A
PUZPIX	87/12,1137	US	July 29, 2016	Registered	Game software, etc., in Class 9	5,356,006 / December 12, 2017
GOPH GOPHER PROTOCOL (and Design)	87/927,131	US	May 18, 2018	Abandoned	Software for mobile phones, microchips, etc., in Class 9	N/A
G-MONEY	88/132,574	US	September 26, 2018	Abandoned	Providing digital currency or digital token, in Class 36	N/A
G-CASH	88/132,592	US	September 26, 2018	Abandoned	Providing digital currency or digital token, in Class 36	N/A

Employees

As of December 31, 2021, we had 2 full time employees and no part time employees. We also utilize outside consultants and contractors as needed.

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

Sales for both the years ended December 31, 2021 and 2020 were $180,000. Sales are derived from providing IT consulting services to a related party.

On February 18, 2022, the “Company, effective March 1, 2022 entered into a Revenue Sharing Agreement (“RSA”) with Mahaser LTD. (“MAHASER”) pursuant to which the Company acquired the opportunity to share in revenues generated by MAHASER with respect to e-commerce sales through the world biggest online retail platform in the United States of America. MAHASER owns an e-commerce platform as a store which is the legal, exclusive owner of Ravenholm Electronics. The Company will operate the e-commerce platform and will be entitled to 95% for all revenue generated by and received by MAHASER for the period from March 1, 2022 through December 31, 2022. The RSA provides that the Company will be entitled to appoint a manager to MAHASER. As consideration, the Company will pay MAHASER $100,000 no later than March 1, 2022 and issue MAHASER 1,000,000 shares of the Company’s restricted common stock. The Company shall have no obligations to make any further payments to MAHASER. For any further extensions, the Company will have the option to extend the RSA for annual payment of $200,000, which can be payable with the Company’s shares of common stock payable based on 20 days VWAP prior to issuance On March 16, 2022 the parties entered into Amendment No. 1 to the to the RSA, where all consideration to be paid or issued to MAHASER will be deferred until such time where the e-commerce platform generated in cumulative revenue of $1,000,000.

On February 22, 2022, the Company entered into an Intellectual Property License and Royalty Agreement with Touchpoint Group Holdings, Inc. (“Touchpoint” or “TGHI”) pursuant to which the Company granted TGHI a worldwide license for its technologies for a term of five years in the domains of Internet of Things (IoT) and Artificial Intelligence enabled mobile technologies pertaining to the Company’s digital currency technology (the “Technology”). GBT will charge TGHI earned royalties based on actual uses by TGHI of the Technology resulting from revenue attributable to the use, performance or other exploitation of the Technology, to the extent applicable, after deducting any taxes that the Company may be required to collect, and deducting any international sales, goods and services, value added taxes or similar taxes which the Company is required to pay, if any, excluding deductions for taxes on the Company net income. TGHI agreed to issue the Company 10,000,000 shares of common stock of TGHI in consideration of the Company entering this Intellectual Property License and Royalty Agreement.

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

On March 19, 2020, California Governor Gavin Newsom issued a stay-at-home order to protect the health and well-being of all Californians and to establish consistency across the state in order to slow the spread of COVID-19. California was therefore under strict quarantine control and travel has been severely restricted, resulting in disruptions to work, communications, and access to files (due to limited access to facilities). Since then, other measures have been imposed in other countries and major cities in the USA, including Los Angeles, and throughout the world in an effort to contain the COVID-19 outbreak. The World Health Organization (the “WHO”) is closely monitoring and evaluating the situation. On March 11, 2020, the WHO declared the outbreak of COVID-19 a pandemic, expanding its assessment of the threat beyond the global health emergency it had announced in January. Any outbreak of such epidemic illness or other adverse public health developments in the USA or elsewhere in the world may materially and adversely affect the global economy, our markets and our business. The stay-at-home order was lifted in California only on January 25, 2021, and as such we were able to relocate our virtual offices space and resume “normal” operations.

In the first quarter of 2020, the COVID-19 outbreak caused disruptions in our development operations, which resulted in delays on exiting projects. The State of California and the economy in general has begun to slowly re-open following the introduction of the COVID-19 vaccine. During the fourth quarter of 2021, the omicron variants surfaced and has significantly impacted the United States and globally. However, in the event COVID-19, the omicron variant or other variant is to worsen or again surface any further unforeseen delay in our operations of the development, delivery and assembly process within any of our activities could continue to result in, increased costs and reduced revenue.

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

OUR RESULTS OF OPERATIONS HAVE NOT RESULTED IN PROFITABILITY AND WE MAY NOT BE ABLE TO ACHIEVE PROFITABILITY GOING FORWARD

The Company does not accrue or capitalize development costs (or any costs to this effect) and expense it to its profit and loss statements as required by US GAAP. As such, the Company incurred a net loss amounting to $33,930,433 for the year ended December 31, 2021 and $17,944,888 for the year ended December 31, 2020. If we incur additional significant operating losses, our stock price, may decline, perhaps significantly. Our management is developing plans to alleviate the negative trends and conditions described above. Our business plan is speculative and unproven. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will be able to curtail our losses now or in the future. Further, as we are an emerging enterprise, we expect that net losses will continue, and our working capital deficiency will increase.

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

The Company sustained net losses of $33,930,433 and our operating activities used in cash flows of $1,369,114 for the year ended December 31, 2021. The Company had a working capital deficit of $28,388,580, stockholders’ deficit of $28,761,981 and an accumulated deficit of $304,581,773 at December 31, 2021.

WE WILL REQUIRE ADDITIONAL CAPITAL TO SUPPORT BUSINESS GROWTH, AND THIS CAPITAL MIGHT NOT BE AVAILABLE ON ACCEPTABLE TERMS, IF AT ALL.

We intend to continue to make investments to support our business growth and we will require additional funds to respond to business challenges, including the need to develop new features and products or enhance our existing products, improve our operating infrastructure or acquire complementary businesses and technologies. Further, we need additional capital to continue operations. Accordingly, we need to engage in equity or debt financings to secure additional funds. We expect that we have sufficient capital to maintain operations through the year of 2022. In order to fully implement our business plan, we will need to raise $10,000,000 If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business may be harmed.

On December 17, 2021 (the “Effective Date”), the “Company entered into an equity financing agreement (the “Equity Financing Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with GHS Investments LLC (“GHS”), pursuant to which GHS may purchase from the Company, up to that number of shares of common stock of the Company (the “Shares”) having an aggregate Purchase Price of $10,000,000, subject to certain limitations and conditions set forth in the Equity Financing Agreement from time to time over the course of 24 months after an effective registration of the Shares with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement, is declared effective by the SEC (the “Contract Period”). The Equity Financing Agreement grants the Company the right, from time to time at its sole discretion (subject to certain conditions) during the Contract Period, to direct GHS to purchase shares of Common Stock on any business day (a “Put”), provided that at least ten trading days has passed since the most recent Put. The purchase price of the shares of Common Stock contained in a Put will be 90% of the lowest daily volume weighted average price (VWAP) of the Company’s Common Stock during the ten consecutive trading days preceding the receipt by GHS of the applicable Put notice. Such sales of Common Stock by the Company, if any, may occur from time to time, at the Company’s option, during the Contract Period. Subject to the satisfaction of certain conditions set forth in the Equity Financing Agreement, on each Put the Company will deliver a number of Shares equaling 110% of the dollar amount of each Put. The maximum dollar amount of each Put will not exceed 200% of the average daily trading dollar volume for the Company’s Common Stock during the ten trading days preceding the Trading Day that GHS receives a Put. No Put will be made in an amount equaling less than $10,000 or greater than $500,000. Puts are further limited to GHS owning no more than 4.99% of the outstanding stock of the Company at any given time. The Equity Financing Agreement and the Registration Rights Agreement contain customary representations, obligations, rights, warranties, agreements and conditions of the parties. The Equity Financing Agreement terminates upon any of the following events: when GHS has purchased an aggregate of $10,000,000 in the Common Stock of the Company pursuant to the Equity Financing Agreement; on the date that is 24 calendar months from the date the Equity Financing Agreement was executed. Actual sales of shares of Common Stock to GHS under the Equity Financing Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Common Stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. On January 12, 2022, the Company filed registration statement for the sale of 5,500,000 shares of common stock pursuant to the Equity Financing Agreement, which was declared effective on February 11, 2022 The Company issued 463,303 shares with net proceeds of $66,942 from the Equity Financing Agreement in February 2022.

WE DEPEND UPON KEY PERSONNEL AND NEED ADDITIONAL PERSONNEL

Our success depends on our inability to attract and retain key personnel including Michael Murray, our President, Mansour Khatib, our CEO, and Dr. Danny Rittman, our CTO, and our inability to do so may materially and adversely affect our business operations. The loss of qualified personnel could have a material and adverse effect on our business operations. Additionally, the success of the Company’s operations will largely depend upon its ability to successfully attract and maintain competent and qualified key management personnel. As with any company with limited resources, there can be no guaranty that the Company will be able to attract such individuals or that the presence of such individuals will necessarily translate into profitability for the Company.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our brand and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, for the years ended December 31, 2021 and December 31, 2020, we reported that our disclosure controls and procedures were not effective due to the lack of resources and the reliance on outside consultants. We intend to increase management’s review of our financials. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Additional Risks Related to Our Common Stock

Because we are quoted on the OTC PINK marketplace instead of a national securities exchange, our investors may experience significant volatility in the market price of our stock and have difficulty selling their shares.

Our Common Stock is currently quoted on the OTC Market Group’s OTC PINK marketplace under the ticker symbol “GTCH”. The OTC is a regulated quotation service that displays real-time quotes and last sale prices in over-the-counter securities. Trading in shares quoted on the OTC PINK is often thin and characterized by volatility. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume and market conditions. As a result, there may be wide fluctuations in the market price of the shares of our Common Stock for reasons unrelated to operating performance, and this volatility, when it occurs, may have a negative effect on the market price for our securities. Moreover, the OTC PINK is not a stock exchange, and trading of securities on this platform is more sporadic than the trading of securities listed on a national quotation system or stock exchange. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our Common Stock improves.

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

Of the 33,663,501 shares of our Common Stock outstanding as of the date of this Annual Report, approximately 16,457,939.

are restricted and 17,205,562 shares are freely tradable without restriction pursuant to Rule 144. Any substantial sale of our Common Stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our Common Stock.

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

Provisions of our certificate of incorporation and bylaws and applicable provisions of Nevada law may delay or discourage transactions involving an actual or potential change in control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. The provisions in our certificate of incorporation and bylaws:

●	limit who may call stockholder meetings;

●	do not provide for cumulative voting rights; and

●	provide that all vacancies may be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum.

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

ITEM 2. PROPERTIES

The Company leases its office space at 2450 Colorado Ave., Suite 100E, Santa Monica, CA 90404 on a month-to-month lease for $311 per month. Due to the global COVID-19 pandemic, the Company has maintained its address but only as virtual office space with minimum administrative services, while all employees and consultants work remotely.

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business. There is currently no litigation that management believes will have a material impact on the financial position of the Company.

On or around January 30, 2019, RWJ Advanced Marketing, LLC, Greg Bauer, and Warren Jackson sued the Company and multiple third and related parties in Superior Court of the State of California - County of Los Angeles, General District in connection with the acquisition of UGO in September 2017. The case number is 19STCV03320 (the “Original Lawsuit”). The complaint in the Original Lawsuit alleges breach of contract, among other causes of action. The Company answered the complaint and filed a cross-complaint against the plaintiffs in the case and third parties on or around February 15, 2019. On or about September 10, 2020, the Company through its agent of service was “served” with a complaint (the Company contested service) that was recently filed against the Company and third parties by Robert Warren Jackson and Gregory Bauer in Los Angeles Superior Court Case No.: 20STCV32709 (“Second Lawsuit”). In the Original Lawsuit filed, the court rejected the plaintiff’s claims that they were filing a purported quasi-derivative lawsuit. As such, in this current litigation, the plaintiff is now again claiming the action is a derivative lawsuit. On October 13, 2020, the Second Lawsuit was removed by other defendants into Central District of California (CASE NO. 2:20−cv−09399−RGK−AGR). On February 2, 2021 The Central District of California dismissed the entire Second Lawsuit based on “demand futility”. In the Original lawsuit, the Company filed a cross complaint against the plaintiff and other third parties. Recently, the court has scheduled various hearings and a trial date set for December 27, 2021 which was later continued by the Court to September 28, 2022. It was the Company’s intention to dividend its holdings of its wholly owned subsidiary Ugopherservices Corp. (“UGO”). However, the Company has elected to sell UGO to a third-party effective July 1, 2020. On September 17, 2020, the Company terminated Greg Bauer as consultant (resulting from the sale of UGO), which he confirmed in writing. On or about June 14, 2021 the Company stipulated with plaintiff that all third parties will be released and plaintiff may file a new first amendment complaint that will name only the Company. As such, all third parties other than prior transfer agent of the Company have been dismissed from this litigation. Following the sale of UGO, the Company noticed third parties (including SURG, via its asset manager) to wire the UGO funds to its new bank account. SURG never answered the notice. SURG is the clearing house for UGO. The Company noticed certain third parties that it intends to take legal actions to resolve this issue. On November 12, 2020 the Company filed a complaint in the United States District Court – District of Nevada - Case 2:20-cv-02078 against RWJ, Mr. Bauer, Mr. Jackson and against W.L. Petrey Wholesale Company Inc for fraud, breach of contract, Unjust Enrichment and other claims. On January 28, 2022 the court awarded the Company an injunction against the RWJ defendants, wherein ECS was required to immediately cease the payment of any commissions generated and requiring the same to be deposited into a blocked account until further court order.

On December 3, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with Discover Growth Fund, LLC (the “Investor”) pursuant to which the Company issued a Senior Secured Redeemable Convertible Debenture (the “Debenture”) in the aggregate face value of $8,340,000. In connection with the issuance of the Debenture and pursuant to the terms of the SPA, the Company issued a Common Stock Purchase Warrant to acquire up to 225,000 shares of common stock for a term of three years (the “Warrant”) on a cash-only basis at an exercise price of $100.00 per share with respect to 50,000 Warrant Shares, $75.00 with respect to 75,000 Warrant Shares and $50.00 with respect to 100,000 Warrant Shares. The holder may not exercise any portion of the Warrants to the extent that the holder would own more than 4.99% of the Company’s outstanding common stock immediately after exercise. The outstanding principal amount may be converted at any time into shares of the Company’s common stock at a conversion price equal to 95% of the Market Price less $5.00 (the conversion price is lowered by 10% upon the occurrence of each Triggering Event – the current conversion price is 75% of the Market Price less $5.00). The Market Price is the average of the 5 lowest individual daily volume weighted average prices during the period the Debenture is outstanding. On May 28, 2019, the Investor delivered to the Company a “Notice of Default and Notice of Sale of Collateral” (the “Notice”). On December 23, 2019, in arbitration between the Company and the Investor, an Interim Award was entered in favor of the Investor. On January 31, 2020, the Company was informed that a final award was entered (the “Final Award”). The Final Award affirms that certain sections of the Debenture constitute unenforceable liquidated damages penalties and were stricken. Further, it was determined that the Investor was entitled to recovery of their attorney’s fees. Consequently, the arbitrator awarded Investor an award of $4,034,444 plus interest of 7.25% accrued from May 15, 2019 and costs in the amount of $55,613. On February 18, 2020, the Company filed a motion with the United States District Court District of Nevada (the “Nevada Court”) to confirm the Final Award and a motion to consolidate Investor’s application to confirm the Final Award filed in the U.S. District Court of the Virgin Islands (Case No: 3 :20-cv-00012-CVG-RM) (the “Virgin Island Court”). On February 27, 2020, the Nevada Court denied the Company’s motion to confirm the Final Award and motion to consolidate and further decided that the confirmation of the Final Award should be litigated in the Virgin Island Court. As such, on February 27, 2020, the Company filed a Notice of Entry of Order as well as a Motion to Confirm the Arbitration Award, address the outstanding issues regarding whether Investor’s rights are subordinated to other creditors and, thereafter, oversee a commercially reasonable foreclosure sale (Case No: 3 :20-cv-00012-CVG-RM). It was the Company’s position that the Final Award must first be confirmed and all questions regarding the rights of Investor relative to those of other creditors must be determined before any foreclosure sale can proceed. It is further the position of the Company that the previously disclosed foreclosure sale scheduled by Investor is being conducted in a commercially unreasonable manner and that if Discover proceeded forward with the foreclosure sale it did so at its own risk. Nevertheless, on February 28, 2020, Investor advised that it conducted a sale of the Company’s assets. As the date of this report Investor failed to present a deed of sale for the alleged sale that allegedly took place as noticed. The Company filed with Virgin Island Court the motions disputing the validity of the alleged sale. On July 28, 2020, Investor filed in the State of Nevada a motion for attorneys $48,844 and costs $716. The Company filed an answer on August 11, 2020. On October 16, 2020, Investor motion for attorneys $48,844 and costs $716 was denied. This case is still pending with the Federal court and the Court has not taken any substantive action in the matter as of the date of this report.

GBT Technologies, S.A.

On September 14, 2018, the Company entered into an Exclusive Intellectual Property License and Royalty Agreement (the “GBT License Agreement”) with GBT-CR, a fully compliant and regulated crypto currency exchange platform that currently operates in Costa Rica as a decentralized crypto currency platform, pursuant to which, among other things, the Company granted to GBT-CR an exclusive, royalty-bearing right and license relating intellectual property relating to systems and methods of converting electronic transmissions into digital currency as reflected in that certain patent filed with the United Stated Patent and Trademark Office on or about June 14, 2018 (EFS ID: 32893586; Application Number: 16008069; Type: Utility under 35 USC 111(a); Confirmation Number: 6787)(collectively, the “Digital Currently Technology”). Pursuant to the GBT License Agreement, the Company granted GBT-CR an exclusive worldwide license to use the Digital Currency Technology to make, use, sell, lease or otherwise commercialize and dispose of products and devices utilizing the Digital Currently Technology. Under the terms of the GBT License Agreement, the Company is entitled to receive a royalty payment of 2% of gross revenue of each licensed product sold by GBT-CR during the period starting in which revenue is first generated using the licensed products and continuing for five years thereafter. Upon signing the GBT-CR License Agreement, GBT-CR paid the Company $300,000 which is nonrefundable. The Company has recognized the $300,000 as revenue during the years ended December 31, 2018. Upon GBT-CR making available for sale (the “Commercial Event”) an ICO (Initial Coin Offering) (the “Coin”), GBT-CR will make a payment to the Company in the amount of $5,000,000. Further, upon the Commercial Event, GBT-CR will grant the Company the ability to acquire 30% of the Coin at a 30% discount of such offering price of the Coin. The GBT License Agreement commenced as of the signing date and, unless terminated in accordance with the termination provisions of the GBT License Agreement, shall remain in force until the expiration of the patent pertaining to the Digital Currency Technology; provided that the right to use trade, secrets shall survive the expiration of the GBT License Agreement provided the Company has not terminated. Prior to the signing of the GBT License Agreement, GBT-CR advanced $200,000 to the Company, which the parties have agreed will be applied toward the $5,000,000 fee when it becomes due. On February 27, 2020 GBT Technologies, S.A., as successor in interest to Hermes Roll, LLC had notified the Company that it was in default on its Amended and Restated Territorial License Agreement (“ARTLA”) dated June 15, 2015 and that the ARTLA had been cancelled and rescinded.

In connection with SURG Exchange Agreement - On November 4, 2020, Altcorp and Stanley filed an Ex Parte Motion in the District Court, Clark County, Nevada (Case No: A-20-823039-B, in Dep No: 43) to appoint receiver and issue a temporary restraining Order against SURG and its transfer agent for alleged defaults on prior exchange agreement. On December 4, 2020, the parties entered an interim agreement which set the material terms of a settlement. A final settlement was achieved per the interim agreement terms on January 1, 2021. On March 4, 2021, the Company filed a motion to enforce the settlement agreements, as the Company alleged that SURG owes an additional $240,000 which was due and owing under the settlement agreements. On June 24, 2021, per the June 23, 2020 Agreement, the Company together with AltCorp sent SURG and its transfer agent via registered mail, a true-up shares demand for an additional 14,870,370 SURG shares as calculated per the Agreement. Subsequently, SURG was a party to two lawsuits in state District Court, the Eighth Judicial District Court for Clark County, Nevada involving AltCorp, Stanley and Glen Eagles Acquisition LP (the “AltCorp Parties.”). Each of these lawsuits were ultimately disputes relating to the total consideration SURG was to pay the Company under the APA. On October 18, 2021, the AltCorp Parties, the Company, and SURG entered into a Memorandum of Understanding (the “MOU”) to set up a framework for an attempt to settle the two lawsuits. On December 22, 2021 (the “Effective Date”), pursuant to the framework in the MOU, the AltCorp Parties (and an additional third party), the Company, ECS, and SURG, Kevin Brian Cox (SURG’s Chief Executive Officer) - in his individual capacity, entered into a Resolution of Purchase, Mutual Release, and Settlement Agreement (the “Final Settlement Agreement”) to settle the two lawsuits and resolve all disputes related to the consideration paid by SURG to the Company in connection with the APA. Full and complete payment under the Final Settlement Agreement was received on or about January 7, 2022 and a stipulation and order for dismissal was filed dismissing the action on or about February 1, 2022.

On or about July 9, 2021 the Company filed a lawsuit in District Court in Clack County Nevada – Department 19 (Case number A-21-837631-C) against Terry Taylor and TTSG Holdings, Inc for breach of contract, breach of covenant of Good Faith and Fair Dealing, Unjust Enrichment and declaratory relief for failure of providing consulting services per contract they entered.

On or about February 2, 2022, GBT was served with a First Amended Complaint (the “Complaint”) initiated by Gregory Mancuso and Rainer AG, a Swiss corporation, Case No. 21SMCV01430, filed in the Superior Court of the State of California for the County of Los Angeles. The Complaint names a number of different parties, including GBT, and asserts, among other things, claims for conversion, unjust enrichment, breach of contract, and breach of implied covenant of fair dealing, which Plaintiffs allege arise out of a brokerage agreement entered into between Plaintiff Rainer AG and co-defendant Consul Group re Dos Mil Veintiuno S.R.L (“Consul”). GBT was sued under an alter ego theory of liability, and its only involvement in the above-referenced chain of events seems to be that its shares were deposited with Rainer by Consul upon the opening of the brokerage account. GBT’s responsive pleading is due on March 17, 2022. GBT will be filling a demurrer to the First Amended Complaint based on a variety of deficiencies with the First Amended Complaint, and will ask the Court to dismiss the claims against GBT.

ITEM 4. MINE SAFERY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company is authorized to issue 2,000,000,000 of its $0.00001 par value common stock and 20,000,000 shares of its $0.00001 par value preferred stock Series B and 10,000 shares of its $0.00001 par value preferred stock Series C, 100,000 shares of its $0.00001 par value preferred Series D shares, 2,000,000 of its $0.00001 par value preferred Series G shares and 40,000 of its $0.00001 par value preferred Series H shares. As of December 31, 2021, 33,200,198 shares of common stock, as well as 45,000 shares of preferred stock Series B, 700 shares of preferred stock Series C, zero shares of preferred stock Series D, zero shares of preferred stock Series G and 20,000 shares of preferred stock Series H were issued and outstanding. The Board of Directors reserves the right to issue shares of preferred stock in the future indicating preference or rights as appropriate.

Market Information

Our common stock commenced quotation on the OTC PINK under the symbol “GTCH”. The Company’s subsequent symbol was “GOPH”. The following table sets forth the range of high and low prices per share of our common stock for each period indicated (after given effect to reverse split of 1 for 100 split in 2019 and 1 for 50 in 2021)

Quarters Ended	Mar 31		Jun 30		Sep 30		Dec 31

	High	Low	High	Low	High	Low	High	Low

2021	$5.00	$0.75	$1.70	$0.75	$0.90	$0.35	$0.40	$0.09
2020	$0.65	$0.01	$0.04	$0.01	$0.02	$0.01	$0.04	$0.01

Record Holders

The number of holders of record for our common stock as of March 8, 2022 was 88.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No cash dividends have been paid or declared since the Date of Inception.

Securities Authorized for Issuance Under Equity Compensation Plans

We presently do not have equity compensation plans authorized.

Transfer agent change

The Company transfer agent is Nevada Agency and Transfer Company (“NATCO”) with a business address at 50 West Liberty Street, Suite 880, Reno NV 89501; NATCO’s website is www.natco.com, and their phone number is (775) 322-0626.

Penny Stock

Our common stock is considered “penny stock” under the rules the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

●	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;

●	contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities’ laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

●	contains a toll-free telephone number for inquiries on disciplinary actions;

●	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

●	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

●	bid and offer quotations for the penny stock;

●	the compensation of the broker-dealer and its salesperson in the transaction;

●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and

●	monthly account statements showing the market value of each penny stock held in the customer’s account.

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

Recent Issuances of Unregistered Securities

For the year ended December 31, 2020, the Company issued 2,000,000 of Company common stock to GBT Tokenize for joint venture.

For the year ended December 31, 2020, the Company issued 1,063,516 shares of Company common stock upon the conversion of the convertible promissory note and accrued interest to Iliad Research and Trading, L.P.

 For the year ended December 31, 2020, the Company issued 352,396 shares of Company common stock upon the conversion of the convertible promissory note and accrued interest to Sapa Group.

For the year ended December 31, 2020, the Company issued 478,408 shares of Company common stock upon the conversion of the convertible promissory note and accrued interest to Stanley Hills.

For the year ended December 31, 2020, the Company issued 104,321 shares of Company common stock upon the conversion of the convertible promissory note and accrued interest to Gary Shirinyan.

For the year ended December 31, 2020, the Company issued 392,228 shares of Company common stock upon the conversion of the convertible promissory note and accrued interest to Power Up Lending Group.

For the year ended December 31, 2020, the Company issued 200,000 shares of Company common stock upon the conversion of the convertible promissory note and accrued interest to Rasel Ltd.

For the year ended December 31, 2020, the Company issued 211,893 shares of Company common stock upon the conversion of the convertible promissory note and accrued interest to Yossi Attia.

For the year ended December 31, 2021, the Company issued 14,000,000 shares of Company common stock to GBT Tokenize for joint venture.

For the year ended December 31, 2021, the Company issued 240,000 shares of Company common stock to Terry Taylor of TTSG Holdings for consulting services.

For the year ended December 31, 2021, the Company issued 5,000 shares of Company common stock to Bradford Stone for consulting services.

For the year ended December 31, 2021, the Company issued 4,053,069 shares of Company common stock upon the conversion of the convertible promissory note and accrued interest to Iliad Research and Trading, L.P.

For the year ended December 31, 2021, the Company issued 570,718 shares of Company common stock upon the conversion of the convertible promissory note and accrued interest to Yossi Attia.

For the year ended December 31, 2021, the Company issued 290,000 shares of Company common stock upon the conversion of the convertible promissory note and accrued interest to Rasel Ltd.

For the year ended December 31, 2021, the Company issued 3,560,040 shares of Company common stock upon the conversion of the convertible promissory note and accrued interest to Stanley Hills.

For the year ended December 31, 2021, the Company issued 1,155,267 shares of Company common stock upon the conversion of the convertible promissory note and accrued interest to Redstart.

For the year ended December 31, 2021, the Company issued 4,192,615 shares of Company common stock upon the conversion of the convertible promissory note and accrued interest to IGOR Corp.

We claimed exemption from registration under the Securities Act for the sales and issuances of these securities under Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, in that such sales and issuances did not involve a public offering. All of the purchasers of unregistered securities for which we relied on Section 4(a)(2) and/or Regulation D represented that they were accredited investors as defined under the Securities Act. We claimed such exemption on the basis that (a) the purchasers in each case represented that they intended to acquire the securities for investment only and not with a view to the distribution thereof and that they either received adequate information about the registrant or had access, through employment or other relationships, to such information and (b) appropriate legends were affixed to the stock certificates issued in such transactions.

ITEM   6.    RESERVED

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

In some cases, you can identify forward-looking statements by terminology such as’‘may,’’ ’‘will,’’ ’’should,’’ ’‘could,’’ ’‘expects,’’ ’‘plans,’’ ’‘intends,’’ ’‘anticipates,’’ ’‘believes,’’ ’‘estimates,’’ ’‘predicts,’’ ’‘potential,’’ or ’‘continue’’ or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this Report.

This section of the report should be read together with Footnotes of the Company audited financials. The audited statements of operations for the years ended December 31, 2021 and 2020 are compared in the sections below.

General Overview

GBT Technologies Inc. (formerly Gopher Protocol Inc.) (the “Company”, “GBT”, or “GTCH”) was incorporated on July 22, 2009 under the laws of the State of Nevada. The Company is targeting growing markets such as development of Internet of Things (IoT) and Artificial Intelligence (AI) enabled networking and tracking technologies, including wireless mesh network technology platform and fixed solutions, development of an intelligent human body vitals device, asset-tracking IoT, and wireless mesh networks, with an AI portfolio. The Company derived revenues from (i) the provision of IT consulting services; and (ii) from the licensing of its technology.

Recent Developments

GBT Tokenize Joint Venture

On March 6, 2020, the Company through Greenwich, entered into a Joint Venture and Territorial License Agreement (the “Tokenize Agreement”) with Tokenize-It, S.A. (“Tokenize”), which is owned by a Costa Rica Trust represented by Pablo Gonzalez (“Gonzalez”). Gonzalez also represents Gonzalez Costa Rica Trust, which holds a note in the principal amount of $10,000,000 and is also a shareholder of the Company. Under the Tokenize Agreement, the parties formed GBT Tokenize Corp., a Nevada corporation (“GBT Tokenize”). The purpose of GBT Tokenize is to develop, maintain and support source codes for its proprietary technologies including advanced mobile chip technologies, tracking, radio technologies, AI core engine, electronic design automation, mesh, games, data storage, networking, IT services, business process outsourcing development services, customer service, technical support and quality assurance for business, customizable and dedicated inbound and outbound calls solutions, as well as digital communications processing for enterprises and startups (“Technology Portfolio”), throughout the State of California. Upon generating any revenue from the Technology Portfolio, the Joint Venture will earn the first right of refusal for other territories. The Company pledged its 50% ownership in GBT Tokenize and its 100% ownership of Greenwich to Tokenize to secure its Technology Portfolio investment. The Company shall appoint two directors and Tokenize shall appoint one director of GBT Tokenize. Tokenize shall contribute the services and resources for the development of the Technology Portfolio to GBT Tokenize. The Company shall contribute 2,000,000 shares of common stock of the Company (“GBT Shares”) to GBT Tokenize. Tokenize and the Company will each own 50% of GBT Tokenize. The shares were valued at $5,500,000. In addition, GBT Tokenize and Gonzalez entered into a Consulting Agreement in which Gonzalez is engaged to provide services in consideration of $33,333 per month payable quarterly which may be paid in shares of common stock calculated by the amount owed divided by the Company’s 10-day VWAP. Gonzalez will provide services in connection with the development of the business as well as GBT Tokenize’s capital raising efforts. The term of the Consulting Agreement is two years. During year ended December 31, 2021, Gonzalez assigned all his accrued balances of $424,731 to Stanley Hills in a private transaction that the Company is not part to. The closing of the Tokenize Agreement occurred on March 9, 2020. On May 28, 2021, the parties agreed to amend the Tokenize Agreement to expand territory granted for the Technology Portfolio under the license to GBT Tokenize to include the entire continental United States. The Company has further agreed to issue GBT Tokenize an additional 14,000,000 shares of common stock of the Company. The shares were valued at $15,400,000. At December 31, 2021, the Company evaluated the carrying amount of this joint venture investment and determined that this investment was fully impaired and as a result an impairment charge of $15,400,000 was taken. Although the investment was impaired, the product development is still ongoing.

Surge Payment

On January 7, 2022, the Company received payments from Surgepays Inc. (formerly known as Surge Holdings, Inc.) in total of $3,750,000 pursuant to the terms of the Settlement Agreement dated December 22, 2021. The $3,750,000 was recorded as other receivable as of December 31, 2021. The entire balance of $3,750,000 was paid in January 2022.

On January 28, 2022, the Company entered into a Stock Purchase Agreement with Marko Radisic (the “Seller”) and Touchpoint pursuant to which the Company acquired 10,000 shares of Series A Convertible Preferred Stock (the “Touchpoint Preferred”) from the Seller in consideration of $125,000. The Touchpoint Preferred is convertible into 10,000,000 shares of common stock of Touchpoint. On or about February 23, 2022 Touchpoint perform automatic conversion of Series A Convertible Preferred Stock into 10,000,000 shares of common stock of TGHI.

On February 18, 2022, the Company, effective March 1, 2022 entered into a Revenue RSA with MAHASER pursuant to which the Company acquired the opportunity to share in revenues generated by MAHASER with respect to e-commerce sales through the world biggest online retail platform in the United States of America. MAHASER owns an e-commerce platform as a store which is the legal, exclusive owner of Ravenholm Electronics. The Company will operate the e-commerce platform and will be entitled to 95% for all revenue generated by and received by MAHASER for the period from March 1, 2022 through December 31, 2022. The RSA provides that the Company will be entitled to appoint a manager to MAHASER. As consideration, the Company will pay MAHASER $100,000 no later than March 1, 2022 and issue MAHASER 1,000,000 shares of the Company’s restricted common stock. The Company shall have no obligations to make any further payments to MAHASER. For any further extensions, the Company will have the option to extend the RSA for annual payment of $200,000, which can be payable with the Company’s shares of common stock payable based on 20 days VWAP prior to issuance. On March 16, 2022 the parties entered into Amendment No. 1 to the to the RSA, where all consideration to be paid or issued to MAHASER will be deferred until such time where the e-commerce platform generated in cumulative revenue of $1,000,000.

On February 22, 2022, the Company entered into an Intellectual Property License and Royalty Agreement with Touchpoint pursuant to which the Company granted TGHI a worldwide license for its technologies for a term of five years in the domains of Internet of Things (IoT) and Artificial Intelligence enabled mobile technologies pertaining to the Company’s digital currency technology (the “Technology”). GBT will charge TGHI earned royalties based on actual uses by TGHI of the Technology resulting from revenue attributable to the use, performance or other exploitation of the Technology, to the extent applicable, after deducting any taxes that the Company may be required to collect, and deducting any international sales, goods and services, value added taxes or similar taxes which the Company is required to pay, if any, excluding deductions for taxes on the Company net income. TGHI agreed to issue the Company 10,000,000 shares of common stock of TGHI in consideration of the Company entering this Intellectual Property License and Royalty Agreement.

Equity Purchase Agreement and Registration Rights Agreement

On December 17, 2021 (the “Effective Date”), the Company entered into an equity financing agreement (the “Equity Financing Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with GHS Investments LLC (“GHS”), pursuant to which GHS shall purchase from the Company, up to that number of shares of common stock of the Company (the “Shares”) having an aggregate Purchase Price of $10,000,000, subject to certain limitations and conditions set forth in the Equity Financing Agreement from time to time over the course of 24 months after an effective registration of the Shares with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement, is declared effective by the SEC (the “Contract Period”).

The Equity Financing Agreement grants the Company the right, from time to time at its sole discretion (subject to certain conditions) during the Contract Period, to direct GHS to purchase shares of Common Stock on any business day (a “Put”), provided that at least ten trading days has passed since the most recent Put. The purchase price of the shares of Common Stock contained in a Put will be 90% of the lowest daily volume weighted average price (VWAP) of the Company’s Common Stock during the ten consecutive trading days preceding the receipt by GHS of the applicable Put notice. Such sales of Common Stock by the Company, if any, may occur from time to time, at the Company’s option, during the Contract Period. Subject to the satisfaction of certain conditions set forth in the Equity Financing Agreement, on each Put the Company will deliver an amount of Shares equaling 110% of the dollar amount of each Put. The maximum dollar amount of each Put will not exceed 200% of the average daily trading dollar volume for the Company’s Common Stock during the ten trading days preceding the Trading day that GHS receives a Put. No Put will be made in an amount equaling less than $10,000 or greater than $500,000. Puts are further limited to GHS owning no more than 4.99% of the outstanding stock of the Company at any given time. The Equity Financing Agreement and the Registration Rights Agreement contain customary representations, obligations, rights, warranties, agreements and conditions of the parties. The Equity Financing Agreement terminates upon any of the following events: when GHS has purchased an aggregate of $10,000,000 in the Common Stock of the Company pursuant to the Equity Financing Agreement; on the date that is 24 calendar months from the date the Equity Financing Agreement was executed.

Actual sales of shares of Common Stock to GHS under the Equity Financing Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Common Stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. The Company issued 463,303 shares with net proceeds of $66,942 from the Equity Financing Agreement in February 2022.

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

On March 19, 2020, California Governor Gavin Newsom issued a stay-at-home order to protect the health and well-being of all Californians and to establish consistency across the state in order to slow the spread of COVID-19. California was therefore under strict quarantine control and travel has been severely restricted, resulting in disruptions to work, communications, and access to files (due to limited access to facilities). Since then, other measures have been imposed in other countries and major cities in the USA, including Los Angeles, and throughout the world in an effort to contain the COVID-19 outbreak. The World Health Organization (the “WHO”) is closely monitoring and evaluating the situation. On March 11, 2020, the WHO declared the outbreak of COVID-19 a pandemic, expanding its assessment of the threat beyond the global health emergency it had announced in January. Any outbreak of such epidemic illness or other adverse public health developments in the USA or elsewhere in the world may materially and adversely affect the global economy, our markets and our business. The stay-at-home order was lifted in California only on January 25, 2021.

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

Results of Operations:

Years ended December 31, 2021 and 2020

A comparison of the statements of operations for the year ended December 31, 2021 and 2020 is as follows:

	Years Ended December 31,		Change
	2021	2020	$	%

Sales - related party	$180,000	$180,000	$—	0.00%
Operating expenses	18,655,514	7,952,836	10,702,678	134.58%
Loss from operations	18,475,514	7,772,836	10,702,678	137.69%
Other expense (income), net	15,454,919	11,206,839	4,248,080	37.91%
Loss before provision for income taxes	33,930,433	18,979,675	14,950,758	78.77%
Provision for income taxes	—	—	—
Loss from continued operations	33,930,433	18,979,675	14,950,758	78.77%
Discontinued operations		(984,787)	984,787	0.00%
Net loss	$33,930,433	$17,994,888	$168,510,231	88.56%

Sales for both the years ended December 31, 2021 and 2020 were $180,000. Sales are derived from providing IT consulting services to a related party.

Operating expenses for the year ended December 31, 2021 were $18,655,514, compared to $7,952,836 for the same period in 2020. The increase of $10,702,678 or 134.58% was principally due to increase in the impairment of GBT Tokenize Joint Venture investment of $9,800,000, increase in marketing expenses of $526,774, increase in general and administrative expenses of $104,963, and increase in professional expenses of $270,94 for the year ended December 31, 2021.

Other expense for the year ended December 31, 2021 was $15,454,919, an increase of $4,248,080 or 37.91% from $4,248,080 for the same period in 2020. The increase is principally due to an increase on debt modification of $13,777,480; and offset by i) an increase in realized other income of $2,497,500; ii) reduction of amortization of debt discounts by $3,373,312; iii) reduction of change in fair value of derivative liability by $194,493; iv) reduction in interest expense and financing costs of $927,265; v) reduction in unrealized loss on marketable equity security of $671,000; and vi) reduction in realized loss on disposal of marketable equity security by $435,830.

The operating results for UGO have been presented in the accompanying condensed consolidated statements of operations for the years ended December 31, 2021 and 2020 as discontinued operations and are summarized below:

	Years Ended December 31,
	2021	2020
Revenue	$—	8,291,842
Cost of revenue	—	7,900,122
Gross Profit	—	391,720
Operating expenses	—	408,644
Loss from operations	—	(16,924)
Other income (expenses)	—	—
Net loss	$—	$(16,924)

As a result of the disposition of Ugopherservices, ECS Prepaid, Electronic Check Services and the Central State Legal Services businesses, the Company recognized a gain on the disposition of discontinued operations of $1,001,711 for the year ended December 31, 2020.

Net loss for the year ended December 31, 2021 was $33,930,433 compared to $17,994,888 for the same period in 2020 due to the factors described above.

Liquidity and Capital Resources

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $304,581,773 and has a working capital deficit of $28,388,580 as of December 31, 2021, which raises substantial doubt about its ability to continue as a going concern.

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

Our cash was $155,106 and $113,034 at December 31, 2021 and 2020, respectively. Cash used in operating activities during the year ended December 31, 2021 was $1,369,114, compared to $994,426 during the same period in 2020. The amount used in operating activities for the year ended December 31 2021 was primarily related to a net loss of $33,930,433 and offset by amortization of debt discount of $824,238, excess of debt discount and financing costs of $136,785, change in fair value of derivative liability of $1,339,117, shares issued for services of 281,748, loss on modification of debt of $13,777,480, impairment of assets of $15,400,000, and net working capital increase of $1,612,950. Our working capital position changed by going from a working capital deficit of $27,710,040 at December 31, 2020 to a working capital deficit of $28,388,580 at December 31, 2021.

The amount used in operating activities for the year ended December 31 2020 was primarily related to a net loss of $17,994,888 and gain on disposition of discontinued operations of $1001,711 and offset by amortization of debt discount of $4,197,550, excess of debt discount and financing costs of $1,343,847, change in fair value of derivative liability of $1,553,610, loss on modification of debt of $242,712, impairment of assets of $5,600,000, unrealized loss on market equity security of $621,000, realized gain on disposal of market equity security of $474,830, loss on exchange of asset of $1,430,000, and convertible note receivable exchanged for services of $200,000, and net working capital increase of $2,312,261.

Cash flows used in investing activities were $231,771 during the year ended December 31, 2020, compared to $0 for the same period in 2021. The decrease is due to the amount of cash of discontinued operations during the year ended December 31, 2020.

Cash from financing activities for the year ended December 31, 2020 was $1,279,597, compared to $1,411,186 for the same period in 2021. The increase is due to the issuance of convertible notes and notes payable in 2021 of $1,517,386 and offset by repayment of convertible notes of $106,200. Cash from financing activities for the year ended December 31, 2020 was due to the issuance of convertible notes and notes payable in 2021 of $1,279,597.

We sustained net losses of $33,930,433 for the year ended December 31, 2021. In addition, we had a working capital deficit of $28,388,580 and accumulated deficit of $304,581,773 at December 31, 2021.

Equity Purchase Agreement and Registration Rights Agreement

On December 17, 2021 (the “Effective Date”), the Company entered into an equity financing agreement (the “Equity Financing Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with GHS Investments LLC (“GHS”), pursuant to which GHS shall purchase from the Company, up to that number of shares of common stock of the Company (the “Shares”) having an aggregate Purchase Price of $10,000,000, subject to certain limitations and conditions set forth in the Equity Financing Agreement from time to time over the course of 24 months after an effective registration of the Shares with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement, is declared effective by the SEC (the “Contract Period”).

The Equity Financing Agreement grants the Company the right, from time to time at its sole discretion (subject to certain conditions) during the Contract Period, to direct GHS to purchase shares of Common Stock on any business day (a “Put”), provided that at least ten trading days has passed since the most recent Put. The purchase price of the shares of Common Stock contained in a Put will be 90% of the lowest daily volume weighted average price (VWAP) of the Company’s Common Stock during the ten consecutive trading days preceding the receipt by GHS of the applicable Put notice. Such sales of Common Stock by the Company, if any, may occur from time to time, at the Company’s option, during the Contract Period. Subject to the satisfaction of certain conditions set forth in the Equity Financing Agreement, on each Put the Company will deliver an amount of Shares equaling 110% of the dollar amount of each Put. The maximum dollar amount of each Put will not exceed 200% of the average daily trading dollar volume for the Company’s Common Stock during the ten trading days preceding the Trading day that GHS receives a Put. No Put will be made in an amount equaling less than $10,000 or greater than $500,000. Puts are further limited to GHS owning no more than 4.99% of the outstanding stock of the Company at any given time. The Equity Financing Agreement and the Registration Rights Agreement contain customary representations, obligations, rights, warranties, agreements and conditions of the parties. The Equity Financing Agreement terminates upon any of the following events: when GHS has purchased an aggregate of $10,000,000 in the Common Stock of the Company pursuant to the Equity Financing Agreement; on the date that is 24 calendar months from the date the Equity Financing Agreement was executed.

Actual sales of shares of Common Stock to GHS under the Equity Financing Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Common Stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations.

In September of 2017 we purchased the assets of RWJ Advanced Marketing, LLC, and then after ECS Prepaid LLC, Electronic Check Services, Inc. and Central States Legal Services, Inc. in 2018. RWJ and ECS have historically generated significant revenues which we do not expect to continue in the future, as the Company divested its investment in ECS Prepaid LLC, Electronic Check Services, Inc. and Central States Legal Services, Inc. on or around September 2019, left only with the acquired assets from RWJ Advanced Marketing, LLC which on September 18, 2020, the Company entered into a Purchase and Sale Agreement with Mr. LightHouse LTD., an Israeli corporation (“MLH”) pursuant to which the Company agreed to sell and assign to MLH, effective July 1, 2020 all the shares, and certain specified liabilities, of Ugopherservices Corp., in consideration of $100,000 to be paid through the delivery of a promissory note payable to the Company (the “Note”), as disclosed in this report. We intend to continue to make investments to support our business growth and we will require additional funds to respond to business challenges, including the need to develop new features and products or enhance our existing products, improve our operating infrastructure or acquire complementary businesses and technologies. Further, we need additional capital to continue operations. Accordingly, we engaged GHS in equity financings to secure additional funds, as disclosed in this report. We expect that we have sufficient capital to maintain operations through the end of 2022. In order to fully implement our business plan, we will need to raise $10,000,000. The Company will need to raise additional capital in the future of which there is no guarantee that the Company will be able to successfully raise such capital on acceptable terms. With the current cash on hand, cash in our attorney’s trust account and additional cash anticipated to be raised in the future, we believe we will have sufficient cash to meet our obligations for the next 12 months. The Company issued 463,303 shares with net proceeds of $66,942 from the Equity Financing Agreement in February 2022.

$10,000,000 for GBT Technologies S. A. acquisition (assigned to a third-party Igor 1 Corp)

In accordance with the acquisition of GBT-CR the Company issued a convertible note in the principal amount of $10,000,000. The convertible note bears interest of 6% per annum and is payable at maturity on December 31, 2021. At the election of the holder, the convertible note can be converted into a maximum of 20,000 shares of Series H Preferred Stock. Each share of Series H Preferred Stock is convertible, at the option of the holder but subject to the Company increasing its authorized shares of common stock, into such number of shares of common stock of the Company as determined by dividing the Stated Value ($500 per share) by the conversion price ($10.00 per share). On May 19, 2021, the Company, IGOR 1 Corp, , and Gonzalez GBTCR (none related parties)entered into a Mutual Release and Settlement Agreement and Irrevocable Assignment of Note Balance Principal and Accrued Interest (the “Gonzalez Agreement”). Pursuant to the Gonzalez Agreement, without any party admission of liability and to avoid litigation, the parties has agreed to (i) extend the GBT Convertible Note maturity date to December 31,2022, (ii) amend the GBT Convertible Note terms to include a beneficial ownership blocker of 4.99% and a modified conversion feature to the GBT Convertible Note with 15% discount to the market price during the 20 trading day period ending on the latest complete trading day prior to the conversion date and (iii) provided for an assignment of the GBT Convertible Note by Gonzalez to a third party.

Glen Eagles Acquisition LP

On July 8, 2019, the Company entered a Consulting Agreement with Glen Eagles Acquisition LP (“Glen”) as consultant to provide services in connection with the Company’s acquisition of 25% of GBT Technologies, S.A., a Costa Rican corporation (“GBT-CR”). Consultant will provide analysis, interaction with related professional and other services as requested by the Company to integrate and expand capabilities between GBT-CR and the Company. The Company shall pay Glen $1,000,000 through the issuance of a 6% Convertible Note. At the election of Glen, the Convertible Note can be converted into a maximum of 2,000 shares of Series H Preferred Stock. Each share of Series H Preferred Stock is convertible, at the option of the holder but subject to the Company increasing its authorized shares of common stock, into such number of shares of common stock of the Company as determined by dividing the Stated Value ($500 per share) by the conversion price ($10.00 per share). The Series H Preferred Stock has no liquidation preference, does not pay dividends and the holder of Series H Preferred Stock shall be entitled to one vote for each share of common stock that the Series H Preferred Stock may be convertible into. In addition, the Company entered into an Amendment of a Common Stock Purchase Warrant held by Glen to acquire nine million shares of common stock that had been assigned to Glen by Guardian Patch LLC. Pursuant to the amendment, the Company agreed to provide that the Common Stock Purchase Warrant may be exercised on a cashless basis and provided a beneficial ownership limitation of 4.99%. On or about June 23, 2020, the Company and AltCorp entered into agreements with SURG and Glen Eagles Acquisition LP (“Glen”) into series of agreements regarding the $4,000,000 SURG Note. Glen converted in full its $1,000,000 convertible note that was issued by the Company on July 8, 2019 plus $50,000 of accrued interest, into $1,050,000 of a SURG Note via an assignment of a portion ($1,050,000 of a $4,000,000 face value) of the $4,000,000 SURG Note. In addition, the Company entered into a consulting agreement with Glen for which the Company shall pay to Glen $200,000 via an assignment of a portion ($200,000 of a $4,000,000 face value) of the $4,000,000 SURG Note. Glen in turn converted all its $1,250,000 considerations received into 2,500,000 SURG shares. Per the final settlement agreement with Surge and per allocation of settlement funds agreement, Glen credit balance for the end of 2021 was $662,500 which included $425,000 credit derived from said settlement (which was paid on January 2022), where the open aged credit balance derived from the above, along with cash infusion with Glen as off the date of this report is $237,500.

RWJ Acquisition Note

In connection with the acquisition of RWJ in September 2017, the Company issued a note payable. The note accrues interest at 3.5% per annum, was due on December 31, 2019 and is secured by the assets purchased in the acquisition. The Company contests the validity of the note, as such the note has not been repaid as of December 31, 2010. (See Item 3 – Legal Proceedings). The balance of the note at December 31, 2021 is $2,600,000 plus accrued interest of $394,666.

Discover Growth Fund

On December 3, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with Discover Growth Fund, LLC (the “Investor”) pursuant to which the Company issued a Senior Secured Redeemable Convertible Debenture (the “Debenture”) in the aggregate face value of $8,340,000. In connection with the issuance of the Debenture and pursuant to the terms of the SPA, the Company issued a Common Stock Purchase Warrant to acquire up to 225,000 shares of common stock for a term of three years (the “Warrant”) on a cash-only basis at an exercise price of $100.00 per share with respect to 50,000 Warrant Shares, $75.00 with respect to 75,000 Warrant Shares and $50.00 with respect to 100,000 Warrant Shares. The holder may not exercise any portion of the Warrants to the extent that the holder would own more than 4.99% of the Company’s outstanding common stock immediately after exercise. The outstanding principal amount may be converted at any time into shares of the Company’s common stock at a conversion price equal to 95% of the Market Price less $5.00 (the conversion price is lowered by 10% upon the occurrence of each Triggering Event – the current conversion price is 75% of the Market Price less $5.00). The Market Price is the average of the 5 lowest individual daily volume weighted average prices during the period the Debenture is outstanding. On May 28, 2019, the Investor delivered to the Company a “Notice of Default and Notice of Sale of Collateral” (the “Notice”). On December 23, 2019, in arbitration between the Company and the Investor, an Interim Award was entered in favor of the Investor. On January 31, 2020, the Company was informed that a final award was entered (the “Final Award”). The Final Award affirms that certain sections of the Debenture constitute unenforceable liquidated damages penalties and were stricken. Further, it was determined that the Investor was entitled to recovery of their attorney’s fees. Consequently, the arbitrator awarded Investor an award of $4,034,444 plus interest of 7.25% accrued from May 15, 2019 and costs in the amount of $55,613. On February 18, 2020, the Company filed a motion with the United States District Court District of Nevada (the “Nevada Court”) to confirm the Final Award and a motion to consolidate Investor’s application to confirm the Final Award filed in the U.S. District Court of the Virgin Islands (Case No: 3 :20-cv-00012-CVG-RM) (the “Virgin Island Court”). On February 27, 2020, the Nevada Court denied the Company’s motion to confirm the Final Award and motion to consolidate and further decided that the confirmation of the Final Award should be litigated in the Virgin Island Court. As such, on February 27, 2020, the Company filed a Notice of Entry of Order as well as a Motion to Confirm the Arbitration Award, address the outstanding issues regarding whether Investor’s rights are subordinated to other creditors and, thereafter, oversee a commercially reasonable foreclosure sale (Case No: 3 :20-cv-00012-CVG-RM). It was the Company’s position that the Final Award must first be confirmed and all questions regarding the rights of Investor relative to those of other creditors must be determined before any foreclosure sale can proceed. It is further the position of the Company that the previously disclosed foreclosure sale scheduled by Investor is being conducted in a commercially unreasonable manner and that if Discover proceeded forward with the foreclosure sale it did so at its own risk. Nevertheless, on February 28, 2020, Investor advised that it conducted a sale of the Company’s assets. As the date of this report Investor failed to present a deed of sale for the alleged sale that allegedly took place as noticed. The Company filed with Virgin Island Court the motions disputing the validity of the alleged sale. On July 28, 2020, Investor filed in the State of Nevada a motion for attorneys $48,844 and costs $716. The Company filed an answer on August 11, 2020. On October 16, 2020, Investor motion was denied. This case is still pending with the Federal court and the Court has not taken any substantive action in the matter as of the date of this report.

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

Redstart Holdings Corp.

Paid Off Notes/Converted Notes

On August 4, 2020, the Company entered into a Securities Purchase Agreement with Redstart Holdings Corp., an accredited investor (“Redstart”) pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 1”) in the aggregate principal amount of $153,600 for a purchase price of $128,000. The Redstart Note No. 1 has a maturity date of November 3, 2021 and the Company has agreed to pay interest on the unpaid principal balance of the Redstart Note No. 1 at the rate of six percent (6%) per annum from the date on which the Redstart Note No. 1 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 1, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 1. The transactions described above closed on August 5, 2020. The outstanding principal amount of the Redstart Note No. 1 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 1 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 1), the Redstart Note No. 1 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 1. During the year ended December 31, 2021, the entire amount of Note No. 1 of $153,600 plus accrued interest was converted into 226,532 shares of common stock.

On September 15, 2020, the Company entered into a Securities Purchase Agreement with Redstart pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 2”) in the aggregate principal amount of $93,600 for a purchase price of $78,000. The Redstart Note No. 2 has a maturity date of September 15, 2021 and the Company has agreed to pay interest on the unpaid principal balance of the Redstart Note No. 2 at the rate of six percent (6%) per annum from the date on which the Redstart Note No. 2 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 2, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 2. The transactions described above closed on September 16, 2020. The outstanding principal amount of the Redstart Note No. 2 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 2 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 2), the Redstart Note No. 2 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 2. During the year ended December 31, 2021, the entire amount of Note No. 2 of $93,600 plus accrued interest was converted into 89,169 shares of common stock.

On December 9, 2020, the Company entered into a Securities Purchase Agreement with Redstart pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 3”) in the aggregate principal amount of $100,200 for a purchase price of $83,500. The Redstart Note No. 3 has a maturity date of December 9, 2021 and the Company has agreed to pay interest on the unpaid principal balance of the Redstart Note No. 3 at the rate of six percent (6%) per annum from the date on which the Redstart Note No. 3 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 3, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 3. The transactions described above closed on December 11, 2020. The outstanding principal amount of the Redstart Note No. 3 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 3 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 3), the Redstart Note No. 3 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 3. During the year ended December 31, 2021, the entire amount of Note No. 3 of $100,200 plus accrued interest was converted into 135,582 shares of common stock.

On February 10, 2021, the Company entered into a Securities Purchase Agreement with Redstart pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 4”) in the aggregate principal amount of $184,200 for a purchase price of $153,500. The Redstart Note No. 4 has a maturity date of February 5, 2022 and the Company has agreed to pay interest on the unpaid principal balance of the Redstart Note No. 4 at the rate of six percent (6%) per annum from the date on which the Redstart Note No. 4 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 4, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 4. The transactions described above closed on February 10, 2021. The outstanding principal amount of the Redstart Note No. 4 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 4 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 4), the Redstart Note No. 4 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 4. During the year ended December 31, 2021, the entire amount of Redstart Note No. 4 of $184,200 plus accrued interest was converted into 386,146 shares of common stock.

On March 15, 2021, the Company entered into a Securities Purchase Agreement with Redstart pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 5”) in the aggregate principal amount of $106,200 for a purchase price of $88,500. The Redstart Note No. 5 has a maturity date of June 15, 2022 and the Company has agreed to pay interest on the unpaid principal balance of the Redstart Note No. 5 at the rate of six percent (6%) per annum from the date on which the Redstart Note No. 5 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 5, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 5. The transactions described above closed on March 17, 2021. The outstanding principal amount of the Redstart Note No. 5 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 5 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 5), the Redstart Note No. 5 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 5. During the year ended December 31, 2021, the entire amount of Redstart Note No. 5 of $106,200 plus accrued interest was converted into 317,837 shares of common stock.

On May 26, 2021, the Company entered into a Securities Purchase Agreement with Redstart pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 6”) in the aggregate principal amount of $106,200 for a purchase price of $88,500. The Redstart Note No. 6 has a maturity date of August 26, 2022 and the Company has agreed to pay interest on the unpaid principal balance of the Redstart Note No. 6 at the rate of six percent (6%) per annum from the date on which the Redstart Note No. 6 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 6, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 6. The transactions described above closed on May 28, 2021. The outstanding principal amount of the Redstart Note No. 6 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 6 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 6), the Redstart Note No. 6 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 6. During the year ended December 31, 2021, the entire amount of Redstart Note No. 5 of $106,200 plus accrued interest was fully repaid in total cash of $141,782.

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

On February 27, 2020, the Company and Iliad entered into an Amendment to the Iliad Note (See Note 8) pursuant to which the maturity date of the Iliad Note was extended to August 27, 2020, provided that the Debt may be converted into shares of common stock of the Company at a conversion price equal to 80% multiplied by the lowest trading daily VWAP for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date, provided for the payment by the Company to Iliad of an extension fee equal to 7.5% of the outstanding balance of the Iliad Note resulting in a new balance of the Iliad Note of $2,765,983 and provided that the Company’s failure to deliver shares of common stock within three trading days of a conversion would result in an event of default. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. Iliad has agreed to restrict its ability to convert the Iliad Note and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock. On July 20, 2020 the Company and Iliad entered into agreement to extend the maturity of the Iliad Note until February 27, 2021 in consideration of an extension fee of $1,000. On February 28, 2021 the Company and Iliad entered into agreement to further extend the maturity of the Iliad Note until May 31, 2021 in consideration of an extension fee of $1,000 representing the third extension of the original note. On May 19, 2021, the Company and Iliad entered into agreement to further extend the maturity of the Iliad Note until August 31, 2021 in consideration of an extension fee of $1,000 representing the fourth extension of the original note. On August 20, 2021, the Company and Iliad entered into agreement to further extend the maturity of the Iliad Note until December 31, 2021 in consideration of an extension fee of $1,000. During the year ended December 31, 2021, Iliad converted $2,508,737 of its convertible note into 4,053,069 shares of the Company’s common stock. The balance of the Iliad debt at December 31, 2021 and December 31, 2020 was $0 and $2,431,841, respectively.

Outstanding Notes

On September 21, 2021, the Company entered into a Securities Purchase Agreement with Redstart pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 7”) in the aggregate principal amount of $244,500 for a purchase price of $203,750. The Redstart Note No. 7 has a maturity date of December 22, 2022 and the Company has agreed to pay interest on the unpaid principal balance of the Redstart Note No. 7 at the rate of two and a half percent (2.5%) per annum from the date on which the Redstart Note No. 7 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 7, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 7. The transactions described above closed on September 28, 2021. The outstanding principal amount of the Redstart Note No. 7 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 7 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 7), the Redstart Note No. 7 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 7. As of December 31, 2021, the note had an outstanding balance of $244,500 and accrued interest of $1,591.

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

On May 19, 2021, the Company, Gonzalez, GBT-CR and IGOR 1 Corp entered into a Mutual Release and Settlement Agreement and Irrevocable Assignment of outstanding balance plus accrued interest (the “Gonzalez Agreement”). Pursuant to the Gonzalez Agreement, without any party admission of liability and to avoid litigation, the parties has agreed to (i) extend the GBT convertible note maturity date to December 31, 2022, (ii) amend the GBT convertible note terms to include a beneficial ownership blocker of 4.99% and a modified conversion feature to the GBT convertible note with 15% discount to the market price during the 20 trading day period ending on the latest complete trading day prior to the conversion date and (iii) provided for an assignment of the GBT convertible note by Gonzalez to a third party. As a result of the change in terms of this convertible note, the Company took a charge related to the modification of debt of $13,777,480 during the year ended December 31, 2021.

During the year ended December 31, 2021, IGOR 1 converted $1,284,600 of the convertible note into 4,185,650 shares of the Company’s common stock. Also, on June 24, 2021, the Company transferred 5,500,000 SURG shares received as repayment of $660,000 of this convertible note (See Note 4).

As of December 31, 2021, the note had an outstanding balance of $8,055,400 and accrued interest of $1,545,721.

Sixth Street Lending LLC

On November 8, 2021, the Company entered into a Securities Purchase Agreement with Sixth Street Lending LLC (“Sixth Street”) pursuant to which the Company issued to Sixth Street a Convertible Promissory Note (the “Sixth Street Note”) in the aggregate principal amount of $124,200 for a purchase price of $103,500. The Sixth Street Note has a maturity date of February 8, 2023 and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of six percent (6%) per annum from the date on which the note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment including a prepayment to Sixth Street as set forth in the Sixth Street Note. The outstanding principal amount of the note may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Sixth Street may convert the note into shares of the Company’s common stock at a conversion price equal to 85% of the average of the two lowest trading prices with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Sixth Street Note), the note shall become immediately due and payable and the Company shall pay to Sixth Street, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Sixth Street Note. As of December 31, 2021, the note had an outstanding balance of $124,200 and accrued interest of $1,061.

Stanley Hills LLC Convertible Note Payable

The Company entered into a series of loan agreements with Stanley Hills LLC (“Stanley”) pursuant to which it received more than $1,000,000 in loans (the “Debt”) since May 2019 up to December 2019. On February 26, 2020, in order to induce Stanley to continue to provide funding, the Company and Stanley entered into a letter agreement providing that the current note payable balance due to Stanley in the amount of $1,214,900 may be converted into shares of common stock of the Company at a conversion price equal to 85% multiplied by the lowest one trading price for the common stock during the 20-trading day period ending on the latest complete trading day prior to the conversion date. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. Stanley has agreed to restrict its ability to convert the Debt and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. During the year ended December 31, 2021, Stanley converted $1,231,466 of its convertible note plus interest into 4,420,758 shares of the Company’s common stock, and during the year ended December 31, 2021, Stanley loaned the Company an additional $325,000. Also, during the year ended December 31, 2021, the Company transferred the SURG shares received as repayment of $800,000 of this convertible note (See Note 4) and converted $126,003 of accrued interest into the principal balance. During the year ended December 31, 2021, Gonzalez assigned all his accrued balances of $424,731 to Stanley in a private transaction that the Company is not part to (See Note 5). The balance of the Stanley convertible note payable at December 31, 2021 and December 31, 2020 was $116,605 and $1,009,469, respectively. The Stanley debt is secured via a pledge agreement on the SURG shares.

Stanley Hills LLC Accounts Payable

On January 1, 2021, SURG, AltCorp and Stanley entered into a Mutual Release and Settlement Agreement (“Settlement Agreement”) after Stanley sued SURG. Pursuant to the terms of the Settlement Agreement, SURG agreed to amend the AltCorp Exchange Agreement where SURG acknowledged a debt of $3,300,000 (the “Debt”) to be paid in 33 monthly payments of $100,000 payable in shares of common stock of SURG at a per share price equal the volume weighted average price of Surg’s common stock during the ten (10) trading days immediately preceding the issuance. The Company paid $650,000 in cash and the remaining by shares. The SURG common stock issued to Altcorp have been pledged since August 12, 2020 for the benefit of Stanley to secure Stanley’s note payable by the Company. Accordingly, the SURG Common Stock issued to AltCorp as a result of the Settlement Agreement were pledged to Stanley. As of December 31, 2021 there were no surge shares pledges after the final settlement signed on December 22, 2021 and replaced all prior settlement agreement. As of December 31, 2021, the Company has recorded an outstanding payable balance to Stanley amounted $1,862,928.

Sales for both the years ended December 31, 2021 and 2020 were $180,000. Sales are derived from providing IT consulting services to Stanley.

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

Revenue is recognized under Topic 606 as follows:

●	executed contracts with the Company’s customers that it believes are legally enforceable;

●	identification of performance obligations in the respective contract;

●	determination of the transaction price for each performance obligation in the respective contract;

●	allocation the transaction price to each performance obligation; and

●	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to each of the Company’s revenue category, is summarized below:

●	IT consulting services - revenue is recorded on a monthly basis as services are provided; and

●	License fees and Royalties – revenue is recognized based on the terms of the agreement with its customer.

Unearned revenue

Unearned revenue represents the net amount received for the purchase of products that have not seen shipped to the Company’s customers.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of December 31, 2021, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Securities Exchange Act Rule 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive and Financial Officer) to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer (Principal Executive and Financial Officer), carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our management has concluded that our disclosure controls and procedures are not effective in timely alerting management to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive and Financial Officer) to allow timely decisions regarding required disclosure.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management, consisting of our Chief Executive Officer (Principal Executive and Financial Officer), is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. Based on this assessment, management believes that as of December 31, 2021, our internal control over financial reporting is not effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes during our last fiscal year that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names and certain information regarding the company’s executive officers and directors.

Current Directors/Officers:

Name	Age	Title
Michael Murray	52	President and Director
Dr. Danny Rittman	59	Chief Technology Officer and Director
Mansour Khatib	59	Chief Executive Officer, Chief Financial Officer and Director

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

Dr. Danny Rittman is a veteran software architect and integrated circuit technology expert with over 20 years of experience in the technology sector. From 2014 through the present, Dr. Rittman has served as the CTO and as a director of the Company, leading the Company’s technological direction and managing teams of mobile software developers. From 2012, through 2014, Dr. Rittman served as a Senior Integrated Circuit Consultant for Qualcomm / Max Linear, managing teams of integrated circuit designers within the mobile technology arena. From 2007 through 2012, Dr. Rittman served as the Founder and CTO of Micrologic Design Automation, leading the company’s technological direction, including architecture, design and development of EDA software tools. From 2002 through 2007, Dr. Rittman served as an Integrated Circuit CAD / Software Senior Consultant for IBM, managing IC back-end projects and leading back-end CAD and QA software tool development and implementation. From 1995 through 2002, Dr. Rittman served as the Founder and VP of R&D for Bind-key Technologies, leading the company’s technological direction, research and development of EDA software tools for integrated circuits and back-end design. Dr. Rittman received a BS in Electrical Engineering - VLSI Design from the University of Bridgeport, graduating Magna Cum Laude in 1992; a MS in Computer Science - VLSI Design, specializing in Automation Algorithms, from La Salle University, graduating Magna Cum Laude in 1996; and a PhD in Computer Science - VLSI Design, specializing in EDA Concepts and Algorithms, from La Salle University, graduating Summa Cum Laude in 1998. Mr. Rittman is the Company’s CTO and director.

Mansour Khatib was appointed as the Company Chief Executive and Financial Officer on April 13, 2020, the Company’s Board of Directors appointed Mansour Khatib, who has served as the Chief Marketing Officer and a director of the Company as Chief Executive Officer. Mr. Khatib has also previously served as Interim Chief Executive Officer from May 2018 to July 2018. From 2009 through 2012, Mansour Khatib served as the CEO and CFO of The Merchandise Company, located in Long Beach, California. From 2012 through the present, Mr. Khatib has served as a U.S. Business and Marketing Sales Representative for KB Racking, located in Toronto, Canada. From May 2013 through July 2014, Mr. Khatib served as VP of Marketing for Sun Energy Partners, LLC, developing solar rooftop projects. From July 2014 through the present, Mr. Khatib has served as the CTO for New Energy Ventures, LLC, a company that is developing utility scale projects in New Jersey, California, and smaller projects in Mexico, the Caribbean and Peru. Mr. Khatib received B.A. in Economics from Fachhochschule Wuppertal in Wuppertal, Germany in 1988 and a Bachelors in Electro Engineering & Computer Technology from University Aachen in Aachen, Germany in 1985. Mr. Khatib is the Company’s CEO and director.

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

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers has:

●	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

●	Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

●	Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

●	Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Agreements with Officers and Directors

On April 22, 2015, Michael Murray was appointed by the Company as the Chairman of the Board of Directors, CEO, and President of the Company. On March 4, 2015, the Company entered into a Territorial License Agreement with Hermes, which later been revoked and granted again by Tokenize It – it is the basis for the Company’s current operations.

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

Effective August 15, 2016, the Employment Agreement of Mansour Khatib, our CMO, was amended and restated as follows:

Upon the Company generating $1,000,000 in revenue during any three (3) month period (the “Threshold Requirement”), the Executive will receive salary at the rate of $100,000 annually (the “Base Salary”); provided, however, that that Company shall pay to Executive $5,000 per month (the “Monthly Salary Advance”) commencing on August 15, 2016, which such Monthly Salary Advance shall be an advance on the Base Salary and shall continue to be paid to Executive until such time that the Company launches its Guardian Patch technology into the consumer markets. Once the Threshold Requirement is met, the Base Salary will be payable in equal increments not less often than monthly in arrears and in any event consistent with the Company’s payroll policy and practices. On August 1, 2021, the Company amend his employment agreement pursuant to which he will receive salary at the rate of $5,000 per month.

On August 1, 2021, the Company and Danny Rittman, Chief Technology Officer and a Director of the Company, agreed to amend his employment agreement pursuant to which he will receive salary at the rate of $5,000 per month.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock. Such officers, directors, and persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file with the SEC.

To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2021 filed with the SEC, all required Section 16 reports under the Exchange Act for our directors, executive officers, principal accounting officer and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2021.

Code of Ethics

We have adopted a Code of Ethics that applies to all officers, directors and employees. The Company will provide to any person without charge a copy of such code of ethics upon written request to the Company at its registered offices.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth all compensation paid to our officers for the years ended December 31, 2021 and 2020.

Summary Compensation Table

						Non-Equity	Non-Qualified
						Incentive	Deferred
Name and principal				Stock	Option	Plan	Compensation	All Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Michael Murray	2020	$—	$—	$—	$—	$—	$—	$6,000	$6,000
President and director	2021	$—	$—	$—	$—	$—	$—	$5,000	$5,000

Danny Rittman	2020	$—	$—	$—	$—	$—	$—	$184,500	$184,500
Chief Technology Officer and director	2021	$25,000	$—	$—	$—	$—	$—	$149,000	$174,000

Mansour Khatib	2020	$—	$—	$—	$—	$—	$—	$180,000	$180,000
Chief Executive Officer and director	2021	$25,000	$—	$—	$—	$—	$—	$140,000	$165,000

Douglas Davis (1)	2020	$—	$—	$—	$—	$—	$—	$100,000	$100,000
former Chief Executive Officer

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer.

There are no other stock option plans, retirement, pension, or profit-sharing plans for the benefit of our sole officer and director other than as described herein.

(1)	Resigned as the Chief Executive Officer in April 2020.

Director Compensation

During the years ended December 31, 2021 and 2020, there were 2 non-employee directors.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth all unexercised warrants and unvested restricted stock that have been awarded to our named executives by the Company and were outstanding as of December 31, 2021.

Name and principal Position	Number of securities underlying unexercised warrants exercisable (#)	Number of securities underlying unexercised warrants unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Warrant exercise price ($)	Warrant expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Michael Murray President and director	4,000,000	—	—	0.50	09/01/22	—	—	—	—

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Common Stock as of March 23, 2022 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) each director of the Company; (iii) each officer of the Company and (iv) all executive officers and directors as a group. Except as otherwise indicated below, each of the entities or persons named in the table has sole voting and investment powers with respect to all shares of Common Stock beneficially owned by it or him as set forth opposite its or his name.

	Common	Percentage
	Stock	of
	Beneficially	Common
Name of Beneficial Owner	Owned (1)	Stock (1)
Michael D. Murray (2,3)	81,380	0.24%
Dr. Danny Rittman (3)	1,980	0.01%
Mansour Khatib (3)	—	0.00%

GBT Tokenize Corp (4)	16,000,000	47.53%
All Officers and Directors as a Group	83,360	0.25%

(1)	Beneficial ownership is determined in accordance with the Rule 13d-3(d)(1) of the Exchange Act, as amended and generally includes voting or investment power with respect to securities. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table. The above is based on 33,663,501 shares of common stock outstanding as of March 8, 2022

(2)	Mr. Murray is President of the company, and a director. He holds a warrant for 4,000,000 shares of the Company’s common stock.

(3)	Current Officer and Director of the Company.

(4)	GBT Tokenize Corp is a 50/50 Joint venture between the Company and Tokenize-It S.A. which was assigned on June 30, 2021 to Magic International Argentina F.C, S.L. Controlled by Sergio Fridman, a third party GBT Tokenize Corp hold 16,000,000 shares of the Company’s common stock.

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

On May 19, 2021, the Company entered into a Mutual Release and Settlement Agreement and Irrevocable Assignment of outstanding balance plus accrued interest (the “Gonzalez Agreement”) with third party, GBT-CR, IGOR 1 Corp and Gonzalez. Pursuant to the Gonzalez Agreement, without any party admission of liability and to avoid litigation, the parties has agreed to (i) extend the GBT convertible note maturity date to December 31, 2022, (ii) amend the GBT convertible note terms to include a beneficial ownership blocker of 4.99% and a modified conversion feature to the GBT convertible note with 15% discount to the market price during the 20 trading day period ending on the latest complete trading day prior to the conversion date and (iii) provided for an assignment of the GBT convertible note by Gonzalez to a third party. As a result of the change in terms of this convertible note, the Company took a charge related to the modification of debt of $13,777,480 during the year ended December 31, 2021.

During the year ended December 31, 2021, IGOR 1 converted $1,284,600 of the convertible note into 4,185,650 shares of the Company’s common stock. Also, on June 24, 2021, the Company transferred 5,500,000 SURG shares received as repayment of $660,000 of this convertible note.

On November 15, 2020, the Company issued a promissory note to Alpha Eda, LLC (“Alpha”), a related party, for $140,000. The note accrues interest at 10% per annum, is unsecured and is due on September 30, 2021. On June 20, 2021 Alpha and the Company extended the note maturity to December 31, 2021. The balance of the note at December 31, 2021 and 2020 was $140,000 and $140,000 plus accrued interest of $16,633 and $1,803, respectively.

On February 9, 2022 the Board approved the employment of Ms. Rittman the spouse of Mr. Rittman, as an assistant to be paid $1,500 per month. Mr. Rittman recuse himself from voting on the matter due to a conflict.

Procedures for Approval of Related Party Transactions

Our Board of Directors is in charged with reviewing and approving all potential related party transactions. All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

The Company has no outside directors as of December 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by BF Borgers CPA PC for the years ended December 31, 2021 and 2020.

	Years Ended December 31,
	2021	2020
Audit Fees	$94,636	$126,210
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$94,636	$126,210

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

No.	Description
3.1	Certificate of Incorporation of Forex International Trading Corp. (1)
3.2	Bylaws of Forex International Trading Corp. (1)
3.3	Certificate of Designation for Series A Preferred Stock (2)
3.4	Certificate of Designation for Series B Preferred Stock (3)
3.5	Certificate of Designation – Series C Preferred Stock (4)
3.6	Amendment to the Certificate of Designation for the Series B Preferred Stock (5)
3.7	Amendment to the Certificate of Designation for the Series C Preferred Stock(5)
3.8	Certificate of Change filed pursuant to NRS 78.209 (6)
3.9	Articles of Merger filed pursuant to NRS 92.A.200 (6)
3.10	Certificate of Amendment to the Articles of Incorporation of Gopher Protocol Inc. (8)
3.11	Certificate of Change dated July 10, 2019 (23)
3.12	Articles of Merger by and between Gopher Protocol Inc. and GBT Technologies Inc. dated July 10, 2019(23)
3.13	Certificate of Correction to the Certificate of Change (24)
3.14	Certificate of Correction to the Articles of Merger by and between Gopher Protocol Inc. and GBT Technologies Inc. dated July 10, 2019 (24)
3.15	Certificate of Amendment to the Articles of Incorporation of GBT Technologies Inc. dated September 23, 2019(26)
3.16	Certificate of Designation for Series B Preferred Stock (7)
3.17	Certificate of Designation of the Preferences, Rights and Limitations of the Series G Convertible Preferred Stock (15)
3.18	Series H Convertible Preferred Stock Certificate of Designation (21)
4.1	Form of Warrant issued to Robert Warren Jackson, Gregory Bauer, Michael Murray and Guardian Patch, LLC dated September 1, 2017 (14)
4.2	Balloon Note payable by Gopher Protocol Inc. to RWJ Advanced Marketing, LLC dated September 1, 2017 (14)
4.3	Form of Warrant issued to Derron Winfrey, Dennis Winfrey, Mark Garner and JIL Venture dated March 1, 2018 (16)
4.4	Note payable by Gopher Protocol Inc. to ECS, LLC dated March 1, 2018 (16)
4.5	Stock Option issued to Kevin Pickard dated April 16, 2018 (17)
4.6	Stock Option issued to Muhammad Khilji dated April 25, 2018 (18)
4.7	6% Convertible Note payable to Pablo Gonzalez dated June 17, 2019 (21)
4.8	Convertible Note payable to Glen Eagles Acquisition LP (22)
4.9	Amendment to Common Stock Purchase Warrant between Gopher Protocol Inc. and Glen Eagles Acquisition LP (22)
4.10	Second Amendment to Promissory Note between GBT Technologies Inc. and Ilaid Research and Trading LP dated July 20, 2020 (29)
4.11	Convertible Promissory Note August 4, 2020 issued to Redstart Holdings Corp. (30)
4.12	Fourth Amendment to Promissory Note between GBT Technologies Inc. and Iliad Research and Trading, L.P. dated May 14, 2020 – Executed May 19, 2021(31)
4.13	Convertible Promissory Note May 26, 2021 issued to Redstart Holdings Corp. – Executed on May 27, 2021 (32)
4.14	Fifth Amendment to Promissory Note between GBT Technologies Inc. and Iliad Research and Trading LP dated August 19, 2021 executed August 20, 2021 (33)
4.15	Convertible Promissory Note September 21, 2021 issued to Redstart Holdings Corp. – Executed on September 24, 2021, and Funded on September 28, 2021 (34)
4.16	Amended Loan Authorization and Agreement between GBT Technologies Inc. and U.S. Small Business Administration dated October 1, 2021 (35)
4.17	Convertible Promissory Note dated November 8, 2021 issued to Sixth Street Lending LLC (36)
4.18	Description of Securities

10.1	Territorial License Agreement dated March 4, 2015, by and between Gopher Protocol Inc. and Hermes Roll LLC (7)
10.2	Amended and Restated Territorial License Agreement dated June 16, 2015 by and between Gopher Protocol Inc. and Hermes Roll LLC (9)
10.3	Letter Agreement dated August 20, 2015 by and between Gopher Protocol Inc. and Dr. Danny Rittman (10)
10.4	Letter Agreement dated March 14, 2016 by and between Gopher Protocol Inc. and Dr. Danny Rittman. (11)
10.5	Amended and Restated Employment Agreement by and between Gopher Protocol Inc. and Dr. Danny Rittman dated April 19, 2016 (12)
10.6	Letter Agreement between the Company and Danny Rittman dated June 29, 2017 (13)
10.7	Asset Purchase Agreement between Gopher Protocol Inc. and RWJ Advanced Marketing, LLC dated September 1, 2017 (14)
10.8	Addendum to Asset Purchase Agreement between Gopher Protocol Inc. and RWJ Advanced Marketing, LLC dated September 1, 2017 (14)
10.9	Employment Agreement between Gopher Protocol Inc. and Gregory Bauer dated September 1, 2017 (14)
10.10	Asset Purchase Agreement between Gopher Protocol Inc. and ECS Prepaid LLC dated March 1, 2018 (16)
10.11	Employment Agreement between Gopher Protocol Inc. and Derron Winfrey dated March 1, 2018(16)
10.12	Employment Agreement between Gopher Protocol Inc. and Mark Garner dated March 1, 2018(16)
10.13	Agreement between Gopher Protocol Inc. and Mobiquity Technologies, Inc. dated September 4, 2018 (19)
10.14	Exclusive Intellectual Property License and Royalty Agreement between Gopher Protocol Inc. and GBT Technologies, S.A. dated September 14, 2018 (20)
10.15	Letter Agreement between Gopher Protocol Inc. and Dr. Danny Rittman dated September 14, 2018 (20)
10.16	Exchange Agreement entered into between Gopher Protocol Inc., Altcorp Trading LLC, GBT Technologies, S.A., a Costa Rica company and Pablo Gonzalez dated June 17, 2019 (21)
10.17	Consulting Agreement entered into between Gopher Protocol Inc. and Glen Eagles Acquisition LP (22)
10.18	Letter Agreement between Mobiquity Technologies, Inc. and GBT Technologies Inc. executed August 2, 2019 Delivered August 6, 2019 (39)
10.19	Stock Purchase Agreement between Mobiquity Technologies, Inc. and GBT Technologies Inc. Dated September 10, 2019 (25)
10.20	Stock Purchase Agreement between Marital Trust GST Subject U/W/O Leopold Salkind and GBT Technologies Inc. dated September 10, 2019 (25)
10.21	Letter Agreement between GBT Technologies Inc. and Stanley Hills LLC dated February 26, 2020 (27)
10.22	Amendment to Promissory Note between GBT Technologies Inc. and Iliad Research and Trading, L.P. dated February 27, 2020 (27)
10.23	Order dated February 27, 2020 issued by the United States District Court District of Nevada (27)
10.24	Joint Venture and Territorial License Agreement by and between GBT Technologies Inc. and Tokenize-It S.A. dated March 6, 2020 (28)
10.25	Consulting Agreement by and between Pablo Gonzalez and GBT Tokenize Corp. dated March 6, 2020 (28)
10.26	Pledge Agreement by and between GBT Tokenize Corp. and Tokenize-It S.A., dated March 6, 2020 (28)
10.27	Securities Purchase Agreement dated August 4, 2020 between GBT Technologies Inc. and Redstart Holdings Corp. (30)
10.28	Securities Purchase Agreement dated November 8, 2021 between GBT Technologies Inc. and Sixth Street Lending LLC (36)
10.29	Equity Financing Agreement between GBT Technologies Inc. and GHS Investments LLC dated December 17, 2021 (37)
10.30	Registration Rights Agreement between GBT Technologies Inc. and GHS Investments LLC dated December 17, 2021 (37)
10.31	Resolution of Purchase, Mutual Release and Settlement Agreement by and among GBT Technologies Inc. and Parties Listed Therein December 22, 2021(38)
10.33	Finders Fee Agreement between JH Darbie & Co. and GBT Technologies Inc. dated October 14, 2021 (39)
31.1	Certification of Chief Executive Officer (Principal Executive and Financial Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer (Principal Executive and Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 9, 2009.
(2)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 6, 2011
(3)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 14, 2012
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 27, 2012.
(5)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 20, 2012.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 18, 2015
(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 12, 2015
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 1, 2015
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 16, 2015
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 21, 2015
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2016
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2016
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 30, 2017
(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 7, 2017
(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2018
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 21, 2018
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 18, 2018
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 26, 2018.
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 9, 2018.
(20)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 18, 2018.
(21)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on June 19, 2019.
(22)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on July 12, 2019.
(23)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on July 15, 2019.
(24)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 5, 2019.
(39)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 7, 2019.
(25)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 16, 2019.
(26)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 25, 2019.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 2, 2020.
(28)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 11, 2020.
(29)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 24, 2020.
(30)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 10, 2020.
(31)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 21, 2021.
(32)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 1, 2021.
(33)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 23, 2021.
(34)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 29, 2021.
(35)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 6, 2021.
(36)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 11, 2021
(37)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 20, 2021
(38)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 28, 2021
(39)	Incorporated by reference to the Form S-1 Registration Statement filed with the Securities and Exchange Commission on January 12, 2022

Item 16. Form 10-K Summary.

None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GBT TECHNOLOGIES INC.

Dated: March 25, 2022	By:	/s/ Mansour Khatib
	Name:	Mansour Khatib
	Title:	Chief Executive and Financial Officer (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on May 28, 2020, on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Mansour Khatib	Chief Executive & financial Officer & Director	March 25, 2022
Mansour Khatib	(Principal Executive, Financial and Accounting Officer)

/s/ Dr. Danny Rittman	Chief Technology Officer and Director	March 25, 2022
Dr. Danny Rittman

/s/ Michael Murray	President and Director	March 25, 2022
Michael Murray

GBT TECHNOLOGIES INC.
Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of GBT Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GBT Technologies, Inc. the "Company") as of December 31, 2021 and 2020, the related statement of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Completeness of litigation and claims accruals

As disclosed in Note 16 to the consolidated financial statements, the Company is involved in various legal proceedings. The Company assesses the need to make a provision or to disclose a contingent liability on a case-by-case basis considering the underlying facts of each litigation. The eventual outcome of the litigations is uncertain and estimation at the balance sheet date involves extensive judgement of management including input from legal counsel due to the complexity of each litigation.

Adverse outcomes could significantly impact the Company’s reported operations and balance sheet position. Considering the judgement involved in determining the need to make a provision or disclose litigation, the matter is considered a Critical Audit Matter.

Our audit procedures included, among others, obtaining a list of litigation Company’s management and legal counsel, identifying material litigations from the aforementioned list and performing inquiries with the said counsel, obtaining and reading the underlying documents to assess the assumptions used by management in arriving at the conclusions; circulating, obtaining, and reading legal confirmations from the Company’s external legal counsels in respect of material litigations and considered that in our assessment; and verifying the disclosures related to provisions and contingent liabilities in the financial statements to assess consistency with underlying documents.

Revenue recognition in relation to fraud

As described in Note 2 to the consolidated financial statements, management applies FASB Topic 606, Revenue from Contacts with Customers (“ASC 606”) to recognize revenue. Management recognizes revenue in a manner that reasonably reflects the delivery of its services to customers in return for expected consideration. The Company’s revenue, inclusive of related party revenue, is IT services revenue recorded on a monthly basis as services are provided.

The principal considerations for our determination that performing procedures over the full completion of revenue contracts and subsequent payment collections is a critical audit matter. This in turn led to significant effort in performing our audit procedures which were designed to evaluate whether the contractual terms, the timing of revenue recognition and the subsequent collections were appropriately identified and accounted for by management under ASC 606.

Our audit procedures included, among others, understanding of controls relating to management’s revenue recognition process, examining transaction related documents, confirming revenues and outstanding receivables at the balance sheet date with a sample of the customers, and testing collections subsequent to the balance sheet date.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

Served as Auditor since 2017

Lakewood, CO

March 25, 2022

GBT TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31,	December 31,
	2021	2020
Current Assets:
Cash	$155,106	$113,034
Cash held in trust	112,942	402,532
Marketable equity security	—	649,000
Other receivable	3,750,000	—
Total current assets	4,018,048	1,164,566

Total assets	$4,018,048	$1,164,566
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses (including related parties of $2,302,928 and $410,833)	$6,896,263	$3,103,983
Accrued settlement	4,090,057	4,090,057
Unearned revenue	249,384	249,675
Convertible notes payable, current, net of discount of $190,464 and $362,004	8,109,436	12,417,237
Convertible notes payable, related party, net of discount of $0 and $0	116,605	1,009,469
Notes payable, current, net of discount of $0 and $47,671	2,612,397	2,601,737
Notes payable, current, related party	140,000	140,000
Derivative liability	10,192,485	5,262,448
Total current liabilities	32,406,629	28,874,606
Convertible note payable, noncurrent, net of discount of $88,403 and $0	35,797	—
Note payable, noncurrent	337,603	148,263
Total liabilities	32,780,029	29,022,869
Contingencies (Note 15)	—	—
Stockholders’ Deficit:
Series B Preferred stock, $0.00001 par value; 20,000,000 shares authorized;
45,000 and 45,000 shares issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Series C Preferred stock, $0.00001 par value; 10,000 shares authorized;
700 and 700 shares issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Series D Preferred stock, $0.00001 par value; 100,000 shares authorized;
0 and 0 shares issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Series G Preferred stock, $0.00001 par value; 2,000,000 shares authorized;
0 and 0 shares issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Series H Preferred stock, $0.00001 par value ($500.00 stated value); 40,000 shares authorized;
20,000 and 20,000 shares issued and outstanding at December 31, 2021 and December 31, 2020	—	—

Common stock, $0.00001 par value; 2,000,000,000 shares authorized; 33,200,198 and 5,133,489 shares issued and outstanding at December 31, 2021 and December 31, 2020	332	51
Treasury stock, at cost; 21 shares at December 31, 2021 and December 31, 2020	(643,059)	(643,059)
Stock loan receivable	(7,610,147)	(7,610,147)
Additional paid in capital	284,072,666	251,046,191
Accumulated deficit	(304,581,773)	(270,651,339)
Total stockholders’ deficit	(28,761,981)	(27,858,303)
Total liabilities and stockholders’ deficit	$4,018,048	$1,164,566

The accompanying footnotes are an integral part of these consolidated financial statements.

GBT TECHNOLOGIES INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years Ended December 31,
	2021	2020
Consulting Income - related party	$180,000	$180,000
Operating expenses:
General and administrative expenses	293,628	188,665
Marketing expenses	837,614	310,840
Professional expenses	2,124,272	1,853,331
Impairment of assets	15,400,000	5,600,000
Total operating expenses	18,655,514	7,952,836
Loss from operations	(18,475,514)	(7,772,836)
Other income (expense):
Amortization of debt discount	(824,238)	(4,197,550)
Change in fair value of derivative liability	(1,339,117)	(1,533,610)
Interest expense and financing costs	(2,022,584)	(2,949,849)
Unrealized gain (loss) on marketable equity security	—	(671,000)
Realized gain (loss) on disposal of marketable equity security	11,000	(424,830)
Loss on exchange of assets	—	(1,430,000)
Loss on debt modification	(13,777,480)	—
Other income	2,497,500	—
Total other income (expense)	(15,454,919)	(11,206,839)
Loss before income taxes	(33,930,433)	(18,979,675)
Income tax expense	—	—
Loss from continuing operations	(33,930,433)	(18,979,675)
Discontinued operations:
Loss from operations of discontinued operations	—	(16,924)
Gain on disposition of discontinued operations	—	1,001,711
Loss from discontinued operations, net	—	984,787
Net loss	$(33,930,433)	$(17,994,888)
Weighted average common shares outstanding:
Basic and diluted	19,991,381	3,199,860
Net loss per share (basic and diluted):
Continuing operations	$(1.70)	$(5.93)
Discontinued operations	—	0.31
Net loss per share	$(1.70)	$(5.62)

 The accompanying footnotes are an integral part of the consolidated financial statements.

GBT TECHNOLOGIES INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

								Total
					Stock	Additional		Stockholders’
	Common Stock		Treasury Stock		Loan	Paid-in	Accumulated	Equity/
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	(Deficit)
Balance, December 31, 2019	330,727	3	1,040	(643,059)	(7,610,147)	242,196,768	(252,656,451)	(18,712,886)

Common stock issued for conversion of convertible debt	2,802,762	28	—	—	—	1,311,051	—	1,311,079
Common stock issued for joint venture	2,000,000	20	—	—	—	5,499,980		5,500,000
Fair value of beneficial conversion feature of converted	—	—	—	—	—	2,038,392	—	2,038,392
Net loss	—	—	—	—	—	—	(17,994,888)	(17,994,888)

Balance, December 31, 2020	5,133,489	$51	$1,040	$(643,059)	$(7,610,147)	$251,046,191	$(270,651,339)	$(27,858,303)

Common stock issued for conversion of convertible debt and accrued interest	13,821,709	139	—	—	—	5,677,867	—	5,678,006
Common stock issued for services	245,000	2	—	—	—	281,748	—	281,750
Common stock issued for joint venture	14,000,000	140	—	—	—	15,399,860	—	15,400,000
Fair value of beneficial conversion feature of converted	—	—	—	—	—	11,666,999	—	11,666,999
Net loss	—	—	—	—	—	—	(33,930,433)	(33,930,433)

Balance, December 31, 2021	33,200,198	$332	$1,040	$(643,059)	$(7,610,147)	$284,072,666	$(304,581,773)	$(28,761,981)

The accompanying footnotes are an integral part of these consolidated financial statements.

GBT TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(33,930,433)	$(17,994,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	—	46,363
Amortization of debt discount	824,238	4,197,550
Change in fair value of derivative liability	1,339,117	1,533,610
Excess of debt discount and financing costs	136,785	1,343,847
Shares issued for services	281,748	—
Loss on modification of debt	13,777,480	242,712
Impairment of assets	15,400,000	5,600,000
Unrealized (gain) loss on market equity security	—	621,000
Realized gain on disposal of market equity security	(11,000)	474,830
Loss on exchange of assets	—	1,430,000
Gain on disposition of discontinued operations	—	(1,001,711)
Convertible note receivable exchanged for services	—	200,000
Payment of other income with marketable securities	(800,000)	—
Changes in operating assets and liabilities:
Accounts receivable	—	1,674
Other receivable	(3,750,000)	—
Cash held in trust	289,590	172,638
Unearned revenue	(291)	—
Accounts payable and accrued expenses	5,073,651	2,137,949
Net cash used in operating activities	(1,369,114)	(994,426)

Cash Flows From Investing Activities:
Purchase of property and equipment	—	(4,200)
Cash of discontinued operations	—	(227,571)
Net cash used in investing activities	—	(231,771)

Cash Flows From Financing Activities:
Issuance of convertible notes	1,317,386	820,958
Repayment of convertible notes	(106,200)	—
Issuance of notes payable	200,000	458,639
Net cash provided by financing activities	1,411,186	1,279,597

Net increase in cash	42,072	53,400

Cash, beginning of period	113,034	59,634

Cash, end of period	$155,106	$113,034

Cash paid for:
Interest	$2,898	$—
Income taxes	$—	$—

Supplemental non-cash investing and financing activities
Debt discount related to convertible debt	$741,100	$4,511,883
Reduction in derivative liability due to conversion	$11,666,999	$1,899,557
Shares issued for conversion of convertible debt	$5,678,006	$5,049,250
Transfer of marketable equity security to repay convertible note	$660,000	$—
Transfer of accounts payable to convertible note	$424,731	$—
Transfer of accrued interest to convertible note	$202,899	$—
The accompanying footnotes are an integral part of the consolidated financial statements.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

GBT Technologies Inc. (formerly Gopher Protocol Inc.) (the “Company”, “GBT”, or “GTCH”) was incorporated on July 22, 2009 under the laws of the State of Nevada. The Company is targeting growing markets such as development of Internet of Things (IoT) and Artificial Intelligence (AI) enabled networking and tracking technologies, including wireless mesh network technology platform and fixed solutions, development of an intelligent human body vitals device, asset-tracking IoT, and wireless mesh networks. Effective August 5, 2019, the Company changed its name from Gopher Protocol Inc. to GBT Technologies Inc. The Company derived revenues from (i) the provision of IT consulting services; and (ii) from the licensing of its technology.

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Stock Split

On October 26, 2021, the Company effectuated a 1 for 50 reverse stock split. The share and per share information has been retroactively restated to reflect this reverse stock split.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $304,581,773 and has a working capital deficit of $28,388,580 as of December 31, 2021, which raises substantial doubt about its ability to continue as a going concern.

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

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries; the Company’s 50% owned subsidiaries GBT BitSpeed Corp. and GBT Tokenize Corp; the Company’s 50% owned subsidiary, Gopher Protocol Costa Rica Sociedad De Responsabilidad Limitada (currently inactive), a wholly owned subsidiary, AltCorp Trading LLC, a Costa Rica company (“AltCorp”) and Greenwich International Holdings, a Costa Rica corporation (“Greenwich”). All significant intercompany transactions and balances have been eliminated.

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly-liquid debt instruments with original maturities of three months or less. As of December 31, 2021 and 2020, the Company did not have any cash equivalents.

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

Note Receivable

Note receivable consists of a promissory note received in connection with the sale of Ugopherservices (see Note 3). The note is due on December 31, 2021 and accrues interest at 6% per annum. At December 31, 2020, the Company determined that this note receivable was not collectible and took an impairment charge of $100,000. During July 2021, the note holder made a $50,000 payment on the note, which is recorded as other income in the accompanying consolidated statements of operations.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of December 31, 2021 and 2020, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

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
For the Years Ended December 31, 2021 and 2020

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

At December 31, 2021 and 2020, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

	Fair Value	Fair Value Measurements at
	As of	December 31, 2021
Description	December 31, 2021	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$10,192,485	$—	$10,192,485	$—

	Fair Value	Fair Value Measurements at
	As of	December 31, 2020
Description	December 31, 2020	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Marketable equity security - Surge Holdings, Inc.	$649,000	$—	$649,000	$—

Conversion feature on convertible notes	$5,262,448	$—	$5,262,448	$—

Treasury Stock

Treasury stock is recorded at cost. The re-issuance of treasury shares is accounted for on a first in, first-out basis and any difference between the cost of treasury shares and the re-issuance proceeds are charged or credited to additional paid-in capital.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

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

Revenue from providing IT consulting services are recognized under Topic 606 in a manner that reasonably reflects the delivery of its services to customers in return for expected consideration and includes the following elements:

●	executed contracts with the Company’s customers that it believes are legally enforceable;

●	identification of performance obligations in the respective contract;

●	determination of the transaction price for each performance obligation in the respective contract;

●	allocation the transaction price to each performance obligation; and

●	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to each of the Company’s revenue category, is summarized below:

●	IT consulting services - revenue is recorded on a monthly basis as services are provided; and

Unearned revenue

Unearned revenue represents the net amount received for the purchase of products that have not seen shipped to the Company’s customers. In 2018, the Company ran pre-sales efforts for its pet tracker product and received prepayments for its product. In addition, during 2018, the Company received $200,000 in connection with an intellectual property license and royalty agreement. The Company has $249,384 and $249,675 of unearned revenue at December 31, 2021 and 2020, respectively.

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
For the Years Ended December 31, 2021 and 2020

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

	December 31,	December 31,
	2021	2020
Series B preferred stock	45,000	45,000
Series C preferred stock	700	700
Series H preferred stock	20,000	20,000
Warrants	392,870	392,870
Convertible notes	83,722,340	9,627,021
Total	84,180,910	10,085,591

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of December 31, 2021, through the date which the consolidated financial statements are issued. Based upon the review, other than described in Note 16 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

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
For the Years Ended December 31, 2021 and 2020

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

The operating results for UGO have been presented in the accompanying condensed consolidated statements of operations for the years ended December 31, 2021 and 2020 as discontinued operations and are summarized below:

	Years Ended December 31,
	2021	2020
Revenue	$—	8,291,842
Cost of revenue	—	7,900,122
Gross Profit	—	391,720
Operating expenses	—	408,644
Loss from operations	—	(16,924)
Other income (expenses)	—	—
Net loss	$—	$(16,924)

Note 4 – Investment in Surge Holdings, Inc.

Surge Holdings, Inc.

On September 30, 2019, GBT Technologies Inc. (the “Company”) entered into an Asset Purchase Agreement (“APA”) with Surge Holdings, Inc., a Nevada corporation (“SURG”) pursuant to which the Company agreed to sell and assign to SURG, all the assets and certain specified liabilities, of its ECS Prepaid, Electronic Check Services and the Central State Legal Services businesses in consideration of $5,000,000 to be paid through the issuance of 3,333,333 shares of SURG’s common stock (the “SURG Common Stock”) and a convertible promissory note in favor of the Company in the principal amount of $4,000,000 (the “SURG Note”), convertible into SURG’s shares of common stock. On January 7, 2022, the Company received payments from Surgepays Inc. (formerly known as Surge Holdings, Inc.) in total of $3,750,000 pursuant to the terms of the Settlement Agreement dated December 22, 2021.

On June 23, 2020, SURG entered into an Exchange Agreement (the “AltCorp Exchange Agreement”) with AltCorp Trading LLC (“AltCorp”) with such AltCorp Exchange Agreement being consented and agreed to by the Company, the parent of AltCorp. At the expiration of the lock-up period, in the event the VWAP for the SURG Common Stock was, during the preceding twenty-day trading period, less than $0.50 per share, AltCorp retained the right to reserve additional shares of SURG Common Stock equal to the True-Up Value as defined in the AltCorp Exchange Agreement.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020

On March 8, 2020, SURG filed a lawsuit against its transfer agent from transferring millions of SURG stock that is currently in possession by the Company and assigned to Stanley Hills, LLC. On January 1, 2021, SURG, AltCorp and Stanley Hills, LLC (“Stanley”) entered into a Mutual Release and Settlement Agreement (“Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, SURG agreed to amend the AltCorp Exchange Agreement where SURG acknowledged a debt of $3,300,000 (the “Debt”) to be paid in 33 monthly payments of $100,000 payable in shares of common stock of SURG at a per share price equal the volume weighted average price of Surg’s common stock during the ten (10) trading days immediately preceding the issuance. SURG paid $400,000 in cash and $800,000 by shares. The SURG common stock issued to Altcorp have been pledged since August 12, 2020 for the benefit of Stanley to secure Stanley’s note payable by the Company. Accordingly, the SURG Common Stock issued to AltCorp as a result of the Settlement Agreement were pledged to Stanley. As of December 31, 2021 there were no surge shares pledges after the final settlement signed on December 22, 2021 and that replaced all prior settlement agreement. The final settlement SURG agreed to make total payments of $4,200,000 to the Company’s trust account on or prior to January 7, 2022. This $4.2 million amount consists of $450,000 paid by SURG in November and December 2021, $100,000 to be paid on or about January 4, 2022, and $3,650,000 to be paid on or prior to January 7, 2022 of which $375,000 will be held in escrow as described before. The $3,750,000 was recorded as other receivable as of December 31, 2021. As of December 31, 2021, the Company has recorded an outstanding payable balance to Stanley amounted $1,862,928 recorded under accrued expenses.

Subsequently, SURG was a party to two lawsuits in state District Court, the Eighth Judicial District Court for Clark County, Nevada involving AltCorp, Stanley and Glen Eagles Acquisition LP (the “AltCorp Parties.”). Each of these lawsuits were ultimately disputes relating to the total consideration SURG was to pay the Company under the APA.

On October 18, 2021, the AltCorp Parties, the Company, and SURG entered into a Memorandum of Understanding (the “MOU”) to set up a framework for an attempt to settle the two lawsuits.

On December 22, 2021 (the “Effective Date”), pursuant to the framework in the MOU, the AltCorp Parties (and an additional third party), the Company, ECS, and SURG, Kevin Brian Cox (SURG’s Chief Executive Officer) - in his individual capacity, entered into a Resolution of Purchase, Mutual Release, and Settlement Agreement (the “Final Settlement Agreement”) to settle the two lawsuits and resolve all disputes related to the consideration paid by SURG to the Company in connection with the APA.

The Final Settlement Agreement, among other resolutions, essentially provides the following:

(i) From the total consideration of the Final Settlement Agreement, the amount of $375,000 (“Escrow Amount”) will be deposited by SURG in escrow. SURG has acquired the Company’s rights to a certain Master Distribution and Service Agreement (“MDA”). Under certain circumstances, if the result of the Company’s lawsuit against a third party (the “GBT Lawsuit”) is a monetary judgment without the assignment or legal decree of ownership of the MDA, the Company shall be entitled to receive the Escrow Amount and shall assign to SURG the first $1,000,000 the Company recovers from the defendants in the GBT Lawsuit. In the event that the Company does not prevail in the GBT Lawsuit then it shall be entitled to release of the Escrow Amount but shall be responsible for any fees and costs obligation sought by the defendants in the GBT Lawsuit.

(ii) SURG agreed to make total payments of $4,200,000 to the Company’s trust account on or prior to January 7, 2022. This $4.2 million amount consists of $450,000 paid to the Company in November and December 2021, $100,000 to be paid on or about January 4, 2022, and $3,650,000 to be paid on or prior to January 7, 2022 of which $375,000 will be held in escrow as described before. The final settlement SURG agreed to make total payments of $4,200,000 to the Company’s trust account on or prior to January 7, 2022. The $3,750,000 was recorded as other receivable as of December 31, 2021. The entire balance of $3,750,000 was paid in January 2022.

(iii) Potential payments to third parties.

The Final Settlement Agreement replaces all prior agreements between the parties. In addition, within three (3) trading days of the last payment related to the $4.2 million payment to Stanley being made, the parties shall make filings with the state District Court in Clark County, Nevada to dismiss both lawsuits, including, regarding the lawsuit filed by AltCorp Trading, LLC, the dismissal of the lawsuit as to VStock Transfer, LLC. The parties agreed to a full mutual release of any disputes or claims between the parties.

The final settlement of $3,750,000 was received by the Company in 2022 and paid out $2,650,000 to the third parties in 2022.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020

Note 5 - Stock Loan Receivable

On January 8, 2019, the Company entered into a Stock Pledge Agreement with Latin American Exchange Latinex Casa de Cambio, S.A., a Costa Rica corporation (“Latinex”), to provide that Latinex may maintain its required regulatory capital as required by various regulators. The Company has pledged 4,005 restricted shares of its common stock valued at $7,610,147 (based on the closing price on the grant date) for a term of three years in consideration of an annual payment of $375,000 paid in quarterly installments of $93,750. In lieu of cash payment, Latinex may pay the Company in virtual currency of WISE Network S.A. valued at a 50% discount of its offering price of $10 per token. In the event that Latinex’s required capital has decreased below $5,000,000, Latinex is permitted to sell the pledged shares of common stock only in an amount to ensure that Latinex can satisfy the required capital levels. The Company must consent to such sale of the shares of common stock, which may not be unreasonably withheld. Upon expiration of the agreement, the remaining shares of common stock shall be returned to the Company free and clear of all liens. The Company has recorded the value of these shares of common stock as a stock loan receivable which is presented as a contra-equity account in the accompanying consolidated balance sheets. At December 31, 2019, the Company wrote off the accrued interest income as Latinex did not perform any payment and the Company has no mean to enforce this payment. Latinex agreed in principle to return the pledged 4,005 restricted shares to the Company for cancellation. The 4,005 restricted shares have not yet been returned to the Company as of December 31, 2021.

Note 6 – Impaired Investment

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

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020

On May 19, 2021, the Company, entered into a Mutual Release and Settlement Agreement and Irrevocable Assignment of Note Balance Principal and Accrued Interest (the “Gonzalez Agreement”) with third party, GBT-CR, IGOR 1 Corp and Gonzalez. Pursuant to the Gonzalez Agreement, without any party admission of liability and to avoid litigation, the parties has agreed to (i) extend the GBT Convertible Note maturity date to December 31,2022, (ii) amend the GBT Convertible Note terms to include a beneficial ownership blocker of 4.99% and a modified conversion feature to the GBT Convertible Note with 15% discount to the market price during the 20 trading day period ending on the latest complete trading day prior to the conversion date and (iii) provided for an assignment of the GBT Convertible Note by Gonzalez to a third party.

GBT-CR is in the business of the strategic management of BPO (Business Process Outsourcing) digital communications processing for enterprises and startups, distributed ledger technology development, AI development and fintech software development and applications.

The Company accounted for its investment in GBT-CR using the equity method of accounting; however, in 2020, the Company owned less than 20% after GBT-CR issued additional shares to other investors therefore exercised no control over GBT-CR; therefore, this investment is currently accounted for under the cost method. Moreover, on March 19, 2020, California Governor Gavin Newsom issued a stay-at-home order to protect the health and well-being of all Californians and to establish consistency across the state in order to slow the spread of COVID-19. California was therefore under strict quarantine control and travel has been severely restricted, resulting in disruptions to work, communications, and access to files (due to limited access to facilities). The stay-at-home order was lifted in California only on January 25, 2021. As such, the Company was unable to access or to contact GBT-CR on an on-going basis, and cannot get information about GBT-CR.

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

In addition, GBT Tokenize and Gonzalez entered into a Consulting Agreement in which Gonzalez is engaged to provide services in consideration of $33,333 per month payable quarterly which may be paid in shares of common stock calculated by the amount owed divided by the Company’s 10-day VWAP. Gonzalez will provide services in connection with the development of the business as well as GBT Tokenize’s capital raising efforts. The term of the Consulting Agreement is two years. During year ended December 31, 2021, Gonzalez assigned all his accrued balances of $424,731 to Stanley Hills in a private transaction that the Company is not part to. The closing of the Tokenize Agreement occurred on March 9, 2020.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020

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

At March 31, 2020, the Company evaluated the carrying amount of this joint venture investment and determined that this investment was fully impaired and as a result an impairment charge of $5,500,000 was taken. At December 31, 2021, the Company evaluated the carrying amount of this joint venture investment and determined that this investment was fully impaired and as a result an impairment charge of $15,400,000 was taken.

Although the investment was impaired, the product development is still ongoing. The carrying amount of this investment at December 31, 2021 and December 2020, was $0 and $0, respectively.

Note 7 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2021 and 2020 consist of the following:

	2021	2020
Accounts payable	$1,110,127	$1,045,778
Accrued liabilities	3,033,016	—

Accrued interest	2,753,120	1,876,005
Other	—	182,200
	$6,896,263	$3,103,983

Note 8 – Unearned Revenue

Unearned revenue represents the net amount received for the purchase of products that have not seen shipped to the Company’s customers. In 2018, the Company ran pre-sales efforts for its pet tracker product and received prepayments for its product. In addition, during 2018, the Company received $200,000 in connection with an intellectual property license and royalty agreement. The Company has $249,384 and $249,675 of unearned at December 31, 2021 and 2020, respectively.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020

Note 9 – Convertible Notes Payable, Non-related Partied and Related Party

Convertible notes payable – non related parties at December 31, 2021 and 2020 consist of the following:

	December 31,	December 31,
	2021	2020
Convertible note payable to GBT Technologies S.A	$8,055,400	$10,000,000
Convertible notes payable to Sixth Street	124,200	—
Convertible notes payable to Redstart Holdings	244,500	347,400
Convertible note payable to Iliad	—	2,431,841
Total convertible notes payable, non related parties	8,424,100	12,779,241
Unamortized debt discount	(278,867)	(362,004)
Convertible notes payable – non related parties	8,145,233	12,417,237
Less current portion	(8,109,436)	(12,417,237)
Convertible notes payable – non related parties, long-term portion	$35,797	$—

$10,000,000 for GBT Technologies S. A. acquisition

In accordance with the acquisition of GBT-CR the Company issued a convertible note in the principal amount of $10,000,000. The convertible note bears interest of 6% per annum and is payable at maturity on December 31, 2021. At the election of the holder, the convertible note can be converted into a maximum of 20,000 shares of Series H Preferred Stock. Each share of Series H Preferred Stock is convertible, at the option of the holder but subject to the Company increasing its authorized shares of common stock, into such number of shares of common stock of the Company as determined by dividing the Stated Value ($500 per share) by the conversion price ($500.00 per share). This convertible note may convert into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion and therefore recorded as derivative liability (see note 12).

On May 19, 2021, the Company, Gonzalez, GBT-CR and IGOR 1 Corp entered into a Mutual Release and Settlement Agreement and Irrevocable Assignment of outstanding balance plus accrued interest (the “Gonzalez Agreement”). Pursuant to the Gonzalez Agreement, without any party admission of liability and to avoid litigation, the parties has agreed to (i) extend the GBT convertible note maturity date to December 31, 2022, (ii) amend the GBT convertible note terms to include a beneficial ownership blocker of 4.99% and a modified conversion feature to the GBT convertible note with 15% discount to the market price during the 20 trading day period ending on the latest complete trading day prior to the conversion date and (iii) provided for an assignment of the GBT convertible note by Gonzalez to a third party. As a result of the change in terms of this convertible note, the Company took a charge related to the modification of debt of $13,777,480 during the year ended December 31, 2021. This convertible note is recorded as derivative liability because of the discounted price on conversion (see note 12).

During the year ended December 31, 2021, IGOR 1 converted $1,284,600 of the convertible note into 4,185,650 shares of the Company’s common stock. Also, on June 24, 2021, the Company transferred 5,500,000 SURG shares received as repayment of $660,000 of this convertible note (See Note 4).

As of December 31, 2021, the note had an outstanding balance of $8,055,400 and accrued interest of $1,545,721.

Redstart Holdings Corp.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020

Paid Off Notes/Converted Notes

On August 4, 2020, the Company entered into a Securities Purchase Agreement with Redstart Holdings Corp., an accredited investor (“Redstart”) pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 1”) in the aggregate principal amount of $153,600 for a purchase price of $128,000. The Redstart Note No. 1 has a maturity date of November 3, 2021 and the Company has agreed to pay interest on the unpaid principal balance of the Redstart Note No. 1 at the rate of six percent (6%) per annum from the date on which the Redstart Note No. 1 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 1, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 1. The transactions described above closed on August 5, 2020. The outstanding principal amount of the Redstart Note No. 1 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 1 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 1), the Redstart Note No. 1 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 1. During the year ended December 31, 2021, the entire amount of Note No. 1 of $153,600 plus accrued interest was converted into 226,532 shares of common stock.

On September 15, 2020, the Company entered into a Securities Purchase Agreement with Redstart pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 2”) in the aggregate principal amount of $93,600 for a purchase price of $78,000. The Redstart Note No. 2 has a maturity date of September 15, 2021 and the Company has agreed to pay interest on the unpaid principal balance of the Redstart Note No. 2 at the rate of six percent (6%) per annum from the date on which the Redstart Note No. 2 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 2, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 2. The transactions described above closed on September 16, 2020. The outstanding principal amount of the Redstart Note No. 2 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 2 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 2), the Redstart Note No. 2 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 2. During the year ended December 31, 2021, the entire amount of Note No. 2 of $93,600 plus accrued interest was converted into 89,169 shares of common stock.

On December 9, 2020, the Company entered into a Securities Purchase Agreement with Redstart pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 3”) in the aggregate principal amount of $100,200 for a purchase price of $83,500. The Redstart Note No. 3 has a maturity date of December 9, 2021 and the Company has agreed to pay interest on the unpaid principal balance of the Redstart Note No. 3 at the rate of six percent (6%) per annum from the date on which the Redstart Note No. 3 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 3, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 3. The transactions described above closed on December 11, 2020. The outstanding principal amount of the Redstart Note No. 3 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 3 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 3), the Redstart Note No. 3 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 3. During the year ended December 31, 2021, the entire amount of Note No. 3 of $100,200 plus accrued interest was converted into 135,582 shares of common stock.

On February 10, 2021, the Company entered into a Securities Purchase Agreement with Redstart pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 4”) in the aggregate principal amount of $184,200 for a purchase price of $153,500. The Redstart Note No. 4 has a maturity date of February 5, 2022 and the Company has agreed to pay interest on the unpaid principal balance of the Redstart Note No. 4 at the rate of six percent (6%) per annum from the date on which the Redstart Note No. 4 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 4, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 4. The transactions described above closed on February 10, 2021. The outstanding principal amount of the Redstart Note No. 4 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 4 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 4), the Redstart Note No. 4 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 4. During the year ended December 31, 2021, the entire amount of Redstart Note No. 4 of $184,200 plus accrued interest was converted into 386,146 shares of common stock.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020

On March 15, 2021, the Company entered into a Securities Purchase Agreement with Redstart pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 5”) in the aggregate principal amount of $106,200 for a purchase price of $88,500. The Redstart Note No. 5 has a maturity date of June 15, 2022 and the Company has agreed to pay interest on the unpaid principal balance of the Redstart Note No. 5 at the rate of six percent (6%) per annum from the date on which the Redstart Note No. 5 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 5, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 5. The transactions described above closed on March 17, 2021. The outstanding principal amount of the Redstart Note No. 5 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 5 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 5), the Redstart Note No. 5 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 5. During the year ended December 31, 2021, the entire amount of Redstart Note No. 5 of $106,200 plus accrued interest was converted into 317,837 shares of common stock.

On May 26, 2021, the Company entered into a Securities Purchase Agreement with Redstart pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 6”) in the aggregate principal amount of $106,200 for a purchase price of $88,500. The Redstart Note No. 6 has a maturity date of August 26, 2022 and the Company has agreed to pay interest on the unpaid principal balance of the Redstart Note No. 6 at the rate of six percent (6%) per annum from the date on which the Redstart Note No. 6 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 6, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 6. The transactions described above closed on May 28, 2021. The outstanding principal amount of the Redstart Note No. 6 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 6 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 6), the Redstart Note No. 6 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 6. During the year ended December 31, 2021, the entire amount of Redstart Note No. 5 of $106,200 plus accrued interest was fully repaid in total cash of $141,782.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020

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

On February 27, 2020, the Company and Iliad entered into an Amendment to the Iliad Note (See Note 8) pursuant to which the maturity date of the Iliad Note was extended to August 27, 2020, provided that the Debt may be converted into shares of common stock of the Company at a conversion price equal to 80% multiplied by the lowest trading daily VWAP for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date, provided for the payment by the Company to Iliad of an extension fee equal to 7.5% of the outstanding balance of the Iliad Note resulting in a new balance of the Iliad Note of $2,765,983 and provided that the Company’s failure to deliver shares of common stock within three trading days of a conversion would result in an event of default. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. Iliad has agreed to restrict its ability to convert the Iliad Note and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock. On July 20, 2020 the Company and Iliad entered into agreement to extend the maturity of the Iliad Note until February 27, 2021 in consideration of an extension fee of $1,000. On February 28, 2021 the Company and Iliad entered into agreement to further extend the maturity of the Iliad Note until May 31, 2021 in consideration of an extension fee of $1,000 representing the third extension of the original note. On May 19, 2021, the Company and Iliad entered into agreement to further extend the maturity of the Iliad Note until August 31, 2021 in consideration of an extension fee of $1,000 representing the fourth extension of the original note. On August 20, 2021, the Company and Iliad entered into agreement to further extend the maturity of the Iliad Note until December 31, 2021 in consideration of an extension fee of $1,000. During the year ended December 31, 2021, Iliad converted $2,508,737 of its convertible note into 4,053,069 shares of the Company’s common stock. The balance of the Iliad debt at December 31, 2021 and December 31, 2020 was $0 and $2,431,841, respectively.

Outstanding Notes

On September 21, 2021, the Company entered into a Securities Purchase Agreement with Redstart pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 7”) in the aggregate principal amount of $244,500 for a purchase price of $203,750. The Redstart Note No. 7 has a maturity date of December 22, 2022 and the Company has agreed to pay interest on the unpaid principal balance of the Redstart Note No. 7 at the rate of two and a half percent (2.5%) per annum from the date on which the Redstart Note No. 7 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 7, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 7. The transactions described above closed on September 28, 2021. The outstanding principal amount of the Redstart Note No. 7 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 7 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 7), the Redstart Note No. 7 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 7. As of December 31, 2021, the note had an outstanding balance of $244,500 and accrued interest of $1,591.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020

Sixth Street Lending LLC

On November 8, 2021, the Company entered into a Securities Purchase Agreement with Sixth Street Lending LLC (“Sixth Street”) pursuant to which the Company issued to Sixth Street a Convertible Promissory Note (the “Sixth Street Note”) in the aggregate principal amount of $124,200 for a purchase price of $103,500. The Sixth Street Note has a maturity date of February 8, 2023 and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of six percent (6%) per annum from the date on which the note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment including a prepayment to Sixth Street as set forth in the Sixth Street Note. The outstanding principal amount of the note may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Sixth Street may convert the note into shares of the Company’s common stock at a conversion price equal to 85% of the average of the two lowest trading prices with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Sixth Street Note), the note shall become immediately due and payable and the Company shall pay to Sixth Street, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Sixth Street Note. As of December 31, 2021, the note had an outstanding balance of $124,200 and accrued interest of $1,061.

Convertible notes payable – related parties at December 31, 2021 and 2020 consist of the following:

	December 31,	December 31,
	2021	2020
Convertible note payable to Stanley Hills	116,605	1,009,469
Unamortized debt discount	—	—
Convertible notes payable, net, related party	116,605	1,009,469
Less current portion	(116,605)	(1,009,469)
Convertible notes payable, net, related party, long-term portion	$—	$—

Stanley Hills LLC

The Company entered into a series of loan agreements with Stanley Hills LLC (“Stanley”) pursuant to which it received more than $1,000,000 in loans (the “Debt”) since May 2019 up to December 2019. On February 26, 2020, in order to induce Stanley to continue to provide funding, the Company and Stanley entered into a letter agreement providing that the current note payable balance due to Stanley in the amount of $1,214,900 may be converted into shares of common stock of the Company at a conversion price equal to 85% multiplied by the lowest one trading price for the common stock during the 20-trading day period ending on the latest complete trading day prior to the conversion date. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. Stanley has agreed to restrict its ability to convert the Debt and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. During the year ended December 31, 2021, Stanley converted $1,231,466 of its convertible note plus interest into 4,420,758 shares of the Company’s common stock, and during the year ended December 31, 2021, Stanley loaned the Company an additional $325,000. Also, during the year ended December 31, 2021, the Company transferred the SURG shares received as repayment of $800,000 of this convertible note (See Note 4) and also converted $126,003 of accrued interest into the principal balance. During the year ended December 31, 2021, Gonzalez assigned all his accrued balances of $424,731 to Stanley in a private transaction that the Company is not part to (See Note 5). The balance of the Stanley debt at December 31, 2021 and December 31, 2020 was $116,605 and $1,009,469, respectively. The Stanley debt is secured via a pledge agreement on the SURG shares.

Discounts on convertible notes

The Company recognized interest expense of $824,238 and $4,149,550 during the years ended December 31, 2021 and 2020, respectively, related to the amortization of the debt discount on convertible notes. The unamortized debt discount at December 31, 2021 and 2020 was $278,867 and $362,004, respectively.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020

A roll-forward of the convertible notes payable from December 31, 2019 to December 31, 2021 is below:

Convertible notes payable, December 31, 2019	$11,000,000
Issued for cash	820,958
Accrued interest added to convertible note	204,858
Exchange of convertible note for other company assets	(1,000,000)
Notes payable converted to convertible notes	3,980,883
Original issue discount	88,500
Conversion to common stock	(1,306,489)
Debt discount related to new convertible notes	(4,511,883)
Amortization of debt discounts	4,149,879
Convertible notes payable, December 31, 2020	13,426,706
Issued for cash	983,450
Convertible note issued for accounts payable	625,429
Accrued interest added to convertible note	234,521
Payment with marketable securities	(1,460,000)
Payment with cash	(106,200)
Original issue discount	127,550
Conversion to common stock	(5,649,000)
Debt discount related to new convertible notes	(741,100)
Amortization of debt discounts	819,423
Convertible notes payable, December 31, 2021	$8,261,839

Note 10 - Notes Payable, Non-related Parties and Related Party

Notes payable, Non-related parties at December 31, 2021 and December 31, 2020 consist of the following:

	December 31,	December 31,
	2021	2020
RWJ acquisition note	$2,600,000	$2,600,000
SBA loan	350,000	150,000
Total notes payable	2,950,000	2,750,000
Unamortized debt discount	—	—
Notes payable	2,950,000	2,750,000
Less current portion	(2,612,397)	(2,601,737)
Notes payable, long-term portion	$337,603	$148,263

RWJ Acquisition Note

In connection with the acquisition of RWJ in September 2017, the Company issued a note payable. The note accrues interest at 3.5% per annum, was due on December 31, 2019 and is secured by the assets purchased in the acquisition. The Company contests the validity of the note, as such the note has not been repaid as of December 31, 2021. The balance of the note at December 31, 2021 and 2020 was $2,600,000 and $2,600,000 plus accrued interest of $394,666 and $307,631, respectively.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020

SBA Loan

On June 22, 2020, the Company received a loan from the Small Business Administration under the Economic Injury Disaster Loan program related to the COVID-19 relief efforts. The loan bears interest at 3.75% per annum, requires monthly principal and interest payments of $731 after 12 months from funding and is due 30 years from the date of issuance. The monthly payments have been extended by the SBA to all EIDL borrowers with additional 12 months. Monthly payments will be commenced on or around June 16, 2022. On October 1, 2021, the Company entered an Amended Loan Authorization and Agreement with the SBA providing for the modification of the Original Note providing for monthly principal and interest payments of $1,771 after 24 months from the Original Note commencing on or around June 22, 2022. On March 17, 2022 the SBA notified it deferred the payments to all COVID-19 EIDL loans will have the first payment due extended from 24-months to 30-months from the date of the note. The Modified Note will continue to bear interest at 3.75% per annum and is due 30 years from the date of issuance of the Original Note. The Modified Note is guaranteed by Douglas Davis, the former CEO of the Company and current consultant, as well as by GBT Tokenize Corp. The additional funding of $200,000 was received by the Company on October 5, 2021. The balance of the note at December 31, 2021 and 2020 was $350,000 and $150,000 plus accrued interest of $10,582 and $3,067, respectively.

Notes payable, related party at December 31, 2021 and December 31, 2020 consist of the following:

	December 31,	December 31,
	2021	2020
Alpha Eda note payable	$140,000	$140,000
Total notes payable, related party	140,000	140,000
Unamortized debt discount	—	—
Notes payable, net, related party	140,000	140,000
Less current portion	(140,000)	(140,000)
Notes payable, net, related party, long-term portion	$—	$—

Alpha Eda

On November 15, 2020, the Company issued a promissory note to Alpha Eda, LLC (“Alpha”), a related party for $140,000. The note accrues interest at 10% per annum, is unsecured and is due on September 30, 2021. On June 20, 2021 Alpha and the Company extended the note maturity to December 31, 2021. The balance of the note at December 31, 2021 and 2020 was $140,000 and $140,000 plus accrued interest of $16,633 and $1,803, respectively.

Discounts on Promissory Note

The Company recognized interest expense of $0 and $47,671 during the years ended December 31, 2021 and 2020, respectively, related to the amortization of the debt discount on promissory notes. The unamortized debt discount at December 31, 2021 and 2020 was $0.

Note 11 – Accrued Settlement

In connection with a legal matter filed by the Investor of the $8,340,000 Senior Secured Redeemable Convertible Debenture, on December 23, 2019, in the pending arbitration between the Company and the Investor, an Interim Award was entered in favor of the Investor. On January 31, 2020, the Company was informed that a final award was entered (the “Final Award”). The Final Award affirms that certain sections of the Senior Secured Redeemable Convertible Debenture (the “Debenture”) constitute unenforceable liquidated damages penalties and were stricken. Further, it was determined that the Investor was entitled to recovery of their attorney’s fees. Consequently, the arbitrator awarded Investor an award of $4,034,444 plus interest of 7.25% accrued from May 15, 2019 (presented separately in accounts payable and accrued expenses) and costs in the amount of $55,613. (See Note 15). In connection with this settlement, the Company recognized a gain on the settlement of debt of $1,375,556 in 2019 as the difference between the carrying amount of the debt and the amount awarded by the arbitrator (See Note 15). The Company recorded accrued settlement of $4,090,057 and $4,090,057 at December 31, 2021 and 2020, respectively.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020

Note 12 - Derivative Liability

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

The Company uses a weighted average Black-Scholes option pricing model with the following assumptions to measure the fair value of derivative liability at December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
Stock price	$0.17	$0.017
Risk free rate	0.19-0.39%	0.10%
Volatility	167-217%	275%
Conversion/ Exercise price	$0.102-0.103	$.008-.0085
Dividend rate	0%	0%

The following table represents the Company’s derivative liability activity for the years ended December 31, 2021 and 2020:

Derivative liability balance, December 31, 2019	$—
Issuance of derivative liability during the period	5,767,230
Fair value of beneficial conversion feature of debt converted	(2,038,392)
Change in derivative liability during the period	1,533,610
Derivative liability balance, December 31, 2020	5,262,448
Debt modification	13,777,480
Issuance of derivative liability during the period	1,480,439
Fair value of beneficial conversion feature of debt converted	(116,669)
Change in derivative liability during the period	1,339,117
Derivative liability balance, December 31, 2021	$10,192,485

 Note 13- Stockholders’ Equity

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

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020

During the year ended December 31, 2021, the Company had the following transactions in its common stock:

●	issued an aggregate of 13,821,709 for the conversion of convertible notes of $5,649,000 and accrued interest of $28,868; and

●	issued 245,000 shares to consultants for services rendered. The value of the shares of $281,750 was determined based on the closing stock price of the Company’s common stock on the grant date; and

●	issued 14,000,000 shares to GBT Tokenize for a joint venture agreement. The value of the common stock of $15,400,000 was determined based on the closing stock price of the Company’s common stock on the grant date.

During the year ended December 31, 2020, the Company had the following transactions in its common stock:

●	issued an aggregate of 140,138,107 for the conversion of convertible notes of $1,306,489 and accrued interest of $4,590; and

●	issued 100,000,000 shares to GBT Tokenize for a joint venture agreement. The value of the common stock of $5,500,000 was determined based on the closing stock price of the Company’s common stock on the grant date.

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

As of December 31, 2021 and 2020, there were 45,000 Series B Preferred Shares outstanding.

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

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020

During the year ended December 31, 2014, GV Global Communications, Inc. converted 7,770 of its Series C Preferred Stock into 120 post-splits. During the third quarter of 2014, the Company received 42 post-split common shares to adjust the shares issued to reflect the amount that both they and the Company believed that they were owed. At December 31, 2021 and 2020, GV owns 700 Series C Preferred Shares.

The issuance of the Series C Preferred Stock was made in reliance upon exemptions from registration pursuant to Section 4(a)(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder. GV is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

As of December 31, 2021 and 2020, there were 700 Series C Preferred Shares outstanding.

Series D Preferred Shares

As of December 31, 2021 and 2020, there are 0 and 0 shares of Series D Preferred Shares outstanding, respectively.

Series G Preferred Shares

As of December 31, 2021 and 2020, there are 0 and 0 shares of Series G Preferred Shares outstanding, respectively.

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

As of December 31, 2021 and 2020, there are 20,000 shares of Series H Preferred Shares outstanding.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020

Warrants

The following is a summary of warrant activity.

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2020	392,870	$74.97	1.76	$—
Granted	—
Forfeited	—
Exercised	—
Outstanding, December 31, 2021	392,870	$74.97	0.76	$—
Exercisable, December 31, 2021	392,870	$74.97	0.76	$—

The exercise price for warrant outstanding and exercisable at December 31, 2020:

Outstanding	Exercisable
Number of	Exercise	Number of	Exercise
Warrants	Price	Warrants	Price
317,600	$25.00	317,600	$25.00
60,000	92.50	60,000	92.50
10,000	135.00	10,000	135.00
400	1,595.00	400	1,595.00
2,000	2,500.00	2,000	2,500.00
1,500	3,750.00	1,500	3,750.00
1,000	5,000.00	1,000	5,000.00
200	11,750.00	200	11,750.00
150	12,500.00	150	12,500.00
20	14,000.00	20	14,000.00
392,870		392,870

Equity Purchase Agreement and Registration Rights Agreement

On December 17, 2021 (the “Effective Date”), GBT Technologies Inc. (the “Company”) entered into an equity financing agreement (the “Equity Financing Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with GHS Investments LLC (“GHS”), pursuant to which GHS shall purchase from the Company, up to that number of shares of common stock of the Company (the “Shares”) having an aggregate Purchase Price of $10,000,000, subject to certain limitations and conditions set forth in the Equity Financing Agreement from time to time over the course of 24 months after an effective registration of the Shares with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement, is declared effective by the SEC (the “Contract Period”).

The Equity Financing Agreement grants the Company the right, from time to time at its sole discretion (subject to certain conditions) during the Contract Period, to direct GHS to purchase shares of Common Stock on any business day (a “Put”), provided that at least ten trading days has passed since the most recent Put. The purchase price of the shares of Common Stock contained in a Put will be 90% of the lowest daily volume weighted average price (VWAP) of the Company’s Common Stock during the ten consecutive trading days preceding the receipt by GHS of the applicable Put notice. Such sales of Common Stock by the Company, if any, may occur from time to time, at the Company’s option, during the Contract Period. Subject to the satisfaction of certain conditions set forth in the Equity Financing Agreement, on each Put the Company will deliver an number of Shares equaling 110% of the dollar amount of each Put. The maximum dollar amount of each Put will not exceed 200% of the average daily trading dollar volume for the Company’s Common Stock during the ten trading days preceding the Trading Day that GHS receives a Put. No Put will be made in an amount equaling less than $10,000 or greater than $500,000. Puts are further limited to GHS owning no more than 4.99% of the outstanding stock of the Company at any given time. The Equity Financing Agreement and the Registration Rights Agreement contain customary representations, obligations, rights, warranties, agreements and conditions of the parties. The Equity Financing Agreement terminates upon any of the following events: when GHS has purchased an aggregate of $10,000,000 in the Common Stock of the Company pursuant to the Equity Financing Agreement; on the date that is 24 calendar months from the date the Equity Financing Agreement was executed.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020

Actual sales of shares of Common Stock to GHS under the Equity Financing Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Common Stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations.

For the year ended December 31, 2021, the Company did not receive any proceeds from the equity purchase agreement.

Note 13 - Income Taxes

At December 31, 2021 and 2020, the significant components of the deferred tax assets are summarized below:

	December 31,	December 31,
	2021	2020
Deferred income tax asset
Net operating loss carryforwards	$8,945,238	$8,232,796
Total deferred income tax asset	8,945,238	8,232,796
Less: valuation allowance	(8,945,238)	(8,232,796)
Total deferred income tax asset	$—	$—

The valuation allowance increased by $712,442 and $808,722 in 2021 and 2020, respectively, as a result of the Company generating additional net operating losses. The Company’s net operating loss carryforward of approximately $30,845,649 begin to expire in 2025.

No income tax expense reflected in the consolidated statements of income for the years 2021 and 2020.

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2021 and 2020 is as follows:

	2021		2020
	Amount	Percent	Amount	Percent
Federal statutory rates	$(7,125,391)	21.0%	$(3,757,564)	21.0%
State income taxes	(2,714,435)	8.0%	(1,431,453)	8.0%
Permanent differences	9,127,383	-26.9%	4,380,295	-24.5%
Valuation allowance against net deferred tax assets	712,442	-2.1%	808,722	-4.5%
Effective rate	$—	0.0%	$—	0.0%

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

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its consolidated statements of operations. There were no interest or penalties accrued as of December 31, 2021 and 2020.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020

Note 15 - Related Parties

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the party in making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences.

On August 1, 2021, the Company and Danny Rittman, Chief Technology Officer and a Director of the Company, agreed to amend his employment agreement pursuant to which he will receive salary at the rate of $5,000 per month.

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
For the Years Ended December 31, 2021 and 2020

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

Yello Partners Inc.

As of December 31, 2021 and 2020, the Company has $385,000 and $230,000 owed to Yello Partners, Inc., a Company owned by the CEO.

Alpha Eda Note Payable – Related Party

On November 15, 2020, the Company issued a promissory note to Alpha Eda, LLC (“Alpha”), a related party, for $140,000. The note accrues interest at 10% per annum, is unsecured and is due on September 30, 2021. On June 20, 2021 Alpha and the Company extended the note maturity to December 31, 2021. The balance of the note at December 31, 2021 and 2020 was $140,000 and $140,000 plus accrued interest of $16,633 and $1,803, respectively.

Stanley Hills LLC Convertible Note Payable – Related Party

The Company entered into a series of loan agreements with Stanley Hills LLC (“Stanley”) pursuant to which it received more than $1,000,000 in loans (the “Debt”) since May 2019 up to December 2019. On February 26, 2020, in order to induce Stanley to continue to provide funding, the Company and Stanley entered into a letter agreement providing that the current note payable balance due to Stanley in the amount of $1,214,900 may be converted into shares of common stock of the Company at a conversion price equal to 85% multiplied by the lowest one trading price for the common stock during the 20-trading day period ending on the latest complete trading day prior to the conversion date. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. Stanley has agreed to restrict its ability to convert the Debt and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. During the year ended December 31, 2021, Stanley converted $1,231,466 of its convertible note plus interest into 4,420,758 shares of the Company’s common stock, and during the year ended December 31, 2021, Stanley loaned the Company an additional $325,000. Also, during the year ended December 31, 2021, the Company transferred the SURG shares received as repayment of $800,000 of this convertible note (See Note 4) and converted $126,003 of accrued interest into the principal balance. During the year ended December 31, 2021, Gonzalez assigned all his accrued balances of $424,731 to Stanley in a private transaction that the Company is not part to (See Note 5). The balance of the Stanley convertible note payable at December 31, 2021 and December 31, 2020 was $116,605 and $1,009,469, respectively. The Stanley debt is secured via a pledge agreement on the SURG shares.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020

Stanley Hills LLC Accounts Payable – Related Party

On March 8, 2020, SURG filed a lawsuit against its transfer agent, Vstock from transferring millions of SURG stock that is currently in possession by the Company and assigned to Stanley Hills, LLC. On January 1, 2021, SURG, AltCorp and Stanley Hills, LLC (“Stanley”) entered into a Mutual Release and Settlement Agreement (“Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, SURG agreed to amend the AltCorp Exchange Agreement where SURG acknowledged a debt of $3,300,000 (the “Debt”) to be paid in 33 monthly payments of $100,000 payable in shares of common stock of SURG at a per share price equal the volume weighted average price of Surg’s common stock during the ten (10) trading days immediately preceding the issuance. SURG paid $400,000 in cash and $800,000 by shares. The SURG common stock issued to Altcorp have been pledged since August 12, 2020 for the benefit of Stanley to secure Stanley’s note payable by the Company. Accordingly, the SURG Common Stock issued to AltCorp as a result of the Settlement Agreement were pledged to Stanley. As of December 31, 2021 there were no surge shares pledges after the final settlement signed on December 22, 2021 and that replaced all prior settlement agreement. The final settlement SURG agreed to make total payments of $4,200,000 to the Company on or prior to January 7, 2022. This $4.2 million amount consists of $450,000 paid by SURG in November and December 2021, $100,000 to be paid on or about January 4, 2022, and $3,650,000 to be paid on or prior to January 7, 2022 of which $375,000 will be held in escrow as described before. The $3,750,000 was recorded as other receivable as of December 31, 2021. As of December 31, 2021, the Company has recorded an outstanding payable balance to Stanley amounted $1,862,928 recorded under accrued expenses.

Sales for both the years ended December 31, 2021 and 2020 were $180,000. Sales are derived from providing IT consulting services to Stanley Hills, a related party.

Note 16 - Contingencies

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

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020

Following the sale of UGO (See Note 3), the Company noticed third parties (including SURG, via its asset manager) to wire the UGO funds to its new bank account. SURG never answered the notice. SURG is the clearing house for UGO.The Company noticed certain third parties that it intends to take legal actions to resolve this issue. On November 12, 2020 the Company filed a complaint in the United States District Court – District of Nevada - Case 2:20-cv-02078 against RWJ, Mr. Bauer, Mr. Jackson and against W.L. Petrey Wholesale Company Inc for fraud, breach of contract, Unjust Enrichment and other claims. On January 28, 2022 the court awarded the Company with injunction against RWJ defendants, where all fee funds generating from resale should be deposited into GBT blocked account, and therefore RWJ defendants cannot use these funds without court order.

On December 3, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with Discover Growth Fund, LLC (the “Investor”) pursuant to which the Company issued a Senior Secured Redeemable Convertible Debenture (the “Debenture”) in the aggregate face value of $8,340,000. In connection with the issuance of the Debenture and pursuant to the terms of the SPA, the Company issued a Common Stock Purchase Warrant to acquire up to 225,000 shares of common stock for a term of three years (the “Warrant”) on a cash-only basis at an exercise price of $100.00 per share with respect to 50,000 Warrant Shares, $75.00 with respect to 75,000 Warrant Shares and $50.00 with respect to 100,000 Warrant Shares. The holder may not exercise any portion of the Warrants to the extent that the holder would own more than 4.99% of the Company’s outstanding common stock immediately after exercise. The outstanding principal amount may be converted at any time into shares of the Company’s common stock at a conversion price equal to 95% of the Market Price less $5.00 (the conversion price is lowered by 10% upon the occurrence of each Triggering Event – the current conversion price is 75% of the Market Price less $5.00). The Market Price is the average of the 5 lowest individual daily volume weighted average prices during the period the Debenture is outstanding. On May 28, 2019, the Investor delivered to the Company a “Notice of Default and Notice of Sale of Collateral” (the “Notice”). On December 23, 2019, in arbitration between the Company and the Investor, an Interim Award was entered in favor of the Investor. On January 31, 2020, the Company was informed that a final award was entered (the “Final Award”). The Final Award affirms that certain sections of the Debenture constitute unenforceable liquidated damages penalties and were stricken. Further, it was determined that the Investor was entitled to recovery of their attorney’s fees. Consequently, the arbitrator awarded Investor an award of $4,034,444 plus interest of 7.25% accrued from May 15, 2019 and costs in the amount of $55,613. On February 18, 2020, the Company filed a motion with the United States District Court District of Nevada (the “Nevada Court”) to confirm the Final Award and a motion to consolidate Investor’s application to confirm the Final Award filed in the U.S. District Court of the Virgin Islands (Case No: 3 :20-cv-00012-CVG-RM) (the “Virgin Island Court”). On February 27, 2020, the Nevada Court denied the Company’s motion to confirm the Final Award and motion to consolidate and further decided that the confirmation of the Final Award should be litigated in the Virgin Island Court. As such, on February 27, 2020, the Company filed a Notice of Entry of Order as well as a Motion to Confirm the Arbitration Award, address the outstanding issues regarding whether Investor’s rights are subordinated to other creditors and, thereafter, oversee a commercially reasonable foreclosure sale (Case No: 3 :20-cv-00012-CVG-RM). It was the Company’s position that the Final Award must first be confirmed and all questions regarding the rights of Investor relative to those of other creditors must be determined before any foreclosure sale can proceed. It is further the position of the Company that the previously disclosed foreclosure sale scheduled by Investor is being conducted in a commercially unreasonable manner and that if Discover proceeded forward with the foreclosure sale it did so at its own risk. Nevertheless, on February 28, 2020, Investor advised that it conducted a sale of the Company’s assets. As the date of this report Investor failed to present a deed of sale for the alleged sale that allegedly took place as noticed. The Company filed with Virgin Island Court the motions disputing the validity of the alleged sale. On July 28, 2020, Investor filed in the State of Nevada a motion for attorneys $48,844 and costs $716. The Company filed an answer on August 11, 2020. On October 16, 2020, Investor motion for attorneys $48,844 and costs $716 was denied. This case is still pending with the Federal court and the Court has not taken any substantive action in the matter as of the date of this report.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020

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

On June 24, 2021 per the June 23, 2020 Agreement, the Company together with AltCorp sent SURG and its transfer agent via registered mail, a true-up shares demand for an additional 14,870,370 SURG shares as calculated per the Agreement. As of the filing date of this report, SURG’s transfer agent did not answer the Company’s request.

Subsequently, SURG was a party to two lawsuits in state District Court, the Eighth Judicial District Court for Clark County, Nevada involving AltCorp, Stanley and Glen Eagles Acquisition LP (the “AltCorp Parties.”). Each of these lawsuits were ultimately disputes relating to the total consideration SURG was to pay the Company under the APA.

On October 18, 2021, the AltCorp Parties, the Company, and SURG entered into a Memorandum of Understanding (the “MOU”) to set up a framework for an attempt to settle the two lawsuits.

On December 22, 2021 (the “Effective Date”), pursuant to the framework in the MOU, the AltCorp Parties (and an additional third party), the Company, ECS, and SURG, Kevin Brian Cox (SURG’s Chief Executive Officer) - in his individual capacity, entered into a Resolution of Purchase, Mutual Release, and Settlement Agreement (the “Final Settlement Agreement”) to settle the two lawsuits and resolve all disputes related to the consideration paid by SURG to the Company in connection with the APA.

On or about July 9, 2021 the Company filed a lawsuit in District Court in Clack County Nevada – Department 19 (Case number A-21-837631-C) against Terry Taylor and TTSG Holdings, Inc for breach of contract, breach of covenant of Good Faith and Fair Dealing, Unjust Enrichment and declaratory relief for failure of providing consulting services per contract they entered. The Company is demanding the return of 12,000,000 shares issued, return of the $5,000 payments, recission of the consulting agreement, and attorney’s fees and costs. The lawsuit is still pending as of the date of this report.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020

Note 17 – Concentrations

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments. There have been no losses in these accounts through December 31, 2021 and 2020.

Liquidity risk

The Company has an accumulated deficit of $304,581,773 and has a working capital deficit of $28,388,580 as of December 31, 2021, which raises substantial doubt about its ability to continue as a going concern as the Company does not have sufficient funds to discharge its current liabilities.

Customers

For the years ended December 31, 2021 and 2020, our Company earned net revenues of $180,000 and $180,000 respectively. All these revenues were derived from one customer., a related party

Note 18 - Subsequent Events

On January 7, 2022, the Company received payments from Surgepays Inc. (formerly known as Surge Holdings, Inc.) in total of $3,750,000 pursuant to the terms of the Settlement Agreement dated December 22, 2021. The final settlement of $3,750,000 was received by the Company in 2022 and paid out $2,650,000 to the third parties in 2022.

On January 28, 2022, the Company entered into a Stock Purchase Agreement with Marko Radisic (the “Seller”) and Touchpoint Group Holdings, Inc. (“Touchpoint”) pursuant to which the Company acquired 10,000 shares of Series A Convertible Preferred Stock (the “Touchpoint Preferred”) from the Seller in consideration of $125,000. The Touchpoint Preferred is convertible into 10,000,000 shares of common stock of Touchpoint and cannot be diluted regardless of any future corporate action by Touchpoint. Accordingly, the Touchpoint Preferred will always convertible into 10,000,000 shares of common stock of Touchpoint as if no corporate action has occurred. Touchpoint converted the Touchpoint Preferred into 10,000,000 shares of common stock of Touchpoint on February 23,2022 resulting in the Company owning 20,000,000 shares of common stock of Touchpoint at this time.

On February 18, 2022, the Company, effective March 1, 2022 entered into a Revenue Sharing Agreement (“RSA”) with Mahaser LTD. (“MAHASER”) pursuant to which the Company acquired the opportunity to share in revenues generated by MAHASER with respect to e-commerce sales through the world biggest online retail platform in the United States of America. MAHASER owns an e-commerce platform as a store which is the legal, exclusive owner of Ravenholm Electronics. The Company will operate the e-commerce platform and will be entitled to 95% for all revenue generated by and received by MAHASER for the period from March 1, 2022 through December 31, 2022. The RSA provides that the Company will be entitled to appoint a manager to MAHASER. As consideration, the Company will pay MAHASER $100,000 no later than March 1, 2022 and issue MAHASER 1,000,000 shares of the Company’s restricted common stock. The Company shall have no obligations to make any further payments to MAHASER. For any further extensions, the Company will have the option to extend the RSA for annual payment of $200,000, which can be payable with the Company’s shares of common stock payable based on 20 days VWAP prior to issuance. On March 16, 2022 the parties entered into Amendment No. 1 to the to the RSA, where all consideration to be paid or issued to MAHASER will be deferred until such time where the e-commerce platform generated in cumulative revenue of $1,000,000.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021 and 2020

On February 22, 2022, the Company entered into an Intellectual Property License and Royalty Agreement with Touchpoint Group Holdings, Inc. (“Touchpoint” or “TGHI”) pursuant to which the Company granted TGHI a worldwide license for its technologies for a term of five years in the domains of Internet of Things (IoT) and Artificial Intelligence enabled mobile technologies pertaining to the Company’s digital currency technology (the “Technology”). GBT will charge TGHI earned royalties based on actual uses by TGHI of the Technology resulting from revenue attributable to the use, performance or other exploitation of the Technology, to the extent applicable, after deducting any taxes that the Company may be required to collect, and deducting any international sales, goods and services, value added taxes or similar taxes which the Company is required to pay, if any, excluding deductions for taxes on the Company net income. TGHI agreed to issue the Company 10,000,000 shares of common stock of TGHI in consideration of the Company entering this Intellectual Property License and Royalty Agreement.

Gregory Mancuso and Rainer AG

On or about February 2, 2022, GBT was served with a First Amended Complaint (the “Complaint”) initiated by Gregory Mancuso and Rainer AG, a Swiss corporation, Case No. 21SMCV01430, filed in the Superior Court of the State of California for the County of Los Angeles. The Complaint names a number of different parties, including GBT, and asserts, among other things, claims for conversion, unjust enrichment, breach of contract, and breach of implied covenant of fair dealing, which Plaintiffs allege arise out of a brokerage agreement entered into between Plaintiff Rainer AG and co-defendant Consul Group re Dos Mil Veintiuno S.R.L (“Consul”). GBT was sued under an alter ego theory of liability, and its only involvement in the above-referenced chain of events seems to be that its shares were deposited with Rainer by Consul upon the opening of the brokerage account. GBT’s responsive pleading is due on March 17, 2022. GBT will be filling a demurrer to the First Amended Complaint based on a variety of deficiencies with the First Amended Complaint, and will ask the Court to dismiss the claims against GBT.

The Company issued 463,303 shares with net proceeds of $66,942 from the Equity Financing Agreement in February 2022.