Form 10-Q
period 2022-03-31
GBT Technologies Inc.
filed 2022-05-23
CIK 1471781

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.00001 par value	237,908,978 Common Shares
(Class)	(Outstanding at May 20, 2022)

GBT TECHNOLOGIES INC.

Item 1: Condensed consolidated financial statements

GBT TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31,	December 31,
	2021	2021

Current Assets:
Cash	$113,616	$155,106
Restricted cash	383,144	—
Cash held in trust	54,940	112,942
Accounts receivable	82,964	—
Inventory	29,367	—
Marketable securities	110,000	—
Other receivable	—	3,750,000
Total current assets	774,031	4,018,048
Total assets	$774,031	$4,018,048
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses (including related parties of $551,159 and $2,309,255)	$4,625,959	$6,896,263
Accrued settlement	4,090,057	4,090,057
Unearned revenue	249,159	249,384
Contract liabilities	48,944	—
Convertible notes payable, current, net of discount of $141,672 and $190,464	8,123,226	8,109,436
Convertible notes payable, related party	116,605	116,605
Notes payable, current	2,632,347	2,612,397
Notes payable, related party	140,000	140,000
Due to related party	154,117	—
Derivative liability	4,903,403	10,192,485
Total current liabilities	25,083,817	32,406,629
Noncurrent Liabilities:
Convertible note payable, noncurrent, net of discount of $68,709 and $88,403	55,491	35,797
Note payable, noncurrent	317,653	337,603
Total noncurrent liabilities	373,144	373,400
Total liabilities	25,456,961	32,780,029
Contingencies (Note 18)	—	—
Stockholders’ Deficit:
Series B Preferred stock, $0.00001 par value; 20,000,000 shares authorized;
45,000 and 45,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Series C Preferred stock, $0.00001 par value; 10,000 shares authorized;
700 and 700 shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Series D Preferred stock, $0.00001 par value; 100,000 shares authorized;
0 and 0 shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Series G Preferred stock, $0.00001 par value; 2,000,000 shares authorized;
0 and 0 shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Series H Preferred stock, $0.00001 par value ($500.00 stated value); 40,000 shares authorized;
20,000 and 20,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value; 2,000,000,000 shares authorized;
34,032,699 and 33,200,198 shares issued and outstanding at March 31, 2022 and December 31, 2021	340	332
Treasury stock, at cost; 21 shares at March 31, 2022 and December 31, 2021	(643,059)	(643,059)
Stock loan receivable	(7,610,147)	(7,610,147)
Additional paid in capital	284,225,470	284,072,666
Accumulated deficit	(300,655,534)	(304,581,773)
Total stockholders’ deficit	(24,682,930)	(28,761,981)
Total liabilities and stockholders’ deficit	$774,031	$4,018,048

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Period Ended March 31,
	2022	2021
Sales	$224,970	$—
Consulting Income - related party	45,000	45,000
Total sales	269,970	45,000
Cost of goods sold	208,987	—
Gross profit	60,983	45,000
Operating expenses:
General and administrative expenses	129,383	65,623
Marketing expenses	341,132	191,911
Professional expenses	535,887	582,724
Total operating expenses	1,006,402	840,258
Loss from operations	(945,419)	(795,258)
Other income (expense):
Amortization of debt discount	(68,485)	(321,340)
Change in fair value of derivative liability	5,239,579	(4,442,460)
Interest expense and financing costs	(235,493)	(842,551)
Unrealized gain on marketable equity security	—	726,000
Change in fair value of marketable securities	(65,000)	—
Other income– related party licensing income	1,057	—
Other income – Surge settlement income	—	300,000
Total other income (expense)	4,871,658	(4,580,351)
Income (loss) before income taxes	3,926,239	(5,375,609)
Income tax expense	—	—
Net income (loss)	$3,926,239	$(5,375,609)
Weighted average common shares outstanding:
Basic	33,387,530	8,023,691
Diluted	84,767,611	8,023,691

Net income (loss) per share (basic):	$0.12	$(0.67)
Net income (loss) per share (diluted):	$0.05	$(0.67)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(unaudited)

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series H Convertible Preferred Stock		Common Stock		Treasury Stock		Loan	Paid-in	Accumulated	Equity/
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	(Deficit)
Balance, December 31, 2021	45,000	$—	700	$—	20,000	$—	33,200,198	$332	$1,040	$(643,059)	$(7,610,147)	$284,072,666	$(304,581,773)	$(28,761,981)

Common stock issued for conversion of convertible debt and accrued interest							369,198	4	—	—	—	34,996	—	35,000
Fair value of beneficial conversion feature of convertible debt							—	—	—	—	—	49,504	—	49,504
Common stock issued for cash							463,303	4	—	—	—	68,304	—	68,308
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	3,926,239	3,926,239

Balance, March 31, 2022	—	$—	—	$—	—	$—	34,032,699	$340	$1,040	$(643,059)	$(7,610,147)	$284,225,470	$(300,655,534)	$(24,682,930)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

Balance, December 31, 2020	45,000	$—	700	$—	20,000	$—	5,133,489	$51	$1,040	$(643,059)	$(7,610,147)	$251,046,191	$(270,651,339)	$(27,858,303)

Common stock issued for conversion of convertible debt and accrued interest	—	—	—	—	—	—	4,483,717	45	—	—	—	3,122,803	—	3,122,848
Common stock issued for services	—	—	—	—	—	—	245,000	2	—	—	—	281,748	—	281,750
Fair value of beneficial conversion feature of convertible debt	—	—	—	—	—	—	—	—	—	—	—	9,207,107	—	9,207,107
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(5,375,609)	(5,375,609)

Balance, March 31, 2021	45,000	—	700	—	20,000	—	9,862,206	98	1,040	(643,059)	(7,610,147)	263,657,849	(276,026,948)	(20,622,207)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities:
Net income (loss)	$3,926,239	$(5,375,609)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of debt discount	68,486	321,340
Change in fair value of derivative liability	(5,239,579)	4,442,460
Excess of debt discount and financing costs	—	545,365
Shares issued for services	—	281,750
Change in fair value of Marketable securities	65,000	(726,000)
Realized gain on disposal of market equity security	—	(300,000)

Changes in operating assets and liabilities:
Accounts receivable	(82,964)	—
Other receivable	3,750,000	—
Cash held in trust	58,002	51,718
Inventory	(29,367)	—
Unearned revenue	(225)	—
Contract liabilities	(1,056)	—
Accounts payable and accrued expenses	(2,270,304)	301,971
Net cash provided by (used in) operating activities	244,232	(457,005)

Cash Flows From Investing Activities:
Cash paid for investment to TGHI	(125,000)	—
Net cash used in investing activities	(125,000)	—

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes	—	445,541
Proceeds from sales of common stock	68,306	—
Repayment to related party	(182,618)	—
Proceeds from related party	336,734	—
Net cash provided by financing activities	222,422	445,541
Net change in cash and restricted cash	341,654	(11,464)
Cash and restricted cash, beginning of period	155,106	113,034
Cash and restricted cash, end of period	$496,760	$101,570
Components of cash and restricted cash:
Cash	$113,616	$101,570
Restricted cash	383,144	—
Total cash and restricted cash	$496,760	$101,570
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—
Supplemental non-cash investing and financing activities
Debt discount related to convertible debt	$—	$290,400
Reduction in derivative liability due to conversion	$49,504	$9,207,107
Shares issued for conversion of convertible debt	$35,000	$3,122,848
Transfer of account payable to convertible note	$—	$424,731

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021 (Unaudited)

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

GBT Technologies Inc. (formerly Gopher Protocol Inc.) (the “Company”, “GBT”, or “GTCH”) was incorporated on July 22, 2009 under the laws of the State of Nevada. The Company is targeting growing markets such as development of Internet of Things (IoT) and Artificial Intelligence (AI) enabled networking and tracking technologies, including wireless mesh network technology platform and fixed solutions, development of an intelligent human body vitals device, asset-tracking IoT, and wireless mesh networks. Effective August 5, 2019, the Company changed its name from Gopher Protocol Inc. to GBT Technologies Inc. The Company derived revenues from (i) the provision of IT consulting services; and (ii) from selling electronic products through e-commerce platforms like Amazon and eBay.

On February 18, 2022, the Company, effective March 1, 2022 entered into a Revenue Sharing Agreement (“RSA”) with Mahaser LTD. (“Mahaser”) pursuant to which the Company acquired the opportunity to share in revenues generated by Mahaser with respect to e-commerce sales through the online retail platform in the United States of America. Mahaser owns an e-commerce platform as a store which is the legal, exclusive owner of Ravenholm Electronics. The Company will operate the e-commerce platform and will be entitled to 95% for all revenue generated by and received by Mahaser for the period from March 1, 2022 through December 31, 2022. The RSA provides that the Company will be entitled to appoint a manager to Mahaser. As consideration, the Company will pay Mahaser $100,000 no later than March 1, 2022 and issue Mahaser 1,000,000 shares of the Company’s restricted common stock. The Company shall have no obligations to make any further payments to Mahaser. For any further extensions, the Company will have the option to extend the RSA for annual payment of $200,000, which can be payable with the Company’s shares of common stock payable based on 20 days VWAP prior to issuance. On March 16, 2022 the parties entered into Amendment No. 1 to the RSA, where all consideration to be paid or issued to Mahaser will be deferred until such time where the e-commerce platform generated in cumulative revenue of $1,000,000. The Company accounts for the RSA as a consolidated variable interest entity (“VIE”) for the period ended March 31, 2022. On March 31, 2022, the parties entered into Amendment No. 2 to the RSA, where Mahaser agreed to pay the Company 100% per year for all revenue generated by and received by seller from the sales by Amazon within the United States of America as follows for the period from March 1, 2022 through December 31, 2022. The Company will be responsible for 100% of the cost of goods sold as well. In addition, the Company is entitled to earn 100% revenues and cost of goods sold of the test run period from February 1, 2022 to February 28, 2022. See note 2.

The unaudited condensed consolidated financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to such rules and regulations. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the year ending December 31, 2022.

Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

GBT Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Stock Splits

On October 26, 2021, the Company effectuated a 1 for 50 reverse stock split. The share and per share information has been retroactively restated to reflect this reverse stock split.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $300,655,534 and has a working capital deficit of $24,309,786 as of March 31, 2022, which raises substantial doubt about its ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through some private placement offerings of debt and equity securities. In addition, the Company entered into a Revenue Sharing Agreement in March 2022 and derived revenues from selling electronic products through e-commerce platforms like Amazon and eBay. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates in the accompanying financial statements include leases, valuation of derivatives and valuation allowance on deferred tax assets.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries; the Company’s 50% owned subsidiaries GBT BitSpeed Corp. and GBT Tokenize Corp; the Company’s 50% owned subsidiary, Gopher Protocol Costa Rica Sociedad De Responsabilidad Limitada (currently inactive), a wholly owned subsidiary, AltCorp Trading LLC, a Costa Rica company (“AltCorp”), Greenwich International Holdings, a Costa Rica corporation (“Greenwich”) and Mahaser Ltd., a variable interest entity. All significant intercompany transactions and balances have been eliminated.

For entities determined to be VIEs, an evaluation is required to determine whether the Company is the primary beneficiary. The Company evaluates its economic interests in the entity specifically determining if the Company has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance (“the power”) and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE (“the benefits”). When making the determination on whether the benefits received from an entity are significant, the Company considers the total economics of the entity, and analyzes whether the Company’s share of the economics is significant. The Company utilizes qualitative factors, and, where applicable, quantitative factors, while performing the analysis.

In addition, the Company’s variable interests in Mahaser obligate the Company to absorb deficits and provide it with the right to receive benefits that could potentially be significant to Mahaser. As a result of this analysis, the Company concluded that it is the primary beneficiary of Mahaser and therefore consolidates the balance sheets, results of operations and cash flows of Mahaser. The Company performs a qualitative assessment of Mahaser on an ongoing basis to determine if it continues to be the primary beneficiary.

GBT Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly-liquid debt instruments with original maturities of three months or less. As of March 31, 2022 and December 31, 2021, the Company did not have any cash equivalents.

Restricted Cash

Restricted cash represents $375,000 as part of the SURG settlements proceeds that need to stay in escrow and $8,144 restricted cash that the court on January 28, 2022 awarded the Company with injunction against RWJ defendants, where all funds generating from resale should be deposited into GBT blocked account, and therefore RWJ defendants cannot use these funds without court order.

Cash Held in Trust

Cash held in trust consists of proceeds from the sale of investments. The proceeds less the payment of certain expenses are being held in AltCorp’s (the Company’s wholly owned subsidiary) attorney trust account. (See Note 4). The cash held in trust is readily available and there are no restrictions.as of March 31, 2022.

Investment Securities

The Company accounts for investment securities in accordance with ASC Topic 321, Investments – equity securities. Marketable equity securities are reported at fair value based on quotations available on securities exchanges with any unrealized gain or loss being reported as a component of other income (expense) on the statement of operations. The portion of marketable equity security expected to be sold within twelve months of the balance sheet date is reported as a current asset. These publicly traded equity securities are valued using quoted prices and are included in Level 1.

Inventory

Inventory consists of electronic product ready for sale on Amazon.com. It is stated at the lower of cost or net realizable value and all inventories were returned product from online customers. We value our inventory using the weighted average costing method. Our Company’s policy is to include as a part of inventory any freight incurred to ship the product from our contract vendors to our warehouses. Outbound freights costs related to shipping costs to our customers are considered period costs and reflected in selling, general and administrative expenses. We regularly review inventory and consider forecasts of future demand, market conditions and product obsolescence.

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

Stock Loan Receivable

On January 8, 2019, the Company entered into a Stock Pledge Agreement with Latin American Exchange Latinex Casa de Cambio, S.A., a Costa Rica corporation (“Latinex”), to provide that Latinex may maintain its required regulatory capital as required by various regulators. The Company has pledged 4,005 restricted shares of its common stock valued at $7,610,147 (based on the closing price on the grant date) for a term of three years in consideration of an annual payment of $375,000 paid in quarterly installments of $93,750. In lieu of cash payment, Latinex may pay the Company in virtual currency of WISE Network S.A. valued at a 50% discount of its offering price of $10 per token. In the event that Latinex’s required capital has decreased below $5,000,000, Latinex is permitted to sell the pledged shares of common stock only in an amount to ensure that Latinex can satisfy the required capital levels. The Company must consent to such sale of the shares of common stock, which may not be unreasonably withheld. Upon expiration of the agreement, the remaining shares of common stock shall be returned to the Company free and clear of all liens. The Company has recorded the value of these shares of common stock as a stock loan receivable which is presented as a contra-equity account in the accompanying consolidated balance sheets. At December 31, 2019, the Company wrote off the accrued interest income as Latinex did not perform any payment and the Company has no mean to enforce this payment. Latinex agreed in principle to return the pledged 4,005 restricted shares to the Company for cancellation. The 4,005 restricted shares have not yet been returned to the Company as of March 31, 2022.

GBT Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of March 31, 2022 and December 31, 2021, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

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

At March 31, 2022 and December 31, 2021, the Company identified the following assets and liabilities that are required to be presented on the balance sheet at fair value:

Description	Fair Value As of March 31, 2022	Fair Value Measurements at March 31, 2022 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$4,903,403	$—	$4,903,403	$—
Marketable securities	$110,000	$110,000	$—	$—

GBT Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Description	Fair Value As of December 31, 2021	Fair Value Measurements at December 31, 2021 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$10,192,485	$—	$10,192,485	$—

Treasury Stock

Treasury stock is recorded at cost. The re-issuance of treasury shares is accounted for on a first in, first-out basis and any difference between the cost of treasury shares and the re-issuance proceeds are charged or credited to additional paid-in capital.

Reclassification

Certain prior years amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

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

Revenue are recognized under Topic 606 in a manner that reasonably reflects the delivery of its services to customers in return for expected consideration and includes the following elements:

IT Consulting services:

●	executed contracts with the Company’s customers that it believes are legally enforceable;

●	identification of performance obligations in the respective contract;

●	determination of the transaction price for each performance obligation in the respective contract;

●	allocation the transaction price to each performance obligation; and

●	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to each of the Company’s IT revenue category, is summarized below:

●	IT consulting services - revenue is recorded on a monthly basis as services are provided.

These five elements, as applied to each of the Company’s license revenue category, is summarized below:

●	License services – the one-time related party licensing income recorded as other income upon agreement is executed and services are provided and recognized over the term of five years.

GBT Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Amazon sales –

●	Identify the contract(s) with a customer. ASC 606 defines a contract as “an agreement between two or more parties that creates enforceable rights and obligations”. Since this is an e-commerce sale on the Amazon website, the Company just followed the general terms on Amazon website and the customer entered into a contract with the Company based on the product listed on the Amazon website;

●	Identify the performance obligations in the contract. According to the contract, the Company is responsible for operation exclusively. The Company is entitled to all revenue which is being paid by Amazon into a designated bank account and the Company is responsible for all product acquisitions as well as shipments. The only performance obligations were the electronic products that were listed on Amazon website and the Company determined each order is one single obligation;

●	Determine the transaction price. The transaction price set to be the listed price on the Amazon website.;

●	Allocate the transaction price to the performance obligations in the contract.; and

●	Recognize revenue when the Company satisfies a performance obligation. Sales are being recognize upon shipment.

Unearned revenue

Unearned revenue represents the net amount received for the purchase of products that have not seen shipped to the Company’s customers. In 2018, the Company ran pre-sales efforts for its pet tracker product and received prepayments for its product. In addition, during 2018, the Company received $200,000 in connection with an intellectual property license and royalty agreement. The Company has $249,159 and $249,384 of unearned revenue at March 31, 2022 and December 31, 2021, respectively.

Contract liabilities

On February 22, 2022, the Company entered into an Intellectual Property License and Royalty Agreement with Touchpoint Group Holdings, Inc. (“Touchpoint” or “TGHI”) pursuant to which the Company granted TGHI a worldwide license for its technologies for a term of five years in the domains of Internet of Things (IoT) and Artificial Intelligence enabled mobile technologies pertaining to the Company’s digital currency technology (the “Technology”). GBT will charge TGHI earned royalties based on actual uses by TGHI of the Technology resulting from revenue attributable to the use, performance or other exploitation of the Technology, to the extent applicable, after deducting any taxes that the Company may be required to collect, and deducting any international sales, goods and services, value added taxes or similar taxes which the Company is required to pay, if any, excluding deductions for taxes on the Company net income. TGHI agreed to issue the Company 10,000,000 shares of common stock of TGHI in the fair value of $50,000 as a onetime fee in consideration of the Company entering this Intellectual Property License and Royalty Agreement, which was booked contract liabilities and amortized over the five-year term. The Company have yet to earn any royalty income in relation to this agreement as of March 31, 2022. The contract liabilities as of March 31, 2022 and December 31, 2021 was $48,944 and $0, respectively.

GBT Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Variable Interest Entity

On February 18, 2022, the Company, effective March 1, 2022 entered into a Revenue Sharing Agreement (“RSA”) with Mahaser LTD. (“Mahaser”) pursuant to which the Company acquired the opportunity to share in revenues generated by Mahaser with respect to e-commerce sales through the online retail platform in the United States of America. Mahaser owns an e-commerce platform as a store which is the legal, exclusive owner of Ravenholm Electronics. The Company will operate the e-commerce platform and will be entitled to 95% for all revenue generated by and received by Mahaser for the period from March 1, 2022 through December 31, 2022. The RSA provides that the Company will be entitled to appoint a manager to Mahaser. As consideration, the Company will pay Mahaser $100,000 no later than March 1, 2022 and issue Mahaser 1,000,000 shares of the Company’s restricted common stock. The Company shall have no obligations to make any further payments to Mahaser. For any further extensions, the Company will have the option to extend the RSA for annual payment of $200,000, which can be payable with the Company’s shares of common stock payable based on 20 days VWAP prior to issuance. On March 16, 2022 the parties entered into Amendment No. 1 to the to the RSA, where all consideration to be paid or issued to Mahaser will be deferred until such time where the e-commerce platform generated in cumulative revenue of $1,000,000. On March 31, 2022, the parties entered into Amendment No. 2 to the RSA, where Mahaser agreed to pay the Company 100% per year for all revenue generated by and received by seller from the sales by Amazon within the United States of America as follows for the period from March 1, 2022 through December 31, 2022. The Company will be responsible for 100% of the cost of goods sold as well. In addition, the Company is entitled to earn 100% revenues and cost of goods sold of the test run period from February 1, 2022 to February 28, 2022.

The Company evaluated whether it has a variable interest in Mahaser, whether Mahaser is a VIE and whether the Company has a controlling financial interest in Mahaser. The Company concluded that it has variable interests in Mahaser on the basis of GBT has 100% control over the JV/revenue sharing, and as such should consolidate the JV into its books and records as it assigned 100% financial responsibility. Mahaser’s equity at risk, as defined by GAAP, is considered to be insufficient to finance its activities without additional support, and, therefore, Mahaser is considered a VIE.

The following table summarizes the carrying amount of the assets and liabilities of Mahaser included in the Company’s consolidated balance sheets (after elimination of intercompany transactions and balances):

	March 31,
Assets of consolidated variable interest entity (“VIE”) included in the consolidated balance sheets above (after elimination of intercompany transactions and balances) consist of:	2022	2021
Current assets:
Cash and cash equivalents	$44,928	$—
Inventory	29,367	—
Total current assets	$74,295	$—

Liabilities of consolidated VIE included in the consolidated balance sheets above (after elimination of intercompany transactions and balances) consist of:
Current liabilities
Due to related party	$154,117	$—

Total current liabilities	$154,117	$—

Statements of operations of consolidated VIE included in the consolidated statements of operations above (after elimination of intercompany transactions and balances) consist of:
Statements of operations
Sales	$—	$—
Cost of goods sold	—	$—
Gross profit	—
General and administrative expenses	12,841
Net loss	$(12,841)	$—

GBT Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

	March 31, 2022	December 31, 2021
Series B preferred stock	45,000	45,000
Series C preferred stock	700	700
Series H preferred stock	20,000	20,000
Warrants	388,870	392,870
Convertible notes	83,379,203	83,722,340
Total	83,833,773	84,180,910

GBT Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes which amends ASC 740 Income Taxes (ASC 740). This update is intended to simplify accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and amending existing guidance to improve consistent application of ASC 740. This update is effective for fiscal years beginning after December 15, 2021. The guidance in this update has various elements, some of which are applied on a prospective basis and others on a retrospective basis with earlier application permitted. The Company have adopted this ASU on the consolidated financial statements in the quarter ended March 31, 2022. The adoption had no material impact on the consolidated financial statements in the period ended March 31, 2022.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of a SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company has adopted this ASU on the consolidated financial statements in the quarter ended March 31, 2022. The adoption had no material impact on the consolidated financial statements in the period ended March 31, 2022.

On April 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” (“ASU 2021-04”) to clarify the accounting by issuers for modifications or exchanges of equity-classified warrants. The new ASU is available here and effective for all entities in fiscal years starting after December 15, 2021. Early adoption is permitted. The Company has adopted this ASU on the consolidated financial statements in the quarter ended March 31, 2022. The adoption had no material impact on the consolidated financial statements in the period ended March 31, 2022.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying consolidated financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

GBT Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 3 – Cash, Restricted Cash, and Cash held in Trust

Cash consist of amounts held as bank deposits, amounts held in escrow and highly liquid debt instruments purchased with an original maturity of three months or less.

From time to time, we may maintain bank balances in interest bearing accounts in excess of the $250,000 currently insured by the Federal Deposit Insurance Corporation for interest bearing accounts (there is currently no insurance limit for deposits in noninterest bearing accounts). We have not experienced any losses with respect to cash. Management believes our Company is not exposed to any significant credit risk with respect to its cash.

Restricted cash represents $375,000 as part of the SURG settlements proceeds that need to stay in escrow and $8,144 restricted cash that the court on January 28, 2022 awarded the Company with injunction against RWJ defendants, where all fee funds generating from resale should be deposited into GBT blocked account, and therefore RWJ defendants cannot use these funds without court order.

As of March 31, 2022 and December 31, 2021, the Company held cash in the amount of $113,617 and $155,106, respectively.

As of March 31, 2022 and December 31, 2021, the Company held restricted cash in the amount of $383,144 and $0, respectively.

As of March 31, 2022 and December 31, 2021, the Company held cash in the trust account of $54,940 and $112,942, respectively. The cash in the trust account do not have any restrictions.

Note 4 – Accounts Receivable

At March 31, 2022 and December 31, 2021, accounts receivable was $82,964 and $0, respectively, and determined to be fully collectible.

Note 5 – Marketable Securities

On January 28, 2022, the Company entered into a Stock Purchase Agreement with Marko Radisic (the “Seller”) and Touchpoint Group Holdings, Inc. (“TGHI”) pursuant to which the Company acquired 10,000 shares of Series A Convertible Preferred Stock (the “Touchpoint Preferred”) from the Seller in consideration of $125,000. The Touchpoint Preferred is convertible into 10,000,000 shares of common stock of Touchpoint. On February 22, 2022, the Company entered into an Intellectual Property License and Royalty Agreement with Touchpoint Group Holdings, Inc. (“Touchpoint” or “TGHI”) pursuant to which the Company granted TGHI a worldwide license for its technologies for a term of five years in the domains of Internet of Things (IoT) and Artificial Intelligence enabled mobile technologies pertaining to the Company’s digital currency technology (the “Technology”). GBT will charge TGHI earned royalties based on actual uses by TGHI of the Technology resulting from revenue attributable to the use, performance or other exploitation of the Technology, to the extent applicable, after deducting any taxes that the Company may be required to collect, and deducting any international sales, goods and services, value added taxes or similar taxes which the Company is required to pay, if any, excluding deductions for taxes on the Company net income. TGHI agreed to issue the Company 10,000,000 shares of common stock of TGHI in the fair value of $50,000 as an one time fee in consideration of the Company entering this Intellectual Property License and Royalty Agreement, which was booked contract liabilities and amortized over the five-year term. The Company have yet to earn any royalty income in relation to this agreement as of March 31, 2022.

TGHI converted the Touchpoint Preferred into 10,000,000 shares of common stock of Touchpoint on February 23,2022 resulting in the Company owning 20,000,000 shares of common stock of Touchpoint in total fair value of $110,000 as of March 31, 2022 based on level 1 stock price in OTC markets.

GBT Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 6 – Investment in Surge Holdings, Inc.

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

On or about June 23, 2020, the Company and AltCorp entered into agreements with SURG and Glen Eagles Acquisition LP (“Glen”) regarding the $4,000,000 SURG Note for which the SURG Note has been converted in full into 5,500,000 restricted stocks of SURG (“Issued Shares”) along with an additional 22,000,000 SURG shares reserved for the benefit of the Company’s subsidiary as a true up of shares to secure the value of the Issued Shares as $2,750,000. Additional shares will be issued if the original 5,500,000 are worth less than $2,750,000 on June 23, 2021. The Company agreed that the Issued Shares will be restricted for a year. As a result of the exchange of $2,750,000 of the SURG Note for 5,500,000 shares of SURG common stock, the Company recognized a loss of $1,430,000 during the nine months ended September 30, 2020. On June 24, 2021, in accordance with the Agreement entered June 23, 2020, the Company together with AltCorp, via registered mail to SURG and its transfer agent, sent a demand for a true-up share in an additional amount of 14,870,370 SURG shares as calculated per the Agreement. As of September 30, 2021, SURG’s transfer agent did not answer to the Company request.

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

GBT Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The shares received for the eight-monthly installments in 2021 (with the September payment of $100,000 being paid in cash) were transferred/sold by AltCorp to Stanley as payment on its outstanding balances at were valued at $800,000 (See Note 7). On June 24, 2021, the Company’s investment in 5,500,000 shares of SURG shares were transferred/sold to IGOR 1 Corp. (“IGOR 1”) as payment on its outstanding balances. The shares were valued at $660,000.

On December 22, 2021, pursuant to the framework in the MOU, the AltCorp Parties (and an additional third party), the Company, ECS, and SURG, Kevin Brian Cox (SURG’s Chief Executive Officer) - in his individual capacity, entered into a Resolution of Purchase, Mutual Release, and Settlement Agreement (the “Final Settlement Agreement”) to settle the two lawsuits and resolve all disputes related to the consideration paid by SURG to the Company in connection with the APA. The Final Settlement Agreement replaces all prior agreements between the parties. In addition, within three (3) trading days of the last payment related to the $4.2 million payment to Stanley being made, the parties shall make filings with the state District Court in Clark County, Nevada to dismiss both lawsuits, including, regarding the lawsuit filed by AltCorp Trading, LLC, the dismissal of the lawsuit as to VStock Transfer, LLC. The parties agreed to a full mutual release of any disputes or claims between the parties.

The final settlement of $3,750,000 was received by the Company on January 7, 2022 and the Company paid out $1,150,000 and $1,500,000 to the third parties in January and February 2022, respectively.

Note 7 – Impaired Investments

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

GBT Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

GBT Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Although the investment was impaired, the product development is still ongoing. The carrying amount of this investment at March 31, 2022 and December 31, 2021, was $0 and $0, respectively.

Note 8 – Inventory

Inventory consists of electronic product ready for sale on Amazon.com. It is stated at the lower of cost or net realizable value and all inventories were returned product from online customers. We value our inventory using the weighted average costing method. Our Company’s policy is to include as a part of inventory any freight incurred to ship the product from our contract vendors to our warehouses. Outbound freights costs related to shipping costs to our customers are considered period costs and reflected in selling, general and administrative expenses. We regularly review inventory and consider forecasts of future demand, market conditions and product obsolescence.

If the estimated realizable value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value. On a consolidated basis, as of March 31, 2022 and December 31, 2021, the balance for the inventory totaled $10,219 and $0, respectively. No write down to net realizable value was necessary for the period ended March 31, 2022 and December 31, 2021. The Company has $10,219 finished goods and $19,148 inventory in transit as of March 31, 2022 and $0 inventory as of December 31, 2021.

Note 9 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at March 31, 2022 and December 31, 2021 consist of the following (including related parties of $551,159 and $2,309,255):

	2022	2021
Accounts payable	$703,328	$670,127
Accounts payable – related party	470,000	440,000
Accrued liabilities	412,501	1,170,088
Accrued liabilities – related party	47,827	1,862,928
Accrued interest	2,950,828	2,746,793
Accrued interest – related party	33,333	6,327
Other	8,143	—
Total Accounts payable and accrued expenses	$4,625,959	$6,896,263

GBT Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 10 – Unearned Revenue

Unearned revenue represents the net amount received for the purchase of products that have not seen shipped to the Company’s customers. In 2018, the Company ran pre-sales efforts for its pet tracker product and received prepayments for its product. In addition, during 2018, the Company received $200,000 in connection with an intellectual property license and royalty agreement. The Company has $249,159 and $249,384 of unearned at March 31, 2022 and December 31, 2021, respectively.

Note 11 – Accrued Settlement

In connection with a legal matter filed by the Investor of the $8,340,000 Senior Secured Redeemable Convertible Debenture, on December 23, 2019, in the pending arbitration between the Company and the Investor, an Interim Award was entered in favor of the Investor. On January 31, 2020, the Company was informed that a final award was entered (the “Final Award”). The Final Award affirms that certain sections of the Senior Secured Redeemable Convertible Debenture (the “Debenture”) constitute unenforceable liquidated damages penalties and were stricken. Further, it was determined that the Investor was entitled to recovery of their attorney’s fees. Consequently, the arbitrator awarded Investor an award of $4,034,444 plus interest of 7.25% accrued from May 15, 2019 (presented separately in accounts payable and accrued expenses) and costs in the amount of $55,613. In connection with this settlement, the Company recognized a gain on the settlement of debt of $1,375,556 in 2019 as the difference between the carrying amount of the debt and the amount awarded by the arbitrator. As of March 31, 2022, the award had not been paid yet. The Company recorded accrued settlement of $4,090,057 and $4,090,057 at March 31, 2022 and December 31, 2021, respectively.

Note 12 – Convertible Notes Payable, Non-related Partied and Related Party

Convertible notes payable – non related parties at March 31, 2022 and December 31, 2021 consist of the following:

	March 31, 2022	December 31, 2021
Convertible note payable to IGOR 1 CORP	$8,055,400	$8,055,400
Convertible notes payable to Sixth Street	124,200	124,200
Convertible notes payable to Redstart Holdings	209,500	244,500

Total convertible notes payable, non related parties	8,389,100	8,424,100
Unamortized debt discount	(210,381)	(278,867)
Convertible notes payable – non related parties	8,178,717	8,145,233
Less current portion	(8,123,226)	(8,109,436)
Convertible notes payable – non related parties, long-term portion	$55,491	$35,797

$10,000,000 for Igor 1 Corp (Prior year - GBT Technologies S. A.)

In accordance with the acquisition of GBT-CR the Company issued a convertible note in the principal amount of $10,000,000. The convertible note bears interest of 6% per annum and is payable at maturity on December 31, 2021. At the election of the holder, the convertible note can be converted into a maximum of 20,000 shares of Series H Preferred Stock. Each share of Series H Preferred Stock is convertible, at the option of the holder but subject to the Company increasing its authorized shares of common stock, into such number of shares of common stock of the Company as determined by dividing the Stated Value ($500 per share) by the conversion price ($500.00 per share). This convertible note may convert into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion and therefore recorded as derivative liability.

GBT Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

On May 19, 2021, the Company, Gonzalez, GBT-CR and IGOR 1 Corp entered into a Mutual Release and Settlement Agreement and Irrevocable Assignment of outstanding balance plus accrued interest (the “Gonzalez Agreement”). Pursuant to the Gonzalez Agreement, without any party admission of liability and to avoid litigation, the parties has agreed to (i) extend the GBT convertible note maturity date to December 31, 2022, (ii) amend the GBT convertible note terms to include a beneficial ownership blocker of 4.99% and a modified conversion feature to the GBT convertible note with 15% discount to the market price during the 20 trading day period ending on the latest complete trading day prior to the conversion date and (iii) provided for an assignment of the GBT convertible note by Gonzalez to a third party. As a result of the change in terms of this convertible note, the Company took a charge related to the modification of debt of $13,777,480 during the year ended December 31, 2021. This convertible note is recorded as derivative liability because of the discounted price on conversion.

During the year ended December 31, 2021, IGOR 1 converted $1,284,600 of the convertible note into 4,185,650 shares of the Company’s common stock. Also, on June 24, 2021, the Company transferred 5,500,000 SURG shares received as repayment of $660,000 of this convertible note.

As of March 31, 2022, the note had an outstanding balance of $8,055,400 and accrued interest of $1,664,447.

Redstart Holdings Corp

On September 21, 2021, the Company entered into a Securities Purchase Agreement with Redstart pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 7”) in the aggregate principal amount of $244,500 for a purchase price of $203,750. The Redstart Note No. 7 has a maturity date of December 22, 2022 and the Company has agreed to pay interest on the unpaid principal balance of the Redstart Note No. 7 at the rate of two and a half percent (2.5%) per annum from the date on which the Redstart Note No. 7 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 7, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 7. The transactions described above closed on September 28, 2021. The outstanding principal amount of the Redstart Note No. 7 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 7 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 7), the Redstart Note No. 7 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 7. During the three months ended March 31, 2022, Redstart converted $35,000 of its convertible note into 369,198 shares of the Company’s common stock. As of March 31, 2022, the note had an outstanding balance of $209,500 and accrued interest of $3,091.

Sixth Street Lending LLC

On November 8, 2021, the Company entered into a Securities Purchase Agreement with Sixth Street Lending LLC (“Sixth Street”) pursuant to which the Company issued to Sixth Street a Convertible Promissory Note (the “Sixth Street Note”) in the aggregate principal amount of $124,200 for a purchase price of $103,500. The Sixth Street Note has a maturity date of February 8, 2023 and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of six percent (6%) per annum from the date on which the note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment including a prepayment to Sixth Street as set forth in the Sixth Street Note. The outstanding principal amount of the note may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Sixth Street may convert the note into shares of the Company’s common stock at a conversion price equal to 85% of the average of the two lowest trading prices with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Sixth Street Note), the note shall become immediately due and payable and the Company shall pay to Sixth Street, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Sixth Street Note. As of March 31, 2022, the note had an outstanding balance of $124,200 and accrued interest of $2,899.

GBT Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Convertible notes payable – related parties at March 31, 2022 and December 31, 2021 consist of the following:

	March 31, 2022	December 31, 2021
Convertible note payable to Stanley Hills	116,605	116,605
Unamortized debt discount	—	—
Convertible notes payable, net, related party	116,605	116,605
Less current portion	(116,605)	(116,605)
Convertible notes payable, net, related party, long-term portion	$—	$—

Stanley Hills LLC

The Company entered into a series of loan agreements with Stanley Hills LLC (“Stanley”) pursuant to which it received more than $1,000,000 in loans (the “Debt”) since May 2019 up to December 2019. On February 26, 2020, in order to induce Stanley to continue to provide funding, the Company and Stanley entered into a letter agreement providing that the current note payable balance due to Stanley in the amount of $1,214,900 may be converted into shares of common stock of the Company at a conversion price equal to 85% multiplied by the lowest one trading price for the common stock during the 20-trading day period ending on the latest complete trading day prior to the conversion date. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. Stanley has agreed to restrict its ability to convert the Debt and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. During the year ended December 31, 2021, Stanley converted $1,231,466 of its convertible note plus interest into 4,420,758 shares of the Company’s common stock, and during the year ended December 31, 2021, Stanley loaned the Company an additional $325,000. Also, during the year ended December 31, 2021, the Company transferred the SURG shares received as repayment of $800,000 of this convertible note and also converted $126,003 of accrued interest into the principal balance. During the year ended December 31, 2021, Gonzalez assigned all his accrued balances of $424,731 to Stanley in a private transaction. The balance of the Stanley debt at March 31, 2022 and December 31, 2021 was $116,605 and $116,605, respectively. The unpaid interest of the Stanley debt at March 31, 2022 and December 31, 2021 was $11,247 and $8,372, respectively. The Stanley debt was secured via a pledge agreement on the SURG shares.

Discounts on convertible notes

The Company recognized interest expense of $68,485 and $321,340 during the period ended March 31, 2022 and 2021, respectively, related to the amortization of the debt discount on convertible notes. The unamortized debt discount at March 31, 2022 and December 31, 2021 was $210,381 and $278,867, respectively.

GBT Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 13 - Notes Payable, Non-related Parties and Related Party

Notes payable, non-related parties at March 31, 2022 and December 31, 2021 consist of the following:

	March 31, 2022	December 31, 2021
RWJ acquisition note	$2,600,000	$2,600,000
SBA loan	350,000	350,000
Total notes payable	2,950,000	2,950,000
Unamortized debt discount	—	—
Notes payable	2,950,000	2,950,000
Less current portion	(2,632,347)	(2,612,397)
Notes payable, long-term portion	$317,653	$337,603

RWJ Acquisition Note

In connection with the acquisition of RWJ in September 2017, the Company issued a note payable. The note accrues interest at 3.5% per annum, was due on December 31, 2019 and is secured by the assets purchased in the acquisition. The Company contests the validity of the note, as such the note has not been repaid as of December 31, 2021. The balance of the note at March 31, 2022 and December 31, 2021 was $2,600,000 and $2,600,000 plus accrued interest of $420,310 and $394,666, respectively.

SBA Loan

On June 22, 2020, the Company received a loan from the Small Business Administration under the Economic Injury Disaster Loan program related to the COVID-19 relief efforts. The loan bears interest at 3.75% per annum, requires monthly principal and interest payments of $731 after 12 months from funding and is due 30 years from the date of issuance. The monthly payments have been extended by the SBA to all EIDL borrowers with additional 12 months. Monthly payments will be commenced on or around June 16, 2022. On October 1, 2021, the Company entered an Amended Loan Authorization and Agreement with the SBA providing for the modification of the Original Note providing for monthly principal and interest payments of $1,771 after 24 months from the Original Note commencing on or around June 22, 2022. On March 17, 2022 the SBA notified it deferred the payments to all COVID-19 EIDL loans will have the first payment due extended from 24-months to 30-months from the date of the note. The Modified Note will continue to bear interest at 3.75% per annum and is due 30 years from the date of issuance of the Original Note. The Modified Note is guaranteed by Douglas Davis, the former CEO of the Company and current consultant, as well as by GBT Tokenize Corp. The additional funding of $200,000 was received by the Company on October 5, 2021. The balance of the note at March 31, 2022 and December 31, 2021 was $350,000 and $350,000 plus accrued interest of $13,819 and $10,581, respectively.

Notes payable, related party at March 31, 2022 and December 31, 2021 consist of the following:

	March 31, 2022	December 31, 2021
Alpha Eda note payable	$140,000	$140,000
Total notes payable, related party	140,000	140,000
Unamortized debt discount	—	—
Notes payable, net, related party	140,000	140,000
Less current portion	(140,000)	(140,000)
Notes payable, net, related party, long-term portion	$—	$—

GBT Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Alpha Eda

On November 15, 2020, the Company issued a promissory note to Alpha Eda, LLC (“Alpha”), a related party for $140,000. The note accrues interest at 10% per annum, is unsecured and is due on September 30, 2021. On June 20, 2021 Alpha and the Company extended the note maturity to December 31, 2022. The balance of the note at March 31, 2022 and December 31, 2021 was $140,000 and $140,000 plus accrued interest of $22,085 and $16,633, respectively.

Discounts on Promissory Note

The Company recognized interest expense of $0 and $0 during the period ended March 31, 2022 and the year ended December 31, 2021, respectively, related to the amortization of the debt discount on promissory notes. The unamortized debt discount at March 31, 2021 and December 31, 2021 was $0.

Note 14- Derivative Liability

Certain of the convertible notes payable discussed in these financials have a conversion price that can be adjusted based on the Company’s stock price which results in the conversion feature being recorded as a derivative liability.

The fair value of the derivative liability is recorded and shown separately under current liabilities. Changes in the fair value of the derivative liability is recorded in the statement of operations under other income (expense).

The Company uses a weighted average Black-Scholes option pricing model with the following assumptions to measure the fair value of derivative liability at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Stock price	$0.11-0.20	$0.17-0.19
Risk free rate	1.06-1.63%	0.39%
Volatility	145-174%	167-217%
Conversion/ Exercise price	$0.093-0.095	$0.102-0.103
Dividend rate	0%	0%

The following table represents the Company’s derivative liability activity for the years ended March 31, 2022 and December 31, 2021:

Derivative liability balance, December 31, 2020	5,262,448
Debt modification	13,777,480
Issuance of derivative liability during the period	1,480,439
Fair value of beneficial conversion feature of debt converted	(116,669)
Change in derivative liability during the period	1,339,117
Derivative liability balance, December 31, 2021	$10,192,485
Debt modification	-
Issuance of derivative liability during the period	-
Fair value of beneficial conversion feature of debt converted	(49,504)
Change in derivative liability during the period	(5,239,579)
Derivative liability balance, March 31, 2022	$4,903,403

GBT Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 15 – Stockholders’ Equity

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

During the period ended March 31, 2022, the Company had the following transactions in its common stock:

●	issued an aggregate of 369,198 for the conversion of convertible note of $35,000; and

●	issued 463,303 shares to GHS from Equity Financing Agreement for $68,309, The value of the shares of was determined based on the Equity Financing.

During the three months ended March 31, 2021, the Company had the following transactions in its common stock:

●	issued an aggregate of 4,483,717 for the conversion of convertible notes of $3,116,668 and accrued interest of $6,180; and

●	issued 245,000 shares to consultants for services rendered. The value of the shares of $281,750 was determined based on the closing stock price of the Company’s common stock on the grant date; and

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

As of March 31, 2022 and December 31, 2021, there were 45,000 Series B Preferred Shares outstanding.

GBT Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

As of March 31, 2022 and December 31, 2021, there were 700 Series C Preferred Shares outstanding.

Series D Preferred Shares

As of March 31, 2022 and December 31, 2021, there are 0 and 0 shares of Series D Preferred Shares outstanding, respectively.

Series G Preferred Shares

As of March 31, 2022 and December 31, 2021, there are 0 and 0 shares of Series G Preferred Shares outstanding, respectively.

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

GBT Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2022 and December 31, 2021, there are 20,000 shares of Series H Preferred Shares outstanding.

Warrants

The following is a summary of warrant activity.

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2020	392,870	$74.97	1.76	$—
Granted	—
Forfeited	—
Exercised	—
Outstanding, March 31, 2022	392,870	$74.97	0.76	$—
Exercisable, March 31, 2022	392,870	$74.97	0.76	$—

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

GBT Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

For the period ended March 31, 2022, the Company received $68,309 as proceeds from the equity purchase agreement for issuance of 463,303 registered common shares.

Note 16 - Related Parties

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

GBT Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

GBT Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Yello Partners Inc.

As of March 31, 2022 and December 31, 2021, the Company has $415,000 and $385,000 owed to Yello Partners, Inc., a Company owned by the CEO.

Alpha Eda Note Payable – Related Party

On November 15, 2020, the Company issued a promissory note to Alpha Eda, LLC (“Alpha”), a related party, for $140,000. The note accrues interest at 10% per annum, is unsecured and is due on September 30, 2021. On June 20, 2021 Alpha and the Company extended the note maturity to December 31, 2021, and on March 30, 2022 the Company extended the note maturity to December 31, 2022. The balance of the note at March 31, 2022 and December 31, 2021 was $140,000 and $140,000 plus accrued interest of $22,085 and $16,633, respectively.

Stanley Hills LLC Convertible Note Payable – Related Party

The Company entered into a series of loan agreements with Stanley Hills LLC (“Stanley”) pursuant to which it received more than $1,000,000 in loans (the “Debt”) since May 2019 up to December 2019. On February 26, 2020, in order to induce Stanley to continue to provide funding, the Company and Stanley entered into a letter agreement providing that the current note payable balance due to Stanley in the amount of $1,214,900 may be converted into shares of common stock of the Company at a conversion price equal to 85% multiplied by the lowest one trading price for the common stock during the 20-trading day period ending on the latest complete trading day prior to the conversion date. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. Stanley has agreed to restrict its ability to convert the Debt and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. During the year ended December 31, 2021, Stanley converted $1,231,466 of its convertible note plus interest into 4,420,758 shares of the Company’s common stock, and during the year ended December 31, 2021, Stanley loaned the Company an additional $325,000. Also, during the year ended December 31, 2021, the Company transferred the SURG shares received as repayment of $800,000 of this convertible note (See Note 4) and converted $126,003 of accrued interest into the principal balance. During the year ended December 31, 2021, Gonzalez assigned all his accrued balances of $424,731 to Stanley in a private transaction that the Company is not part to. The balance of the Stanley convertible note payable at March 31, 2022 and December 31, 2021 was $116,605 and $116,605, respectively. The unpaid interest of the Stanley debt at March 31, 2022 and December 31, 2021 was $11,247 and $8,372, respectively. The Stanley debt was secured via a pledge agreement on the SURG shares.

Stanley Hills LLC Accounts Payable – Related Party

On March 8, 2020, SURG filed a lawsuit against its transfer agent, Vstock from transferring millions of SURG stock that is currently in possession by the Company and assigned to Stanley Hills, LLC. On January 1, 2021, SURG, AltCorp and Stanley Hills, LLC (“Stanley”) entered into a Mutual Release and Settlement Agreement (“Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, SURG agreed to amend the AltCorp Exchange Agreement where SURG acknowledged a debt of $3,300,000 (the “Debt”) to be paid in 33 monthly payments of $100,000 payable in shares of common stock of SURG at a per share price equal the volume weighted average price of Surg’s common stock during the ten (10) trading days immediately preceding the issuance. SURG paid $400,000 in cash and $800,000 by shares. The SURG common stock issued to Altcorp have been pledged since August 12, 2020 for the benefit of Stanley to secure Stanley’s note payable by the Company. Accordingly, the SURG Common Stock issued to AltCorp as a result of the Settlement Agreement were pledged to Stanley. As of December 31, 2021 there were no surge shares pledges after the final settlement signed on December 22, 2021 and that replaced all prior settlement agreement. The final settlement SURG agreed to make total payments of $4,200,000 to the Company on or prior to January 7, 2022. This $4.2 million amount consists of $450,000 paid by SURG in November and December 2021, $100,000 to be paid on or about January 4, 2022, and $3,650,000 to be paid on or prior to January 7, 2022 of which $375,000 will be held in escrow as described before. The $3,750,000 was recorded as other receivable as of December 31, 2021. As of March 31, 2022 and December 31, 2021, the Company has recorded an outstanding payable balance to Stanley amounted $47,827 and $1,862,928, respectively, recorded under accrued expenses.

GBT Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Sales for both the periods ended March 31, 2022 and 2021 were $45,000. Sales are derived from providing IT consulting services to Stanley Hills, a related party.

Advanced from Related Party

During the period ended March 31, 2022, a related party advanced $336,735 cash to the Company for business use purpose to fund the Amazon operations.

During the period ended March 31, 2022, the Company repaid $178,518 cash back to the related party.

As of March 31, 2022 and December 31, 2021, the Company has recorded an outstanding payable balance to related party amounted of $158,217 and $0, respectively.

Note 17 - Contingencies

Legal Proceedings

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business. There is currently no litigation that management believes will have a material impact on the financial position of the Company.

On or around January 30, 2019, RWJ Advanced Marketing, LLC, Greg Bauer, and Warren Jackson sued the Company and multiple third and related parties in Superior Court of the State of California - County of Los Angeles, General District in connection with the acquisition of UGO in September 2017. The case number is 19STCV03320 (the “Original Lawsuit”). The complaint in the Original Lawsuit alleges breach of contract, among other causes of action. The Company answered the complaint and filed a cross-complaint against the plaintiffs in the case and third parties on or around February 15, 2019. On or about September 10, 2020, the Company through its agent of service was “served” with a complaint (the Company contested service) that was recently filed against the Company and third parties by Robert Warren Jackson and Gregory Bauer in Los Angeles Superior Court Case No.: 20STCV32709 (“Second Lawsuit”). In the Original Lawsuit filed, the court rejected the plaintiff’s claims that they were filing a purported quasi-derivative lawsuit. As such, in this current litigation, the plaintiff is now again claiming the action is a derivative lawsuit. On October 13, 2020, the Second Lawsuit was removed by other defendants into Central District of California (CASE NO. 2:20−cv−09399−RGK−AGR). On February 2, 2021 the Central District of California dismissed the entire Second Lawsuit based on “demand futility”. In the Original lawsuit, the Company filed a cross complaint against the plaintiff and other third parties. Recently, the court has scheduled various hearings and a trial date set for December 27, 2021 which was later continued by the Court to September 28, 2022. It was the Company’s intention to dividend its holdings of its wholly owned subsidiary Ugopherservices Corp. (“UGO”). As UGO is the main dispute in the litigations described above, the Company has elected to sell UGO to a third-party effective July 1, 2020 (See Note 3). On September 17, 2020, the Company terminated Greg Bauer as consultant (resulting from the sale of UGO), which he confirmed in writing. On or about June 14, 2021 the Company stipulated with plaintiff that all third parties will be released and plaintiff may file a new first amendment complaint that will name only the Company. As such, all third parties other than prior transfer agent of the Company have been dismissed from this litigation. We are in default of this note.

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

GBT Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

On December 3, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with Discover Growth Fund, LLC (the “Investor”) pursuant to which the Company issued a Senior Secured Redeemable Convertible Debenture (the “Debenture”) in the aggregate face value of $8,340,000. In connection with the issuance of the Debenture and pursuant to the terms of the SPA, the Company issued a Common Stock Purchase Warrant to acquire up to 225,000 shares of common stock for a term of three years (the “Warrant”) on a cash-only basis at an exercise price of $100.00 per share with respect to 50,000 Warrant Shares, $75.00 with respect to 75,000 Warrant Shares and $50.00 with respect to 100,000 Warrant Shares. The holder may not exercise any portion of the Warrants to the extent that the holder would own more than 4.99% of the Company’s outstanding common stock immediately after exercise. The outstanding principal amount may be converted at any time into shares of the Company’s common stock at a conversion price equal to 95% of the Market Price less $5.00 (the conversion price is lowered by 10% upon the occurrence of each Triggering Event – the current conversion price is 75% of the Market Price less $5.00). The Market Price is the average of the 5 lowest individual daily volume weighted average prices during the period the Debenture is outstanding. On May 28, 2019, the Investor delivered to the Company a “Notice of Default and Notice of Sale of Collateral” (the “Notice”). On December 23, 2019, in arbitration between the Company and the Investor, an Interim Award was entered in favor of the Investor. On January 31, 2020, the Company was informed that a final award was entered (the “Final Award”). The Final Award affirms that certain sections of the Debenture constitute unenforceable liquidated damages penalties and were stricken. Further, it was determined that the Investor was entitled to recovery of their attorney’s fees. Consequently, the arbitrator awarded Investor an award of $4,034,444 plus interest of 7.25% accrued from May 15, 2019 and costs in the amount of $55,613. On February 18, 2020, the Company filed a motion with the United States District Court District of Nevada (the “Nevada Court”) to confirm the Final Award and a motion to consolidate Investor’s application to confirm the Final Award filed in the U.S. District Court of the Virgin Islands (Case No: 3 :20-cv-00012-CVG-RM) (the “Virgin Island Court”). On February 27, 2020, the Nevada Court denied the Company’s motion to confirm the Final Award and motion to consolidate and further decided that the confirmation of the Final Award should be litigated in the Virgin Island Court. As such, on February 27, 2020, the Company filed a Notice of Entry of Order as well as a Motion to Confirm the Arbitration Award, address the outstanding issues regarding whether Investor’s rights are subordinated to other creditors and, thereafter, oversee a commercially reasonable foreclosure sale (Case No: 3 :20-cv-00012-CVG-RM). It was the Company’s position that the Final Award must first be confirmed and all questions regarding the rights of Investor relative to those of other creditors must be determined before any foreclosure sale can proceed. It is further the position of the Company that the previously disclosed foreclosure sale scheduled by Investor is being conducted in a commercially unreasonable manner and that if Discover proceeded forward with the foreclosure sale it did so at its own risk. Nevertheless, on February 28, 2020, Investor advised that it conducted a sale of the Company’s assets. As the date of this report Investor failed to present a deed of sale for the alleged sale that allegedly took place as noticed. The Company filed with Virgin Island Court the motions disputing the validity of the alleged sale. On July 28, 2020, Investor filed in the State of Nevada a motion for attorneys $48,844 and costs $716. The Company filed an answer on August 11, 2020. On October 16, 2020, Investor motion for attorneys $48,844 and costs $716 was denied. The balance was included in accounts payable for the unearned settlement. As of March 31, 2022, this case is still pending with the Federal court and the Court has not taken any substantive action in the matter as of the date of this report.

GBT Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

GBT Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Revenue Sharing Agreement

On February 18, 2022, the Company, effective March 1, 2022 entered into a Revenue Sharing Agreement (“RSA”) with Mahaser LTD. (“Mahaser”) pursuant to which the Company acquired the opportunity to share in revenues generated by Mahaser with respect to e-commerce sales through the online retail platform in the United States of America. Mahaser owns an e-commerce platform as a store which is the legal, exclusive owner of Ravenholm Electronics. The Company will operate the e-commerce platform and will be entitled to 95% for all revenue generated by and received by Mahaser for the period from March 1, 2022 through December 31, 2022. The RSA provides that the Company will be entitled to appoint a manager to Mahaser. As consideration, the Company will pay Mahaser $100,000 no later than March 1, 2022 and issue Mahaser 1,000,000 shares of the Company’s restricted common stock. The Company shall have no obligations to make any further payments to Mahaser. For any further extensions, the Company will have the option to extend the RSA for annual payment of $200,000, which can be payable with the Company’s shares of common stock payable based on 20 days VWAP prior to issuance. On March 16, 2022 the parties entered into Amendment No. 1 to the to the RSA, where all consideration to be paid or issued to Mahaser will be deferred until such time where the e-commerce platform generated in cumulative revenue of $1,000,000. On March 31, 2022, the parties entered into Amendment No. 2 to the RSA, where Mahaser agreed to pay the Company 100% per year for all revenue generated by and received by seller from the sales by Amazon within the United States of America as follows for the period from March 1, 2022 through December 31, 2022. The Company will be responsible for 100% of the cost of goods sold as well. In addition, the Company is entitled to earn 100% revenues and cost of goods sold of the test run period from February 1, 2022 to February 28, 2022.

GBT Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 18 – Concentrations

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments. There have been no losses in these accounts through March 31, 2022.

Liquidity risk

The Company has an accumulated deficit of $300,606,590 and has a working capital deficit of $24,415,856 as of March 31, 2022, which raises substantial doubt about its ability to continue as a going concern as the Company does not have sufficient funds to discharge its current liabilities.

Customers

For the periods ended March 31, 2021, our Company earned net revenues of $45,000. All sales were derived from providing IT consulting services to a related party.

For the periods ended March 31, 2022, our Company earned net revenues of $231,963. $45,000 sales were derived from providing IT consulting services to a related party and $186,963 sales were derived from Amazon sales.

Note 19 – Income Taxes

No income tax expense reflected in the consolidated statements of income for the three months ended March 31, 2022 and 2021. The Company has a $3,926,239 net income during the three months ended March 31, 2022 but it was mainly from the gain of change in fair value in derivative of $5,239,580 and it is a non-taxable event so they would have a taxable loss, and continue to record a valuation allowance.

Note 20 - Subsequent Events

Management has evaluated events that occurred subsequent to the end of the reporting period shown herein:

GTX Agreement

On April 12, 2022, GBT Tokenize Corp (“Tokenize”), a Nevada corporation which the Company owns 50% of the outstanding shares of common stock, entered into a series of agreements with GTX Corp (“GTX”) and various note holders of GTX pursuant to which Tokenize acquire convertible promissory notes of GTX in the principal amount of $100,000 (the “GTX Notes”). In addition, Tokenize acquired 5,000,000 shares of common stock of GTX for a purchase price of $150,000.

The GTX Notes bear 10% interest per annum and 50% of the principal may be converted into shares of common stock on a one-time basis at a conversion price of $0.01 per share. The remaining 50% of the principal must be paid in cash.

The closing occurred on April 12, 2022.

Magic Agreement

The Company, through its wholly owned subsidiary, Greenwich International Holdings, a Costa Rica corporation (“Greenwich”), entered into a Master Joint Venture and Territorial License Agreement (the “Tokenize Agreement”) with Magic International Argentina FC, S.L. (“Magic”) and Tokenize which replaced a prior joint venture entered between the parties.

The purpose of Tokenize is to develop, maintain and support source codes for its proprietary technologies including advanced mobile chip technologies, tracking, radio technologies, AI core engine, electronic design automation, mesh, games, data storage, networking, IT services, business process outsourcing development services, customer service, technical support and quality assurance for business, customizable and dedicated inbound and outbound calls solutions, as well as digital communications processing for enterprises and startups (“Technology Portfolio”), throughout the world, which Technology Portfolio was previously licensed to the Company for the State of California.

GBT Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The Tokenize Agreement provides that the Company shall contribute 150,000,000 shares of common stock of the Company (“GBT Shares”) to Tokenize. Sergio Fridman is the manager of Magic and the beneficial owner of all outstanding securities of Magic. Magic will contribute cash of $250,000 into Tokenize in consideration of a promissory note and agreed to further fund Tokenize with all funds reasonably needed for implementation of the business purposes as described in the Tokenize Agreement. The GBT Shares will not be transferable for a period of five years.

Magic and the Company each own 50% of the outstanding shares of common stock of Tokenize. The Company pledged its 50% ownership in Tokenize and its 100% ownership of Greenwich (the “Pledged Securities”) to Magic for providing that Magic may take possession of such Pledged Securities in the event the Company executes, delivers and performs any future agreement or document or judgement resulting in the creation of any lien, pledge, mortgage, claim, charge or encumbrance upon any assets of the Company. The Company shall appoint two directors and Magic shall appoint one director of Tokenize.

The offer, sale and issuance of the above securities was made to an accredited investor and the Company relied upon the exemptions contained in Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated there under with regard to the sale. No advertising or general solicitation was employed in offering the securities. The offer and sales were made to an accredited investor and transfer of the common stock will be restricted by the Company in accordance with the requirements of the Securities Act of 1933, as amended.

Convertible Note Payables

On May 5, 2022, the “Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending LLC, an accredited investor (“DL”) pursuant to which the Company issued to DL a Convertible Promissory Note (the “DL Note”) in the aggregate principal amount of $244,500 for a purchase price of $203,500. The DL Note has a maturity date of August 4, 2023 and the Company has agreed to pay interest on the unpaid principal balance of the DL Note at the rate of six percent (6.0%) per annum from the date on which the DL Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the DL Note, provided it makes a payment including a prepayment to DL as set forth in the DL Note. The transactions described above funded on May 9, 2022.

The outstanding principal amount of the DL Note may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, DL may convert the DL Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the DL Note), the DL Note shall become immediately due and payable and the Company shall pay to DL, in full satisfaction of its obligations hereunder, additional amounts as set forth in the DL Note. In no event shall DL be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by DL and its affiliates would exceed 4.99% of the outstanding shares of the common stock of the Company.

On May 5, 2022, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending LLC, an accredited investor (“DL”), pursuant to which the Company issued to DL a Convertible Promissory Note (the “DL Note”) in the aggregate principal amount of $244,500 for a purchase price of $203,500. The DL Note has a maturity date of August 4, 2023 and the Company has agreed to pay interest on the unpaid principal balance of the DL Note at the rate of six percent (6.0%) per annum from the date on which the DL Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the DL Note at any time from the Issue Date and continuing through 180 days following the Issue Date, provided it makes a payment including a prepayment premium to DL as set forth in the DL Note. The transactions described above funded on May 9, 2022.

The outstanding principal amount of the DL Note may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, DL may convert the DL Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price during the 20-day period immediately preceding the date of conversion. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the DL Note), the DL Note shall become immediately due and payable and the Company shall pay to DL, in full satisfaction of its obligations hereunder, additional amounts as set forth in the DL Note. In no event shall DL be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by DL and its affiliates would exceed 4.99% of the outstanding shares of the common stock of the Company.

GBT Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Unless the Company shall have first delivered to DL, at least 48 hours prior to the closing of any equity (or debt with an equity component) financing in an amount less than $150,000 (“Future Offering”), written notice describing the proposed Future Offering and providing the Buyer an option during the 48 hour period following delivery of such notice to DL the securities being offered in the Future Offering on the same terms as contemplated by such Future Offering then the Company is restricted from conducting the Future Offering during the period beginning on the Issue Date and ending nine months following the Issue Date.

Assignment of lease agreement

On May 17, 2022, Mahaser LLC (“Assignee”) entered into an assignment and assumption of lease agreement by and between 2819 Coldwater LLC (“Assignor”), Sunset Place Holdings LLC (“Lessor”) and Yossi Attia (“Guarantor”). Pursuant to the agreement, Lessor agreed to lease to Assignor certain Standard Industrial/Commercial Multi-Tenant Lease – Gross agreement dated February 7, 2022 (the “Lease”) and expiring on January 31, 2024, which premises commonly known as 8265 Sunset Boulevard, Suite #107, West Hollywood, CA 90046. The base rent payment shall equal $4,100 per month and share of common area operating expense shall equal $200 per month. Guarantor has guaranteed payment of Assignor’s obligations under the Lease and Assignor assigned all of its right, title and interest in the Lease to Assignee and Assignee assumed Assignor’s obligations under the Lease.

Subsequent common stock issuance

On April 11, 2022, the Company issued 150,000,000 shares of the Company’s common stock at fair value of $15,000,000 pursuant to the Master Joint Venture and Territorial License Agreement under the Magic Agreement as disclosed above.

On April 26, 2022, the Company issued 5,036,697 shares of the Company’s common stock in exchange for $163,559 in cash pursuant to the equity financing agreement between GHS investments LLC and GBT Technologies Inc.

Subsequent to March 31, 2022, there were multiple note holders elected to convert $996,035 principal amount plus $3,386 unpaid interest into 49,672,083 shares of the Company’s common stock.

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

This section of the report should be read together with Footnotes of the Company audited financials for the year ended December 31, 2021, the unaudited statements of operations for the three ended March 31, 2022 and 2021 are compared in the sections below.

General Overview

GBT Technologies Inc. (formally known as Gopher Protocol Inc., the “Company”, “GBT”, “Gopher”, “Gopher Protocol” “GOPH” or “GTCH”) was incorporated on July 22, 2009 under the laws of the State of Nevada. GBT is targeting growing markets such as development of Internet of Things (IoT) and Artificial Intelligence (AI) enabled networking and tracking technologies, including wireless mesh network technology platform and fixed solutions, development of an intelligent human body vitals device, asset-tracking IoT, and wireless mesh networks. Effective August 5, 2019, the Company changed its name from Gopher Protocol Inc. to GBT Technologies Inc. The Company derived revenues from the provision of IT consulting services and revenue sharing. The Company is seeking to generate revenue from the licensing of its technology.

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

On May 28, 2021, the parties agreed to amend the Tokenize Agreement to expand territory granted for the Technology Portfolio under the license to GBT Tokenize to include the entire continental United States. The Company has further agreed to issue GBT Tokenize an additional 14,000,000 shares of common stock of the Company. The shares were valued at $15,400,000. At March 31, 2020, the Company evaluated the carrying amount of this joint venture investment and determined that this investment was fully impaired and as a result an impairment charge of $5,500,000 was taken. At December 31, 2021, the Company evaluated the carrying amount of this joint venture investment and determined that this investment was fully impaired and as a result an impairment charge of $15,400,000 was taken. Although the investment was impaired, the product development is still ongoing. The carrying amount of this investment at March 31, 2022 and December 2021, was $0 and $0, respectively.

GTX Agreement

On April 12, 2022, GBT Tokenize Corp (“Tokenize”), a Nevada corporation which the Company owns 50% of the outstanding shares of common stock, entered into a series of agreements with GTX Corp (“GTX”) and various note holders of GTX pursuant to which Tokenize acquire convertible promissory notes of GTX in the principal amount of $100,000 (the “GTX Notes”). In addition, Tokenize acquired 5,000,000 shares of common stock of GTX for a purchase price of $150,000.

The GTX Notes bear 10% interest per annum and 50% of the principal may be converted into shares of common stock on a one-time basis at a conversion price of $0.01 per share. The remaining 50% of the principal must be paid in cash.

The closing occurred on April 12, 2022.

Magic Agreement

The Company, through its wholly owned subsidiary, Greenwich International Holdings, a Costa Rica corporation (“Greenwich”), entered into a Master Joint Venture and Territorial License Agreement (the “Tokenize Agreement”) with Magic International Argentina FC, S.L. (“Magic”) and Tokenize which replaced a prior joint venture entered between the parties.

The purpose of Tokenize is to develop, maintain and support source codes for its proprietary technologies including advanced mobile chip technologies, tracking, radio technologies, AI core engine, electronic design automation, mesh, games, data storage, networking, IT services, business process outsourcing development services, customer service, technical support and quality assurance for business, customizable and dedicated inbound and outbound calls solutions, as well as digital communications processing for enterprises and startups (“Technology Portfolio”), throughout the world, which Technology Portfolio was previously licensed to the Company for the State of California.

The Tokenize Agreement provides that the Company shall contribute 150,000,000 shares of common stock of the Company (“GBT Shares”) to Tokenize. Sergio Fridman is the manager of Magic and the beneficial owner of all outstanding securities of Magic. Magic will contribute cash of $250,000 into Tokenize in consideration of a promissory note and agreed to further fund Tokenize with all funds reasonably needed for implementation of the business purposes as described in the Tokenize Agreement. The GBT Shares will not be transferable for a period of five years.

Magic and the Company each own 50% of the outstanding shares of common stock of Tokenize. The Company pledged its 50% ownership in Tokenize and its 100% ownership of Greenwich (the “Pledged Securities”) to Magic for providing that Magic may take possession of such Pledged Securities in the event the Company executes, delivers and performs any future agreement or document or judgement resulting in the creation of any lien, pledge, mortgage, claim, charge or encumbrance upon any assets of the Company. The Company shall appoint two directors and Magic shall appoint one director of Tokenize.

The offer, sale and issuance of the above securities was made to an accredited investor and the Company relied upon the exemptions contained in Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated there under with regard to the sale. No advertising or general solicitation was employed in offering the securities. The offer and sales were made to an accredited investor and transfer of the common stock will be restricted by the Company in accordance with the requirements of the Securities Act of 1933, as amended.

Revenue Sharing Agreement - Variable Interest Entity (VIE)

On February 18, 2022, the Company, effective March 1, 2022 entered into a Revenue Sharing Agreement (“RSA”) with Mahaser LTD. (“Mahaser”) pursuant to which the Company acquired the opportunity to share in revenues generated by Mahaser with respect to e-commerce sales through the online retail platform in the United States of America. Mahaser owns an e-commerce platform as a store which is the legal, exclusive owner of Ravenholm Electronics. The Company will operate the e-commerce platform and will be entitled to 95% for all revenue generated by and received by Mahaser for the period from March 1, 2022 through December 31, 2022. The RSA provides that the Company will be entitled to appoint a manager to Mahaser. As consideration, the Company will pay Mahaser $100,000 no later than March 1, 2022 and issue Mahaser 1,000,000 shares of the Company’s restricted common stock. The Company shall have no obligations to make any further payments to Mahaser. For any further extensions, the Company will have the option to extend the RSA for annual payment of $200,000, which can be payable with the Company’s shares of common stock payable based on 20 days VWAP prior to issuance. On March 16, 2022 the parties entered into Amendment No. 1 to the to the RSA, where all consideration to be paid or issued to Mahaser will be deferred until such time where the e-commerce platform generated in cumulative revenue of $1,000,000. The Company accounts for the RSA as a consolidated variable interest entity (“VIE”) for the period ended March 31, 2022. On March 31, 2022, the parties entered into Amendment No. 2 to the RSA, where Mahaser agreed to pay the Company 100% per year for all revenue generated by and received by seller from the sales by Amazon within the United States of America as follows for the period from March 1, 2022 through December 31, 2022. The Company will be responsible for 100% of the cost of goods sold as well. In addition, the Company is entitled to earn 100% revenues and cost of goods sold of the test run period from February 1, 2022 to February 28, 2022.

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

Results of Operations:

Three Months ended March 31, 2022 and 2021

A comparison of the statements of operations for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31		Change
	2022	2021	$	%

Sales	$224,970	$—	$224,970	100%
Consulting Income – related party	45,000	45,000	—	0%
Total sales	269,970	45,000	224,970	499%
Cost of goods sold	208,987	—	208,987	100%
Gross profit	60,983	45,000	15,983	36%

Operating expenses	1,006,402	840,258	166,144	20%
Loss from operations	(945,419)	(795,258)	(150,161)	-19%
Other income (expense)	4,871,658	(4,580,351)	9,452,009	-206%
Loss before provision for income taxes	3,926,239	(5,375,609)	9,301,848	-173%
Provision for income taxes	—	—	—
Net loss	$3,926,239	$(5,375,609)	$9,301,848	-173%

For the period ended March 31, 2021, our Company earned net revenues of $45,000. All sales were derived from providing IT consulting services to a related party.

For the period ended March 31, 2022, our Company earned net revenues of $269,970. $45,000 sales were derived from providing IT consulting services to a related party, and $224,970 sales were derived from Amazon   sales that commenced in the quarter ended March 31, 2022.

Operating expenses for the three months ended March 31, 2022 were $1,006,402, compared to $840,258 for the same period in 2021. The increase of $166,144 or 20% was principally due to an increase in market expenses of $149,221 for digital media branding and awareness campaign launched in this quarter.

Other income (expense) for the three months ended March 31, 2022 was $4,871,658, an increase of $9,452,009 or 206% from $(4,580,351) for the same period in 2021. The change is principally due to an increase in the change in fair value of derivative liability.

Net income (loss) for the three months ended March 31, 2022 was $3,926,239 compared to $(5,375,609) for the same period in 2021 due to the factors described above.

Liquidity and Capital Resources

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $300,655,534 and has a working capital deficit of $24,309,786 as of March 31, 2022, which raises substantial doubt about its ability to continue as a going concern.

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

Our cash and restricted cash was $496,760 and $155,106 at March 31, 2022 and December 31, 2021, respectively. Cash provided by (used in) operating activities during the period ended March 31, 2022 was $244,232, compared to $(457,005) during the same period in 2021. The amount provided by operating activities for the period ended March 31 2022 was primarily related to a net income of $3,926,239 and offset by amortization of debt discount of $68,486, gain in fair value of derivative liability of $5,239,579, loss on investment of $65,000. Our working capital position changed by going from a working capital deficit of $28,388,581 at December 31, 2021 to a working capital deficit of $24,309,786 at March 31, 2022.

Cash flows used in investing activities were $125,000 during the period ended March 31, 2022, compared to $0 for the same period in 2021. The increase is due to the Stock Purchase Agreement with Marko Radisic and Touchpoint Group Holdings, Inc. and the Intellectual Property License and Royalty Agreement with Touchpoint Group Holdings, Inc.

Cash from financing activities for the period ended March 31, 2022 was $222,422, compared to $445,541 for the same period in 2021. The change was primarily due to a decrease in proceeds from convertible notes of 445,541, and an increase in proceed from sales of common stock of $68,306 and an increase in proceeds from related party of $336,734 and repayments to related party of $182,618. Cash from financing activities for the period ended March 31, 2021 was due to the issuance of convertible notes and notes payable in 2021 of $445,541.

We sustained net income of $3,926,239 for the period ended March 31, 2022. In addition, we had a working capital deficit of $24,309,786 and accumulated deficit of $300,655,534 at March 31, 2022.

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

Actual sales of shares of Common Stock to GHS under the Equity Financing Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Common Stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. For the period ended March 31, 2022, the Company received $68,309 as proceeds from the equity purchase agreement for issuance of 463,303 registered common shares.

In September of 2017 we purchased the assets of RWJ Advanced Marketing, LLC, and then after ECS Prepaid LLC, Electronic Check Services, Inc. and Central States Legal Services, Inc. in 2018. RWJ and ECS have historically generated significant revenues which we do not expect to continue in the future, as the Company divested its investment in ECS Prepaid LLC, Electronic Check Services, Inc. and Central States Legal Services, Inc. on or around September 2019, left only with the acquired assets from RWJ Advanced Marketing, LLC which on September 18, 2020, the Company entered into a Purchase and Sale Agreement with Mr. LightHouse LTD., an Israeli corporation (“MLH”) pursuant to which the Company agreed to sell and assign to MLH, effective July 1, 2020 all the shares, and certain specified liabilities, of Ugopherservices Corp., in consideration of $100,000 to be paid through the delivery of a promissory note payable to the Company (the “Note”), as disclosed in this report. We intend to continue to make investments to support our business growth and we will require additional funds to respond to business challenges, including the need to develop new features and products or enhance our existing products, improve our operating infrastructure or acquire complementary businesses and technologies. Further, we need additional capital to continue operations. Accordingly, we engaged GHS in equity financings to secure additional funds, as disclosed in this report. We expect that we have sufficient capital to maintain operations through the end of 2022. In order to fully implement our business plan, we will need to raise $10,000,000. The Company will need to raise additional capital in the future of which there is no guarantee that the Company will be able to successfully raise such capital on acceptable terms. With the current cash on hand, cash in our attorney’s trust account and additional cash anticipated to be raised in the future, we believe we will have sufficient cash to meet our obligations for the next 12 months. The Company issued 463,303 shares with net proceeds of $68,309 from the Equity Financing Agreement in February 2022.

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

Glen Eagles Acquisition LP

On July 8, 2019, the Company entered a Consulting Agreement with Glen Eagles Acquisition LP (“Glen”) as consultant to provide services in connection with the Company’s acquisition of 25% of GBT Technologies, S.A., a Costa Rican corporation (“GBT-CR”). Consultant will provide analysis, interaction with related professional and other services as requested by the Company to integrate and expand capabilities between GBT-CR and the Company. The Company shall pay Glen $1,000,000 through the issuance of a 6% Convertible Note. At the election of Glen, the Convertible Note can be converted into a maximum of 2,000 shares of Series H Preferred Stock. Each share of Series H Preferred Stock is convertible, at the option of the holder but subject to the Company increasing its authorized shares of common stock, into such number of shares of common stock of the Company as determined by dividing the Stated Value ($500 per share) by the conversion price ($10.00 per share). The Series H Preferred Stock has no liquidation preference, does not pay dividends and the holder of Series H Preferred Stock shall be entitled to one vote for each share of common stock that the Series H Preferred Stock may be convertible into. In addition, the Company entered into an Amendment of a Common Stock Purchase Warrant held by Glen to acquire nine million shares of common stock that had been assigned to Glen by Guardian Patch LLC. Pursuant to the amendment, the Company agreed to provide that the Common Stock Purchase Warrant may be exercised on a cashless basis and provided a beneficial ownership limitation of 4.99%. On or about June 23, 2020, the Company and AltCorp entered into agreements with SURG and Glen Eagles Acquisition LP (“Glen”) into series of agreements regarding the $4,000,000 SURG Note. Glen converted in full its $1,000,000 convertible note that was issued by the Company on July 8, 2019 plus $50,000 of accrued interest, into $1,050,000 of a SURG Note via an assignment of a portion ($1,050,000 of a $4,000,000 face value) of the $4,000,000 SURG Note. In addition, the Company entered into a consulting agreement with Glen for which the Company shall pay to Glen $200,000 via an assignment of a portion ($200,000 of a $4,000,000 face value) of the $4,000,000 SURG Note. Glen in turn converted all its $1,250,000 considerations received into 2,500,000 SURG shares. Per the final settlement agreement with Surge and per allocation of settlement funds agreement, Glen credit balance for the end of 2021 was $662,500 which included $425,000 credit derived from said settlement (which was paid on January 2022), where the open aged credit balance derived from the above, along with cash infusion with Glen as off the date of this report is $412,500.

RWJ Acquisition Note

In connection with the acquisition of RWJ in September 2017, the Company issued a note payable. The note accrues interest at 3.5% per annum, was due on December 31, 2019 and is secured by the assets purchased in the acquisition. The Company contests the validity of the note, as such the note has not been repaid as of December 31, 2010. (See Item 3 – Legal Proceedings). The balance of the note at March 31, 2022 is $2,600,000 plus accrued interest of $420,310.

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

Redstart Holdings Corp.

On September 21, 2021, the Company entered into a Securities Purchase Agreement with Redstart pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 7”) in the aggregate principal amount of $244,500 for a purchase price of $203,750. The Redstart Note No. 7 has a maturity date of December 22, 2022 and the Company has agreed to pay interest on the unpaid principal balance of the Redstart Note No. 7 at the rate of two and a half percent (2.5%) per annum from the date on which the Redstart Note No. 7 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 7, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 7. The transactions described above closed on September 28, 2021. The outstanding principal amount of the Redstart Note No. 7 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 7 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 7), the Redstart Note No. 7 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 7. On or about March 28, 2022 Redstart converted partially the sum of $35,000 of this note into 369,198 common shares of the Company. As of March 31, 2022, the note had an outstanding balance of $209,500 and accrued interest of $3,091.

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

As of March 31, 2022, the note had an outstanding balance of $8,055,398 and accrued interest of $1,664,447.

Sixth Street Lending LLC

On November 8, 2021, the Company entered into a Securities Purchase Agreement with Sixth Street Lending LLC (“Sixth Street”) pursuant to which the Company issued to Sixth Street a Convertible Promissory Note (the “Sixth Street Note”) in the aggregate principal amount of $124,200 for a purchase price of $103,500. The Sixth Street Note has a maturity date of February 8, 2023 and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of six percent (6%) per annum from the date on which the note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment including a prepayment to Sixth Street as set forth in the Sixth Street Note. The outstanding principal amount of the note may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Sixth Street may convert the note into shares of the Company’s common stock at a conversion price equal to 85% of the average of the two lowest trading prices with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Sixth Street Note), the note shall become immediately due and payable and the Company shall pay to Sixth Street, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Sixth Street Note. As of March 31, 2022, the note had an outstanding balance of $124,200 and accrued interest of $2,899.

Stanley Hills LLC Convertible Note Payable

The Company entered into a series of loan agreements with Stanley Hills LLC (“Stanley”) pursuant to which it received more than $1,000,000 in loans (the “Debt”) since May 2019 up to December 2019. On February 26, 2020, in order to induce Stanley to continue to provide funding, the Company and Stanley entered into a letter agreement providing that the current note payable balance due to Stanley in the amount of $1,214,900 may be converted into shares of common stock of the Company at a conversion price equal to 85% multiplied by the lowest one trading price for the common stock during the 20-trading day period ending on the latest complete trading day prior to the conversion date. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. Stanley has agreed to restrict its ability to convert the Debt and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. During the year ended December 31, 2021, Stanley converted $1,231,466 of its convertible note plus interest into 4,420,758 shares of the Company’s common stock, and during the year ended December 31, 2021, Stanley loaned the Company an additional $325,000. Also, during the year ended December 31, 2021, the Company transferred the SURG shares received as repayment of $800,000 of this convertible note (See Note 4) and converted $126,003 of accrued interest into the principal balance. During the year ended December 31, 2021, Gonzalez assigned all his accrued balances of $424,731 to Stanley in a private transaction that the Company is not part to (See Note 5). The balance of the Stanley convertible note payable at March 31, 2022 and December 31, 2020 was $116,605 and $116,605, respectively. The unpaid interest of the Stanley convertible note payable at March 31, 2022 and December 31, 2020 was $11,247 and $8,372, respectively. The Stanley debt was secured via a pledge agreement on the SURG shares.

Stanley Hills LLC Accounts Payable

On January 1, 2021, SURG, AltCorp and Stanley entered into a Mutual Release and Settlement Agreement (“Settlement Agreement”) after Stanley sued SURG. Pursuant to the terms of the Settlement Agreement, SURG agreed to amend the AltCorp Exchange Agreement where SURG acknowledged a debt of $3,300,000 (the “Debt”) to be paid in 33 monthly payments of $100,000 payable in shares of common stock of SURG at a per share price equal the volume weighted average price of Surg’s common stock during the ten (10) trading days immediately preceding the issuance. The Company paid $650,000 in cash and the remaining by shares. The SURG common stock issued to Altcorp have been pledged since August 12, 2020 for the benefit of Stanley to secure Stanley’s note payable by the Company. Accordingly, the SURG Common Stock issued to AltCorp as a result of the Settlement Agreement were pledged to Stanley. As of December 31, 2021 there were no surge shares pledges after the final settlement signed on December 22, 2021 and replaced all prior settlement agreement. As of March 31, 2022, the Company has recorded an outstanding payable balance to Stanley amounted $75,201.

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

Marketable Securities

The Company accounts for marketable securities in accordance with ASC Topic 321, Investments – equity securities. Marketable equity securities are reported at fair value based on quotations available on securities exchanges with any unrealized gain or loss being reported as a component of other income (expense) on the statement of operations. The portion of marketable equity security expected to be sold within twelve months of the balance sheet date is reported as a current asset. These publicly traded equity securities are valued using quoted prices and are included in Level 1.

Inventory

Inventory consists of electronic product ready for sale on Amazon.com. It is stated at the lower of cost or net realizable value and all inventories were returned product from online customers. We value our inventory using the weighted average costing method. Our Company’s policy is to include as a part of inventory any freight incurred to ship the product from our contract vendors to our warehouses. Outbound freights costs related to shipping costs to our customers are considered period costs and reflected in selling, general and administrative expenses. We regularly review inventory and consider forecasts of future demand, market conditions and product obsolescence.

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

Stock Loan Receivable

On January 8, 2019, the Company entered into a Stock Pledge Agreement with Latin American Exchange Latinex Casa de Cambio, S.A., a Costa Rica corporation (“Latinex”), to provide that Latinex may maintain its required regulatory capital as required by various regulators. The Company has pledged 4,005 restricted shares of its common stock valued at $7,610,147 (based on the closing price on the grant date) for a term of three years in consideration of an annual payment of $375,000 paid in quarterly installments of $93,750. In lieu of cash payment, Latinex may pay the Company in virtual currency of WISE Network S.A. valued at a 50% discount of its offering price of $10 per token. In the event that Latinex’s required capital has decreased below $5,000,000, Latinex is permitted to sell the pledged shares of common stock only in an amount to ensure that Latinex can satisfy the required capital levels. The Company must consent to such sale of the shares of common stock, which may not be unreasonably withheld. Upon expiration of the agreement, the remaining shares of common stock shall be returned to the Company free and clear of all liens. The Company has recorded the value of these shares of common stock as a stock loan receivable which is presented as a contra-equity account in the accompanying consolidated balance sheets. At December 31, 2019, the Company wrote off the accrued interest income as Latinex did not perform any payment and the Company has no mean to enforce this payment. Latinex agreed in principle to return the pledged 4,005 restricted shares to the Company for cancellation. The 4,005 restricted shares have not yet been returned to the Company as of March 31, 2022.

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

Reclassification

Certain prior years amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

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

Revenue are recognized under Topic 606 in a manner that reasonably reflects the delivery of its services to customers in return for expected consideration and includes the following elements:

IT Consulting services:

●	executed contracts with the Company’s customers that it believes are legally enforceable;

●	identification of performance obligations in the respective contract;

●	determination of the transaction price for each performance obligation in the respective contract;

●	allocation the transaction price to each performance obligation; and

●	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to each of the Company’s IT revenue category, is summarized below:

●	IT consulting services - revenue is recorded on a monthly basis as services are provided

These five elements, as applied to each of the Company’s license revenue category, is summarized below:

●	License services – the one-time revenue is recorded as other income upon agreement is executed and services are provided.

Amazon sales –

●	Identify the contract(s) with a customer. ASC 606 defines a contract as “an agreement between two or more parties that creates enforceable rights and obligations”. Since this is an e-commerce sale on the Amazon website, the Company just followed the general terms on Amazon website and the customer entered into a contract with the Company based on the product listed on the Amazon website;

●	Identify the performance obligations in the contract. According to the contract, the Company is responsible for operation exclusively. The Company is entitled to all revenue which is being paid by Amazon into a designated bank account and the Company is responsible for all product acquisitions as well as shipments. The only performance obligations were the electronic products that were listed on Amazon website and the Company determined each order is one single obligation;

●	Determine the transaction price. The transaction price set to be the listed price on the Amazon website.;

●	Allocate the transaction price to the performance obligations in the contract.; and

●	Recognize revenue when the Company satisfies a performance obligation. Sales are being recognize upon shipment.

Unearned revenue

Unearned revenue represents the net amount received for the purchase of products that have not seen shipped to the Company’s customers. In 2018, the Company ran pre-sales efforts for its pet tracker product and received prepayments for its product. In addition, during 2018, the Company received $200,000 in connection with an intellectual property license and royalty agreement. The Company has $249,159 and $249,384 of unearned revenue at March 31, 2022 and December 31, 2021, respectively.

Contract liabilities

On February 22, 2022, the Company entered into an Intellectual Property License and Royalty Agreement with Touchpoint Group Holdings, Inc. (“Touchpoint” or “TGHI”) pursuant to which the Company granted TGHI a worldwide license for its technologies for a term of five years in the domains of Internet of Things (IoT) and Artificial Intelligence enabled mobile technologies pertaining to the Company’s digital currency technology (the “Technology”). GBT will charge TGHI earned royalties based on actual uses by TGHI of the Technology resulting from revenue attributable to the use, performance or other exploitation of the Technology, to the extent applicable, after deducting any taxes that the Company may be required to collect, and deducting any international sales, goods and services, value added taxes or similar taxes which the Company is required to pay, if any, excluding deductions for taxes on the Company net income. TGHI agreed to issue the Company 10,000,000 shares of common stock of TGHI in the fair value of $50,000 as an one time fee in consideration of the Company entering this Intellectual Property License and Royalty Agreement, which was booked contract liabilities and amortized over the five-year term. The Company have yet to earn any royalty income in relation to this agreement as of March 31, 2022. The contract liabilities as of March 31, 2022 and December 31, 2021 was $48,944 and $0, respectively.

Variable Interest Entity

On February 18, 2022, the Company, effective March 1, 2022 entered into a Revenue Sharing Agreement (“RSA”) with Mahaser LTD. (“Mahaser”) pursuant to which the Company acquired the opportunity to share in revenues generated by Mahaser with respect to e-commerce sales through the online retail platform in the United States of America. Mahaser owns an e-commerce platform as a store which is the legal, exclusive owner of Ravenholm Electronics. The Company will operate the e-commerce platform and will be entitled to 95% for all revenue generated by and received by Mahaser for the period from March 1, 2022 through December 31, 2022. The RSA provides that the Company will be entitled to appoint a manager to Mahaser. As consideration, the Company will pay Mahaser $100,000 no later than March 1, 2022 and issue Mahaser 1,000,000 shares of the Company’s restricted common stock. The Company shall have no obligations to make any further payments to Mahaser. For any further extensions, the Company will have the option to extend the RSA for annual payment of $200,000, which can be payable with the Company’s shares of common stock payable based on 20 days VWAP prior to issuance. On March 16, 2022 the parties entered into Amendment No. 1 to the to the RSA, where all consideration to be paid or issued to Mahaser will be deferred until such time where the e-commerce platform generated in cumulative revenue of $1,000,000. On March 31, 2022, the parties entered into Amendment No. 2 to the RSA, where Mahaser agreed to pay the Company 100% per year for all revenue generated by and received by seller from the sales by Amazon within the United States of America as follows for the period from March 1, 2022 through December 31, 2022. The Company will be responsible for 100% of the cost of goods sold as well. In addition, the Company is entitled to earn 100% revenues and cost of goods sold of the test run period from February 1, 2022 to February 28, 2022.

The Company evaluated whether it has a variable interest in Mahaser, whether Mahaser is a VIE and whether the Company has a controlling financial interest in Mahaser. The Company concluded that it has variable interests in Mahaser on the basis of GBT has 100% control over the JV/revenue sharing, and as such should consolidate the JV into its books and records as it assigned 100% financial responsibility. Mahaser’s equity at risk, as defined by GAAP, is considered to be insufficient to finance its activities without additional support, and, therefore, Mahaser is considered a VIE.

In order to determine whether the Company has a controlling financial interest in Mahaser and, thus, is Mahaser’s primary beneficiary, the Company considered whether it has i) the power to direct the activities of Mahaser that most significantly impact its economic performance and ii) the obligation to absorb losses of Mahaser that could potentially be significant to it or the right to receive benefits from Mahaser that could potentially be significant to it. The Company concluded that GBT has the sole power to direct the activities of a VIE via the appointment of Manager to the VIE as sole manger and as it control the bank account, as it representative is signatory on the account, as well as sole control over the e-commerce platform and its operations that most significantly impact the VIE’s economic performance.

In addition, the Company’s variable interests in Mahaser obligate the Company to absorb deficits and provide it with the right to receive benefits that could potentially be significant to Mahaser. As a result of this analysis, the Company concluded that it is the primary beneficiary of Mahaser and therefore consolidates the balance sheets, results of operations and cash flows of Mahaser. The Company performs a qualitative assessment of Mahaser on an ongoing basis to determine if it continues to be the primary beneficiary.

The following table summarizes the carrying amount of  the assets and liabilities of Mahaser included in the Company’s consolidated balance sheets (after elimination of intercompany transactions and balances):

	March 31,
Assets of consolidated variable interest entity (“VIE”) included in the consolidated balance sheets above (after elimination of intercompany transactions and balances) consist of:	2022	2021
Current assets:
Cash and cash equivalents	$44,928	$—
Inventory	29,367	—
Total current assets	$74,295	$—

Liabilities of consolidated VIE included in the consolidated balance sheets above (after elimination of intercompany transactions and balances) consist of:
Current liabilities
Due to related party	$154,117	$—

Total current liabilities	$154,117	$—

Statements of operations of consolidated VIE included in the consolidated statements of operations above (after elimination of intercompany transactions and balances) consist of:
Statements of operations
Sales	$—	$—
Cost of goods sold	—	$—
Gross profit	—
General and administrative expenses	12,841
Net loss	$(12,841)	$—

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2022, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S INTERIM REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2022. Based on this assessment, management believes that as of March 31, 2022, our internal control over financial reporting is not effective based on those criteria.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ended March 31, 2022, the Company had the following transactions in its common stock:

●	issued an aggregate of 369,198 for the conversion of convertible note of $35,000; and

●	issued 463,303 registered shares to GHS from Equity Financing Agreement for $68,309 – as working capital, The value of the shares of was determined based on the Equity Financing.

On February 18, 2022, the Company, effective March 1, 2022 entered into a Revenue Sharing Agreement (“RSA”) with Mahaser LTD. (“Mahaser”) pursuant to which the Company acquired the opportunity to share in revenues generated by Mahaser with respect to e-commerce sales through the online retail platform in the United States of America. Mahaser owns an e-commerce platform as a store which is the legal, exclusive owner of Ravenholm Electronics. As partial consideration, the Company issued 1,000,000 shares of common stock to Mahaser.

The Company, through its wholly owned subsidiary, Greenwich International Holdings, a Costa Rica corporation (“Greenwich”), entered into a Master Joint Venture and Territorial License Agreement (the “Tokenize Agreement”) with Magic International Argentina FC, S.L. (“Magic”) and Tokenize which replaced a prior joint venture entered between the parties. The Tokenize Agreement provides that the Company shall contribute 150,000,000 shares of common stock of the Company to Tokenize.

On May 5, 2022, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending LLC, an accredited investor (“DL”) pursuant to which the Company issued to DL a Convertible Promissory Note (the “DL Note”) in the aggregate principal amount of $244,500 for a purchase price of $203,500. The DL Note has a maturity date of August 4, 2023 and the Company has agreed to pay interest on the unpaid principal balance of the DL Note at the rate of six percent (6.0%) per annum from the date on which the DL Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the DL Note, provided it makes a payment including a prepayment to DL as set forth in the DL Note. The transactions described above funded on May 9, 2022.

The outstanding principal amount of the DL Note may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, DL may convert the DL Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the DL Note), the DL Note shall become immediately due and payable and the Company shall pay to DL, in full satisfaction of its obligations hereunder, additional amounts as set forth in the DL Note. In no event shall DL be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by DL and its affiliates would exceed 4.99% of the outstanding shares of the common stock of the Company.

On May 5, 2022, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending LLC, an accredited investor (“DL”), pursuant to which the Company issued to DL a Convertible Promissory Note (the “DL Note”) in the aggregate principal amount of $244,500 for a purchase price of $203,500. The DL Note has a maturity date of August 4, 2023 and the Company has agreed to pay interest on the unpaid principal balance of the DL Note at the rate of six percent (6.0%) per annum from the date on which the DL Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the DL Note at any time from the Issue Date and continuing through 180 days following the Issue Date, provided it makes a payment including a prepayment premium to DL as set forth in the DL Note. The transactions described above funded on May 9, 2022.

The outstanding principal amount of the DL Note may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, DL may convert the DL Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price during the 20-day period immediately preceding the date of conversion. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the DL Note), the DL Note shall become immediately due and payable and the Company shall pay to DL, in full satisfaction of its obligations hereunder, additional amounts as set forth in the DL Note. In no event shall DL be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by DL and its affiliates would exceed 4.99% of the outstanding shares of the common stock of the Company.

Unless the Company shall have first delivered to DL, at least 48 hours prior to the closing of any equity (or debt with an equity component) financing in an amount less than $150,000 (“Future Offering”), written notice describing the proposed Future Offering and providing the Buyer an option during the 48 hour period following delivery of such notice to DL the securities being offered in the Future Offering on the same terms as contemplated by such Future Offering then the Company is restricted from conducting the Future Offering during the period beginning on the Issue Date and ending nine months following the Issue Date.

On April 26, 2022, the Company issued 5,036,697 shares of the Company’s common stock in exchange for $163,559 in cash pursuant to the equity financing agreement between GHS investments LLC and GBT Technologies Inc.

Subsequent to March 31, 2022, there were multiple note holders elected to convert $996,035 principal amount plus $3,386 unpaid interest into 49,672,083 shares of the Company’s common stock.

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

Item 3. Defaults Upon Senior Securities

On or around January 30, 2019, RWJ Advanced Marketing, LLC, Greg Bauer, and Warren Jackson sued the Company and multiple third and related parties in Superior Court of the State of California - County of Los Angeles, General District in connection with the acquisition of UGO in September 2017. The case number is 19STCV03320 (the “Original Lawsuit”). The complaint in the Original Lawsuit alleges breach of contract, among other causes of action. The Company answered the complaint and filed a cross-complaint against the plaintiffs in the case and third parties on or around February 15, 2019. On or about September 10, 2020, the Company through its agent of service was “served” with a complaint (the Company contested service) that was recently filed against the Company and third parties by Robert Warren Jackson and Gregory Bauer in Los Angeles Superior Court Case No.: 20STCV32709 (“Second Lawsuit”). In the Original Lawsuit filed, the court rejected the plaintiff’s claims that they were filing a purported quasi-derivative lawsuit. As such, in this current litigation, the plaintiff is now again claiming the action is a derivative lawsuit. On October 13, 2020, the Second Lawsuit was removed by other defendants into Central District of California (CASE NO. 2:20−cv−09399−RGK−AGR). On February 2, 2021 the Central District of California dismissed the entire Second Lawsuit based on “demand futility”. In the Original lawsuit, the Company filed a cross complaint against the plaintiff and other third parties. Recently, the court has scheduled various hearings and a trial date set for December 27, 2021 which was later continued by the Court to September 28, 2022. It was the Company’s intention to dividend its holdings of its wholly owned subsidiary Ugopherservices Corp. (“UGO”). As UGO is the main dispute in the litigations described above, the Company has elected to sell UGO to a third-party effective July 1, 2020 (See Note 3). On September 17, 2020, the Company terminated Greg Bauer as consultant (resulting from the sale of UGO), which he confirmed in writing. On or about June 14, 2021 the Company stipulated with plaintiff that all third parties will be released and plaintiff may file a new first amendment complaint that will name only the Company. As such, all third parties other than prior transfer agent of the Company have been dismissed from this litigation. We are in default on this note.

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

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On January 28, 2022, the Company entered into a Stock Purchase Agreement with Marko Radisic (the “Seller”) and Touchpoint Group Holdings, Inc. (“TGHI”) pursuant to which the Company acquired 10,000 shares of Series A Convertible Preferred Stock (the “Touchpoint Preferred”) from the Seller in consideration of $125,000. The Touchpoint Preferred is convertible into 10,000,000 shares of common stock of Touchpoint. On February 22, 2022, the Company entered into an Intellectual Property License and Royalty Agreement with Touchpoint Group Holdings, Inc. (“Touchpoint” or “TGHI”) pursuant to which the Company granted TGHI a worldwide license for its technologies for a term of five years in the domains of Internet of Things (IoT) and Artificial Intelligence enabled mobile technologies pertaining to the Company’s digital currency technology (the “Technology”). GBT will charge TGHI earned royalties based on actual uses by TGHI of the Technology resulting from revenue attributable to the use, performance or other exploitation of the Technology, to the extent applicable, after deducting any taxes that the Company may be required to collect, and deducting any international sales, goods and services, value added taxes or similar taxes which the Company is required to pay, if any, excluding deductions for taxes on the Company net income. TGHI agreed to issue the Company 10,000,000 shares of common stock of TGHI in the fair value of $50,000 as an one time fee in consideration of the Company entering this Intellectual Property License and Royalty Agreement, which was booked as other related party income. The Company have yet to earn any royalty income in relation to this agreement as of March 31, 2022.

TGHI converted the Touchpoint Preferred into 10,000,000 shares of common stock of Touchpoint on February 23,2022 resulting in the Company owning 20,000,000 shares of common stock of Touchpoint at this time.

Magic Agreement

The Company, through its wholly owned subsidiary, Greenwich International Holdings, a Costa Rica corporation (“Greenwich”), entered into a Master Joint Venture and Territorial License Agreement (the “Tokenize Agreement”) with Magic Internacional Argentina FC, S.L. (“Magic”) and Tokenize which replaced a prior joint venture entered between the parties.

The purpose of Tokenize is to develop, maintain and support source codes for its proprietary technologies including advanced mobile chip technologies, tracking, radio technologies, AI core engine, electronic design automation, mesh, games, data storage, networking, IT services, business process outsourcing development services, customer service, technical support and quality assurance for business, customizable and dedicated inbound and outbound calls solutions, as well as digital communications processing for enterprises and startups (“Technology Portfolio”), throughout the world, which Technology Portfolio was previously licensed to the Company for the State of California.

The Tokenize Agreement provides that the Company shall contribute 150,000,000 shares of common stock of the Company (“GBT Shares”) to Tokenize. Sergio Fridman is the manager of Magic and the beneficial owner of all outstanding securities of Magic. Magic will contribute cash of $250,000 into Tokenize in consideration of a promissory note and agreed to further fund Tokenize with all funds reasonably needed for implementation of the business purposes as described in the Tokenize Agreement. The GBT Shares will not be transferable for a period of five years.

Magic and the Company each own 50% of the outstanding shares of common stock of Tokenize. The Company pledged its 50% ownership in Tokenize and its 100% ownership of Greenwich (the “Pledged Securities”) to Magic for providing that Magic may take possession of such Pledged Securities in the event the Company executes, delivers and performs any future agreement or document or judgement resulting in the creation of any lien, pledge, mortgage, claim, charge or encumbrance upon any assets of the Company. The Company shall appoint two directors and Magic shall appoint one director of Tokenize.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

No.	Description
3.1	Certificate of Incorporation of Forex International Trading Corp. (1)
3.2	Bylaws of Forex International Trading Corp. (1)
3.3	Certificate of Designation for Series A Preferred Stock (2)
3.4	Certificate of Designation for Series B Preferred Stock (3)
3.5	Certificate of Designation – Series C Preferred Stock (4)
3.6	Amendment to the Certificate of Designation for the Series B Preferred Stock (5)
3.7	Amendment to the Certificate of Designation for the Series C Preferred Stock(5)
3.8	Certificate of Change filed pursuant to NRS 78.209 (6)
3.9	Articles of Merger filed pursuant to NRS 92.A.200 (6)
3.10	Certificate of Amendment to the Articles of Incorporation of Gopher Protocol Inc. (8)
3.11	Certificate of Change dated July 10, 2019 (23)
3.12	Articles of Merger by and between Gopher Protocol Inc. and GBT Technologies Inc. dated July 10, 2019(23)
3.13	Certificate of Correction to the Certificate of Change (24)
3.14	Certificate of Correction to the Articles of Merger by and between Gopher Protocol Inc. and GBT Technologies Inc. dated July 10, 2019 (24)
3.15	Certificate of Amendment to the Articles of Incorporation of GBT Technologies Inc. dated September 23, 2019(26)
3.16	Certificate of Designation for Series B Preferred Stock (7)
3.17	Certificate of Designation of the Preferences, Rights and Limitations of the Series G Convertible Preferred Stock (15)
3.18	Series H Convertible Preferred Stock Certificate of Designation (21)
4.1	Form of Warrant issued to Robert Warren Jackson, Gregory Bauer, Michael Murray and Guardian Patch, LLC dated September 1, 2017 (14)
4.2	Balloon Note payable by Gopher Protocol Inc. to RWJ Advanced Marketing, LLC dated September 1, 2017 (14)
4.3	Form of Warrant issued to Derron Winfrey, Dennis Winfrey, Mark Garner and JIL Venture dated March 1, 2018 (16)
4.4	Note payable by Gopher Protocol Inc. to ECS, LLC dated March 1, 2018 (16)
4.5	Stock Option issued to Kevin Pickard dated April 16, 2018 (17)
4.6	Stock Option issued to Muhammad Khilji dated April 25, 2018 (18)
4.7	6% Convertible Note payable to Pablo Gonzalez dated June 17, 2019 (21)
4.8	Convertible Note payable to Glen Eagles Acquisition LP (22)
4.9	Amendment to Common Stock Purchase Warrant between Gopher Protocol Inc. and Glen Eagles Acquisition LP (22)
4.10	Second Amendment to Promissory Note between GBT Technologies Inc. and Ilaid Research and Trading LP dated July 20, 2020 (29)
4.11	Convertible Promissory Note August 4, 2020 issued to Redstart Holdings Corp. (30)
4.12	Fourth Amendment to Promissory Note between GBT Technologies Inc. and Iliad Research and Trading, L.P. dated May 14, 2020 – Executed May 19, 2021(31)
4.13	Convertible Promissory Note May 26, 2021 issued to Redstart Holdings Corp. – Executed on May 27, 2021 (32)

4.14	Fifth Amendment to Promissory Note between GBT Technologies Inc. and Iliad Research and Trading LP dated August 19, 2021 executed August 20, 2021 (33)
4.15	Convertible Promissory Note September 21, 2021 issued to Redstart Holdings Corp. – Executed on September 24, 2021, and Funded on September 28, 2021 (34)
4.16	Amended Loan Authorization and Agreement between GBT Technologies Inc. and U.S. Small Business Administration dated October 1, 2021 (35)
4.17	Convertible Promissory Note dated November 8, 2021 issued to Sixth Street Lending LLC (36)
4.18	Description of Securities (40)
4.19	Convertible Promissory Note dated May 4, 2022 issued to 1800 Diagonal Lending LLC (42)
10.1	Territorial License Agreement dated March 4, 2015, by and between Gopher Protocol Inc. and Hermes Roll LLC (7)
10.2	Amended and Restated Territorial License Agreement dated June 16, 2015 by and between Gopher Protocol Inc. and Hermes Roll LLC (9)
10.3	Letter Agreement dated August 20, 2015 by and between Gopher Protocol Inc. and Dr. Danny Rittman (10)
10.4	Letter Agreement dated March 14, 2016 by and between Gopher Protocol Inc. and Dr. Danny Rittman. (11)
10.5	Amended and Restated Employment Agreement by and between Gopher Protocol Inc. and Dr. Danny Rittman dated April 19, 2016 (12)
10.6	Letter Agreement between the Company and Danny Rittman dated June 29, 2017 (13)
10.7	Asset Purchase Agreement between Gopher Protocol Inc. and RWJ Advanced Marketing, LLC dated September 1, 2017 (14)
10.8	Addendum to Asset Purchase Agreement between Gopher Protocol Inc. and RWJ Advanced Marketing, LLC dated September 1, 2017 (14)
10.9	Employment Agreement between Gopher Protocol Inc. and Gregory Bauer dated September 1, 2017 (14)
10.10	Asset Purchase Agreement between Gopher Protocol Inc. and ECS Prepaid LLC dated March 1, 2018 (16)
10.11	Employment Agreement between Gopher Protocol Inc. and Derron Winfrey dated March 1, 2018(16)
10.12	Employment Agreement between Gopher Protocol Inc. and Mark Garner dated March 1, 2018(16)
10.13	Agreement between Gopher Protocol Inc. and Mobiquity Technologies, Inc. dated September 4, 2018 (19)
10.14	Exclusive Intellectual Property License and Royalty Agreement between Gopher Protocol Inc. and GBT Technologies, S.A. dated September 14, 2018 (20)
10.15	Letter Agreement between Gopher Protocol Inc. and Dr. Danny Rittman dated September 14, 2018 (20)
10.16	Exchange Agreement entered into between Gopher Protocol Inc., Altcorp Trading LLC, GBT Technologies, S.A., a Costa Rica company and Pablo Gonzalez dated June 17, 2019 (21)
10.17	Consulting Agreement entered into between Gopher Protocol Inc. and Glen Eagles Acquisition LP (22)
10.18	Letter Agreement between Mobiquity Technologies, Inc. and GBT Technologies Inc. executed August 2, 2019 Delivered August 6, 2019 (39)
10.19	Stock Purchase Agreement between Mobiquity Technologies, Inc. and GBT Technologies Inc. Dated September 10, 2019 (25)
10.20	Stock Purchase Agreement between Marital Trust GST Subject U/W/O Leopold Salkind and GBT Technologies Inc. dated September 10, 2019 (25)
10.21	Letter Agreement between GBT Technologies Inc. and Stanley Hills LLC dated February 26, 2020 (27)
10.22	Amendment to Promissory Note between GBT Technologies Inc. and Iliad Research and Trading, L.P. dated February 27, 2020 (27)
10.23	Order dated February 27, 2020 issued by the United States District Court District of Nevada (27)
10.24	Joint Venture and Territorial License Agreement by and between GBT Technologies Inc. and Tokenize-It S.A. dated March 6, 2020 (28)
10.25	Consulting Agreement by and between Pablo Gonzalez and GBT Tokenize Corp. dated March 6, 2020 (28)
10.26	Pledge Agreement by and between GBT Tokenize Corp. and Tokenize-It S.A., dated March 6, 2020 (28)
10.27	Securities Purchase Agreement dated August 4, 2020 between GBT Technologies Inc. and Redstart Holdings Corp. (30)
10.28	Securities Purchase Agreement dated November 8, 2021 between GBT Technologies Inc. and Sixth Street Lending LLC (36)

10.29	Equity Financing Agreement between GBT Technologies Inc. and GHS Investments LLC dated December 17, 2021 (37)
10.30	Registration Rights Agreement between GBT Technologies Inc. and GHS Investments LLC dated December 17, 2021 (37)
10.31	Resolution of Purchase, Mutual Release and Settlement Agreement by and among GBT Technologies Inc. and Parties Listed Therein December 22, 2021(38)
10.33	Form of Claim Purchase Agreement dated April 12, 2022 (41)
10.34	Finders Fee Agreement between JH Darbie & Co. and GBT Technologies Inc. dated October 14, 2021 (39)
10.35	Master Joint Venture and Territorial License Agreement by and between GBT Technologies Inc. and Magic International Argentina FC SL (41)
10.36	Pledge Agreement by and between GBT Tokenize Corp and Magic International Argentina FC SL (41)
10.37	Securities Purchase Agreement dated May 4, 2022 between GBT Technologies Inc. and 1800 Diagnol Lending LLC (42)
31.1	Certification of Chief Executive Officer (Principal Executive and Financial Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer (Principal Executive and Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 9, 2009.
(2)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 6, 2011
(3)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 14, 2012
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 27, 2012.
(5)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 20, 2012.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 18, 2015
(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 12, 2015
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 1, 2015
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 16, 2015
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 21, 2015
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2016
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2016
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 30, 2017
(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 7, 2017
(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2018

(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 21, 2018
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 18, 2018
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 26, 2018.
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 9, 2018.
(20)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 18, 2018.
(21)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on June 19, 2019.
(22)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on July 12, 2019.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 15, 2019.
(24)	Incorporated by reference to the Form -8-K Current Report filed with the Securities and Exchange Commission on August 5, 2019.
(39)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 7, 2019.
(25)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 16, 2019.
(26)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 25, 2019.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 2, 2020.
(28)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 11, 2020.
(29)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 24, 2020.
(30)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 10, 2020.
(31)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 21, 2021.
(32)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 1, 2021.
(33)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 23, 2021.
(34)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 29, 2021.
(35)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 6, 2021.
(36)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 11, 2021
(37)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 20, 2021
(38)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 28, 2021
(39)	Incorporated by reference to the Form S-1 Registration Statement filed with the Securities and Exchange Commission on January 12, 2022
(40)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on March 25, 2022
(41)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 18, 2022
(42)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 10, 2022

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

GBT TECHNOLOGIES INC.
(Registrant)

Date: May 23 2022	By:	/s/ Mansour Khatib
Mansour Khatib
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)