Form 10-Q
period 2022-06-30
GBT Technologies Inc.
filed 2022-08-10
CIK 1471781

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.00001 par value	1,127,741,469 Common Shares
(Class)	(Outstanding at August 10, 2022)

GBT TECHNOLOGIES INC.

Item 1: Condensed consolidated financial statements

GBT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	June 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Current Assets:
Cash	$74,110	$155,106
Restricted cash	390,326	—
Cash held in trust	—	112,942
Inventory	17,053	—
Note receivable	102,164	—
Other receivable	—	3,750,000
Other current assets	43,872
Marketable securities	87,164	—
Total current assets	714,689	4,018,048

Total assets	$714,689	$4,018,048

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses (including related parties of $856,904 and $2,309,255)	$5,448,950	$6,896,263
Accrued settlement	4,090,057	4,090,057
Unearned revenue	249,159	249,384
Contract liabilities	46,444	—
Convertible notes payable, current, net of discount	6,728,729	8,109,436
Convertible notes payable, Stanley Hills LLC, net of discount	116,605	116,605
Notes payable, current	2,635,256	2,612,397
Notes payable, Alpha	140,000	140,000
Due to related party	17,137	—
Derivative liability	5,612,746	10,192,485
Total current liabilities	25,085,083	32,406,629

Noncurrent Liabilities:
Convertible note payable, noncurrent, net of discount	37,271	35,797
Note payable, noncurrent	314,744	337,603
Total noncurrent liabilities	352,015	373,400

Total liabilities	25,437,098	32,780,029

Stockholders' Deficit:
45,000 shares issued and outstanding, Series B Preferred stock, $0.00001 par value; 20,000,000 shares authorized;	—	—
700 shares issued and outstanding, Series C Preferred stock, $0.00001 par value; 10,000 shares authorized;	—	—
0 shares issued and outstanding, Series D Preferred stock, $0.00001 par value; 100,000 shares authorized;	—	—
0 shares issued and outstanding, Series G Preferred stock, $0.00001 par value; 2,000,000 shares authorized;	—	—
20,000 shares issued and outstanding, Series H Preferred stock, $0.00001 par value ($500.00 stated value); 40,000 shares authorized;	—	—
Common stock, $0.00001 par value; 2,000,000,000 shares authorized; 977,741,469 and 5,133,489 shares issued and outstanding, at June 30, 2022 and December 31, 2021	9,778	332
Treasury stock, at cost; 21 shares at June 30, 2022 and December 31, 2021	(643,059)	(643,059)
Stock loan receivable	(7,610,147)	(7,610,147)
Additional paid in capital	287,617,690	284,072,666
Accumulated deficit	(304,096,671)	(304,581,773)
Total stockholders' deficit	(24,722,409)	(28,761,981)
Total liabilities and stockholders' deficit	$714,689	$4,018,048

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales	$344,981	$—	$569,951	$—
Sales - related party	—	45,000	45,000	90,000
Cost of goods sold	179,471	—	388,458	—
Gross profit	165,510	45,000	226,493	90,000

Operating expenses:
General and administrative	241,869	559,910	371,252	1,208,257
Marketing	92,168	140,303	433,300	332,214
Professional	592,305	—	1,128,192	—
Impairment of assets	—	15,400,000	—	15,400,000
Total operating expenses	926,342	16,100,213	1,932,744	16,940,471

Loss from operations	(760,832)	(16,055,213)	(1,706,251)	(16,850,471)

Other income (expense):
Amortization of debt discount	(239,394)	(145,297)	(307,879)	(466,637)
Change in fair value of derivative liability	(2,088,840)	3,649,274	3,150,739	(793,186)
Interest expense and financing costs	(233,900)	(304,939)	(469,393)	(1,147,490)
Unrealized (loss) on marketable equity security	—	(726,000)	—	—
Realized gain on marketable equity security	—	11,000	—	11,000
Loss on debt modification	—	(13,777,480)	—	(13,777,480)
Gain on SURGE settlement	—	300,000	—	—
Gain on Bad Debt	50,000	—	50,000	—
Change in fair value of marketable securities	(175,000)	—	(240,000)	—
Other income - related party licensing income	6,828	—	7,885	600,000
Total other income (expense)	(2,680,306)	(10,993,442)	2,191,352	(15,573,793)
Gain (Loss) before income taxes	(3,441,137)	(27,048,655)	485,102	(32,424,264)
Income tax expense	—	—	—	—

Gain (Loss) from continuing operations	(3,441,137)	(27,048,655)	485,102	(32,424,264)
Net (loss) Income	$(3,441,137)	$(27,048,655)	$485,102	$(32,424,264)

Weighted average common shares outstanding:
Basic	354,196,118	759,525,411	354,381,392	581,344,884
Diluted	4,526,076,373	759,525,411	4,526,261,647	581,344,884
Net loss per share (basic and diluted):
Basic	$(0.01)	$(0.04)	$0.00	$(0.06)
Diluted	(0.00)	(0.04)	0.00	(0.06)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(unaudited)

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series H Convertible Preferred Stock		Common Stock		Treasury Stock		Stock Loan	Additional Paid-in	Accumulated	Total Stockholders' Equity/
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	(Deficit)
Balance, December 31, 2021	45,000	$—	700	$—	20,000	$—	33,200,198	$332	$1,040	$(643,059)	$(7,610,147)	$284,072,666	$(304,581,773)	$(28,761,981)

Common stock issued for conversion of convertible debt and accrued interest	—	—	—	—	—	—	369,198	4	—	—	—	34,996	—	35,000
Fair value of beneficial conversion feature of converted	—	—	—	—	—	—	—	—	—	—	—	49,504	—	49,504
Common stock issued for cash	—	—	—	—	—	—	463,303	4	—	—	—	68,304	—	68,308
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	3,926,239	3,926,239

Balance, March 31, 2022	45,000	$—	700	$—	20,000	$—	34,032,699	$340	$1,040	$(643,059)	$(7,610,147)	$284,225,470	$(300,655,534)	$(24,682,930)

Common stock issued for conversions	—	—	—	—	—	—	288,672,073	2,887	—	—	—	1,663,973	—	1,666,861
Fair value of derivative liability due to conversions	—	—	—	—	—	—	—	—	—	—	—	1,571,238	—	1,571,238
Common stock issued for cash	—	—	—	—	—	—	5,036,697	50	—	—	—	163,508	—	163,559
Common stock issued for JV - Tokenize	—	—	—	—	—	—	150,000,000	1,500	—	—	—	(1,500)	—	—
Common stock issued for JV - Meta	—	—	—	—	—	—	500,000,000	5,000	—	—	—	(5,000)	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(3,441,137)	(3,441,137)

Balance, June 30, 2022	45,000	$—	700	$—	20,000	$—	977,741,469	$9,777	$1,040	$(643,059)	$(7,610,147)	$287,617,690	$(304,096,671)	$(24,722,409)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(unaudited)

Balance, December 31, 2020	45,000	$—	700	$—	20,000	$—	5,133,489	$51	$2,080	$(1,286,118)	$(15,220,294)	$251,046,191	$(270,651,339)	$(27,858,303)

Common stock issued for conversion of convertible debt and accrued interest	—	—	—	—	—	—	4,483,717	45	—	—	—	3,122,803	—	3,122,848
Common stock issued for services	—	—	—	—	—	—	245,000	2	—	—	—	281,748	—	281,750
Fair value of beneficial conversion feature of converted	—	—	—	—	—	—	—	—	—	—	—	9,207,107	—	9,207,107
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(5,375,609)	(5,375,609)

Balance, March 31, 2021	45,000	—	700	—	20,000	—	9,862,206	98	2,080	(1,286,118)	(15,220,294)	263,657,849	(276,026,948)	(20,622,207)

Common stock issued for conversion of convertible debt and accrued interest	—	—	—	—	—	—	720,311	7	—	—	—	592,698	—	592,705
Common stock issued for joint venture	—	—	—	—	—	—	14,000,000	140	—	—	—	15,399,860	—	15,400,000
Fair value of beneficial conversion feature of converted	—	—	—	—	—	—	—	—	—	—	—	522,349	—	522,349
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(27,048,655)	(27,048,655)

Balance, June 30, 2021	45,000	$—	700	$—	20,000	$—	24,582,517	$245	$2,080	$(1,286,118)	$(15,220,294)	$280,172,756	$(303,075,603)	$(31,155,808)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities:
Net income (loss)	$485,102	$(32,424,264)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discount	307,879	466,637
Change in fair value of derivative liability	(3,150,739)	793,186
Excess of debt discount and financing costs	—	588,920
Shares issued for services	—	281,750
Loss on modification of debt	—	13,777,480
Impairment loss	—	15,400,000
Realized (gain) loss on market equity security	—	(11,000)
Payment of other income with marketable securities	—	(600,000)
Change in fair value of market equity security	240,000	—
Changes in operating assets and liabilities:
Other receivable	3,747,836	—
Inventory	(60,925)	—
Unearned revenue	(225)	—
Contract liabilities	(3,556)	—
Accounts payable and accrued expenses	(1,330,044)	780,829
Net cash provided by (used in) operating activities	235,328	(946,462)

Cash Flows From Investing Activities:
Investment to GTX	(150,000)	—
Investment to TGHI	(125,000)	—
Net cash used in investing activities	(275,000)	—

Cash Flows From Financing Activities:
Issuance of convertible notes	200,000	851,884
Issuance of note receivable	(100,000)	—
Proceeds from sales of common stock	231,865	—
Repayments to related party	(558,379)	—
Proceeds from related party	575,516	—
Net cash provided by financing activities	349,002	851,884

Net increase (decrease) in cash	309,330	(94,578)

Cash, beginning of period	155,106	113,034

Cash, end of period	$464,436	$18,456

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

Supplemental non-cash investing and financing activities
Debt discount related to convertible debt	$191,741	$396,600
Reduction in derivative liability due to conversion	$1,620,742	$9,729,456
Shares issued for conversion of convertible debt	$1,701,864	$3,715,553
Equity Method Investment	$—	$424,731
Share issuance for JV Metaverse	5,000	—
Share issuance for JV Tokenize	$1,500	$—

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022 and 2021 (Unaudited)

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

GBT Technologies Inc. (the “Company”, “GBT”, or “GTCH”) was incorporated on July 22, 2009 under the laws of the State of Nevada. The Company targets growing markets such as development of Internet of Things (IoT) and Artificial Intelligence (AI) enabled networking and tracking technologies, including wireless mesh network technology platform and fixed solutions, development of an intelligent human body vitals device, asset-tracking IoT, and wireless mesh networks. The Company derived revenues from (i) the provision of IT consulting services; and (ii) from selling electronic products through e-commerce platforms like Amazon and eBay for the three and six months ended June 30, 2022.

On February 18, 2022, the Company, effective March 1, 2022 entered into a Revenue Sharing Agreement (“RSA”) with Mahaser LTD. (“Mahaser”) pursuant to which the Company shares revenues generated by Mahaser with respect to e-commerce sales through the online retail platform in the United States of America.

The unaudited condensed consolidated financial statements are prepared by the Company, pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America were omitted pursuant to such rules and regulations. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results expected for the year ending December 31, 2022.

Basis of Presentation

The accompanying CFS were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022 and 2021 (Unaudited)

Stock Splits

On October 26, 2021, the Company effectuated a 1 for 50 reverse stock split. The share and per share information were retroactively restated to reflect this reverse stock split.

Going Concern

The accompanying CFS were prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $304,096,671 and a working capital deficit of $24,370,394 as of June 30, 2022, which raises substantial doubt about its ability to continue as a going concern.

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

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of CFS in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates in the accompanying financial statements include leases, valuation of derivatives and valuation allowance on deferred tax assets.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries; the Company’s 50% owned subsidiaries GBT BitSpeed Corp. and GBT Tokenize Corp; the Company’s 50% owned subsidiary, Gopher Protocol Costa Rica Sociedad De Responsabilidad Limitada (currently inactive  ), a wholly owned subsidiary, AltCorp Trading LLC, a Costa Rica company (“AltCorp”), Greenwich International Holdings, a Costa Rica corporation (“Greenwich”) and Mahaser Ltd., a variable interest entity. All significant intercompany transactions and balances were eliminated in consolidation.

For entities determined to be VIEs, an evaluation is required to determine whether the Company is the primary beneficiary. The Company evaluates its economic interests in the entity specifically determining if the Company has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance (“the power”) and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE (“the benefits”). When making the determination whether the benefits received from an entity are significant, the Company considers the total economics of the entity, and analyzes whether the Company’s share of the economics is significant. The Company utilizes qualitative factors, and, where applicable, quantitative factors, while performing the analysis.

In addition, the Company’s variable interests in Mahaser obligate the Company to absorb deficits and provide it with the right to receive benefits that could potentially be significant to Mahaser. As a result of this analysis, the Company concluded it is the primary beneficiary of Mahaser and therefore consolidates the balance sheets, results of operations and cash flows of Mahaser. The Company performs a qualitative assessment of Mahaser on an ongoing basis to determine if it continues to be the primary beneficiary.

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022 and 2021 (Unaudited)

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly-liquid debt instruments with original maturities of three months or less. As of June 30, 2022 and December 31, 2021, the Company did not have any cash equivalents.

Restricted Cash

Restricted cash represents $375,000 as part of the SURG settlements proceeds that need to stay in escrow and $15,326 restricted cash that the court on January 28, 2022 awarded the Company with injunction against RWJ defendants, where all funds generating from resale should be deposited into GBT blocked account, and therefore RWJ defendants cannot use these funds without court order, neither the Company.

Cash Held in Trust

Cash held in trust consists of proceeds from the sale of investments. The proceeds less the payment of certain expenses are being held in AltCorp’s (the Company’s wholly owned subsidiary) attorney trust account. (See Note 5). The cash held in trust is readily available and there are no restrictions as of June 30, 2022.

Investment Securities

The Company accounts for investment securities in accordance with ASC Topic 321, Investments – equity securities. Marketable equity securities are reported at fair value based on quotations available on securities exchanges with any unrealized gain or loss being reported as a component of other income (expense) on the statement of operations. The portion of marketable equity security expected to be sold within 12 months of the balance sheet date is reported as a current asset. These publicly traded equity securities are valued using quoted prices and are included in Level 1.

Inventory

Inventory consists of electronic product ready for sale on Amazon.com. It is stated at the lower of cost or net realizable value and all inventories were returned product from online customers. We value our inventory using the weighted average costing method. Our Company’s policy is to include as a part of inventory any freight incurred to ship the product from our contract vendors to our warehouses. Outbound freight costs to our customers are considered period costs and reflected in selling, general and administrative expenses. We regularly review inventory and consider forecasts of future demand, market conditions and product obsolescence.

Note Receivable

On September 18, 2020, the Company entered into a Purchase and Sale Agreement with Mr. LightHouse LTD., an Israeli corporation (“MLH”) pursuant to which the Company agreed to sell and assign to MLH, effective July 1, 2020 all the shares, and certain specified liabilities, of Ugopherservices Corp. (“UGO”), a wholly owned subsidiary of the Company, in consideration of $100,000 to be paid through the delivery of a promissory note payable to the Company (the “Note”), upon the terms and subject to the limitations and conditions set forth in the Note. At December 31, 2020, the Company determined this note was not collectible and took an impairment charge of $100,000. During July 2021, MLH effected a $50,000 payment on the Note. During April 2022, MLH effected a second payment for additional $50,000 on the Note exhausting the Note balance.

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022 and 2021 (Unaudited)

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if they contain derivatives or have contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its “FV” and is then re-valued at each reporting date, with changes in the FV reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of June 30, 2022 and December 31, 2021 (audited), the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their FVs due to their short maturities.

FASB ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the FV of financial instruments held by the Company. FASB ASC Topic 825, Financial Instruments, defines fair value, and establishes a three-level valuation hierarchy for disclosures of FV measurement that enhances disclosure requirements for FV measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their FV because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology us one or more unobservable inputs which are significant to the FV measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic 480, Distinguishing Liabilities from Equity, and FASB ASC Topic 815, Derivatives and Hedging.

For certain financial instruments, the carrying amounts reported in the balance sheets for cash and current liabilities, including convertible notes payable, each qualify as a financial instrument, and are a reasonable estimate of their FVs because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

The Company uses Level 2 inputs for its valuation methodology for derivative liabilities as their FVs were determined using the Black-Scholes-Merton pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to FV of derivatives.

At June 30, 2022 and December 31, 2021, the Company identified the following assets and liabilities that are required to be presented on the balance sheet at FV:

Description	Fair Value As of June 30, 2022	Fair Value Measurements at June 30, 2022 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$5,612,746	$—	$5,612,746	$—
Marketable securities	$87,164	$87,164	$—	$—

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022 and 2021 (Unaudited)

Description	Fair Value As of December 31, 2021	Fair Value Measurements at December 31, 2021 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$10,192,485	$—	$10,192,485	$—

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

Revenues are recognized under Topic 606 in a manner that reasonably reflects the delivery of its services to customers in return for expected consideration and includes the following elements:

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

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022 and 2021 (Unaudited)

e-commerce sales –

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

Unearned revenue

Unearned revenue represents the net amount received for the purchase of products that have not seen shipped to the Company’s customers. On November 12, 2020 the Company filed a complaint in the United States District Court – District of Nevada - Case 2:20-cv-02078 against RWJ Advanced Marketing, LLC, Greg Bauer, and Warren Jackson and against W.L. Petrey Wholesale Company Inc (the “RWJ Defendants”) for fraud, breach of contract, Unjust Enrichment and other claims. On January 28, 2022, the court awarded the Company with an injunction against RWJ Defendants, where all fee funds generating from resale should be deposited into a GBT blocked account and, therefore, RWJ Defendants cannot use these funds without court order. $15,326 been credited as unearned revenue until the court’s final decision. The Company has $249,159 and $249,384 of unearned revenue at June 30, 2022 and December 31, 2021 (audited), respectively.

Contract liabilities

On February 22, 2022, the Company entered into an Intellectual Property License and Royalty Agreement with Touchpoint Group Holdings, Inc. (“Touchpoint” or “TGHI”) pursuant to which the Company granted TGHI a worldwide license for its technologies for five years in the domains of Internet of Things (IoT) and Artificial Intelligence enabled mobile technologies pertaining to the Company’s digital currency technology (the “Technology”). GBT will charge TGHI royalties based on actual uses by TGHI of the Technology resulting from revenue attributable to the use, performance or other exploitation of the Technology, to the extent applicable, after deducting any taxes that the Company may be required to collect, and deducting any international sales, goods and services, value added taxes or similar taxes which the Company is required to pay, if any, excluding deductions for taxes on the Company net income. TGHI agreed to issue the Company 10,000,000 shares of common stock of TGHI   in the FV of $50,000 as a onetime fee in consideration of the Company entering this Intellectual Property License and Royalty Agreement, which was booked contract liabilities and amortized over the five-year term. The Company has yet to earn any royalty income in relation to this agreement as of June 30, 2022. The contract liabilities as of June 30, 2022 and December 31, 2021 (audited) was $46,444 and $0, respectively.

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022 and 2021 (Unaudited)

Variable Interest Entity

On February 18, 2022, the Company, effective March 1, 2022 entered into a Revenue Sharing Agreement (“RSA”) with Mahaser LTD. (“Mahaser”) pursuant to which the Company shares in revenues generated by Mahaser e-commerce sales through the online retail platform in the United States of America. Mahaser owns an e-commerce platform as a store which is the legal, exclusive owner of Ravenholm Electronics. The Company will operate the e-commerce platform and will be entitled to 95% for all revenue generated by and received by Mahaser for the period from March 1, 2022 through December 31, 2022. The RSA provides that the Company will be entitled to appoint a manager to Mahaser. As consideration, the Company will pay Mahaser $100,000 no later than March 1, 2022 and issue Mahaser 1,000,000 shares of the Company’s restricted common stock. The Company shall have no obligations to make any further payments to Mahaser. For any further extensions, the Company will have the option to extend the RSA for annual payment of $200,000, which can be payable with the Company’s shares of common stock payable based on 20 days VWAP prior to issuance. On March 16, 2022 the parties entered into Amendment No. 1 to the to the RSA, where all consideration to be paid or issued to Mahaser will be deferred until such time where the e-commerce platform generated in cumulative revenue of $1,000,000. On March 31, 2022, the parties entered into Amendment No. 2 to the RSA, where Mahaser agreed to pay the Company 100% per year for all revenue generated by and received by seller from the sales by Amazon within the United States of America as follows for the period from March 1, 2022 through December 31, 2022. The Company will be responsible for 100% of the cost of goods sold as well. In addition, the Company is entitled to earn 100% revenues and cost of goods sold of the test run period from February 1, 2022 to February 28, 2022.

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

The following table summarizes the carrying amount of the assets and liabilities of Mahaser included in the Company’s consolidated balance sheets (after elimination of intercompany transactions and balances):

June 30,
Assets of consolidated variable interest entity (“VIE”) included in the consolidated balance sheets above (after elimination of intercompany transactions and balances) consist of:	2022
Current assets:
Cash and cash equivalents	$8,899
Inventory	17,053
Total current assets	$25,951

Liabilities of consolidated VIE included in the consolidated balance sheets above (after elimination of intercompany transactions and balances) consist of:
Current liabilities
Due to related party	$10,238

Total current liabilities	$10,238

Statements of operations of consolidated VIE included in the consolidated statements of operations above (after elimination of intercompany transactions and balances) consist of:
Statements of operations
Sales	$569,951
Cost of goods sold	388,458
Gross profit	181,493
General and administrative expenses	145,305
Net loss	$36,188

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022 and 2021 (Unaudited)

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

Basic and Diluted Earnings Per Share

Earnings (loss) per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS assumes that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the three and six months.

	June 30, 2022	December 31, 2021
Series B preferred stock	45,000	45,000
Series C preferred stock	700	700
Series H preferred stock	20,000	20,000
Warrants	388,870	392,870
Convertible notes	4,170,491,847	83,722,340
Total	4,171,946,417	84,180,910

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022 and 2021 (Unaudited)

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes which amends ASC 740 Income Taxes (ASC 740). This update is intended to simplify accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and amending existing guidance to improve consistent application of ASC 740. This update is effective for fiscal years beginning after December 15, 2021. The guidance in this update has various elements, some of which are applied on a prospective basis and others on a retrospective basis with earlier application permitted. The Company have adopted this ASU on the CFS in the quarter ended March 31, 2022. The adoption had no material impact on the CFS in the period ended June 30, 2022.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of a SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted this ASU on the CFS in the quarter ended March 31, 2022. The adoption had no material impact on the CFS in the periods ended June 30, 2022 and March 31, 2022.

On April 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” (“ASU 2021-04”) to clarify the accounting by issuers for modifications or exchanges of equity-classified warrants. The new ASU is available here and effective for all entities in fiscal years starting after December 15, 2021. Early adoption is permitted. The Company has adopted this ASU on the CFS in the quarter ended March 31, 2022. The adoption had no material impact on the CFS in the periods ended June 30, 2022 and March 31, 2022.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying consolidated financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022 and 2021 (Unaudited)

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

Restricted cash represents $375,000 as part of the SURG settlement proceeds that need to stay in escrow and $15,326 restricted cash that the court on January 28, 2022 awarded the Company with an injunction against RWJ Defendants, where all fee funds generating from resale should be deposited into a GBT blocked account and, therefore, RWJ Defendants cannot use these funds without court order.

As   of June 30, 2022 and December 31, 2021 (audited), the Company held cash in the amount of $74,110 and $155,106, respectively.

As of June 30, 2022 and December 31, 2021 (audited), the Company held restricted cash in the amount of $390,326 and $0, respectively.

As of June 30, 2022 and December 31, 2021 (audited), the Company held cash in the trust account of $0 and $112,942, respectively. The cash in the trust account do not have any restrictions.

Note 4 – Marketable Securities

TGHI Agreement

On January 28, 2022, the Company entered into a Stock Purchase Agreement with Marko Radisic (the “Seller”) and Touchpoint Group Holdings, Inc. (“TGHI”) pursuant to which the Company acquired 10,000 shares of Series A Convertible Preferred Stock (the “Touchpoint Preferred”) from the Seller for $125,000. The Touchpoint Preferred is convertible into 10,000,000 shares of common stock of Touchpoint. On February 22, 2022, the Company entered into an Intellectual Property License and Royalty Agreement with TGHI pursuant to which the Company granted TGHI a worldwide license for its technologies for five years in the domains of Internet of Things (IoT) and Artificial Intelligence enabled mobile technologies pertaining to the Company’s digital currency technology (the “Technology”). GBT will charge TGHI earned royalties based on actual uses by TGHI of the Technology resulting from revenue attributable to the use, performance or other exploitation of the Technology, to the extent applicable, after deducting any taxes that the Company may be required to collect, and deducting any international sales, goods and services, value added taxes or similar taxes which the Company is required to pay, if any, excluding deductions for taxes on the Company net income. TGHI agreed to issue the Company 10,000,000 shares of common stock of TGHI in the fair value of $50,000 as an one-time fee in consideration of the Company entering this Intellectual Property License and Royalty Agreement, which was booked contract liabilities and amortized over the five-year term. The Company have yet to earn any royalty income in relation to this agreement as of June 30, 2022.

TGHI converted the Touchpoint Preferred into 10,000,000 shares of common stock of Touchpoint on February 23,2022 resulting in the Company owning 20,000,000 shares of common stock of Touchpoint in total FV of $44,000 as of June 30, 2022 based on level 1 stock price in OTC markets.

GTX Agreement

On April 12, 2022, GBT Tokenize Corp (“GBT Tokenize”), a Nevada corporation which the Company owns 50% of the outstanding shares of common stock, entered into a series of agreements with GTX Corp (“GTX”) and various note holders of GTX pursuant to which Tokenize acquire convertible promissory notes of GTX in the principal amount of $100,000 (the “GTX Notes”). In addition, GBT Tokenize acquired 5,000,000 shares of common stock of GTX for $150,000 - in total FV of $41,000 as of June 30, 2022 based on level 1 stock price in OTC markets.

The GTX Notes bear 10% interest and 50% of the principal may be converted into shares of common stock on a one-time basis at a conversion price of $0.01 per share. The remaining 50% of the principal must be paid in cash. The closing occurred on April 12, 2022. As of June, 30, 2022, the note had an outstanding balance of $100,000 and accrued interest of $2,164.

As of June, 30, 2022 and December 31, 2021, the marketable security had a FV of $87,164 and $0, respectively.

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022 and 2021 (Unaudited)

Note 5 – Investment in Surge Holdings, Inc (Relate to Year 2021).

Surge Holdings, Inc.

On September 30, 2019, GBT Technologies Inc. (the “Company”) entered into an Asset Purchase Agreement (“APA”) with Surge Holdings, Inc., a Nevada corporation (“SURG”) pursuant to which the Company agreed to sell and assign to SURG, all the assets and certain specified liabilities, of its ECS Prepaid, Electronic Check Services and the Central State Legal Services businesses for $5,000,000 to be paid through the issuance of 3,333,333 shares of SURG’s common stock (the “SURG Common Stock”) and a convertible promissory note in favor of the Company of $4,000,000 (the “SURG Note”), convertible into SURG’s shares of common stock. On January 7, 2022, the Company received payments from Surge pays Inc. (formerly known as Surge Holdings, Inc.) of $3,750,000 pursuant to the terms of the Settlement Agreement dated December 22, 2021.

On June 23, 2020, SURG entered into an Exchange Agreement (the “AltCorp Exchange Agreement”) with AltCorp Trading LLC (“AltCorp”) with such AltCorp Exchange Agreement being consented and agreed to by the Company, the parent of AltCorp. At the expiration of the lock-up period, in the event the VWAP for the SURG Common Stock was, during the preceding 20-day trading period, less than $0.50 per share, AltCorp retained the right to reserve additional shares of SURG Common Stock equal to the True-Up Value as defined in the AltCorp Exchange Agreement.

On March 8, 2020, SURG filed a lawsuit against its transfer agent from transferring millions of SURG stock that is currently in possession by the Company and assigned to Stanley Hills, LLC. On January 1, 2021, SURG, AltCorp and Stanley Hills, LLC (“Stanley”) entered into a Mutual Release and Settlement Agreement (“Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, SURG agreed to amend the AltCorp Exchange Agreement where SURG acknowledged a debt of $3,300,000 (the “Debt”) to be paid in 33 monthly payments of $100,000 payable in shares of common stock of SURG at a per share price equal the VWAP of Surg’s common stock during the 10 trading days immediately preceding the issuance. SURG paid $400,000 in cash and $800,000 by shares. The SURG common stock issued to Altcorp have been pledged since August 12, 2020 for the benefit of Stanley to secure Stanley’s note payable by the Company. Accordingly, the SURG Common Stock issued to AltCorp as a result of the Settlement Agreement were pledged to Stanley. As of December 31, 2021 there were no surge shares pledges after the final settlement signed on December 22, 2021 and that replaced all prior settlement agreement. The final settlement SURG agreed to make total payments of $4,200,000 to the Company’s trust account on or prior to January 7, 2022. This $4.2 million amount consists of $450,000 paid by SURG in November and December 2021, $100,000 to be paid on or about January 4, 2022, and $3,650,000 to be paid on or prior to January 7, 2022 of which $375,000 will be held in escrow as described before. The $3,750,000 was recorded as other receivable as of December 31, 2021. As of December 31, 2021, the Company has recorded an outstanding payable balance to Stanley amounted $1,862,928 recorded under accrued expenses.

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

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022 and 2021 (Unaudited)

The Final Settlement Agreement, among other resolutions, essentially provides the following:

(i) From the total consideration of the Final Settlement Agreement, $375,000 (“Escrow Amount”) will be deposited by SURG in escrow. SURG has acquired the Company’s rights to a certain Master Distribution and Service Agreement (“MDA”). Under certain circumstances, if the result of the Company’s lawsuit against a third party (the “GBT Lawsuit”) is a monetary judgment without the assignment or legal decree of ownership of the MDA, the Company shall be entitled to receive the Escrow Amount and shall assign to SURG the first $1,000,000 the Company recovers from the defendants in the GBT Lawsuit. In the event that the Company does not prevail in the GBT Lawsuit then it shall be entitled to release of the Escrow Amount but shall be responsible for any fees and costs obligation sought by the defendants in the GBT Lawsuit.

(ii) Potential payments to third parties.

The Final Settlement Agreement replaces all prior agreements between the parties. In addition, within three trading days of the last payment related to the $4.2 million payment to Stanley being made, the parties shall make filings with the state District Court in Clark County, Nevada to dismiss both lawsuits, including, regarding the lawsuit filed by AltCorp Trading, LLC, the dismissal of the lawsuit as to VStock Transfer, LLC. The parties agreed to a full mutual release of any disputes or claims between the parties.

The final settlement of $3,750,000 was received by the Company in January 2022 and paid out $3,750,000 to the third parties during the periods ended June 30, 2022.

Note 6 – Impaired Investments

1.	Investment in GBT Technologies, S.A.

On June 17, 2019, the Company, AltCorp Trading LLC, a Costa Rica company and a wholly-owned subsidiary of the Company (“AltCorp”), GBT Technologies, S.A., a Costa Rica company (“GBT-CR”) and Pablo Gonzalez, a shareholder’s representative of GBT-CR (“Gonzalez”), entered into and closed an Exchange Agreement (the “GBT Exchange Agreement”) pursuant to which the parties exchanged certain securities. In accordance with the Exchange Agreement, AltCorp acquired 625,000 shares of GBT-CR representing 25% of its issued and outstanding shares of common stock from Gonzalez for the issuance of 20,000 shares of Series H Convertible Preferred Stock of the Company and a Convertible Note of $10,000,000 issued by the Company (the “Gopher Convertible Note”) as well as the transfer and assignment of a Promissory Note payable by Gopher Protocol Costa Rica Sociedad De Responsabilidad Limitada to the Company in the principal amount of $5,000,000 dated February 6, 2019 (of which the underlying security for this Promissory Note is 30,000,000 restricted shares of common stock of Mobiquity Technologies, Inc. (“Mobiquity”) and 60,000,000 restricted shares of common stock of Mobiquity.

The Gopher Convertible Note bears interest of 6% and was payable at maturity on December 31, 2021. At the election of Gonzalez, the Gopher Convertible Note converted into a maximum of 20,000 shares of Series H Preferred Stock. Each share of Series H Preferred Stock is convertible, at the option of the holder but subject to the Company increasing its authorized shares of common stock, into such number of shares of common stock of the Company as determined by dividing the Stated Value ($500 per share) by the conversion price ($500 per share). The Series H Preferred Stock has no liquidation preference, does not pay dividends and the holder of Series H Preferred Stock shall be entitled to one vote for each share of common stock that the Series H Preferred Stock may be convertible into. Upon conversion of the Gopher Convertible Note and the 20,000 shares of Series H Preferred Stock, Gonzalez would be entitled to less than 50% of the resulting outstanding shares of common stock of the Company following conversion in full and, as a result, such transaction is not considered a change of control.

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022 and 2021 (Unaudited)

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

2.	Investment in Joint Venture – GBT Tokenize Corp

On March 6, 2020, the Company through Greenwich, entered into a Joint Venture and Territorial License Agreement (the “Tokenize Agreement”) with Tokenize-It, S.A. (“Tokenize”), which is owned by a Costa Rica Trust represented by Pablo Gonzalez (“Gonzalez”). Gonzalez also represents Gonzalez Costa Rica Trust, which holds a note of $10,000,000 and is also a shareholder of the Company. Under the Tokenize Agreement, the parties formed GBT Tokenize Corp., a Nevada corporation (“GBT Tokenize”). The purpose of GBT Tokenize is to develop, maintain and support source codes for its proprietary technologies including advanced mobile chip technologies, tracking, radio technologies, AI core engine, electronic design automation, mesh, games, data storage, networking, IT services, business process outsourcing development services, customer service, technical support and quality assurance for business, customizable and dedicated inbound and outbound calls solutions, as well as digital communications processing for enterprises and startups (“Technology Portfolio”), throughout the State of California. Upon generating any revenue from the Technology Portfolio, the Joint Venture will earn the first right of refusal for other territories.

The Company pledged its 50% ownership in GBT Tokenize and its 100% ownership of Greenwich to Tokenize to secure its Technology Portfolio investment. The Company shall appoint two directors and Tokenize shall appoint one director of GBT Tokenize.

Tokenize shall contribute the services and resources for the development of the Technology Portfolio to GBT Tokenize. The Company shall contribute 2,000,000 shares of common stock of the Company (“GBT Shares”) to GBT Tokenize. Tokenize and the Company will each own 50% of GBT Tokenize. The shares were valued at FV of $5,500,000.

In addition, GBT Tokenize and Gonzalez entered into a Consulting Agreement in which Gonzalez is engaged to provide services for $33,333 per month payable quarterly which may be paid in shares of common stock calculated by the amount owed divided by the Company’s 10-day VWAP. Gonzalez will provide services in connection with the development of the business as well as GBT Tokenize’s capital raising efforts. The term of the Consulting Agreement is two years. During year ended December 31, 2021, Gonzalez assigned all his accrued balances of $424,731 to Stanley Hills in a private transaction that the Company is not part to. The closing of the Tokenize Agreement occurred on March 9, 2020.

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022 and 2021 (Unaudited)

Through this Joint Venture the parties commenced development of an intelligent human vital signs’ device, which we currently refer to as the qTerm. The platform is an expansion of the existing license agreement with GBT Tokenize Corp., which provided GBT Tokenize Corp. with an exclusive territory of California to develop certain of the Company’s technology. As the nature of the platform cannot be restricted only to California, the Company’s joint venture GBT Tokenize Corp. will be compensated with additional 200,000,000 shares of the Company to strengthen its funding, subject to board approval. A provisional patent application for the qTerm Medical Device was filed on March 30, 2020 with the USPTO. The application assigned serial number 63001564. The Joint Venture completed successfully the first prototype. There is no guarantee the Company will be successful in researching, developing or implementing this product into the market. In order to successfully implement this concept, the Company will need to raise adequate capital to support its research and, if successfully researched, developed and granted regulatory approval, the Company would need to enter into a strategic relationship with a third party that has experience in manufacturing, selling and distributing this product. There is no guarantee that the Company will be successful in any or all of these critical steps.

On May 28, 2021, the parties agreed to amend the Tokenize Agreement to expand territory granted for the Technology Portfolio under the license to GBT Tokenize to include the entire continental United States. The Company has further agreed to issue GBT Tokenize an additional 14,000,000 shares of common stock of the Company. The shares were valued at $15,400,000.

At March 31, 2020, the Company evaluated the carrying amount of this joint venture investment and determined that it was fully impaired and as a result an impairment charge of $5,500,000 was taken. At December 31, 2021, the Company evaluated the carrying amount of this joint venture investment and determined that this investment was fully impaired and as a result an impairment charge of $15,400,000 was taken.

Although the investment was impaired, the product development is still ongoing. The carrying amount of this investment at June 30, 2022 and December 31, 2021 (audited), was $0 and $0, respectively.

Note 7 – Inventory

Inventory consists of electronic product ready for sale on Amazon. It is stated at the lower of cost or net realizable value and all inventories were returned product from online customers. We value our inventory using the weighted average costing method. Our Company’s policy is to include as a part of inventory any freight incurred to ship the product from our contract vendors to our warehouses. Outbound freights costs related to shipping costs to our customers are considered period costs and reflected in selling, general and administrative expenses. We regularly review inventory and consider forecasts of future demand, market conditions and product obsolescence.

If the estimated realizable value of our inventory is less than cost, we make provisions in order to reduce it carrying value to its estimated market value. No write down to net realizable value was necessary for the period ended June 30, 2022 and December 31, 2021. The Company has $17,053 finished goods and $43,872 inventory in transit as of June 30, 2022 and $0 inventory as of December 31, 2021 (audited).

Note 8 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2022 and December 31, 2021 (audited) consist of the following (including related parties of $856,904 and $2,309,255):

	2022	2021
Accounts payable	$1,025,530	$670,127
Accounts payable – related party	500,000	440,000
Accrued liabilities	400,451	1,170,088
Accrued liabilities – Stanley	317,174	1,862,928
Accrued interest	3,166,065	2,746,793
Accrued interest – related party	39,730	6,327
Total Accounts payable and accrued expenses	$5,448,950	$6,896,263

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022 and 2021 (Unaudited)

Note 9 – Unearned Revenue

Unearned revenue is the net amount received for the purchase of products that have not seen shipped to the Company’s customers. On January 28, 2022, the court awarded the Company an injunction against RWJ Defendants, where all funds generating from resale should be deposited into a GBT blocked account and, therefore, RWJ Defendants cannot use these funds without a court order. $15,326  been credited as unearned revenue until the court’s final decision.

Note 10 – Accrued Settlement

In connection with a legal matter filed by the Investor of the $8,340,000 Senior Secured Redeemable Convertible Debenture, on December 23, 2019, in the pending arbitration between the Company and the Investor, an Interim Award was entered in favor of the Investor. On January 31, 2020, the Company was informed that a final award was entered (the “Final Award”). The Final Award affirms that certain sections of the Senior Secured Redeemable Convertible Debenture (the “Debenture”) constitute unenforceable liquidated damages penalties and were stricken. Further, it was determined that the Investor was entitled to recovery of attorney’s fees. Consequently, the arbitrator awarded Investor $4,034,444 plus interest of 7.25% accrued from May 15, 2019 (presented separately in accounts payable and accrued expenses) and costs $55,613. In connection with this settlement, the Company recognized a gain on the settlement of debt of $1,375,556 in 2019 as the difference between the carrying amount of the debt and the amount awarded by the arbitrator. As of June 30, 2022, the award had not been paid yet. The Company recorded accrued settlement of $4,090,057 and $4,090,057 at June 30, 2022 and December 31, 2021 (audited), respectively, not including interest accrued.

Note 11 – Convertible Notes Payable, Non-related Partied and Related Party

Convertible notes payable – non related parties at June 30, 2022 and December 31, 2021 (audited) consist of the following:

	June 30, 2022	December 31, 2021
Convertible note payable to IGOR 1 CORP	$6,728,731	$8,055,400
Convertible notes payable to Sixth Street	—	124,200
Convertible notes payable to Redstart Holdings	—	244,500
Convertible notes payable to 1800 Diagonal Lending	244,500	—
Total convertible notes payable, non-related parties	6,973,231	8,424,100
Unamortized debt discount	(207,229)	(278,867)
Convertible notes payable – non related parties	6,766,002	8,145,233
Less current portion	(6,728,731)	(8,109,436)
Convertible notes payable – non related parties, long-term portion	$37,271	$35,797

$10,000,000 for Igor 1 Corp (Prior year - GBT Technologies S. A.)

In accordance with the acquisition of GBT-CR the Company issued a convertible note of $10,000,000. The convertible Note bears interest of 6% was payable at maturity on December 31, 2021. At the election of the holder, the convertible note can be converted into a maximum of 20,000 shares of Series H Preferred Stock. Each share of Series H Preferred Stock is convertible, at the option of the holder but subject to the Company increasing its authorized shares of common stock, into such number of shares of common stock of the Company as determined by dividing the Stated Value ($500 per share) by the conversion price ($500.00 share). This convertible note may convert into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion and therefore recorded as derivative liability.

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022 and 2021 (Unaudited)

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

As of June 30, 2022, the note had an outstanding balance of $6,728,731 and accrued interest of $1,778,497.

Redstart Holdings Corp

On September 21, 2021, the Company entered into a Securities Purchase Agreement with Redstart pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 7”) of $244,500 for $203,750. The Redstart Note No. 7 has a maturity date of December 22, 2022 and the Company has agreed to pay interest on the unpaid principal balance of the Redstart Note No. 7 at 2.5% from the date on which the Redstart Note No. 7 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 7, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 7. The transactions described above closed on September 28, 2021. The outstanding principal amount of the Redstart Note No. 7 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 7 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 7), the Redstart Note No. 7 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 7. During the six months ended June 30, 2022, Redstart converted the entire note into 7,656,951 shares of the Company’s common stock.

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022 and 2021 (Unaudited)

Sixth Street Lending LLC – named changed - 1800 Diagonal Lending LLC

First Note

On November 8, 2021, the Company entered into a Securities Purchase Agreement with Sixth Street Lending LLC (“Sixth Street”) pursuant to which the Company issued to Sixth Street a Convertible Promissory Note (the “Sixth Street Note”) of $124,200 for $103,500. The Sixth Street Note has a maturity date of February 8, 2023 and the Company agreed to pay interest on the unpaid principal balance of the note at 6% from the date on which the note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment including a prepayment to Sixth Street as set forth in the Sixth Street Note. The outstanding principal amount of the note may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Sixth Street may convert the note into shares of the Company’s common stock at a conversion price equal to 85% of the average of the two lowest trading prices with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Sixth Street Note), the note shall become immediately due and payable and the Company shall pay to Sixth Street, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Sixth Street Note. During the three months ended June 30, 2022, Sixth Street converted the entire note into 26,343,190 shares of the Company’s common stock.

Second Note

On May 5, 2022, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending LLC, an accredited investor (“DL”), pursuant to which the Company issued to DL a Convertible Promissory Note (the “DL Note”) of $244,500 for $203,500. The DL Note has a maturity date of August 4, 2023 and the Company has agreed to pay interest on the unpaid principal balance of the DL Note at 6.0% from the date on which the DL Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the DL Note at any time from the Issue Date and continuing through 180 days following the Issue Date, provided it makes a payment including a prepayment premium to DL as set forth in the DL Note. The transactions described above funded on May 9, 2022.

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

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022 and 2021 (Unaudited)

Convertible notes payable – related parties at June 30, 2022 and December 31, 2021 (audited) consist of the following:

	June 30, 2022	December 31, 2021
Convertible note payable to Stanley Hills, related party	$116,605	$116,605
Less current portion	(116,605)	(116,605)
Convertible notes payable, net, related party, long-term portion	$—	$—

Stanley Hills LLC

The Company entered into a series of loan agreements with Stanley Hills LLC (“Stanley”) pursuant to which it received more than $1,000,000 in loans (the “Debt”) from May 2019 to December 2019. On February 26, 2020, to induce Stanley to continue to provide funding, the Company and Stanley entered into a letter agreement providing that the current note payable balance due to Stanley $1,214,900 may be converted into shares of common stock of the Company at a conversion price equal to 85% multiplied by the lowest one trading price for the common stock during the 20-trading day period ending on the latest complete trading day prior to the conversion date. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. Stanley has agreed to restrict its ability to convert the Debt and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. During the year ended December 31, 2021, Stanley converted $1,231,466 of its convertible note plus interest into 4,420,758 shares of the Company’s common stock, and during the year ended December 31, 2021, Stanley loaned the Company an additional $325,000. Also, during the year ended December 31, 2021, the Company transferred the SURG shares received as repayment of $800,000 of this convertible note and also converted $126,003 of accrued interest into the principal balance. During the year ended December 31, 2021, Gonzalez assigned all his accrued balances of $424,731 to Stanley in a private transaction. The unpaid interest of the Stanley debt at June 30, 2022 and December 31, 2021 was $14,154 and $8,372, respectively. The Stanley debt was secured via a pledge agreement on the SURG shares.

Discounts on convertible notes

The Company recognized amortization of the debt discount of $307,879 and $321,340 during the six months ended June 30, 2022 and 2021, respectively, related to the convertible notes.

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022 and 2021 (Unaudited)

Note 12 - Notes Payable, Non-related Parties and Related Party

Notes payable, non-related parties at June 30, 2022 and December 31, 2021 (audited) consist of the following:

	June 31, 2022	December 31, 2021
RWJ acquisition note	$2,600,000	$2,600,000
SBA loan	350,000	350,000
Total notes payable	2,950,000	2,950,000
Less current portion	(2,635,256)	(2,612,397)
Notes payable, long-term portion	$314,744	$337,603

RWJ Acquisition Note

In connection with the acquisition of RWJ in September 2017, the Company issued a note payable. The note accrues interest at 3.5%, was due on December 31, 2019 and is secured by the assets purchased in the acquisition. The Company contests the validity of the note, as such the note has not been repaid as of June 30, 2022.

SBA Loan

On June 22, 2020, the Company received a loan from the Small Business Administration under the Economic Injury Disaster Loan program related to the COVID-19 relief efforts. The loan bears interest at 3.75%, requires monthly principal and interest payments of $731 after 12 months from funding and is due 30 years from the date of issuance. The monthly payments were extended by the SBA to all EIDL borrowers with additional 12 months. Monthly payments will be commenced on or around June 16, 2022. On October 1, 2021, the Company entered an Amended Loan Authorization and Agreement with the SBA providing for the modification of the Original Note providing for monthly principal and interest payments of $1,771 after 24 months from the Original Note commencing on or around June 22, 2022. On March 17, 2022 the SBA notified it deferred the payments to all COVID-19 EIDL loans will have the first payment due extended from 24-months to 30-months from the date of the note. The Modified Note will continue to bear interest at 3.75% and is due 30 years from the date of issuance of the Original Note. The Modified Note is guaranteed by Douglas Davis, the former CEO of the Company and current consultant, as well as by GBT Tokenize Corp. The additional funding of $200,000 was received by the Company on October 5, 2021. The balance of the note at June 31, 2022 and December 31, 2021 was $350,000 and $350,000 plus accrued interest of $17,091 and $10,581, respectively.

Notes payable, related party at June 30, 2022 and December 31, 2021 (audited) consist of the following:

	June 31, 2022	December 31, 2021
Alpha Eda note payable	$140,000	$140,000
Less current portion	(140,000)	(140,000)
Notes payable, net, related party, long-term portion	$—	$—

GBT Technologies, Inc

Notes to Condensed Consolidated Financial Statements

June 30, 2022 and 2021 (Unaudited)

Alpha Eda

On November 15, 2020, the Company issued a promissory note to Alpha Eda, LLC (“Alpha”), a related party for $140,000. The note accrues interest at 10%, is unsecured and was due on September 30, 2021. On June 20, 2021 Alpha and the Company extended the note maturity to December 31, 2022. The balance of the note at June 31, 2022 and December 31, 2021 (audited) was $140,000 and $140,000 plus accrued interest of $25,576 and $16,633, respectively.

Note 13- Derivative Liability

Certain of the convertible notes payable discussed in these financials have a conversion price that can be adjusted based on the Company’s stock price which results in the conversion feature being recorded as a derivative liability.

The FV of the derivative liability is recorded and shown separately under current liabilities. Changes in the FV of the derivative liability is recorded in the statement of operations under other income (expense).

The Company uses a weighted average Black-Scholes option pricing model with the following assumptions to measure the FV of derivative liability at June 30, 2022 and December 31, 2021 (audited):

	June 30, 2022	December 31, 2021
Stock price	$0.002-0.2	$0.17-0.19
Risk free rate	1.06-2.51%	0.07-0.39%
Volatility	161-242%	167-217%
Conversion/ Exercise price	$0.001-0.095	$0.102-0.103
Dividend rate	0%	0%

The following table represents the Company’s derivative liability activity for the six months ended June 30, 2022 and December 31, 2021:

Derivative liability balance, December 31, 2020	$5,262,448
Debt modification	13,777,480
Issuance of derivative liability during the period	1,480,439
Fair value of beneficial conversion feature of debt converted	(116,669)
Change in derivative liability during the period	1,339,117
Derivative liability balance, December 31, 2021	$10,192,485
Debt modification	-
Issuance of derivative liability during the period	191,741
Fair value of beneficial conversion feature of debt converted	(1,620,742)
Change in derivative liability during the period	(3,150,739)
Derivative liability balance, June 30, 2022	$5,612,745

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022 and 2021 (Unaudited)

Note 14 – Stockholders’ Equity

Common Stock

The Board of Directors of the Company approved, on April 13, 2020, a reverse stock split of all of the Company’s Common Stock, pursuant to which every 50 shares of Common Stock of the Company was reverse split, reconstituted and converted into one share of Common Stock of the Company (the “Reverse Stock Split”). The Company submitted an Issuer Company Related Action Notification regarding the Reverse Stock Split to FINRA on April 14, 2020. To effectuate the Reverse Stock Split, the Company filed on April 21, 2020 a Certificate of Change Pursuant to Nevada Revised Statutes (“NRS”) Section 78.209 (the “Certificate of Change”) with the Secretary of State of the State of Nevada subject to FINRA approval. On June 8, 2020 FINRA advised the Company that such request is deficient due to the fact that a holder of an outstanding convertible note of the Company had entered into two settlements with the SEC that related to securities laws violations but were in no way related to the Company. As a result, FINRA advised that it is necessary for the protection of investors, the public interest, and to maintain fair and orderly markets that documentation related to the Reverse Stock Split not be processed. The Company appealed the decision made by FINRA on June 15, 2020. On August 4, 2020, FINRA notified the Company that its appeal had been denied. On October 25, 2021 FINRA approved the Reverse Stock Split and on October 26, 2021, the Company effectuated a 1 for 50 reverse stock split.

During the three months ended March 31, 2022, the Company had the following transactions in its common stock:

●	issued an aggregate of 369,198 for the conversion of convertible notes of $35,000; and

●	issued 463,303 shares to GHS from Equity Financing Agreement for gross consideration of $68,308, The value of the shares of was determined based on the Equity Financing.

During the three months ended June 30, 2022, the Company had the following transactions in its common stock:

●	issued an aggregate of 288,672,073 for the conversion of convertible notes of $1,660,370 and accrued interest of $6,491; and

●	issued 150,000,000 shares to GBT Tokenize for certain joint venture agreement between Magic International Argentina FC, S.L. and the Company. The value of the shares of $1,500 was determined based on the FV of the Company’s common stock; and

●	issued 500,000,000 shares to Metaverse for certain equity method investment. The value of the shares of $5,000 was determined based on the FV of the Company’s common stock; and

●	issued 5,036,697 shares to GHS from Equity Financing Agreement for gross consideration of $163,559, The value of the shares of was determined based on the Equity Financing.

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

The Series B Preferred Stock has a stated value of $100 per share and is convertible into the Company’s common stock at a conversion price of $30.00 per share representing 30 post split common shares. Furthermore, the Series B Preferred Stock votes on an as converted basis and carries standard anti-dilution rights. These rights were subsequently removed, except in cases of stock dividends or splits.

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022 and 2021 (Unaudited)

Series C Preferred Shares

On April 29, 2011, GV Global Communications, Inc. (“GV”) provided funding to the Company of $111,000 (the “Loan”). On September 25, 2012, the Company and GV entered into a Conversion Agreement pursuant to which the Company agreed to convert the Loan into 10,000 shares of Series C Preferred Stock of the Company, which was approved by the Board of Directors.

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

Series H Preferred Shares

On June 17, 2019, the Company, AltCorp Trading LLC, a Costa Rica company and a wholly-owned subsidiary of the Company (“AltCorp”), GBT Technologies, S.A., a Costa Rica company (“GBT-CR”) and Pablo Gonzalez, a shareholder’s representative of GBT-CR (“Gonzalez”), entered into and closed an Exchange Agreement (the “GBT Exchange Agreement”) pursuant to which the parties exchanged certain securities. In accordance with the Exchange Agreement, AltCorp acquired 625,000 shares of GBT-CR representing 25% of its issued and outstanding shares of common stock from Gonzalez in exchange for 20,000 shares of Series H Convertible Preferred Stock of the Company and a Convertible Note of $10,000,000 issued by the Company (the “Gopher Convertible Note”) as well as additional consideration. The Gopher Convertible Note bears interest of 6% and was paid at maturity on December 31, 2021. At the election of Gonzalez, the Gopher Convertible Note can be converted into a maximum of 20,000 shares of Series H Preferred Stock. Each share of Series H Preferred Stock is convertible, at the option of the holder but subject to the Company increasing its authorized shares of common stock, into such number of shares of common stock of the Company as determined by dividing the Stated Value ($500 per share) by the conversion price ($10.00 per share). The Series H Preferred Stock has no liquidation preference, does not pay dividends and the holder of Series H Preferred Stock shall be entitled to one vote for each share of common stock that the Series H Preferred Stock may be convertible into. On July 8, 2019, the Company entered a Consulting Agreement with Glen Eagles Glen Eagles Acquisition LP (“Glen”) as consultant to provide services in connection with the Company’s acquisition of 25% of GBT-CR. Consultant will provide analysis, interaction with related professional and other services as requested by the Company to integrate and expand capabilities between GBT-CR and the Company.

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022 and 2021 (Unaudited)

Warrants

The following is a summary of warrant activity.

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2020	392,870	$74.97	1.76	$—
Granted	—
Forfeited	—
Exercised	—
Outstanding, June 30, 2022	392,870	$74.97	0.76	$—
Exercisable, June 30, 2022	392,870	$74.97	0.76	$—

Equity Purchase Agreement and Registration Rights Agreement

On December 17, 2021 (the “Effective Date”), the Company entered into an equity financing agreement (the “Equity Financing Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with GHS Investments LLC (“GHS”), pursuant to which GHS shall purchase from the Company, up to that number of shares of common stock of the Company (the “Shares”) having an aggregate Purchase Price of $10,000,000, subject to certain limitations and conditions set forth in the Equity Financing Agreement from time to time over the course of 24 months after an effective registration of the Shares with the SEC pursuant to the Registration Rights Agreement, is declared effective by the SEC (the “Contract Period”).

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022 and 2021 (Unaudited)

The Equity Financing Agreement grants the Company the right, from time to time at its sole discretion (subject to certain conditions) during the Contract Period, to direct GHS to purchase shares of Common Stock on any business day (a “Put”), provided that at least 10 trading days has passed since the most recent Put. The purchase price of the shares of Common Stock contained in a Put will be 90% of the lowest daily VWAP of the Company’s Common Stock during the 10 consecutive trading days preceding the receipt by GHS of the applicable Put notice. Such sales of Common Stock by the Company, if any, may occur from time to time, at the Company’s option, during the Contract Period. Subject to the satisfaction of certain conditions set forth in the Equity Financing Agreement, on each Put the Company will deliver an number of Shares equaling 110% of the dollar amount of each Put. The maximum dollar amount of each Put will not exceed 200% of the average daily trading dollar volume for the Company’s Common Stock during the ten trading days preceding the Trading Day that GHS receives a Put. No Put will be made in an amount equaling less than $10,000 or greater than $500,000. Puts are further limited to GHS owning no more than 4.99% of the outstanding stock of the Company at any given time. The Equity Financing Agreement and the Registration Rights Agreement contain customary representations, obligations, rights, warranties, agreements and conditions of the parties. The Equity Financing Agreement terminates upon any of the following events: when GHS has purchased an aggregate of $10,000,000 in the Common Stock of the Company pursuant to the Equity Financing Agreement; on the date that is 24 calendar months from the date the Equity Financing Agreement was executed.

Actual sales of shares of Common Stock to GHS under the Equity Financing Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Common Stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations.

For the six months ended June 30, 2022, the Company received $231,866 as proceeds from the equity purchase agreement for issuance of 5,500,000 registered common shares.

Note 15 – Other Related Party Transactions

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the party in making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences.

On August 1, 2021, the Company and Danny Rittman, Chief Technology Officer and a Director of the Company, agreed to amend his employment agreement pursuant to which he will receive salary at $5,000 per month.

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

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022 and 2021 (Unaudited)

On January 1, 2019, the Company and Douglas Davis entered into an Amended and Restated Employment Agreement pursuant to which Mr. Davis was retained as Chief Executive Officer. Mr. Davis served as Interim Chief Executive Officer from July 2018 to April 11, 2020. The term of Mr. Davis’ employment was for two years through January 1, 2021. Mr. Davis was entitled to an annual base salary of $250,000, which was to be increased to $400,000 upon the Company up-listing to a national exchange. Mr. Davis was also entitled to the issuance of Stock Options to acquire an aggregate of 50,000 shares of common stock of the Company, exercisable for five years, subject to vesting. The options were to be earned and vested (i) with respect to 20,000 shares of common stock on the date hereof, (ii) 5,000 shares of common stock upon the successful dual list of the Company on an international exchange such as SIX Zurich Stock Exchange or Euronext, (iii) 15,000 shares of common stock upon the successful up listing to a national exchange such as the Nasdaq, NYSE Euronext, TSX, AMEX or other, and (iv) with respect to 5,000 shares of common stock at each of the six month anniversaries (July 1, 2019 and January 1, 2020). The exercise price of such options shall be the closing price of the Company on the date prior to such event.

On October 10, 2019, the Company entered into a Joint Venture Agreement (the “BitSpeed Agreement”) with BitSpeed LLC, which is owned by Douglas Davis, the Company’s Chief Executive Officer, to form GBT BitSpeed Corp., a Nevada company (“GBT BitSpeed”). The purpose of GBT BitSpeed is to develop, maintain and support its proprietary Extreme Transfer Software Application Concurrency, a software application to transfer secure, accelerated transmission of large file data over networks, and connection to cloud storage, Network-Attached Storage (NAS) and Storage Area Networks (SANs) (“Concurrency”). BitSpeed shall contribute the services and resources for the development of Concurrency to GBT BitSpeed. The Company shall contribute 10,000,000 shares of common stock (valued at $17,900,000) of the Company to GBT BitSpeed. BitSpeed and the Company will each own 50% of GBT BitSpeed. The Company shall appoint two directors and BitSpeed shall appoint one director of GBT BitSpeed. In addition, GBT BitSpeed and Mr. Davis entered into a Consulting Agreement in which Mr. Davis is engaged to provide services for $10,000 per month payable quarterly which may be paid in shares of common stock calculated by the amount owed divided by the Company’s 20-day VWAP. Mr. Davis will provide services in connection with the development of the business as well as GBT BitSpeed’s capital raising efforts. The term of the Consulting Agreement is two years. The closing of the BitSpeed Agreement occurred on October 14, 2019. On April 11, 2020, Douglas Davis resigned as Chief Executive Officer of the Company so that he may fully devote all of his efforts to GBT Tokenize Corp., the Company’s joint venture, which intends to develop a new product. Mr. Davis’ resignation was not the result of any disagreements with management or board of directors of the Company. On June 16, 2022 the parties amended the Bitspeed Agreement to further define the constitution of the Board of Directors. As such, Section 4.2 of the Bitspeed Agreement was amended and restated to provide that the Board of GBT Bitspeed Corp. shall consist of two Directors, one of whom shall be appointed by Bitspeed LLC and the other shall be appointed by the Company.

On March 6, 2020, the Company through Greenwich, entered into the Tokenize Agreement with Tokenize, which is owned by a Costa Rica Trust represented by Gonzalez. Gonzalez also represents Gonzalez Costa Rica Trust, which holds a note of $10,000,000 and is also a shareholder of the Company. Under the Tokenize Agreement, the parties formed GBT Tokenize. The purpose of GBT Tokenize is to develop Technology Portfolio, throughout the State of California. Upon generating any revenue from the Technology Portfolio, the Joint Venture will earn the first right of refusal for other territories. Tokenize shall contribute the services and resources for the development of the Technology Portfolio to GBT Tokenize. The Company contributed 100,000,000 GBT Shares to GBT Tokenize. Tokenize and the Company will each own 50% of GBT Tokenize. The Company pledged its 50% ownership in GBT Tokenize and its 100% ownership of Greenwich to Tokenize to secure its Technology Portfolio investment. The Company shall appoint two directors and Tokenize shall appoint one director of GBT Tokenize. In addition, GBT Tokenize and Gonzalez entered into a Consulting Agreement in which Gonzalez is engaged to provide services in consideration of $33,333 per month payable quarterly which may be paid in shares of common stock calculated by the amount owed divided by the Company’s 10-day VWAP. Gonzalez will provide services in connection with the development of the business as well as GBT Tokenize’s capital raising efforts. The term of the Consulting Agreement is two years. The closing of the Tokenize Agreement occurred on March 9, 2020. Via this Joint Venture the parties commenced development of a development of an intelligent human vital signs’ device, suggested named qTerm.

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022 and 2021 (Unaudited)

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

Magic Agreement

As explained above, on April 11, 2022 the Company, through its wholly owned subsidiary, Greenwich International Holdings, a Costa Rica corporation (“Greenwich”), entered into a Master Joint Venture and Territorial License Agreement (the “Tokenize Agreement”) with Magic International Argentina FC, S.L. (“Magic”) and Tokenize which replaced a prior joint venture entered between the parties.

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

The Tokenize Agreement provides that the Company shall contribute 150,000,000 shares of common stock of the Company (“GBT Shares”) to Tokenize. Sergio Fridman is the manager of Magic and the beneficial owner of all outstanding securities of Magic. Magic will contribute cash of $250,000 into Tokenize for promissory note and agreed to further fund Tokenize with all funds reasonably needed for implementation of the business purposes as described in the Tokenize Agreement. The GBT Shares will not be transferable for a period of five years. As of June 30, 2022, the Company received the $250,000 fund from Magic but the promissory note agreement has not been finalized yet. Therefore, the Company recorded the $250,000 funds as an account payable.

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

On June 16, 2022 the parties amended the Tokenize Agreement to further define the constitution of the Board of Directors. As such, Section 4.2 of the Tokenize Agreement was amended and restated to provide that the Board of GBT Tokenize Corp. shall consist of two Directors, one of whom shall be appointed by GBT Tokenize Corp. and the other shall be appointed by the Company.

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022 and 2021 (Unaudited)

Yello Partners Inc.

As of June 30, 2022 and December 31, 2021 (audited), the Company owed $445,000 and $385,000 to Yello Partners, Inc., a Company owned by the Mansour Khatib, the Company’s CEO.

Stanley Hills LLC Accounts Payable – Related Party

On March 8, 2020, SURG filed a lawsuit against its transfer agent, Vstock from transferring millions of SURG stock is currently in possession by the Company and assigned to Stanley Hills, LLC. On January 1, 2021, SURG, AltCorp and Stanley Hills, LLC (“Stanley”) entered into a Mutual Release and Settlement Agreement (“Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, SURG agreed to amend the AltCorp Exchange Agreement where SURG acknowledged a debt of $3,300,000 (the “Debt”) to be paid in 33 monthly payments of $100,000 payable in shares of common stock of SURG at a per share price equal the volume weighted average price of Surg’s common stock during the ten trading days immediately preceding the issuance. SURG paid $400,000 in cash and $800,000 by shares. The SURG common stock issued to Altcorp have been pledged since August 12, 2020 for the benefit of Stanley to secure Stanley’s note payable by the Company. Accordingly, the SURG Common Stock issued to AltCorp as a result of the Settlement Agreement were pledged to Stanley. As of December 31, 2021 there were no surge shares pledges after the final settlement signed on December 22, 2021 and that replaced all prior settlement agreement. The final settlement SURG agreed to make total payments of $4,200,000 to the Company on or prior to January 7, 2022. This $4.2 million amount consists of $450,000 paid by SURG in November and December 2021, $100,000 to be paid on or about January 4, 2022, and $3,650,000 to be paid on or prior to January 7, 2022 of which $375,000 will be held in escrow as described before. The $3,750,000 was recorded as other receivable as of December 31, 2021. As of June 30, 2022 and December 31, 2021, the Company has recorded an outstanding payable to Stanley of $317,174 and $1,862,928, respectively, recorded under accrued expenses.

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022 and 2021 (Unaudited)

Sales to related party for the three months ended June 30, 2022 and 2021 were $0 and $45,000 respectively. Sales are derived from providing IT consulting services to Stanley Hills, a related party. The Company ceased providing IT services to Stanley during the quarter ended June 30, 2022.

Sales to related party for the six months ended June 30, 2022 and 2021 were $45,000 and $90,000 respectively. Sales are derived from providing IT consulting services to Stanley Hills, a related party. The Company ceased providing IT services to Stanley during the second quarter ended June 30, 2022.

Advanced from Related Party

During the three and six months ended June 30, 2022, Mansour Khatib, the Company’s CEO advanced $154,117 and $575,516 cash to the Company for business use purpose to fund the Amazon operations, respectively.

During the six months ended June 30, 2022, the Company repaid $558,379 cash back to Mansour Khatib.

As of June, 30, 2022 and December 31, 2021 (audited), the Company has recorded an outstanding payable balance to Mansour Khatib of $17,137 and $0, respectively.

Metaverse Agreement

On June 10, 2022, the Company, entered into a Joint Venture and Territorial License Agreement (the “Metaverse Agreement”) with Ildar Gainulin and Maria Belova (“IGMB”). Under the Metaverse Agreement, the parties formed Metaverse Kit Corp., a Nevada corporation (“Metaverse Kit”). The purpose of Metaverse Kit is to develop, maintain and support source codes for its proprietary technologies and comprehensive platform that combines a core virtual reality platform and an extended set of real-world functions to provide a metaverse experience initially within the area of sports and then expanding into virtual worlds of entertainment, live events, gaming, communications and other cross over product opportunities (the “Meta Portfolio”). Under the Metaverse Agreement, IGMB agreed to provide Metaverse Kit with the licensed technology and expertise, as requested and mutually agreed to by Company and IGMB. In connection therewith, the parties entered an Asset Purchase Agreement concurrently with the Metaverse Agreement whereby IGMB sold Metaverse Kit all source codes pertaining to the Meta Portfolio. Further, IGMB provided an exclusive license to Metaverse Kit throughout the world for the invented product/service and the related platforms relating to the Meta Portfolio and to use the know how to develop, manufacture, sell, market and distribute the Meta Portfolio throughout the world The Company shall contribute 500,000,000   shares of common stock of the Company (“GBT Shares”) to Metaverse Kit. IGBM and the Company will each own 50% of Metaverse Kit. The Company pledged its 50% ownership in Metaverse Kit to Igor 1 Corp. to secure a convertible note held by Igor 1 Corp. The Company shall appoint two directors and IGBM shall appoint one director of Metaverse Kit.

In addition, Metaverse Kit, IGMB and Elentina Group, LLC (“Elentina”) entered into a Consulting Agreements in which IGBM and Elentina, each were engaged to provide services for $25,000 per month payable quarterly which may be paid in shares of common stock calculated by the amount owed divided by the Company’s 10-day VWAP. IGBM and Elentina will provide services in connection with the development of the business as well as Metaverse Kit’s capital raising efforts. The term of the Consulting Agreement is two years.

The closing of the Metaverse Agreement occurred on June 13, 2022 and the Company recorded the share issuance at FV of $5,000 on the agreement date.

On June 16, 2022 the parties amended the Meta Agreement to further define the constitution of Meta Board of Directors. As such, Section 4.2 of the Meta Agreement was amended and restated to provide that the Board of Metaverse Kit Corp. shall consist of two Directors, one of whom shall be appointed by Ildar Gainulin and Maria Belova and the other shall be appointed by the Company.

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022 and 2021 (Unaudited)

Note 17 – Contingencies

Legal Proceedings

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business. There is currently no litigation that management believes will have a material impact on the financial position of the Company.

On or around January 30, 2019, RWJ Advanced Marketing, LLC, Greg Bauer, and Warren Jackson sued the Company and multiple third and related parties in Superior Court of the State of California – County of Los Angeles, General District in connection with the acquisition of UGO in September 2017. The case number is 19STCV03320 (the “Original Lawsuit”). The complaint in the Original Lawsuit alleges breach of contract, among other causes of action. The Company answered the complaint and filed a cross-complaint against the plaintiffs in the case and third parties on or around February 15, 2019. On or about September 10, 2020, the Company through its agent of service was “served” with a complaint (the Company contested service) that was recently filed against the Company and third parties by Robert Warren Jackson and Gregory Bauer in Los Angeles Superior Court Case No.: 20STCV32709 (“Second Lawsuit”). In the Original Lawsuit filed, the court rejected the plaintiff’s claims that they were filing a purported quasi-derivative lawsuit. As such, in this current litigation, the plaintiff is now again claiming the action is a derivative lawsuit. On October 13, 2020, the Second Lawsuit was removed by other defendants into Central District of California (CASE NO. 2:20−cv−09399−RGK−AGR). On February 2, 2021 the Central District of California dismissed the entire Second Lawsuit based on “demand futility”. In the Original lawsuit, the Company filed a cross complaint against the plaintiff and other third parties. Recently, the court has scheduled various hearings and a trial date set for December 27, 2021 which was later continued by the Court to September 28, 2022. It was the Company’s intention to dividend its holdings of its wholly owned subsidiary Ugopherservices Corp. (“UGO”). As UGO is the main dispute in the litigations described above, the Company elected to sell UGO to a third-party effective July 1, 2020 (See Note 3). On September 17, 2020, the Company terminated Greg Bauer as consultant (resulting from the sale of UGO), which he confirmed in writing. On or about June 14, 2021 the Company stipulated with plaintiff that all third parties will be released and plaintiff may file a new first amendment complaint that will name only the Company. As such, all third parties other than prior transfer agent of the Company have been dismissed from this litigation. The Company is in default on this note.

Following the sale of UGO, the Company noticed third parties (including SURG, via its asset manager) to wire the UGO funds to its new bank account. SURG never answered the notice. SURG is the clearing house for UGO. The Company noticed certain third parties that it intends to take legal actions to resolve this issue. On November 12, 2020 the Company filed a complaint in the United States District Court – District of Nevada – Case 2:20-cv-02078 against RWJ, Mr. Bauer, Mr. Jackson and against W.L. Petrey Wholesale Company Inc for fraud, breach of contract, Unjust Enrichment and other claims. On January 28, 2022 the court awarded the Company an injunction against RWJ defendants, where all fee funds generating from resale should be deposited into GBT blocked account, and therefore RWJ Defendants cannot use these funds without court order.

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022 and 2021 (Unaudited)

On December 3, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with Discover Growth Fund, LLC (the “Investor”) pursuant to which the Company issued a Senior Secured Redeemable Convertible Debenture (the “Debenture”) of $8,340,000. In connection with the issuance of the Debenture and pursuant to the terms of the SPA, the Company issued a Common Stock Purchase Warrant to acquire up to 225,000 shares of common stock for a term of three years (the “Warrant”) on a cash-only basis at an exercise price of $100 per share with respect to 50,000 Warrant Shares, $75 with respect to 75,000 Warrant Shares and $50 with respect to 100,000 Warrant Shares. The holder may not exercise any portion of the Warrants to the extent that the holder would own more than 4.99% of the Company’s outstanding common stock immediately after exercise. The outstanding principal amount may be converted at any time into shares of the Company’s common stock at a conversion price equal to 95% of the Market Price less $5 (the conversion price is lowered by 10% upon the occurrence of each Triggering Event – the current conversion price is 75% of the Market Price less $5). The Market Price is the average of the five lowest individual daily volume weighted average prices during the period the Debenture is outstanding. On May 28, 2019, the Investor delivered to the Company a “Notice of Default and Notice of Sale of Collateral” (the “Notice”). On December 23, 2019, in arbitration between the Company and the Investor, an Interim Award was entered in favor of the Investor. On January 31, 2020, the Company was informed that a final award was entered (the “Final Award”). The Final Award affirms that certain sections of the Debenture constitute unenforceable liquidated damages penalties and were stricken. Further, it was determined that the Investor was entitled to recovery of their attorney’s fees. Consequently, the arbitrator awarded $4,034,444 plus interest of 7.25% from May 15, 2019 and costs of $55,613. On February 18, 2020, the Company filed a motion with the United States District Court District of Nevada (the “Nevada Court”) to confirm the Final Award and a motion to consolidate Investor’s application to confirm the Final Award filed in the U.S. District Court of the Virgin Islands (Case No: 3 :20-cv-00012-CVG-RM) (the “Virgin Island Court”). On February 27, 2020, the Nevada Court denied the Company’s motion to confirm the Final Award and motion to consolidate and further decided that the confirmation of the Final Award should be litigated in the Virgin Island Court. As such, on February 27, 2020, the Company filed a Notice of Entry of Order as well as a Motion to Confirm the Arbitration Award, address the outstanding issues regarding whether Investor’s rights are subordinated to other creditors and, thereafter, oversee a commercially reasonable foreclosure sale (Case No: 3 :20-cv-00012-CVG-RM). It was the Company’s position that the final Award must first be confirmed and all questions regarding the rights of Investor relative to those of other creditors must be determined before any foreclosure sale can proceed. It is further the position of the Company that the previously disclosed foreclosure sale scheduled by Investor is being conducted in a commercially unreasonable manner and that if Discover proceeded forward with the foreclosure sale it did so at its own risk. Nevertheless, on February 28, 2020, Investor advised that it conducted a sale of the Company’s assets. As the date of this report Investor failed to present a deed of sale for the alleged sale that allegedly took place as noticed. The Company filed with Virgin Island Court the motions disputing the validity of the alleged sale. On July 28, 2020, Investor filed in the State of Nevada a motion for attorneys fees $48,844 and cost of $716. The Company filed an answer on August 11, 2020. On October 16, 2020, Investor motion for attorneys fees $48,844 and cost of $716 was denied. The balance was included in accounts payable for the unearned settlement. As of June 30, 2022, this case is still pending with the Federal court and the Court has not taken any substantive action in the matter as of the date of this report.

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022 and 2021 (Unaudited)

GBT Technologies, S.A.

On September 14, 2018, the Company entered into an Exclusive Intellectual Property License and Royalty Agreement (the “GBT License Agreement”) with GBT-CR, a fully compliance and regulated    crypto currency exchange platform that currently operates in Costa Rica as a decentralized crypto currency platform, pursuant to which, among other things, the Company granted to GBT-CR an exclusive, royalty-bearing right and license relating intellectual property relating to systems and methods of converting electronic transmissions into digital currency as reflected in that certain patent filed with the United Stated Patent and Trademark Office on or about June 14, 2018 (EFS ID: 32893586; Application Number: 16008069; Type: Utility under 35 USC 111(a); Confirmation Number: 6787)(collectively, the “Digital Currently Technology”). Pursuant to the GBT License Agreement, the Company granted GBT-CR an exclusive worldwide license to use the Digital Currency Technology to make, use, sell, lease or otherwise commercialize and dispose of products and devices utilizing the Digital Currently Technology. Under the terms of the GBT License Agreement, the Company is entitled to receive a royalty of 2% of gross revenue of each licensed product sold by GBT-CR during the period starting in which revenue is first generated using the licensed products and continuing for five years thereafter. Upon signing the GBT-CR License Agreement, GBT-CR paid the Company $300,000 which is nonrefundable. The Company has recognized the $300,000 as revenue during the year ended December 31, 2018. Upon GBT-CR making available for sale (the “Commercial Event”) an ICO (Initial Coin Offering) (the “Coin”), GBT-CR will make a payment to the Company of $5,000,000. Further, upon the Commercial Event, GBT-CR will grant the Company the ability to acquire 30% of the Coin at a 30% discount of such offering price of the Coin. The GBT License Agreement commenced as of the signing date and, unless terminated in accordance with the termination provisions of the GBT License Agreement, shall remain in force until the expiration of the patent pertaining to the Digital Currency Technology; provided that the right to use trade, secrets shall survive the expiration of the GBT License Agreement provided the Company has not terminated. Prior to the signing of the GBT License Agreement, GBT-CR advanced $200,000 to the Company, which the parties agreed will be applied toward the $5,000,000 fee when it becomes due. On February 27, 2020 GBT Technologies, S.A., as successor in interest to Hermes Roll, LLC had notified the Company that it was in default on its Amended and Restated Territorial License Agreement (“ARTLA”) dated June 15, 2015 and that the ARTLA had been cancelled and rescinded.

In connection with SURG Exchange Agreement – On November 4, 2020, Altcorp and Stanley filed an Ex Parte Motion in the District Court, Clark County, Nevada (Case No: A-20-823039-B, in Dep No: 43) to appoint a receiver and issue a temporary restraining Order against SURG and its transfer agent for alleged defaults on prior exchange agreement. On December 4, 2020, the parties entered an interim agreement which set the material terms of the settlement. A final settlement was achieved on January 1, 2021. On March 4, 2021 the Company filed a motion to enforce settlement agreements, as the Company alleged that SURG owes an additional $240,000 which is due and owing under the settlement agreements.

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

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022 and 2021 (Unaudited)

On December 22, 2021 (the “Effective Date”), pursuant to the framework in the MOU, the AltCorp Parties (and an additional third party), the Company, ECS, and SURG, Kevin Brian Cox (SURG’s Chief Executive Officer) – in his individual capacity, entered into a Resolution of Purchase, Mutual Release, and Settlement Agreement (the “Final Settlement Agreement”) to settle the two lawsuits and resolve all disputes related to the consideration paid by SURG to the Company in connection with the APA.

On or about July 9, 2021 the Company filed a lawsuit in District Court in Clack County Nevada – Department 19 (Case number A-21-837631-C) against Terry Taylor and TTSG Holdings, Inc for breach of contract, breach of covenant of Good Faith and Fair Dealing, Unjust Enrichment and declaratory relief for failure of providing consulting services per contract they entered. The Company is demanding the return of 12,000,000 shares issued, return of the $5,000 payments, recission of the consulting agreement, and attorney’s fees and costs. The lawsuit is still pending as of the date of this report. As Terry Taylor and TTSG Holdings failed to appear to a notice of deposition, the Company filed for a summary judgment.

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

Stock Loan Receivable

On January 8, 2019, the Company entered into a Stock Pledge Agreement with Latin American Exchange Latinex Casa de Cambio, S.A., a Costa Rica corporation (“Latinex”), to provide that Latinex may maintain its required regulatory capital as required by various regulators. The Company pledged 4,005 restricted shares of its common stock valued at $7,610,147 (based on the closing price on the grant date) for three years in consideration of an annual payment of $375,000 paid in quarterly installments of $93,750. In lieu of cash payment, Latinex may pay the Company in virtual currency of WISE Network S.A. valued at a 50% discount of its offering price of $10 per token. In the event that Latinex’s required capital has decreased below $5,000,000, Latinex is permitted to sell the pledged shares of common stock only in an amount to ensure that Latinex can satisfy the required capital levels. The Company must consent to such sale of the shares of common stock, which may not be unreasonably withheld. Upon expiration of the agreement, the remaining shares of common stock shall be returned to the Company free and clear of all liens. The Company recorded the value of these shares of common stock as a stock loan receivable which is presented as a contra-equity account in the accompanying consolidated balance sheets. At December 31, 2019, the Company wrote off the accrued interest income as Latinex did not perform any payment and the Company has no mean to enforce this payment. Latinex agreed in principle to return the pledged 4,005 restricted   shares to the Company for cancellation. The 4,005 restricted shares have not yet been returned to the Company as of June 30, 2022.

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

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022 and 2021 (Unaudited)

Note 18 – Concentrations

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments. There have been no losses in these accounts through June 30, 2022.

Customers

For the three months ended June 30, 2022, our Company earned net revenues of $344,981. $3,381 of Sales derived from eBay, and $341,600 of sales were derived from Amazon sales.

For the six months ended June 30, 2022, our Company earned net revenues of $614,951. $45,000 sales were derived from providing IT consulting services to a related party and $569,951 sales were derived from e-commerce sales. The IT consulting service was terminated during the quarter ended June 30, 2022.

Note 19 – Income Taxes

No income tax expense reflected in the consolidated statements of operations for the six months ended June 30, 2022 and 2021. The Company has a $485,102 net income during the six months ended June 30, 2022 but it was mainly from the gain of change in fair value in derivative of $3,150,739 and it is a non-taxable event so would have a taxable loss, and continue to record a valuation allowance.

Note 20 – Subsequent Events

Management has evaluated events that occurred subsequent to the end of the reporting period shown herein:

In July 7, 2022 the Company filed a preliminary information statement to the stockholders of record (the “Record Date”) in connection with certain actions to be taken by the written consent by stockholders holding a majority of the voting stock of the Company, dated as of June 28, 2022. The actions to be taken pursuant to the written consent shall be taken on or about mid-August 2022, 20 days after the mailing of this information statement.

The following actions will be taken pursuant to a written consent of stockholders holding a majority of the issued and outstanding voting shares of the Company dated June 28, 2022, in lieu of a special meeting of the stockholders. Such actions will be taken on or about mid-August, 2022:

●	To amend the Company’s Articles of Incorporation, (the “Articles of Incorporation”) to increase the number of authorized shares of common stock, par value $0.00001 per share (the “Common Stock”), of the Company from 2,000,000,000 shares to 10,000,000,000 shares.

●	(i) authorize the Company’s Board of Directors to effect, in its sole discretion, a reverse stock split of the Common Stock in a ratio of up to 1-for-500 (the “Reverse Stock Split”), and (ii) authorize the filing of an amendment to the Company’s Articles of Incorporation to implement the Reverse Stock Split and any other action deemed necessary to effectuate the Reverse Stock Split, without further approval or authorization of stockholders, at any time prior to December 31, 2023.

A DEFINITIVE INFORMATION STATEMENT WAS MAILED TO ALL SHAREHOLDERS OF RECORDS ON JULY 21, 2022

Subsequent common stock issuance

Subsequent to June 30, 2022, there were multiple note holders elected to convert $198,900 principal amount into 150,000,000 shares of the Company’s common stock.

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

This section of the report should be read together with Footnotes of the Company audited financials for the year ended December 31, 2021, the unaudited statements of operations for the three ended June 30, 2022 and 2021 are compared in the sections below.

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

GBT Tokenize Joint Venture (totally Impaired in 2021)

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

In addition, GBT Tokenize and Gonzalez entered into a Consulting Agreement in which Gonzalez is engaged to provide services for $33,333 per month payable quarterly which may be paid in shares of common stock calculated by the amount owed divided by the Company’s 10-day VWAP. Gonzalez will provide services in connection with the development of the business as well as GBT Tokenize’s capital raising efforts. The term of the Consulting Agreement is two years. During the year ended December 31, 2021, Gonzalez assigned all his accrued balances of $424,731 to Stanley Hills in a private transaction that the Company is not part to. The closing of the Tokenize Agreement occurred on March 9, 2020.

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

On May 28, 2021, the parties agreed to amend the Tokenize Agreement to expand territory granted for the Technology Portfolio under the license to GBT Tokenize to include the entire continental United States. The Company has further agreed to issue GBT Tokenize an additional 14,000,000 shares of common stock of the Company. The shares were valued at $15,400,000. At March 31, 2020, the Company evaluated the carrying amount of this joint venture investment and determined it was fully impaired and recorded an impairment charge of $5,500,000 was taken. At December 31, 2021, the Company evaluated the carrying amount of this joint venture investment and determined that this investment was fully impaired and as a result an impairment charge of $15,400,000. Although the investment was impaired, the product development is still ongoing. The carrying amount of this investment at June 30, 2022 and December 2021, was $0 and $0, respectively.

Magic Agreement

As explained above, on April 11, 2022 the Company, through its wholly owned subsidiary, Greenwich International Holdings, a Costa Rica corporation (“Greenwich”), entered into a Master Joint Venture and Territorial License Agreement (the “Tokenize Agreement”) with Magic International Argentina FC, S.L. (“Magic”) and Tokenize which replaced a prior joint venture entered between the parties.

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

On June 16, 2022 the parties amended the Tokenize Agreement to further define the constitution of the Board of Directors. As such, Section 4.2 of the Tokenize Agreement was amended and restated to provide that the Board of GBT Tokenize Corp. shall consist of two Directors, one of whom shall be appointed by GBT Tokenize Corp. and the other shall be appointed by the Company.

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

The GTX Notes bear 10% interest and 50% of the principal may be converted into shares of common stock on a one-time basis   at $0.01 per share. The remaining 50% of the principal must be paid in cash.

The closing occurred on April 12, 2022.

Revenue Sharing Agreement – Variable Interest Entity (VIE)

On February 18, 2022, the Company, effective March 1, 2022 entered into a Revenue Sharing Agreement (“RSA”) with Mahaser LTD. (“Mahaser”) pursuant to which the Company acquired the opportunity to share in revenues generated by Mahaser with respect to e-commerce sales through the online retail platform in the United States of America. Mahaser owns an e-commerce platform as a store which is the legal, exclusive owner of Ravenholm Electronics. The Company will operate the e-commerce platform and will be entitled to 95% for all revenue generated by and received by Mahaser for the period from March 1, 2022 through December 31, 2022. The RSA provides that the Company will be entitled to appoint a manager to Mahaser. As consideration, the Company will pay Mahaser $100,000 no later than March 1, 2022 and issue Mahaser 1,000,000 shares of the Company’s restricted common stock. The Company shall have no obligations to make any further payments to Mahaser. For any further extensions, the Company will have the option to extend the RSA for annual payment of $200,000, which can be payable with the Company’s shares of common stock payable based on 20 days VWAP prior to issuance. On March 16, 2022 the parties entered into Amendment No. 1 to the to the RSA, where all consideration to be paid or issued to Mahaser will be deferred until such time where the e-commerce platform generated in cumulative revenue of $1,000,000. The Company accounts for the RSA as a consolidated variable interest entity (“VIE”) for the period ended June 30, 2022. On March 31, 2022, the parties entered into Amendment No. 2 to the RSA, where Mahaser agreed to pay the Company 100% per year for all revenue generated by and received by seller from the sales by Amazon within the United States of America as follows for the period from March 1, 2022 through December 31, 2022. The Company will be responsible for 100% of the cost of goods sold as well. In addition, the Company is entitled to earn 100% revenues and cost of goods sold of the test run period from February 1, 2022 to February 28, 2022.

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

Results of Operations:

Three months ended June 30, 2022 and 2021

A comparison of the statements of operations for the three months ended June 30, 2022 and 2021 is as follows:

			Change
	2022	2021	$	%
Sales	$344,981	$—	344,981	100%
Consulting income – related party	—	45,000	(45,000)	-100%
Total sales	344,981	45,000	299,981	667%
Cost of goods sold	179,471	—	179,471	100%
Gross profit	165,510	45,000	120,510	268%

Operating expenses	926,342	16,100,213	(15,173,871)	-94%
Loss from operations	(760,832)	(16,055,213)	15,294,381	-95%
Other expense	(2,680,306)	(10,993,442)	8,310,972	-76%
Loss before provision for income taxes	(3,441,137)	(27,048,655)	23,605,353	-87%
Provision for income taxes	—	—	—	0%
Net loss	$(3,441,137)	$(27,048,655)	23,605,353	-87%

For the three months ended June 30, 2021, our Company earned net revenues of $45,000. All sales were derived from providing IT consulting services to a related party.

For the three months ended June 30, 2022, our Company earned net revenues of $344,981. All sales were derived from Amazon that commenced in the first quarter of 2022  .

Operating expenses for the three months ended June 30, 2022 were $926,342, compared to $16,100,213 for the period in 2021. The decrease of $15,173,871, or 94% was principally due to an decrease in one time impairment of assets of $15,400,000 incurred in same period of 2021.

Other expense for the three months ended June 30, 2022 was $2,680,306, compared to $10,993,442 for the period in 2021. The decrease of $8,310,972, or 76% was principally due to an increase in the change in fair value of derivative liability.

Net loss for the three months ended June 30, 2022 was $3,441,137 compared to $27,048,655 for the period in 2021 due to the factors described above.

Six months ended June 30, 2022 and 2021

A comparison of the statements of operations for the six months ended June 30, 2022 and 2021 is as follows:

			Change
	2022	2021	$	%
Sales	$569,951	$—	569,951	100%
Consulting income - related party	45,000	90,000	(45,000)	-50%
Total sales	614,951	90,000	524,951	583%
Cost of goods sold	388,458	—	388,458	100%
Gross profit	226,493	90,000	136,493	152%

Operating expenses	1,932,744	16,940,471	(15,007,727)	-89%
Loss from operations	(1,706,251)	(16,850,471)	15,144,220	-90%
Other income (expense)	2,191,352	(15,573,793)	17,762,981	-114%
Income (loss) before provision for income taxes	485,102	(32,424,264)	32,907,201	-101%
Provision for income taxes	—	—	—	0%
Net income (loss)	$485,102	$(32,424,264)	32,907,201	-101%

For the six months ended June 30, 2021, our Company earned net revenues of $90,000. All sales were derived from providing IT consulting services to a related party.

For the period ended June 30, 2022, our Company earned net revenues of $614,951. $45,000 sales were derived from providing IT consulting services to a related party, and $569,951 sales were derived from Amazon that commenced in the first quarter of 2022. The IT consulting service was terminated in the second quarter of 2022.

Operating expenses for the six months ended June 30, 2022 were $1,932,744, compared to $16,940,471 for the 2021 period. The decrease of $15,007,727, or 89%was principally due to a decrease in one time impairment of assets of $15,400,000 which incurred in 2021 period.

Other income (expense) for the six months ended June 30, 2022 was $2,191,352, compared to $(15,573,793) for the same period in 2021. The decrease of $17,762,981, or 114%was principally due to an increase in the change in fair value of derivative liability of $3,943,925 and decrease in one time loss on debt modification of $13,777,480 which incurred in 2021 period.

Net income (loss) for the six months ended June 30, 2022 was $485,102 compared to $(32,424,264) for 2021 period due to the factors described above.

Liquidity and Capital Resources

Going Concern

The accompanying condensed CFS were prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $304,096,671 and has a working capital deficit of $24,370,394 as of June 30, 2022, which raises substantial doubt about its ability to continue as a going concern.

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

Our cash and restricted cash were $390,326 and $0 at June 30, 2022 and December 31, 2021, respectively. Cash provided by (used in) operating activities during the six months ended June 30, 2022 was $235,328, compared to $(946,462) during 2021 period. The amount provided by operating activities for the six months ended June 30 2022 was primarily related to a net income of $482,938 and offset by amortization of debt discount of $307,879, gain in fair value of derivative liability of $3,150,739, loss on investment of $240,000. Our working capital position changed by going from a working capital deficit of $28,388,581 at December 31, 2021 to a working capital deficit of $24,372,558 at June 30, 2022.

Cash flows used in investing activities were $275,000 during the period ended June 30, 2022, compared to $0 for 2021 period. The increase is due to the Stock Purchase Agreement with Marko Radisic and Touchpoint Group Holdings, Inc., the Intellectual Property License and Royalty Agreement with Touchpoint Group Holdings, Inc. and the series agreements with GTX Corp.

Cash from financing activities for the period ended June 30, 2022 was $349,002, compared to $851,884 for 2021 period. The change was primarily due to a decrease in proceeds from convertible notes of $651,884, and an increase in proceed from sales of common stock of $231,865 and an increase in proceeds from related party of $575,516 and repayments to related party of $558,379. Cash from financing activities for the period ended June 30, 2021 was due to the issuance of convertible notes and notes payable in 2021 of $851,884.

We sustained net income of $485,102 for the six months ended June 30, 2022. In addition, we had a working capital deficit of $24,370,394 and accumulated deficit of $304,096,671 at June 30, 2022.

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

Actual sales of shares of Common Stock to GHS under the Equity Financing Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Common Stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. For the six months ended June 30, 2022, the Company received $231,866 as proceeds from the equity purchase agreement for issuance of 5,500,000 registered common shares.

$10,000,000 for GBT Technologies S. A. acquisition (assigned to a third-party Igor 1 Corp)

In accordance with the acquisition of GBT Technologies, S.A., a Costa Rican corporation (“GBT-CR”) the Company issued a convertible note in the principal amount of $10,000,000. The convertible note bears interest of 6% and was payable at maturity on December 31, 2021. At the election of the holder, the convertible note can be converted into a maximum of 20,000 shares of Series H Preferred Stock. Each share of Series H Preferred Stock is convertible, at the option of the holder but subject to the Company increasing its authorized shares of common stock, into such number of shares of common stock of the Company as determined by dividing the Stated Value ($500 per share) by the conversion price ($10 per share). On May 19, 2021, the Company, IGOR 1 Corp, and Gonzalez GBTCR (none related parties) entered into a Mutual Release and Settlement Agreement and Irrevocable Assignment of Note Balance Principal and Accrued Interest (the “Gonzalez Agreement”). Pursuant to the Gonzalez Agreement, without any party admission of liability and to avoid litigation, the parties has agreed to (i) extend the GBT Convertible Note maturity date to December 31,2022, (ii) amend the GBT Convertible Note terms to include a beneficial ownership blocker of 4.99% and a modified conversion feature to the GBT Convertible Note with 15% discount to the market price during the 20 trading day period ending on the latest complete trading day prior to the conversion date and (iii) provided for an assignment of the GBT Convertible Note by Gonzalez to a third party. As a result of the change in terms of this convertible note, the Company took a charge related to the modification of debt of $13,777,480 during the year ended December 31, 2021.

During the year ended December 31, 2021, IGOR 1 converted $1,284,600 of the convertible note into 4,185,650 shares of the Company’s common stock. Also, on June 24, 2021, the Company transferred 5,500,000 SURG shares received as repayment of $660,000 of this convertible note (See Note 4).

As of June 30, 2022, the note had an outstanding balance of $6,728,731 and accrued interest of $1,778,497.

Glen Eagles Acquisition LP

On July 8, 2019, the Company entered a Consulting Agreement with Glen Eagles Acquisition LP (“Glen”) as consultant to provide services in connection with the Company’s acquisition of 25% of GBT-CR. Consultant will provide analysis, interaction with related professional and other services as requested by the Company to integrate and expand capabilities between GBT-CR and the Company. The Company shall pay Glen $1,000,000 through the issuance of a 6% Convertible Note. At the election of Glen, the Convertible Note can be converted into a maximum of 2,000 shares of Series H Preferred Stock. Each share of Series H Preferred Stock is convertible, at the option of the holder but subject to the Company increasing its authorized shares of common stock, into such number of shares of common stock of the Company as determined by dividing the Stated Value ($500 per share) by the conversion price ($10 share). The Series H Preferred Stock has no liquidation preference, does not pay dividends and the holder of Series H Preferred Stock shall be entitled to one vote for each share of common stock that the Series H Preferred Stock may be convertible into. In addition, the Company entered into an Amendment of a Common Stock Purchase Warrant held by Glen to acquire nine million shares of common stock that had been assigned to Glen by Guardian Patch LLC. Pursuant to the amendment, the Company agreed to provide that the Common Stock Purchase Warrant may be exercised on a cashless basis and provided a beneficial ownership limitation of 4.99%. On or about June 23, 2020, the Company and AltCorp entered into agreements with SURG and Glen Eagles Acquisition LP (“Glen”) into series of agreements regarding the $4,000,000 SURG Note. Glen converted in full its $1,000,000 convertible note that was issued by the Company on July 8, 2019 plus $50,000 of accrued interest, into $1,050,000 of a SURG Note via an assignment of a portion ($1,050,000 of a $4,000,000 face value) of the $4,000,000 SURG Note. In addition, the Company entered into a consulting agreement with Glen for which the Company shall pay to Glen $200,000 via an assignment of a portion ($200,000 of a $4,000,000 face value) of the $4,000,000 SURG Note. Glen in turn converted all its $1,250,000 considerations received into 2,500,000 SURG shares. Per the final settlement agreement with Surge and per allocation of settlement funds agreement, Glen credit balance for the end of 2021 was $662,500 which included $425,000 credit derived from said settlement (which was paid January 2022), where the open aged credit balance derived from the above, along with cash infusion with Glen as off the date of this report is $412,500.

RWJ Acquisition Note

In connection with the acquisition of RWJ in September 2017, the Company issued a note. The note accrues interest at 3.5%, was due on December 31, 2019 and was secured by the assets purchased in the acquisition. The Company contests the validity of the note, as such the note has not been repaid as of June 30, 2022  . (See Item 3 – Legal Proceedings). The balance of the note at June 30, 2022 is $2,600,000 plus accrued interest of $446,239.

Redstart Holdings Corp.

On September 21, 2021, the Company entered into a Securities Purchase Agreement with Redstart pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 7”) of $244,500 for a purchase price of $203,750. The Redstart Note No. 7 has a maturity date of December 22, 2022 and the Company has agreed to pay interest on the unpaid principal balance of the Redstart Note No. 7 at the rate of 2.5% from the date on which the Redstart Note No. 7 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 7, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 7. The transactions described above closed on September 28, 2021. The outstanding principal amount of the Redstart Note No. 7 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 7 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 7), the Redstart Note No. 7 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 7. On or about March 28, 2022 Redstart converted $35,000 of this note into 369,198 common shares of the Company. During the six months ended June 30, 2022, Redstart converted the entire note into 7,656,951 shares of the Company’s common stock. As of June, 30, 2022, the note had an outstanding balance of $0 and accrued interest of $0.

Sixth Street Lending LLC – named changed - 1800 Diagonal Lending LLC

First Note

On November 8, 2021, the Company entered into a Securities Purchase Agreement with Sixth Street Lending LLC (“Sixth Street”) pursuant to which the Company issued to Sixth Street a Convertible Promissory Note (the “Sixth Street Note”) of $124,200 for a purchase price of $103,500. The Sixth Street Note has a maturity date of February 8, 2023 and the Company has agreed to pay interest on the unpaid principal balance of the note at the rate of 6% from the date on which the note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment including a prepayment to Sixth Street as set forth in the Sixth Street Note. The outstanding principal amount of the note may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Sixth Street may convert the note into shares of the Company’s common stock at a conversion price equal to 85% of the average of the two lowest trading prices with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Sixth Street Note), the note shall become immediately due and payable and the Company shall pay to Sixth Street, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Sixth Street Note. During the three months ended June 30, 2022, Sixth Street converted the entire note into 26,343,190 shares of the Company’s common stock. As of June, 30, 2022, the note had an outstanding balance of $0 and accrued interest of $0.

Second Note

On May 5, 2022, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending LLC, an accredited investor (“DL”), pursuant to which the Company issued to DL a Convertible Promissory Note (the “DL Note”) of $244,500 for a purchase price of $203,500. The DL Note has a maturity date of August 4, 2023 and the Company has agreed to pay interest on the unpaid principal balance of the DL Note at the rate of 6.0% from the date on which the DL Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the DL Note at any time from the Issue Date and continuing through 180 days following the Issue Date, provided it makes a payment including a prepayment premium to DL as set forth in the DL Note. The transactions described above funded on May 9, 2022.

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

Stanley Hills LLC Convertible Note Payable

The Company entered into a series of loan agreements with Stanley Hills LLC (“Stanley”) pursuant to which it received more than $1,000,000 (the “Debt”) since May 2019 up to December 2019. On February 26, 2020, in order to induce Stanley to continue to provide funding, the Company and Stanley entered into a letter agreement providing that the current note payable balance due to Stanley of $1,214,900 may be converted into shares of common stock of the Company at a conversion price equal to 85% multiplied by the lowest one trading price for the common stock during the 20-trading day period ending on the latest complete trading day prior to the conversion date. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. Stanley has agreed to restrict its ability to convert the Debt and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. During the year ended December 31, 2021, Stanley converted $1,231,466 of its convertible note plus interest into 4,420,758 shares of the Company’s common stock, and during the year ended December 31, 2021, Stanley loaned the Company an additional $325,000. Also, during the year ended December 31, 2021, the Company transferred the SURG shares received as repayment of $800,000 of this convertible note (See Note 4) and converted $126,003 of accrued interest into the principal balance. During the year ended December 31, 2021, Gonzalez assigned all his accrued balances of $424,731 to Stanley in a private transaction that the Company is not part to. The balance of the Stanley convertible note payable at June 30, 2022 and December 31, 2020 was $116,605 and $116,605, respectively. The unpaid interest of the Stanley convertible note payable at June 30, 2022 and December 31, 2020 was $14,154 and $8,372, respectively. The Stanley debt was secured via a pledge agreement on the SURG shares.

Stanley Hills LLC Accounts Payable

On January 1, 2021, SURG, AltCorp and Stanley entered into a Mutual Release and Settlement Agreement (“Settlement Agreement”) after Stanley sued SURG. Pursuant to the terms of the Settlement Agreement, SURG agreed to amend the AltCorp Exchange Agreement where SURG acknowledged a debt of $3,300,000 (the “Debt”) to be paid in 33 monthly payments of $100,000 payable in shares of common stock of SURG at a per share price equal the volume weighted average price of Surg’s common stock during the 10 trading days immediately preceding the issuance. The Company paid $650,000 in cash and the remaining by shares. The SURG common stock issued to Altcorp have been pledged since August 12, 2020 for the benefit of Stanley to secure Stanley’s note payable by the Company. Accordingly, the SURG Common Stock issued to AltCorp as a result of the Settlement Agreement were pledged to Stanley. As of December 31, 2021 there were no surge shares pledges after the final settlement signed on December 22, 2021 and replaced all prior settlement agreement. As of June 30, 2022, the Company recorded an outstanding payable balance to Stanley $317,174.

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

Presentation of Financial Statements

The accompanying financial statements have been prepared in accordance with U.S. GAAP.

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

Note Receivable

On September 18, 2020, the Company entered into a Purchase and Sale Agreement with Mr. LightHouse LTD., an Israeli corporation (“MLH”) pursuant to which the Company agreed to sell and assign to MLH, effective July 1, 2020 all the shares, and certain specified liabilities, of Ugopherservices Corp. (“UGO”), a wholly owned subsidiary of the Company, in consideration of $100,000 to be paid through the delivery of a promissory note payable to the Company (the “Note”), upon the terms and subject to the limitations and conditions set forth in the Note. There is no material relationship between the Company, on one hand, and MLH, on the other hand. At December 31, 2020, the Company determined that this note receivable was not collectible and took an impairment charge of $100,000. During July 2021, MLH effected a $50,000 payment on the Note. During April 2022, MLH effected a second payment for additional $50,000 on the Note exhausting the Note balance.

Stock Loan Receivable

On January 8, 2019, the Company entered into a Stock Pledge Agreement with Latin American Exchange Latinex Casa de Cambio, S.A., a Costa Rica corporation (“Latinex”), to provide that Latinex may maintain its required regulatory capital as required by various regulators. The Company has pledged 4,005 restricted shares of its common stock valued at $7,610,147 (based on the closing price on the grant date) for a term of three years in consideration of an annual payment of $375,000 paid in quarterly installments of $93,750. In lieu of cash payment, Latinex may pay the Company in virtual currency of WISE Network S.A. valued at a 50% discount of its offering price of $10 per token. In the event that Latinex’s required capital has decreased below $5,000,000, Latinex is permitted to sell the pledged shares of common stock only in an amount to ensure that Latinex can satisfy the required capital levels. The Company must consent to such sale of the shares of common stock, which may not be unreasonably withheld. Upon expiration of the agreement, the remaining shares of common stock shall be returned to the Company free and clear of all liens. The Company has recorded the value of these shares of common stock as a stock loan receivable which is presented as a contra-equity account in the accompanying consolidated balance sheets. At December 31, 2019, the Company wrote off the accrued interest income as Latinex did not perform any payment and the Company has no mean to enforce this payment. Latinex agreed in principle to return the pledged 4,005 restricted shares to the Company for cancellation. The 4,005 restricted shares have not yet been returned to the Company as of June 30, 2022.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of June 30, 2022 and December 31, 2021, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

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

Revenues are recognized under Topic 606 in a manner that reasonably reflects the delivery of its services to customers in return for expected consideration and includes the following elements:

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

E-Commerce sales –

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

Unearned revenue

Unearned revenue represents the net amount received for the purchase of products that have not seen shipped to the Company’s customers. In 2018, the Company ran pre-sales efforts for its pet tracker product and received prepayments for its product. In addition, during 2018, the Company received $200,000 in connection with an intellectual property license and royalty agreement. On January 28, 2022 awarded the Company with injunction against RWJ Defendants, where all fee funds generating from resale should be deposited into GBT blocked account, and therefore RWJ Defendants cannot use these funds without court order - $15,326 been credited as unearned revenue until court final decision. The Company has $249,159 and $249,384 of unearned revenue at June 30, 2022 and December 31, 2021, respectively.

Contract liabilities

On February 22, 2022, the Company entered into an Intellectual Property License and Royalty Agreement with Touchpoint Group Holdings, Inc. (“Touchpoint” or “TGHI”) pursuant to which the Company granted TGHI a worldwide license for its technologies for a term of five years in the domains of Internet of Things (IoT) and Artificial Intelligence enabled mobile technologies pertaining to the Company’s digital currency technology (the “Technology”). GBT will charge TGHI earned royalties based on actual uses by TGHI of the Technology resulting from revenue attributable to the use, performance or other exploitation of the Technology, to the extent applicable, after deducting any taxes that the Company may be required to collect, and deducting any international sales, goods and services, value added taxes or similar taxes which the Company is required to pay, if any, excluding deductions for taxes on the Company net income. TGHI agreed to issue the Company 10,000,000 shares of common stock of TGHI in the fair value of $50,000 as a one-time fee in consideration of the Company entering this Intellectual Property License and Royalty Agreement, which was booked contract liabilities and amortized over the five-year term. The Company have yet to earn any royalty income in relation to this agreement as of June 30, 2022. The contract liabilities as of June 30, 2022 and December 31, 2021 was $46,444 and $0, respectively.

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

The following table summarizes the carrying amount of the assets and liabilities of Mahaser included in the Company’s consolidated balance sheets (after elimination of intercompany transactions and balances) as of June 30, 2022:

Assets of consolidated variable interest entity (“VIE”) included in the consolidated balance sheets above (after elimination of intercompany transactions and balances) consist of:	2022
Current assets:
Cash and cash equivalents	$8,899
Inventory	17,053
Total current assets	$25,951

Liabilities of consolidated VIE included in the consolidated balance sheets above (after elimination of intercompany transactions and balances) consist of:
Current liabilities
Due to related party	$10,238

Total current liabilities	$10,238

Statements of operations of consolidated VIE included in the consolidated statements of operations above (after elimination of intercompany transactions and balances) consist of:
Statements of operations
Sales	$569,951
Cost of goods sold	388,458
Gross profit	181,493
General and administrative expenses	145,305
Net Gain	$36,188

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

On December 3, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with Discover Growth Fund, LLC (the “Investor”) pursuant to which the Company issued a Senior Secured Redeemable Convertible Debenture (the “Debenture”) of $8,340,000. In connection with the issuance of the Debenture and pursuant to the terms of the SPA, the Company issued a Common Stock Purchase Warrant to acquire up to 225,000 shares of common stock for a term of three years (the “Warrant”) on a cash-only basis at an exercise price of $100 per share with respect to 50,000 Warrant Shares, $75 with respect to 75,000 Warrant Shares and $50 with respect to 100,000 Warrant Shares. The holder may not exercise any portion of the Warrants to the extent that the holder would own more than 4.99% of the Company’s outstanding common stock immediately after exercise. The outstanding principal amount may be converted at any time into shares of the Company’s common stock at a conversion price equal to 95% of the Market Price less $5 (the conversion price is lowered by 10% upon the occurrence of each Triggering Event – the current conversion price is 75% of the Market Price less $5). The Market Price is the average of the 5 lowest individual daily volume weighted average prices during the period the Debenture is outstanding. On May 28, 2019, the Investor delivered to the Company a “Notice of Default and Notice of Sale of Collateral” (the “Notice”). On December 23, 2019, in arbitration between the Company and the Investor, an Interim Award was entered in favor of the Investor. On January 31, 2020, the Company was informed that a final award was entered (the “Final Award”). The Final Award affirms that certain sections of the Debenture constitute unenforceable liquidated damages penalties and were stricken. Further, it was determined that the Investor was entitled to recovery of their attorney’s fees. Consequently, the arbitrator awarded Investor $4,034,444 plus interest of 7.25% accrued from May 15, 2019 and costs $55,613. On February 18, 2020, the Company filed a motion with the United States District Court District of Nevada (the “Nevada Court”) to confirm the Final Award and a motion to consolidate Investor’s application to confirm the Final Award filed in the U.S. District Court of the Virgin Islands (Case No: 3 :20-cv-00012-CVG-RM) (the “Virgin Island Court”). On February 27, 2020, the Nevada Court denied the Company’s motion to confirm the Final Award and motion to consolidate and further decided that the confirmation of the Final Award should be litigated in the Virgin Island Court. As such, on February 27, 2020, the Company filed a Notice of Entry of Order as well as a Motion to Confirm the Arbitration Award, address the outstanding issues regarding whether Investor’s rights are subordinated to other creditors and, thereafter, oversee a commercially reasonable foreclosure sale (Case No: 3 :20-cv-00012-CVG-RM). It was the Company’s position that the Final Award must first be confirmed and all questions regarding the rights of Investor relative to those of other creditors must be determined before any foreclosure sale can proceed. It is further the position of the Company that the previously disclosed foreclosure sale scheduled by Investor is being conducted in a commercially unreasonable manner and that if Discover proceeded forward with the foreclosure sale it did so at its own risk. Nevertheless, on February 28, 2020, Investor advised that it conducted a sale of the Company’s assets. As the date of this report Investor failed to present a deed of sale for the alleged sale that allegedly took place as noticed. The Company filed with Virgin Island Court the motions disputing the validity of the alleged sale. On July 28, 2020, Investor filed in the State of Nevada a motion for attorneys fees of $48,844 and cost of $716. The Company filed an answer on August 11, 2020. On October 16, 2020, Investor motion for attorneys fees of $48,844 and cost of $716 was denied. The balance was included in accounts payable for the unearned settlement. As of June 30, 2022, this case is still pending with the Federal court and the Court has not taken any substantive action in the matter as of the date of this report.

GBT Technologies, S.A.

On September 14, 2018, the Company entered into an Exclusive Intellectual Property License and Royalty Agreement (the “GBT License Agreement”) with GBT-CR, a fully compliant and regulated crypto currency exchange platform that currently operates in Costa Rica as a decentralized crypto currency platform, pursuant to which, among other things, the Company granted to GBT-CR an exclusive, royalty-bearing right and license relating intellectual property relating to systems and methods of converting electronic transmissions into digital currency as reflected in that certain patent filed with the United Stated Patent and Trademark Office on or about June 14, 2018 (EFS ID: 32893586; Application Number: 16008069; Type: Utility under 35 USC 111(a); Confirmation Number: 6787)(collectively, the “Digital Currently Technology”). Pursuant to the GBT License Agreement, the Company granted GBT-CR an exclusive worldwide license to use the Digital Currency Technology to make, use, sell, lease or otherwise commercialize and dispose of products and devices utilizing the Digital Currently Technology. Under the terms of the GBT License Agreement, the Company is entitled to receive a royalty of 2% of gross revenue of each licensed product sold by GBT-CR during the period starting in which revenue is first generated using the licensed products and continuing for five years thereafter. Upon signing the GBT-CR License Agreement, GBT-CR paid the Company $300,000 which is nonrefundable. The Company has recognized the $300,000 as revenue during the years ended December 31, 2018. Upon GBT-CR making available for sale (the “Commercial Event”) an ICO (Initial Coin Offering) (the “Coin”), GBT-CR will make a payment to the Company of $5,000,000. Further, upon the Commercial Event, GBT-CR will grant the Company the ability to acquire 30% of the Coin at a 30% discount of such offering price of the Coin. The GBT License Agreement commenced as of the signing date and, unless terminated in accordance with the termination provisions of the GBT License Agreement, shall remain in force until the expiration of the patent pertaining to the Digital Currency Technology; provided that the right to use trade, secrets shall survive the expiration of the GBT License Agreement provided the Company has not terminated. Prior to the signing of the GBT License Agreement, GBT-CR advanced $200,000 to the Company, which the parties agreed will be applied toward the $5,000,000 fee when it becomes due. The $200,000 is recorded as unearned revenue at December 31, 2018 and reclassified to accrued expense as of June 30, 2022 and December 31, 2021. On February 27, 2020 GBT Technologies, S.A., as successor in interest to Hermes Roll, LLC had notified the Company that it was in default on its Amended and Restated Territorial License Agreement (“ARTLA”) dated June 15, 2015 and that the ARTLA had been cancelled and rescinded.

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

On or about July 9, 2021 the Company filed a lawsuit in District Court in Clack County Nevada – Department 19 (Case number A-21-837631-C) against Terry Taylor and TTSG Holdings, Inc for breach of contract, breach of covenant of Good Faith and Fair Dealing, Unjust Enrichment and declaratory relief for failure of providing consulting services per contract they entered. The Company is demanding the return of 12,000,000 shares issued, return of the $5,000 payments, recission of the consulting agreement, and attorney’s fees and costs. The lawsuit is still pending as of the date of this report. As Terry Taylor and TTSG Holdings, Inc failed to appear to a Notice of Deposition, the Company filed for a summery judgment.

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

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2022, the Company had the following transactions in its common stock:

●	issued an aggregate of 369,198 for the conversion of convertible notes of $35,000; and

●	issued 463,303 shares to GHS from Equity Financing Agreement for gross consideration of $68,308, The value of the shares of was determined based on the Equity Financing.

During the three months ended June 30, 2022 the Company had the following transactions in its common stock:

●	issued an aggregate of 288,672,073 for the conversion of convertible notes of $1,660,370 and accrued interest of $6,491; and

●	issued 150,000,000 shares to GBT Tokenize for certain joint venture agreement between Magic International Argentina FC, S.L. and the Company (See note 16). The value of the shares of $1,500 was determined based on the FV of the Company.; and

●	issued 500,000,000 shares to Metaverse for certain equity method investment (see note 16). The value of the shares of $5,000 was determined by management; and

●	issued 5,036,697 shares to GHS from Equity Financing Agreement for gross consideration of $163,559, The value of the shares of was determined based on the Equity Financing.

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

On May 5, 2022, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending LLC, an accredited investor (“DL”) pursuant to which the Company issued to DL a Convertible Promissory Note (the “DL Note”) of $244,500 for a purchase price of $203,500. The DL Note has a maturity date of August 4, 2023 and the Company has agreed to pay interest on the unpaid principal balance of the DL Note at the rate of 6.0% from the date on which the DL Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the DL Note, provided it makes a payment including a prepayment to DL as set forth in the DL Note. The transactions described above funded on May 9, 2022.

The outstanding principal amount of the DL Note may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, DL may convert the DL Note into shares of the Company’s common stock at 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the DL Note), the DL Note shall become immediately due and payable and the Company shall pay to DL, in full satisfaction of its obligations hereunder, additional amounts as set forth in the DL Note. In no event shall DL be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by DL and its affiliates would exceed 4.99% of the outstanding shares of the common stock of the Company.

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

Subsequent to June 30, 2022, multiple note holders elected to convert $198,900 principal amount into 150,000,000 shares of the Company’s common stock.

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

Following the sale of UGO, the Company noticed third parties (including SURG, via its asset manager) to wire the UGO funds to its new bank account. SURG never answered the notice. SURG is the clearing house for UGO. The Company noticed certain third parties that it intends to take legal actions to resolve this issue. On November 12, 2020 the Company filed a complaint in the United States District Court – District of Nevada - Case 2:20-cv-02078 against RWJ, Mr. Bauer, Mr. Jackson and against W.L. Petrey Wholesale Company Inc for fraud, breach of contract, Unjust Enrichment and other claims. On January 28, 2022 the court awarded the Company with injunction against RWJ defendants, where all fee funds generating from resale should be deposited into GBT blocked account, and therefore RWJ defendants cannot use these funds without court order, neither the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On January 28, 2022, the Company entered into a Stock Purchase Agreement with Marko Radisic (the “Seller”) and Touchpoint Group Holdings, Inc. (“TGHI”) pursuant to which the Company acquired 10,000 shares of Series A Convertible Preferred Stock (the “Touchpoint Preferred”) from the Seller $125,000. The Touchpoint Preferred is convertible into 10,000,000 shares of common stock of Touchpoint. On February 22, 2022, the Company entered into an Intellectual Property License and Royalty Agreement with Touchpoint Group Holdings, Inc. (“Touchpoint” or “TGHI”) pursuant to which the Company granted TGHI a worldwide license for its technologies for a term of five years in the domains of Internet of Things (IoT) and Artificial Intelligence enabled mobile technologies pertaining to the Company’s digital currency technology (the “Technology”). GBT will charge TGHI earned royalties based on actual uses by TGHI of the Technology resulting from revenue attributable to the use, performance or other exploitation of the Technology, to the extent applicable, after deducting any taxes that the Company may be required to collect, and deducting any international sales, goods and services, value added taxes or similar taxes which the Company is required to pay, if any, excluding deductions for taxes on the Company net income. TGHI agreed to issue the Company 10,000,000 shares of common stock of TGHI in the fair value of $50,000 as a one-time fee in consideration of the Company entering this Intellectual Property License and Royalty Agreement, which was booked as other related party income. The Company have yet to earn any royalty income in relation to this agreement as of June 30, 2022.

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

The Tokenize Agreement provides that the Company shall contribute 150,000,000 shares of common stock of the Company (“GBT Shares”) to Tokenize. Sergio Fridman is the manager of Magic and the beneficial owner of all outstanding securities of Magic. Magic will contribute cash of $250,000 into Tokenize for a promissory note and agreed to further fund Tokenize with all funds reasonably needed for implementation of the business purposes as described in the Tokenize Agreement. The GBT Shares will not be transferable for a period of five years.

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

Metaverse Agreement

On June 10, 2022, the Company, entered into a Joint Venture and Territorial License Agreement (the “Metaverse Agreement”) with Ildar Gainulin and Maria Belova (“IGMB”). Under the Metaverse Agreement, the parties formed Metaverse Kit Corp., a Nevada corporation (“Metaverse Kit”). The purpose of Metaverse Kit is to develop, maintain and support source codes for its proprietary technologies and comprehensive platform that combines a core virtual reality platform and an extended set of real-world functions to provide a metaverse experience initially within the area of sports and then expanding into virtual worlds of entertainment, live events, gaming, communications and other cross over product opportunities (the “Meta Portfolio”). Under the Metaverse Agreement, IGMB agreed to provide Metaverse Kit with the licensed technology and expertise, as requested and mutually agreed to by Company and IGMB. In connection therewith, the parties entered an Asset Purchase Agreement concurrently with the Metaverse Agreement whereby IGMB sold Metaverse Kit all source codes pertaining to the Meta Portfolio. Further, IGMB provided an exclusive license to Metaverse Kit throughout the world for the invented product/service and the related platforms relating to the Meta Portfolio and to use the know how to develop, manufacture, sell, market and distribute the Meta Portfolio throughout the world The Company shall contribute 500,000,000 shares of common stock of the Company (“GBT Shares”) to Metaverse Kit. IGBM and the Company will each own 50% of Metaverse Kit. The Company pledged its 50% ownership in Metaverse Kit to Igor 1 Corp. to secure a convertible note held by Igor 1 Corp. The Company shall appoint two directors and IGBM shall appoint one director of Metaverse Kit.

In addition, Metaverse Kit, IGMB and Elentina Group, LLC (“Elentina”) entered into a Consulting Agreements in which IGBM and Elentina, each were engaged to provide services for $25,000 per month payable quarterly which may be paid in shares of common stock calculated by the amount owed divided by the Company’s 10-day VWAP. IGBM and Elentina will provide services in connection with the development of the business as well as Metaverse Kit’s capital raising efforts. The term of the Consulting Agreement is two years.

The closing of the Metaverse Agreement occurred on June 13, 2022 and the Company recorded par value of $5,000 as on the closing date.

On June 16, 2022 the parties amended the Meta Agreement to further define the constitution of the Board of Directors. As such, Section 4.2 of the Meta Agreement was amended and restated to provide that the Board of Metaverse Kit Corp. shall consist of two Directors, one of whom shall be appointed by Ildar Gainulin and Maria Belova and the other shall be appointed by the Company.

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

ITEM 6. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Previous independent registered public accounting firm

On May 27, 2022 (the “Termination Date”), the Company terminated BF Rogers CPA PC (the “Former Auditor”) as the independent registered public accounting firm of the Company. Other than an explanatory paragraph included in the Former Auditor’s audit report for the Registrant’s fiscal years ended December 31, 2021 and 2020 relating to the uncertainty of the Company’s ability to continue as a going concern, the audit reports of the Former Auditor on the Company’s financial statements for the fiscal years ended December 31, 2021 and 2020 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle. During the years ended December 31, 2021 and 2020 and through the date of this Current Report on Form 8-K, the Company has not had any disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the Former Auditor’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such years.

During the years ended December 31, 2021 and 2020 and through the date of the Termination Date, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company requested our Former Auditor furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements, which they did.

New independent registered public accounting firm

On May 27, 2022 (the “Engagement Date”), the Company engaged M.S. Madhava Rao (“New Auditor”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2022. The decision to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors. During the two most recent fiscal years and through the Engagement Date, the Company has not consulted with the New Auditor regarding either:

1. application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that the New Auditor concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2. any matter that was either the subject of a disagreement (as defined in Regulation S-K, Item 304(a)(1) (iv) and the related instructions) or reportable event (as defined in Regulation S-K, Item 304(a)(1)(v)).

ITEM  7. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

No.	Description
3.1	Certificate of Incorporation of Forex International Trading Corp. (1)
3.2	Bylaws of Forex International Trading Corp. (1)
3.3	Certificate of Designation for Series A Preferred Stock (2)
3.4	Certificate of Designation for Series B Preferred Stock (3)
3.5	Certificate of Designation – Series C Preferred Stock (4)
3.6	Amendment to the Certificate of Designation for the Series B Preferred Stock (5)
3.7	Amendment to the Certificate of Designation for the Series C Preferred Stock(5)
3.8	Certificate of Change filed pursuant to NRS 78.209 (6)
3.9	Articles of Merger filed pursuant to NRS 92.A.200 (6)
3.10	Certificate of Amendment to the Articles of Incorporation of Gopher Protocol Inc. (8)
3.11	Certificate of Change dated July 10, 2019 (23)
3.12	Articles of Merger by and between Gopher Protocol Inc. and GBT Technologies Inc. dated July 10, 2019(23)
3.13	Certificate of Correction to the Certificate of Change (24)
3.14	Certificate of Correction to the Articles of Merger by and between Gopher Protocol Inc. and GBT Technologies Inc. dated July 10, 2019 (24)
3.15	Certificate of Amendment to the Articles of Incorporation of GBT Technologies Inc. dated September 23, 2019(26)
3.16	Certificate of Designation for Series B Preferred Stock (7)
3.17	Certificate of Designation of the Preferences, Rights and Limitations of the Series G Convertible Preferred Stock (15)
3.18	Series H Convertible Preferred Stock Certificate of Designation (21)
4.1	Form of Warrant issued to Robert Warren Jackson, Gregory Bauer, Michael Murray and Guardian Patch, LLC dated September 1, 2017 (14)
4.2	Balloon Note payable by Gopher Protocol Inc. to RWJ Advanced Marketing, LLC dated September 1, 2017 (14)
4.3	Form of Warrant issued to Derron Winfrey, Dennis Winfrey, Mark Garner and JIL Venture dated March 1, 2018 (16)
4.4	Note payable by Gopher Protocol Inc. to ECS, LLC dated March 1, 2018 (16)
4.5	Stock Option issued to Kevin Pickard dated April 16, 2018 (17)
4.6	Stock Option issued to Muhammad Khilji dated April 25, 2018 (18)
4.7	6% Convertible Note payable to Pablo Gonzalez dated June 17, 2019 (21)
4.8	Convertible Note payable to Glen Eagles Acquisition LP (22)
4.9	Amendment to Common Stock Purchase Warrant between Gopher Protocol Inc. and Glen Eagles Acquisition LP (22)
4.10	Second Amendment to Promissory Note between GBT Technologies Inc. and Ilaid Research and Trading LP dated July 20, 2020 (29)
4.11	Convertible Promissory Note August 4, 2020 issued to Redstart Holdings Corp. (30)
4.12	Fourth Amendment to Promissory Note between GBT Technologies Inc. and Iliad Research and Trading, L.P. dated May 14, 2020 – Executed May 19, 2021(31)
4.13	Convertible Promissory Note May 26, 2021 issued to Redstart Holdings Corp. – Executed on May 27, 2021 (32)

4.14	Fifth Amendment to Promissory Note between GBT Technologies Inc. and Iliad Research and Trading LP dated August 19, 2021 executed August 20, 2021 (33)
4.15	Convertible Promissory Note September 21, 2021 issued to Redstart Holdings Corp. – Executed on September 24, 2021, and Funded on September 28, 2021 (34)
4.16	Amended Loan Authorization and Agreement between GBT Technologies Inc. and U.S. Small Business Administration dated October 1, 2021 (35)
4.17	Convertible Promissory Note dated November 8, 2021 issued to Sixth Street Lending LLC (36)
4.18	Description of Securities (40)
4.19	Convertible Promissory Note dated May 4, 2022 issued to 1800 Diagonal Lending LLC (42)
10.1	Territorial License Agreement dated March 4, 2015, by and between Gopher Protocol Inc. and Hermes Roll LLC (7)
10.2	Amended and Restated Territorial License Agreement dated June 16, 2015 by and between Gopher Protocol Inc. and Hermes Roll LLC (9)
10.3	Letter Agreement dated August 20, 2015 by and between Gopher Protocol Inc. and Dr. Danny Rittman (10)
10.4	Letter Agreement dated March 14, 2016 by and between Gopher Protocol Inc. and Dr. Danny Rittman. (11)
10.5	Amended and Restated Employment Agreement by and between Gopher Protocol Inc. and Dr. Danny Rittman dated April 19, 2016 (12)
10.6	Letter Agreement between the Company and Danny Rittman dated June 29, 2017 (13)
10.7	Asset Purchase Agreement between Gopher Protocol Inc. and RWJ Advanced Marketing, LLC dated September 1, 2017 (14)
10.8	Addendum to Asset Purchase Agreement between Gopher Protocol Inc. and RWJ Advanced Marketing, LLC dated September 1, 2017 (14)
10.9	Employment Agreement between Gopher Protocol Inc. and Gregory Bauer dated September 1, 2017 (14)
10.10	Asset Purchase Agreement between Gopher Protocol Inc. and ECS Prepaid LLC dated March 1, 2018 (16)
10.11	Employment Agreement between Gopher Protocol Inc. and Derron Winfrey dated March 1, 2018(16)
10.12	Employment Agreement between Gopher Protocol Inc. and Mark Garner dated March 1, 2018(16)
10.13	Agreement between Gopher Protocol Inc. and Mobiquity Technologies, Inc. dated September 4, 2018 (19)
10.14	Exclusive Intellectual Property License and Royalty Agreement between Gopher Protocol Inc. and GBT Technologies, S.A. dated September 14, 2018 (20)
10.15	Letter Agreement between Gopher Protocol Inc. and Dr. Danny Rittman dated September 14, 2018 (20)
10.16	Exchange Agreement entered into between Gopher Protocol Inc., Altcorp Trading LLC, GBT Technologies, S.A., a Costa Rica company and Pablo Gonzalez dated June 17, 2019 (21)
10.17	Consulting Agreement entered into between Gopher Protocol Inc. and Glen Eagles Acquisition LP (22)
10.18	Letter Agreement between Mobiquity Technologies, Inc. and GBT Technologies Inc. executed August 2, 2019 Delivered August 6, 2019 (39)
10.19	Stock Purchase Agreement between Mobiquity Technologies, Inc. and GBT Technologies Inc. Dated September 10, 2019 (25)
10.20	Stock Purchase Agreement between Marital Trust GST Subject U/W/O Leopold Salkind and GBT Technologies Inc. dated September 10, 2019 (25)
10.21	Letter Agreement between GBT Technologies Inc. and Stanley Hills LLC dated February 26, 2020 (27)
10.22	Amendment to Promissory Note between GBT Technologies Inc. and Iliad Research and Trading, L.P. dated February 27, 2020 (27)
10.23	Order dated February 27, 2020 issued by the United States District Court District of Nevada (27)
10.24	Joint Venture and Territorial License Agreement by and between GBT Technologies Inc. and Tokenize-It S.A. dated March 6, 2020 (28)
10.25	Consulting Agreement by and between Pablo Gonzalez and GBT Tokenize Corp. dated March 6, 2020 (28)
10.26	Pledge Agreement by and between GBT Tokenize Corp. and Tokenize-It S.A., dated March 6, 2020 (28)
10.27	Securities Purchase Agreement dated August 4, 2020 between GBT Technologies Inc. and Redstart Holdings Corp. (30)
10.28	Securities Purchase Agreement dated November 8, 2021 between GBT Technologies Inc. and Sixth Street Lending LLC (36)

10.29	Equity Financing Agreement between GBT Technologies Inc. and GHS Investments LLC dated December 17, 2021 (37)
10.30	Registration Rights Agreement between GBT Technologies Inc. and GHS Investments LLC dated December 17, 2021 (37)
10.31	Resolution of Purchase, Mutual Release and Settlement Agreement by and among GBT Technologies Inc. and Parties Listed Therein December 22, 2021(38)
10.33	Form of Claim Purchase Agreement dated April 12, 2022 (41)
10.34	Finders Fee Agreement between JH Darbie & Co. and GBT Technologies Inc. dated October 14, 2021 (39)
10.35	Master Joint Venture and Territorial License Agreement by and between GBT Technologies Inc. and Magic International Argentina FC SL (41)
10.36	Pledge Agreement by and between GBT Tokenize Corp and Magic International Argentina FC SL (41)
10.37	Securities Purchase Agreement dated May 4, 2022 between GBT Technologies Inc. and 1800 Diagnol Lending LLC (42)
10.38	Joint Venture and Territorial License Agreement by and between GBT Technologies Inc. and Ildar Gainulin and Maria Belova. (43)
10.39	Asset Purchase Agreement by and between Metaverse Kit Corp and Ildar Gainulin and Maria Belova (43)
10.40	Consulting Agreement by and between Metaverse Kit Corp and Ildar Gainulin and Maria Belova (43)
10.41	Consulting Agreement between Metaverse Kit Corp and Elentina Group, LLC(43)
10.42	Pledge Agreement by and between GBT Technologies Inc. and Igor 1 Corp. (43)
10.43	Amendment No. 1 to the Joint Venture and Territorial License Agreement by and between Ildar Gainulin and Maria Belova and GBT Technologies Inc. (44)
10.44	Amendment No. 1 to the Joint Venture and Territorial License Agreement by and between Magic Internacional Argentina FC, SL and GBT Technologies Inc. (44)
10.45	Amendment No. 1 to the Joint Venture Agreement by and between Bitspeed LLC and GBT Technologies Inc. (44)
31.1	Certification of Chief Executive Officer (Principal Executive and Financial Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer (Principal Executive and Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Form S-1 Registration Statement filed with the SEC on September 9, 2009.
(2)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 6, 2011
(3)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 14, 2012
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 27, 2012.
(5)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 20, 2012.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 18, 2015
(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 12, 2015
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 1, 2015
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 16, 2015
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 21, 2015
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2016
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 20, 2016
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 30, 2017
(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 7, 2017
(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 3, 2018

(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 21, 2018
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 18, 2018
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 26, 2018.
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 9, 2018.
(20)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 18, 2018.
(21)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on June 19, 2019.
(22)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on July 12, 2019.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 15, 2019.
(24)	Incorporated by reference to the Form -8-K Current Report filed with the Securities and Exchange Commission on August 5, 2019.
(39)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 7, 2019.
(25)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 16, 2019.
(26)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 25, 2019.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 2, 2020.
(28)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 11, 2020.
(29)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 24, 2020.
(30)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 10, 2020.
(31)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 21, 2021.
(32)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 1, 2021.
(33)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on August 23, 2021.
(34)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 29, 2021.
(35)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 6, 2021.
(36)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 11, 2021
(37)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 20, 2021
(38)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 28, 2021
(39)	Incorporated by reference to the Form S-1 Registration Statement filed with the Securities and Exchange Commission on January 12, 2022
(40)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on March 25, 2022
(41)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on April 18, 2022
(42)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 10, 2022
(43)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 15, 2022.
(44)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 21, 2022.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

GBT TECHNOLOGIES INC.
(Registrant)

Date: August 10, 2022	By:	/s/ Mansour Khatib
Mansour Khatib
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)