Form 10-Q
period 2022-09-30
GBT Technologies Inc.
filed 2022-11-14
CIK 1471781

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.00001 par value	1,206,818,392 Common Shares
(Class)	(Outstanding at November 11, 2022)

GBT TECHNOLOGIES INC.

Item 1: Condensed consolidated financial statements

GBT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	September 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Current Assets:
Cash	$130,642	$155,106
Funds in escrow	394,694	—
Cash held in trust	—	112,942
Accounts Receivable	19,227	—
Inventory	7,158	—
Notes receivable	194,821	—
Other receivable	—	3,750,000
Inventory in transit	43,872
Due from related party	30,049	—
Marketable securities	40,942	—
Total current assets	861,405	4,018,048
Total assets	$861,405	$4,018,048

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$5,901,663	$6,896,263
Accrued settlement	4,090,057	4,090,057
Unearned revenue	249,159	249,384
Contract liabilities	43,944	—
Convertible notes payable, current	6,549,832	8,109,436
Convertible notes payable, related party	116,605	116,605
Notes payable, current	38,196	2,612,397
Notes payable, related party	140,000	140,000
Derivative liability	5,787,760	10,192,485
Total current liabilities	22,917,216	32,406,629

Noncurrent Liabilities:
Convertible note payable, noncurrent, net of discount of $0 and $88,403	—	35,797
Note payable, noncurrent	311,804	337,603
Total noncurrent liabilities	311,804	373,400

Total liabilities	23,229,020	32,780,029

Stockholders’ Deficit:
Series B Preferred stock, $0.00001 par value; 20,000,000 shares authorized;	—	—
Series C Preferred stock, $0.00001 par value; 10,000 shares authorized;	—	—
Series D Preferred stock, $0.00001 par value; 100,000 shares authorized;	—	—
Series G Preferred stock, $0.00001 par value; 2,000,000 shares authorized;	—	—

Series H Preferred stock, $0.00001 par value ($500.00 stated value); 40,000 shares authorized;	—	—

Common stock, $0.00001 par value; 2,000,000,000 shares authorized; 1,183,741,469 and 5,133,489 shares issued and outstanding at September 30, 2022 and December 31, 2021	11,838	332
Treasury stock, at cost; 21 shares at September 30, 2022 and December 31, 2021	(643,059)	(643,059)
Stock loan receivable	(7,610,147)	(7,610,147)
Additional paid in capital-	288,199,959	284,072,666
Accumulated deficit	(302,326,206)	(304,581,773)
Total stockholders’ deficit	(22,367,615)	(28,761,981)
Total liabilities and stockholders’ deficit	$861,405	$4,018,048

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales	$201,495	$—	$771,446	$—
Sales - related party	45,000	45,000	90,000	135,000
Total sales	246,495	45,000	861,446	135,000
Cost of goods sold	141,545	—	530,003	—
Gross profit	104,950	45,000	331,443	135,000

Operating expenses:
General and administrative	167,411	723,706	538,663	1,931,963
Marketing	87,900	182,692	521,200	514,906
Professional	378,226	—	1,506,418	—
Impairment of assets	—	—	—	15,400,000
Total operating expenses	633,537	906,398	2,566,281	17,846,869

Loss from operations	(528,587)	(861,398)	(2,234,838)	(17,711,869)

Other income (expense):
Amortization of debt discount	(54,132)	(220,095)	(362,011)	(686,732)
Change in fair value of derivative liability	(354,869)	627,784	2,795,870	(165,402)
Interest expense and financing costs	(261,858)	(326,222)	(731,251)	(1,473,712)
Realized gain on marketable equity security	—	—	—	11,000
Loss on debt modification	—	—	—	(13,777,480)
Gain on RJW settlement	3,012,633	—	3,012,633	—
Gain on bad debt	—	—	50,000	—
Change in fair value of marketable securities	(50,537)	—	(290,537)	—
Licensing income – related party	7,814	350,000	15,699	950,000
Total other income (expense)	2,299,051	431,467	4,490,403	(15,142,326)

Income (loss) before income taxes	1,770,464	(429,931)	2,255,565	(32,854,195)

Income tax expense	—	—	—	—

Income (loss) from operations	1,770,464	(429,931)	2,255,565	(32,854,195)

Net income (loss)	$1,770,464	$(429,931)	$2,255,565	$(32,854,195)

Weighted average common shares outstanding:
Basic	1,108,371,904	26,154,579	1,426,061,998	16,522,673
Diluted	5,198,401,226	26,154,579	5,516,091,320	16,522,673
Net loss per share (basic and diluted):
Basic	$0.00	$(0.02)	$0.00	$(1.99)
Diluted	0.00	(0.02)	0.00	(1.99)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(unaudited)

								Total
					Stock	Additional		Stockholders’
	Common Stock		Treasury Stock		Loan	Paid-in	Accumulated	Equity/
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	(Deficit)
Balance, December 31, 2021	33,200,198	$332	$1,040	$(643,059)	$(7,610,147)	$284,072,666	$(304,581,773)	$(28,761,981)

Common stock issued for conversion of convertible debt and accrued interest	369,198	4	—	—	—	34,996	—	35,000
Fair value of beneficial conversion feature of converted	—	—	—	—	—	49,504	—	49,504
Common stock issued for cash	463,303	4	—	—	—	68,304	—	68,308
Net loss	—	—	—	—	—	—	3,926,239	3,926,239

Balance, March 31, 2022	34,032,699	$340	$1,040	$(643,059)	$(7,610,147)	$284,225,470	$(300,655,534)	$(24,682,930)

Common stock issued for conversions	288,672,073	2,887	—	—	—	1,663,973	—	1,666,861
Fair value of derivative liability due to conversions	—	—	—	—	—	1,571,238	—	1,571,238
Common stock issued for cash	5,036,697	50	—	—	—	163,508	—	163,559
Common stock issued for JV - Tokenize	150,000,000	1,500	—	—	—	(1,500)	—	—
Equity Method Investment - Meta	500,000,000	5,000	—	—	—	(5,000)	—	—
Net loss	—	—	—	—	—	—	(3,441,137)	(3,441,137)

Balance, June 30, 2022	977,741,469	$9,777	$1,040	$(643,059)	$(7,610,147)	$287,617,690	$(304,096,671)	$(24,722,409)

Common stock issued for conversions	206,000,000	2,060	—	—	—	268,240	—	270,300
Fair value of derivative liability due to conversions	—	—	—	—	—	314,029	—	314,029
Common stock issued for cash			—	—	—	—	—	—
Common stock issued for JV - Tokenize			—	—	—	—	—	—
Equity Method Investment - Meta			—	—	—		—	—
Net loss	—	—	—	—	—	—	1,770,464	1,770,464

Balance, September 30, 2022	1,183,741,469	$11,837	$1,040	$(643,059)	$(7,610,147)	$288,199,959	$(302,326,207)	$(22,367,615)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(unaudited)

								Total
					Stock	Additional		Stockholders’
	Common Stock		Treasury Stock		Loan	Paid-in	Accumulated	Equity/
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	(Deficit)
Balance, December 31, 2020	5,133,489	$51	$1,040	$(643,059)	$(7,610,147)	$251,046,191	$(270,651,339)	$(27,858,303)

Common stock issued for conversion of convertible debt and accrued interest	4,483,717	45	—	—	—	3,122,803	—	3,122,848
Common stock issued for services	245,000	2	—	—	—	281,748	—	281,750
Fair value of beneficial conversion feature of converted	—	—	—	—	—	9,207,107	—	9,207,107
Net loss	—	—	—	—	—	—	(5,375,609)	(5,375,609)

Balance, March 31, 2021	9,862,206	98	1,040	(643,059)	(7,610,147)	263,657,849	(276,026,948)	(20,622,207)

Common stock issued for conversion of convertible debt and accrued interest	720,311	7	—	—	—	592,698	—	592,705
Common stock issued for joint venture	14,000,000	140	—	—	—	15,399,860	—	15,400,000
Fair value of beneficial conversion feature of converted	—	—	—	—	—	522,349	—	522,349
Net loss	—	—	—	—	—	—	(27,048,655)	(27,048,655)

Balance, June 30, 2021	24,582,517	245	1,040	(643,059)	(7,610,147)	280,172,756	(303,075,603)	(31,155,808)

Common stock issued for conversion of convertible debt and accrued interest	3,155,026	32	—	—	—	1,540,425	—	1,540,457
Common stock issued for joint venture	—	—	—	—	—	1,135,462	—	1,135,462
Fair value of beneficial conversion feature of converted	—	—	—	—	—	522,349	—	522,349
Net loss	—	—	—	—	—	—	(429,931)	(429,931)

Balance, September 30, 2021	27,737,543	277	1,040	(643,059)	(7,610,147)	283,370,992	(303,505,534)	(28,387,471)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2022		2021
Cash Flows From Operating Activities:
Net income (loss)		$2,255,565	$(32,854,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount		362,011	686,732
Change in fair value of derivative liability		(2,795,870)	165,402
Excess of debt discount and financing costs		34,175	609,265
Shares issued for services		—	281,750
Loss on modification of debt		—	13,777,480
Impairment loss		—	15,400,000
Realized (gain) on market equity security		—	(11,000)
Payment of other income with marketable securities		—	(800,000)
Change in fair value of market equity security		290,538	—
Gain on settlement		(3,012,633)	—

Changes in operating assets and liabilities:
Account receivable		(19,227)
Other receivable		3,745,179	—
Inventory in transit		(43,872)	—
Cash held in trust		—	224,516
Inventory		(7,158)	—
Unearned revenue		(225)	—
Contract liabilities		(6,056)	—
Accounts payable and accrued expenses		(469,014)	1,562,039
Net cash provided by (used in) operating activities		333,414	(958,011)

Cash Flows From Investing Activities:
Investment to GTX		(150,000)	—
Investment to TGHI		(125,000)	—
Net cash used in investing activities		(275,000)	—

Cash Flows From Financing Activities:
Issuance of convertible notes		300,000	1,231,636
Issuance of note receivable		(190,000)	—
Proceeds from sales of common stock		231,864	—
Repayments to related party		(664,225)	—
Proceeds from related party		634,176	—
Net cash provided by financing activities		311,816	1,231,636

Net increase in cash		370,230	273,625

Cash, beginning of period		155,106	113,034

Cash, end of period		$525,336	$386,659

Cash paid for:
Interest		$—	$—
Income taxes		$—	$—

Supplemental non-cash investing and financing activities
Debt discount related to convertible debt		$325,916	$641,100
Reduction in derivative liability due to conversion		$1,934,771	$10,864,918
Shares issued for conversion of convertible debt		$1,972,164	$5,256,010
Equity Method Investment		$—	$424,731
Share issuance for JV Metaverse		$5,000	$—
Share issuance for JV Tokenize		$1,500	$—
Transfer of accounts payable to convertible note	$		$424,731
Transfer of accounts payable to convertible note	$		$202,899

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022 and 2021 (Unaudited)

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

GBT Technologies Inc. (the “Company”, “GBT”, or “GTCH”) was incorporated on July 22, 2009 under the laws of the State of Nevada. The Company targets building an intellectual properties portfolio for growing markets such as development of Internet of Things (IoT) and Artificial Intelligence (AI) enabled networking and tracking technologies, including wireless mesh network technology platform and fixed solutions, development of an intelligent human body vitals device, asset-tracking IoT, and wireless mesh networks. The Company derived revenues from (i) the provision of IT consulting or licensing services; and (ii) from selling electronic products through e-commerce platforms.

On February 18, 2022, the Company, effective March 1, 2022 entered into a Revenue Sharing Agreement (“RSA”) with Mahaser LTD. (“Mahaser”) pursuant to which the Company shares revenues generated by Mahaser with respect to e-commerce sales through the online retail platform in the United States of America.

The unaudited condensed consolidated financial statements (“CFS”) are prepared by the Company, pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results expected for the year ending December 31, 2022.

Basis of Presentation

The accompanying CFS were prepared in conformity with U.S. GAAP.

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022 and 2021 (Unaudited)

Stock Splits Increase Authorized

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

●	To amend the Company’s Articles of Incorporation, (the “Articles of Incorporation”) to increase the number of authorized shares of common stock, par value $0.00001 per share (the “Common Stock”), of the Company from 2,000,000,000 shares to 10,000,000,000 shares. This action concluded on August 11, 2022.

●	(i) authorize the Company’s Board of Directors to effect, in its sole discretion, a reverse stock split of the Common Stock in a ratio of up to 1-for-500 (the “Reverse Stock Split”), and (ii) authorize the filing of an amendment to the Company’s Articles of Incorporation to implement the Reverse Stock Split and any other action deemed necessary to effectuate the Reverse Stock Split, without further approval or authorization of stockholders, at any time prior to December 31, 2023. This action was not commenced by the Company’s board.

Going Concern

The accompanying CFS were prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $302,326,206 and a working capital deficit of $22,055,811 as of September 30, 2022, which raises substantial doubt about its ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through some private placement offerings of debt and equity securities. These CFS do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of CFS in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the CFS and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates in the accompanying financial statements include leases, valuation of derivatives and valuation allowance on deferred tax assets.

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022 and 2021 (Unaudited)

Principles of Consolidation

The accompanying CFS include the accounts of the Company and its subsidiaries; the Company’s 50% owned subsidiaries GBT Tokenize Corp; and GBT BitSpeed (currently inactive) Corp. and the Company’s 50% owned subsidiary, Gopher Protocol Costa Rica Sociedad De Responsabilidad Limitada (currently inactive ), a wholly owned subsidiary, AltCorp Trading LLC, a Costa Rica company (“AltCorp” currently inactive), Greenwich International Holdings, a Costa Rica corporation (“Greenwich” currently inactive) and Mahaser Ltd., a variable interest entity. All significant intercompany transactions and balances were eliminated in consolidation.

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

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022 and 2021 (Unaudited)

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly-liquid debt instruments with original maturities of three months or less. As of September 30, 2022 and December 31, 2021, the Company did not have any cash equivalents.

Funds in Escrow

Restricted cash is $375,000 as part of the SURG settlements proceeds that needs to stay in escrow and $19,694 restricted cash that the court on January 28, 2022 awarded the Company with injunction against RWJ defendants, where all funds generating from resale should be deposited into GBT blocked account, and therefore RWJ defendants cannot use these funds without court order, neither the Company. According to below settlement agreement made on September 26, 2022, these funds held in escrow and no longer restricted.

The Company entered into the Confidential Settlement Agreement and Mutual Release (“RJW Agreement”) by and between RWJ Advanced Marketing, LLC, Robert Warren Jackson, Gregory Bauer (collectively the “RJW Parties”) and W.L. Petrey Wholesale Company, Inc., (“Petrey”) on one hand; and GBT Technologies Inc., on behalf of itself and its agents (collectively the GBT Parties”), on the other hand. The Company the RJW Agreement effective September 26, 2022 with final signatures delivered to the Company on or about October 5, 2022. Among other agreements (see Contingencies) the parties agreed and stipulated to release all funds currently being held in a blocked account of $19,694 with 50% distributed to the RWJ Parties and 50% to the Company or its assignee.

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

Note Receivable Paid-Off

On September 18, 2020, the Company entered into a Purchase and Sale Agreement with Mr. LightHouse LTD., an Israeli corporation (“MLH”) pursuant to which the Company agreed to sell and assign to MLH, effective July 1, 2020 all the shares, and certain specified liabilities, of Ugopherservices Corp. (“UGO”), a wholly owned subsidiary of the Company for $100,000 to be paid through the delivery of a promissory note payable to the Company (the “Note”), upon the terms and subject to the limitations and conditions set forth in the Note. At December 31, 2020, the Company determined this note was not collectible and took an impairment charge of $100,000. During July 2021, MLH effected a $50,000 payment on the Note. During April 2022, MLH effected a second payment for additional $50,000 on the Note exhausting the Note balance.

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022 and 2021 (Unaudited)

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if they contain derivatives or have contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value “FV” and is then re-valued at each reporting date, with changes in the FV reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of September, 30, 2022 and December 31, 2021 (audited), the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

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

At September 30, 2022 and December 31, 2021, the Company identified the following assets and liabilities that are required to be presented on the balance sheet at FV:

Description	Fair Value As of September 30, 2022	Fair Value Measurements at September 30, 2022 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$5,787,760	$—	$5,787,760	$—
Marketable securities	$40,942	$40,942	$—	$—

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022 and 2021 (Unaudited)

Description	Fair Value As of December 31, 2021	Fair Value Measurements at December 31, 2021 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$10,192,485	$—	$10,192,485	$—

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

Revenue Recognition

Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on January 1, 2018. The Company’s revenue recognition disclosure reflects this new standard.

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

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022 and 2021 (Unaudited)

e-commerce sales –

●	Identify the contract(s) with a customer. ASC 606 defines a contract as “an agreement between two or more parties that creates enforceable rights and obligations”. Since this is an e-commerce sale on the Amazon or eBay websites, the Company just followed the general terms on Amazon or eBay websites and the customer entered into a contract with the Company based on the product listed on the Amazon or eBay websites;

●	Identify the performance obligations in the contract. According to the contract, the Company is responsible for operation exclusively. The Company is entitled to all revenue which is being paid by Amazon or eBay into a designated bank account and the Company is responsible for all product acquisitions as well as shipments. The only performance obligations were the electronic products that were listed on Amazon or eBay websites and the Company determined each order is one single obligation;

●	Determine the transaction price. The transaction price set to be the listed price on the Amazon or eBay websites.;

●	Allocate the transaction price to the performance obligations in the contract.; and

●	Recognize revenue when the Company satisfies a performance obligation. Sales are being recognize upon shipment.

Unearned revenue

Unearned revenue is the net amount received for the purchase of products that have not seen shipped to the Company’s customers. On November 12, 2020 the Company filed a complaint in the United States District Court – District of Nevada - Case 2:20-cv-02078 against RWJ Advanced Marketing, LLC, Greg Bauer, and Warren Jackson and against W.L. Petrey Wholesale Company Inc (the “RWJ Defendants”) for fraud, breach of contract, Unjust Enrichment and other claims. On January 28, 2022, the court awarded the Company with an injunction against RWJ Defendants, where all fee funds generating from resale should be deposited into a GBT blocked account and, therefore, RWJ Defendants cannot use these funds without court order. $19,694 been credited as unearned revenue until the court’s final decision. The Company has $249,159 and $249,384 of unearned revenue at September 30, 2022 and December 31, 2021 (audited), respectively. The Company entered into a Confidential Settlement Agreement and Mutual Release (“RJW Agreement”) by and between RWJ Defendants and the Company effective September 26, 2022 (see Contingencies)

Contract liabilities

On February 22, 2022, the Company entered into an Intellectual Property License and Royalty Agreement with Touchpoint Group Holdings, Inc. (“Touchpoint” or “TGHI”) pursuant to which the Company granted TGHI a worldwide license for its technologies for five years in the domains of Internet of Things (IoT) and Artificial Intelligence enabled mobile technologies pertaining to the Company’s digital currency technology (the “Technology”). GBT will charge TGHI royalties based on actual uses by TGHI of the Technology resulting from revenue attributable to the use, performance or other exploitation of the Technology, to the extent applicable, after deducting any taxes that the Company may be required to collect, and deducting any international sales, goods and services, value added taxes or similar taxes which the Company is required to pay, if any, excluding deductions for taxes on the Company net income. TGHI agreed to issue the Company 10,000,000 shares of common stock of TGHI in the FV of $50,000 as a onetime fee in consideration of the Company entering this Intellectual Property License and Royalty Agreement, which was booked contract liabilities and amortized over the five-year term. The Company has yet to earn any royalty income in relation to this agreement as of September 30, 2022. The contract liabilities as of September 30, 2022 and December 31, 2021 (audited) was $43,944 and $0, respectively (See Footnote 4).

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022 and 2021 (Unaudited)

Variable Interest Entity

On February 18, 2022, the Company, effective March 1, 2022 entered into a Revenue Sharing Agreement (“RSA”) with Mahaser LTD. (“Mahaser”) pursuant to which the Company shares in revenues generated by Mahaser e-commerce sales through the online retail platform in the United States of America. Mahaser owns an e-commerce platform as a store which is the legal, exclusive owner of Ravenholm Electronics. The Company will operate the e-commerce platform and entitled to 95% for all revenue generated by and received by Mahaser from March 1, 2022 through December 31, 2022. The RSA provides that the Company will be entitled to appoint a manager to Mahaser. As consideration, the Company will pay Mahaser $100,000 no later than March 1, 2022 and issue Mahaser 1,000,000 shares of the Company’s restricted common stock. The Company shall have no obligations to make any further payments to Mahaser. For any further extensions, the Company will have the option to extend the RSA for annual payment of $200,000, which can be payable with the Company’s shares of common stock payable based on 20 days VWAP prior to issuance. On March 16, 2022 the parties entered into Amendment No. 1 to the to the RSA, where all consideration to be paid or issued to Mahaser will be deferred until such time where the e-commerce platform generated in cumulative revenue of $1,000,000. On March 31, 2022, the parties entered into Amendment No. 2 to the RSA, where Mahaser agreed to pay the Company 100% per year for all revenue generated by and received by seller from the sales by Amazon within the United States of America as follows from March 1, 2022 through December 31, 2022. The Company will be responsible for 100% of the cost of goods sold as well. In addition, the Company is entitled to earn 100% revenues and cost of goods sold of the period from February 1, 2022 to February 28, 2022.

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

The following table summarizes the carrying amount of the assets and liabilities of Mahaser included in the Company’s consolidated balance sheets at September 30, 2021(after elimination of intercompany transactions and balances):

Assets of consolidated variable interest entity (“VIE”) included in the consolidated balance sheets above (after elimination of intercompany transactions and balances) consist of:
Current assets:
Cash and equivalents	$89,962
Inventory	7,158
Due From related party	30,049
Total current assets	$127,169

Liabilities of consolidated VIE included in the consolidated balance sheets above (after elimination of intercompany transactions and balances) consist of:
Current liabilities
Total current liabilities	$—

Statements of operations of consolidated VIE included in the consolidated statements of operations above (after elimination of intercompany transactions and balances) consist of:
Statements of operations
Sales	$771,446
Cost of goods sold	530,003
Gross profit	241,443
General and administrative expenses	206,743
Net income	$34,700

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022 and 2021 (Unaudited)

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company has no material uncertain tax positions for any of the reporting periods presented and its current on all its tax filings federal and state until 2021 inclusive.

Basic and Diluted Earnings Per Share

Earnings (loss) per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS assumes that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the three and nine months.

	September 30, 2022	September 30, 2021*
Series B preferred stock	45,000	—
Series C preferred stock	700	—
Series H preferred stock	20,000	—
Warrants	70,770	—
Convertible notes	4,088,958,514	—
Total	4,089,094,984	—

*	No dilution for the loss periods ended September 30, 2021.

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022 and 2021 (Unaudited)

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes which amends ASC 740 Income Taxes (ASC 740). This update is intended to simplify accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and amending existing guidance to improve consistent application of ASC 740. This update is effective for fiscal years beginning after December 15, 2021. The guidance in this update has various elements, some of which are applied on a prospective basis and others on a retrospective basis with earlier application permitted. The Company have adopted this ASU on the CFS in the year ended December 31, 2021. The adoption had no material impact on the CFS for the periods ended September 30, 2022.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of a SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted this ASU on the CFS in the year ended December 31, 2021. The adoption had no material impact on the CFS for the periods ended September 30, 2022.

On April 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” (“ASU 2021-04”) to clarify the accounting by issuers for modifications or exchanges of equity-classified warrants. The new ASU is available here and effective for all entities in fiscal years starting after December 15, 2021. Early adoption is permitted. The Company adopted this ASU on the CFS in the year ended December 31, 2021. The adoption had no material impact on the CFS for the periods ended September 30, 2022.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying CFS. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022 and 2021 (Unaudited)

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

Restricted cash is $375,000 as part of the SURG settlements proceeds that needs to stay in escrow and $19,694 restricted cash that the court on January 28, 2022 awarded the Company with injunction against RWJ defendants, where all funds generating from resale should be deposited into GBT blocked account, and therefore RWJ defendants cannot use these funds without court order, neither the Company. According to below settlement agreement made on September 26, 2022, these funds held in escrow and no longer restricted.

The Company entered into a Confidential Settlement Agreement and Mutual Release (“RJW Agreement”) by and between RWJ Defendants and the Company effective September 26, 2022. Said RJW Agreement will remove restriction on cash and cash held in escrow (see Footnote 17 Contingencies).

Note 4 – Marketable Securities

TGHI Agreement

On January 28, 2022, the Company entered into a Stock Purchase Agreement with Marko Radisic (the “Seller”) and Touchpoint Group Holdings, Inc. (“TGHI”) pursuant to which the Company acquired 10,000 shares of Series A Convertible Preferred Stock (the “Touchpoint Preferred”) from the Seller for $125,000. The Touchpoint Preferred is convertible into 10,000,000 shares of common stock of Touchpoint. On February 22, 2022, the Company entered into an Intellectual Property License and Royalty Agreement with TGHI pursuant to which the Company granted TGHI a worldwide license for its technologies for five years in the domains of Internet of Things (IoT) and Artificial Intelligence enabled mobile technologies pertaining to the Company’s digital currency technology (the “Technology”). GBT will charge TGHI earned royalties based on actual uses by TGHI of the Technology resulting from revenue attributable to the use, performance or other exploitation of the Technology, to the extent applicable, after deducting any taxes that the Company may be required to collect, and deducting any international sales, goods and services, value added taxes or similar taxes which the Company is required to pay, if any, excluding deductions for taxes on the Company net income. TGHI agreed to issue the Company 10,000,000 shares of common stock of TGHI in the FV of $50,000 as a one-time fee in consideration of the Company entering this Intellectual Property License and Royalty Agreement, which was booked contract liabilities and amortized over the five-year term. The Company has yet to earn any royalty income order to this agreement as of September 30, 2022.

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022 and 2021 (Unaudited)

TGHI converted the Touchpoint Preferred into 10,000,000 shares of common stock of Touchpoint on February 23,2022 resulting in the Company owning 20,000,000 shares of common stock of Touchpoint in total FV of $6,000 as of September 30, 2022 based on level 1 stock price in OTC markets.

MetAlert (prior name) GTX Agreement

On April 12, 2022, GBT Tokenize Corp (“GBT Tokenize”), a Nevada corporation which the Company owns 50% of the outstanding shares of common stock, entered into a series of agreements with GTX Corp (“GTX”) and various note holders of GTX pursuant to which Tokenize acquired a convertible promissory note of GTX of $100,000 (the “GTX Notes”). In addition, GBT Tokenize acquired 76,923 (GBT acquired 5,000,000 in the original deal, where GTX to perform a corporate action of 1:65 reverse split on September 20, 2022) shares of common stock of GTX for $150,000 - in total FV of $28,462 as of September 30, 2022 based on level 1 stock price in OTC markets.

The GTX Notes bear 10% interest and 50% of the principal may be converted into shares of common stock on a one-time basis at a conversion price of $0.01 per share. The remaining 50% of the principal must be paid in cash. The closing occurred on April 12, 2022.

GTX changed its name into Metalert Inc. on or about September 20, 2022.

On September 30, 2022, GBT Tokenize, loaned MetAlert Inc., a Nevada corporation (f/k/a GTX Corp.) (“MetAlert”) $90,000. For such loan, MetAlert provided Tokenize a promissory note of $90,000 which is due and payable together with interest of 5% upon the earlier of September 19, 2023 or when declared by Tokenize.

MetAlert designs, manufactures and sells various interrelated and complementary products and services in the wearable technology and IoMT (Internet of Medical Things) marketplace.

As of September, 30, 2022, the notes had an outstanding balance of $190,000 and accrued interest of $4,821.

As of September, 30, 2022 and December 31, 2021, the marketable security had a FV of $28,462 and $0, respectively.

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022 and 2021 (Unaudited)

Note 5 – Investment in Surge Holdings, Inc.

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

On March 8, 2020, SURG filed a lawsuit against its transfer agent from transferring millions of SURG stock that is currently in possession by the Company and assigned to Stanley Hills, LLC. On January 1, 2021, SURG, AltCorp and Stanley Hills, LLC (“Stanley”) entered into a Mutual Release and Settlement Agreement (“Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, SURG agreed to amend the AltCorp Exchange Agreement where SURG acknowledged a debt of $3,300,000 (the “Debt”) to be paid in 33 monthly payments of $100,000 payable in shares of common stock of SURG at a per share price equal the VWAP of Surg’s common stock during the 10 trading days immediately preceding the issuance. SURG paid $400,000 in cash and $800,000 by shares. The SURG common stock issued to Altcorp have been pledged since August 12, 2020 for the benefit of Stanley to secure Stanley’s note payable by the Company. Accordingly, the SURG Common Stock issued to AltCorp as a result of the Settlement Agreement were pledged to Stanley. As of December 31, 2021 there were no surge shares pledges after the final settlement signed on December 22, 2021 and that replaced all prior settlement agreement. The final settlement SURG agreed to make total payments of $4,200,000 to the Company’s trust account on or prior to January 7, 2022. This $4.2 million consists of $450,000 paid by SURG in November and December 2021, $100,000 to be paid on or about January 4, 2022, and $3,650,000 to be paid on or prior to January 7, 2022 of which $375,000 will be held in escrow as described before. The $3,750,000 was recorded as other receivable as of December 31, 2021. As of December 31, 2021, the Company recorded an outstanding payable to Stanley of $1,862,928 recorded under accrued expenses.

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

September 30, 2022 and 2021 (Unaudited)

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

The Final Settlement Agreement replaces all prior agreements between the parties. In addition, within three trading days of the last payment of the $4.2 million payment to Stanley being made, the parties shall make filings with the state District Court in Clark County, Nevada to dismiss both lawsuits, including, regarding the lawsuit filed by AltCorp Trading, LLC, the dismissal of the lawsuit as to VStock Transfer, LLC. The parties agreed to a full mutual release of any disputes or claims between the parties.

The final settlement of $3,750,000 was received by the Company in January 2022 and paid out $3,750,000 to the third parties before September 30, 2022.

As the Company committed to assign certain revenue share agreement to SURG as part of the Company’s settlement with RWJ Agreement, on October 5, 2022 and as cumulation of all settlement agreements the Company issued a request to the SURG regarding release of certain escrow funds and the execution of an assignment of rights as contemplated in the aforereferenced agreement (See Footnote 17 Contingencies).

Note 6 – Impaired Investments

1.	Investment in GBT Technologies, S.A.

On June 17, 2019, the Company, AltCorp Trading LLC, a Costa Rica company and a wholly-owned subsidiary of the Company (“AltCorp”), GBT Technologies, S.A., a Costa Rica company (“GBT-CR”) and Pablo Gonzalez, a shareholder’s representative of GBT-CR (“Gonzalez”), entered into and closed an Exchange Agreement (the “GBT Exchange Agreement”) pursuant to which the parties exchanged certain securities. In accordance with the Exchange Agreement, AltCorp acquired 625,000 shares of GBT-CR or 25% of its issued and outstanding shares of common stock from Gonzalez for 20,000 shares of Series H Convertible Preferred Stock of the Company and a Convertible Note of $10,000,000 issued by the Company (the “Gopher Convertible Note”) as well as the transfer and assignment of a Promissory Note payable by Gopher Protocol Costa Rica Sociedad De Responsabilidad Limitada to the Company of $5,000,000 dated February 6, 2019 (of which the underlying security for this Promissory Note is 30,000,000 restricted shares of common stock of Mobiquity Technologies, Inc. (“Mobiquity”) and 60,000,000 restricted shares of common stock of Mobiquity.

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

September 30, 2022 and 2021 (Unaudited)

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

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022 and 2021 (Unaudited)

Through this Joint Venture the parties commenced development of an intelligent human vital signs’ device, which we currently refer to as the qTerm. The platform is an expansion of the existing license agreement with GBT Tokenize Corp., which provided GBT Tokenize Corp. with an exclusive territory of California to develop certain of the Company’s technology. As the nature of the platform cannot be restricted only to California, the Company’s joint venture GBT Tokenize Corp. will be compensated with additional 200,000,000 shares of the Company to strengthen its funding, subject to board approval. A provisional patent application for the qTerm Medical Device was filed on March 30, 2020 with the USPTO. The application assigned serial number 63001564. The Joint Venture completed successfully the first prototype. There is no guarantee the Company will be successful in researching, developing or implementing this product into the market. In order to successfully implement this concept, the Company will need to raise adequate capital to support its research and, if successfully researched, developed and granted regulatory approval, the Company would need to enter into a strategic relationship with a third party that has experience in manufacturing, selling and distributing this product. There is no guarantee the Company will be successful in any or all of these critical steps.

On May 28, 2021, the parties agreed to amend the Tokenize Agreement to expand territory granted for the Technology Portfolio under the license to GBT Tokenize to include the entire continental United States. The Company further agreed to issue GBT Tokenize an additional 14,000,000 shares of common stock of the Company. The shares were valued at $15,400,000.

At March 31, 2020, the Company evaluated the carrying amount of this joint venture investment and determined it was fully impaired and as a result an impairment charge of $5,500,000 was taken. At December 31, 2021, the Company evaluated the carrying amount of this joint venture investment and determined that this investment was fully impaired and as a result an impairment charge of $15,400,000 was taken.

Although the investment was impaired, the product development is still ongoing. The carrying amount of this investment at September 30, 2022 and December 31, 2021 (audited), was $0 and $0, respectively.

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

If the estimated realizable value of our inventory is less than cost, we make provisions in order to reduce it carrying value to its estimated market value. No write down to net realizable value was necessary for the periods ended September 30, 2022 and December 31, 2021.

Note 8 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at September 30, 2022 and December 31, 2021 (audited) consist of the following:

Schedule of accounts payable and accrued expenses
	2022	2021
Accounts payable	$1,089,143	$670,127
Accounts payable – related party	530,000	440,000
Accrued liabilities	660,665	1,170,088
Accrued liabilities – related party	660,735	1,862,928
Accrued interest	2,914,922	2,746,793
Accrued interest – related party	46,198	6,327
Total accounts payable and accrued expenses	$5,901,663	$6,896,263

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022 and 2021 (Unaudited)

Note 9 – Unearned Revenue

Unearned revenue is the net amount received for the purchase of products that have not seen shipped to the Company’s customers. On January 28, 2022, the court awarded the Company an injunction against RWJ Defendants, where all funds generating from resale should be deposited into a GBT blocked account and, therefore, RWJ Defendants cannot use these funds without a court order. $19,694 was credited as unearned revenue until the court’s final decision. The Company entered into a Confidential Settlement Agreement and Mutual Release (“RJW Agreement”) by and between RWJ Defendants and the Company effective September 26, 2022. Said RJW Agreement entitled the RWJ Defendants to 50% of the amounts deposited into blocked account (see Footnote 17 Contingencies).

Note 10 – Accrued Settlement

In connection with a legal matter filed by the Investor of the $8,340,000 Senior Secured Redeemable Convertible Debenture, on December 23, 2019, in the pending arbitration between the Company and the Investor, an Interim Award was entered in favor of the Investor. On January 31, 2020, the Company was informed that a final award was entered (the “Final Award”). The Final Award affirms that certain sections of the Senior Secured Redeemable Convertible Debenture (the “Debenture”) constitute unenforceable liquidated damages penalties and were stricken. Further, it was determined that the Investor was entitled to recovery of attorney’s fees. Consequently, the arbitrator awarded Investor $4,034,444 plus interest of 7.25% accrued from May 15, 2019 (presented separately in accounts payable and accrued expenses) and costs $55,613. In connection with this settlement, the Company recognized a gain on the settlement of debt of $1,375,556 in 2019 as the difference between the carrying amount of the debt and the amount awarded by the arbitrator. As of September, 30, 2022, the award had not been paid. The Company recorded accrued settlement of $4,090,057 at September 30, 2022 and December 31, 2021 (audited), respectively, not including accrued interest.

Note 11 – Convertible Notes Payable, Non-related Partied and Related Party

Convertible notes payable – nonrelated parties at September 30, 2022 and December 31, 2021 (audited) consist of the following:

	September 30, 2022	December 31, 2021
Convertible note payable to IGOR 1 CORP	$6,458,431	$8,055,400
Convertible notes payable to Sixth Street	—	124,200
Convertible notes payable to Redstart Holdings	—	244,500
Convertible notes payable to 1800 Diagonal Lending	360,700	—
Total convertible notes payable, non-related parties	6,819,131	8,424,100
Unamortized debt discount	(269,297)	(278,867)
Convertible notes payable – nonrelated parties	6,574,631	8,145,233
Less current portion	(6,574,631)	(8,109,436)
Convertible notes payable – nonrelated parties, long-term portion	$—	$35,797

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

September 30, 2022 and 2021 (Unaudited)

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

As of September, 30, 2022, the note had an outstanding balance of $6,458,431 including accrued interest of $1,877,901.

Redstart Holdings Corp

On September 21, 2021, the Company entered into a Securities Purchase Agreement with Redstart pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 7”) of $244,500 for $203,750. The Redstart Note No. 7 has a maturity date of December 22, 2022 and the Company agreed to pay interest on the unpaid principal balance of the Redstart Note No. 7 at 2.5% from the date on which the Redstart Note No. 7 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 7, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 7. The transactions described above closed on September 28, 2021. The outstanding principal amount of the Redstart Note No. 7 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 7 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 7), the Redstart Note No. 7 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 7. During the nine months ended September 30, 2022, Redstart converted the entire note into 7,656,951 shares of the Company’s common stock.

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022 and 2021 (Unaudited)

Sixth Street Lending LLC – named changed - 1800 Diagonal Lending LLC

First Note

On November 8, 2021, the Company entered into a Securities Purchase Agreement with Sixth Street Lending LLC (“Sixth Street”) pursuant to which the Company issued to Sixth Street a Convertible Promissory Note (the “Sixth Street Note”) of $124,200 for $103,500. The Sixth Street Note has a maturity date of February 8, 2023 and the Company agreed to pay interest on the unpaid principal balance of the note at 6% from the date on which the note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment including a prepayment to Sixth Street as set forth in the Sixth Street Note. The outstanding principal amount of the note may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Sixth Street may convert the note into shares of the Company’s common stock at a conversion price equal to 85% of the average of the two lowest trading prices with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Sixth Street Note), the note shall become immediately due and payable and the Company shall pay to Sixth Street, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Sixth Street Note. During the nine months ended September 30, 2022, Sixth Street converted the entire note into 26,343,190 shares of the Company’s common stock.

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

Third Note

On September 13, 2022, the Company entered into a Securities Purchase Agreement (dated September 9, 2022) with 1800 Diagonal Lending LLC, an accredited investor (“DL”) pursuant to which the Company issued to DL a Promissory Note (the “DL Note”) in the aggregate principal amount of $116,200 with an original issue discount of $12,450 resulting in net proceeds of the Company of $103,750. The DL Note has a maturity date of September 9, 2023 and the Company has agreed to pay interest on the unpaid principal balance of the DL Note at the rate of 12.0% per annum from the date on which the DL Note is issued (the “Issue Date”). A one-time interest charge of 12% or $13,944 was applied on the Issue Date to the principal amount owed under the DL Note. Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in ten payments each in the amount of $13,014.40 resulting in a total payback to DL of $130,144. The first payment is due October 30, 2022 with nine subsequent payments each month thereafter. The Company shall have a five-day grace period with respect to each payment. The Company has right to accelerate payments or prepay in full at any time with no prepayment penalty. This DL Note shall not be secured by any collateral or any assets of the Company. The outstanding principal amount of the DL Note may not be converted into the Company common shares except in the event of default. In the event of default on the DL Note, DL may convert the DL Note into shares of the Company’s common stock at a conversion price equal to 75% of the lowest trading price with a 10-day look back immediately preceding the date of conversion. In addition, upon the occurrence and during the continuation of an event of default (as defined in the DL Note), the DL Note shall become immediately due and payable and the Company shall pay to DL, in full satisfaction of its obligations hereunder, additional amounts as set forth in the DL Note. In no event shall DL be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by DL and its affiliates would exceed 4.99% of the outstanding shares of the common stock of the Company.

As of September 30, 2022 and December 31, 2021, the nonrelated party convertible notes had total outstanding balance of $6,574,631 and 8,145,233, net of debt discount, and accrued interest of $1,897,794 and $1,547,924, respectively.

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022 and 2021 (Unaudited)

Convertible notes payable – related parties at September 30, 2022 and December 31, 2021 (audited) consist of the following:

	September 30, 2022	December 31, 2021
Convertible note payable to Stanley Hills, related party	$116,605	$116,605
Less current portion	(116,605)	(116,605)
Convertible notes payable, net, related party, long-term portion	$—	$—

Stanley Hills LLC

The Company entered into a series of loan agreements with Stanley Hills LLC (“Stanley”) pursuant to which it received more than $1,000,000 in loans (the “Debt”) from May 2019 to December 2019. On February 26, 2020, to induce Stanley to continue to provide funding, the Company and Stanley entered into a letter agreement providing that the current note payable balance due to Stanley $1,214,900 may be converted into shares of common stock of the Company at a conversion price equal to 85% multiplied by the lowest one trading price for the common stock during the 20-trading day period ending on the latest complete trading day prior to the conversion date. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. Stanley has agreed to restrict its ability to convert the Debt and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. During the year ended December 31, 2021, Stanley converted $1,231,466 of its convertible note plus interest into 4,420,758 shares of the Company’s common stock, and during the year ended December 31, 2021, Stanley loaned the Company an additional $325,000. Also, during the year ended December 31, 2021, the Company transferred the SURG shares received as repayment of $800,000 of this convertible note and also converted $126,003 of accrued interest into the principal balance. During the year ended December 31, 2021, Gonzalez assigned all his accrued balances of $424,731 to Stanley in a private transaction. The unpaid interest of the Stanley debt at September 30, 2022 and December 31, 2021 was $17,094 and $8,372, respectively. The Stanley debt was secured via a pledge agreement on the SURG shares.

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022 and 2021 (Unaudited)

Note 12 - Notes Payable, Non-related Parties and Related Party

Notes payable, non-related parties at September 30, 2022 and December 31, 2021 (audited) consist of the following:

	September 30, 2022	December 31, 2021
RWJ acquisition note	$—	$2,600,000
SBA loan	350,000	350,000
Total notes payable	350,000	2,950,000
Less current portion	(38,196)	(2,612,397)
Notes payable, long-term portion	$311,804	$337,603

RWJ Acquisition Note

In connection with the acquisition of RWJ in September 2017, the Company issued a note payable. The note accrues interest at 3.5%, was due on December 31, 2019 and is secured by the assets purchased in the acquisition. The Company entered into a Confidential Settlement Agreement and Mutual Release (“RJW Agreement”) by and between RWJ Defendants and the Company effective September 26, 2022. Said RJW Agreement will voided the RWJ acquisition Note in its entirely. (See Footnote 17 Contingencies).

SBA Loan

On June 22, 2020, the Company received a loan from the Small Business Administration under the Economic Injury Disaster Loan program related to the COVID-19 relief efforts. The loan bears interest at 3.75%, requires monthly principal and interest payments of $731 after 12 months from funding and is due 30 years from the date of issuance. The monthly payments were extended by the SBA to all EIDL borrowers with additional 12 months. Monthly payments was commenced on or around June 16, 2022. On October 1, 2021, the Company entered an Amended Loan Authorization and Agreement with the SBA providing for the modification of the Original Note providing for monthly principal and interest payments of $1,771 after 24 months from the Original Note commencing on or around June 22, 2022. On March 17, 2022 the SBA notified it deferred the payments to all COVID-19 EIDL loans will have the first payment due extended from 24-months to 30-months from the date of the note. The Modified Note will continue to bear interest at 3.75% and is due 30 years from the date of issuance of the Original Note. The Modified Note is guaranteed by Douglas Davis, the former CEO of the Company and current consultant, as well as by GBT Tokenize Corp. The additional funding of $200,000 was received by the Company on October 5, 2021. The balance of the note at September 30, 2022 and December 31, 2021 was $350,000 and $350,000 plus accrued interest of $20,399 and $10,581, respectively.

Notes payable, related party at September 30, 2022 and December 31, 2021 (audited) consist of the following:

	September 31, 2022	December 31, 2021
Alpha Eda note payable	$140,000	$140,000
Less current portion	(140,000)	(140,000)
Notes payable, net, related party, long-term portion	$—	$—

GBT Technologies, Inc

Notes to Condensed Consolidated Financial Statements

September 30, 2022 and 2021 (Unaudited)

Alpha Eda

On November 15, 2020, the Company issued a promissory note to Alpha Eda, LLC (“Alpha”), a related party for $140,000. The note accrues interest at 10%, is unsecured and was due on September 30, 2021. On June 20, 2021 Alpha and the Company extended the note maturity to December 31, 2022. The balance of the note at September 30, 2022 and December 31, 2021 (audited) was $140,000 and $140,000 plus accrued interest of $29,104 and $16,633, respectively.

Note 13- Derivative Liability

Certain of the convertible notes payable have a conversion price that can be adjusted based on the Company’s stock price which results in the conversion feature being recorded as a derivative liability.

The FV of the derivative liability is recorded and shown separately under current liabilities. Changes in the FV of the derivative liability is recorded in the statement of operations under other income (expense).

The Company uses a weighted average Black-Scholes option pricing model with the following assumptions to measure the FV of derivative liability at September 30, 2022 and December 31, 2021 (audited):

Schedule of assumptions to measure fair value

	September 30,	December 31,
	2022	2021
Stock price	$0.0012-0.2	$0.17-0.19
Risk free rate	1.06-4.05%	0.07-0.39%
Volatility	278-361%	167-217%
Conversion/ Exercise price	$0.001-0.095	$0.102-0.103
Dividend rate	0%	0%

The following table represents the Company’s derivative liability activity for the three and nine months ended September 30, 2022:

Derivative liability balance, December 31, 2021	$10,192,485
Issuance of derivative liability during the period	191,741
Fair value of beneficial conversion feature of debt converted	(1,620,742)
Change in derivative liability during the period	(3,150,739)
Derivative liability balance, June 30, 2022	$5,612,745

Issuance of derivative liability during the period	134,174
Fair value of beneficial conversion feature of debt converted	(314,029)
Change in derivative liability during the period	354,869
Derivative liability balance, September 30, 2022	$5,787,759

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022 and 2021 (Unaudited)

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

●	To amend the Company’s Articles of Incorporation, (the “Articles of Incorporation”) to increase the number of authorized shares of common stock, par value $0.00001 per share (the “Common Stock”), of the Company from 2,000,000,000 shares to 10,000,000,000 shares. This action concluded on August 11, 2022.

●	(i) authorize the Company’s Board of Directors to effect, in its sole discretion, a reverse stock split of the Common Stock in a ratio of up to 1-for-500 (the “Reverse Stock Split”), and (ii) authorize the filing of an amendment to the Company’s Articles of Incorporation to implement the Reverse Stock Split and any other action deemed necessary to effectuate the Reverse Stock Split, without further approval or authorization of stockholders, at any time prior to December 31, 2023. This action was not commenced yet by the Company’s board.

During the three months ended March 31, 2022, the Company had the following transactions in its common stock:

●	issued 369,198 shares for the conversion of convertible notes of $35,000; and

●	issued 463,303 shares to GHS from Equity Financing Agreement for gross consideration of $68,308, The value of the shares of was determined based on the Equity Financing.

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022 and 2021 (Unaudited)

During the three months ended June 30, 2022, the Company had the following transactions in its common stock:

●	issued 288,672,073 shares for the conversion of convertible notes of $1,660,370 and accrued interest of $6,491; and

●	issued 150,000,000 shares to GBT Tokenize for certain joint venture agreement between Magic International Argentina FC, S.L. and the Company. The value of the shares of $1,500 was determined based on the FV of the Company’s common stock; and

●	issued 500,000,000 shares to Metaverse for certain equity method investment. The value of the shares of $5,000 was determined based on the FV of the Company’s common stock; and

●	issued 5,036,697 shares to GHS from Equity Financing Agreement for gross consideration of $163,559, The value of the shares of was determined based on the Equity Financing.

During the three months ended September 30, 2022, the Company had the following transactions in its common stock:

●	issued 206,000,000 shares for the conversion of convertible notes of $270,300.

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

The Series B Preferred Stock has a stated value of $100 per share and is convertible into the Company’s common stock at a conversion price of $30 per share representing 30 post-split common shares. Furthermore, the Series B Preferred Stock votes on an as converted basis and carries standard anti-dilution rights. These rights were subsequently removed, except in cases of stock dividends or splits.

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022 and 2021 (Unaudited)

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

Series H Preferred Shares

On June 17, 2019, the Company, AltCorp Trading LLC, a Costa Rica company and a wholly-owned subsidiary of the Company (“AltCorp”), GBT Technologies, S.A., a Costa Rica company (“GBT-CR”) and Pablo Gonzalez, a shareholder’s representative of GBT-CR (“Gonzalez”), entered into and closed an Exchange Agreement (the “GBT Exchange Agreement”) pursuant to which the parties exchanged certain securities. In accordance with the Exchange Agreement, AltCorp acquired 625,000 shares of GBT-CR representing 25% of its issued and outstanding shares of common stock from Gonzalez for 20,000 shares of Series H Convertible Preferred Stock of the Company and a Convertible Note of $10,000,000 issued by the Company (the “Gopher Convertible Note”) as well as additional consideration. The Gopher Convertible Note bears interest of 6% and was paid at maturity on December 31, 2021. At the election of Gonzalez, the Gopher Convertible Note can be converted into a maximum of 20,000 shares of Series H Preferred Stock. Each share of Series H Preferred Stock is convertible, at the option of the holder but subject to the Company increasing its authorized shares of common stock, into such number of shares of common stock of the Company as determined by dividing the Stated Value ($500 per share) by the conversion price ($10 per share). The Series H Preferred Stock has no liquidation preference, does not pay dividends and the holder of Series H Preferred Stock shall be entitled to one vote for each share of common stock that the Series H Preferred Stock may be convertible into. On July 8, 2019, the Company entered a Consulting Agreement with Glen Eagles Glen Eagles Acquisition LP (“Glen”) as consultant to provide services in connection with the Company’s acquisition of 25% of GBT-CR. Consultant will provide analysis, interaction with related professional and other services as requested by the Company to integrate and expand capabilities between GBT-CR and the Company.

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022 and 2021 (Unaudited)

Warrants

The following is a summary of warrants activity:

Summary of warrant activity

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2021	392,870	$74.97	1.76	$—
Granted	—			—
Forfeited	—			—
Exercised	(322,100)			—
Outstanding, September 30, 2022	70,770	$205.07	0.56	$—
Exercisable, September 30, 2022	70,770	$205.07	0.56	$—

Equity Purchase Agreement and Registration Rights Agreement

On December 17, 2021 (the “Effective Date”), the Company entered into an equity financing agreement (the “Equity Financing Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with GHS Investments LLC (“GHS”), pursuant to which GHS shall purchase from the Company, up to that number of shares of common stock of the Company (the “Shares”) having an aggregate Purchase Price of $10,000,000, subject to certain limitations and conditions set forth in the Equity Financing Agreement from time to time over 24 months after an effective registration of the Shares with the SEC pursuant to the Registration Rights Agreement, is declared effective by the SEC (the “Contract Period”).

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022 and 2021 (Unaudited)

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

For the nine months ended September 30, 2022, the Company received $231,866 as proceeds from the equity purchase agreement for issuance of 5,500,000 registered common shares. Post this issuance The Equity Financing Agreement is exhausted and not valid anymore.

Note 15 – Other Related Party Transactions

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the party in making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences.

On August 1, 2021, the Company and Danny Rittman, Chief Technology Officer and a Director of the Company, agreed to amend his employment agreement pursuant to which he will receive salary at $5,000 per month .

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022 and 2021 (Unaudited)

On October 10, 2019, the Company entered into a Joint Venture Agreement (the “BitSpeed Agreement”) with BitSpeed LLC, which is owned by Douglas Davis, the Company’s Chief Executive Officer, to form GBT BitSpeed Corp., a Nevada company (“GBT BitSpeed”). The purpose of GBT BitSpeed is to develop, maintain and support its proprietary Extreme Transfer Software Application Concurrency, a software application to transfer secure, accelerated transmission of large file data over networks, and connection to cloud storage, Network-Attached Storage (NAS) and Storage Area Networks (SANs) (“Concurrency”). BitSpeed shall contribute the services and resources for the development of Concurrency to GBT BitSpeed. The Company shall contribute 10,000,000 shares of common stock (valued at $17,900,000) of the Company to GBT BitSpeed. BitSpeed and the Company will each own 50% of GBT BitSpeed. The Company shall appoint two directors and BitSpeed shall appoint one director of GBT BitSpeed. In addition, GBT BitSpeed and Mr. Davis entered into a Consulting Agreement in which Mr. Davis is engaged to provide services for $10,000 per month payable quarterly which may be paid in shares of common stock calculated by the amount owed divided by the Company’s 20-day VWAP. Mr. Davis will provide services in connection with the development of the business as well as GBT BitSpeed’s capital raising efforts. The term of the Consulting Agreement was two years. The closing of the BitSpeed Agreement occurred on October 14, 2019. On April 11, 2020, Douglas Davis resigned as Chief Executive Officer of the Company so that he may fully devote all of his efforts to GBT Tokenize Corp., the Company’s joint venture, which intends to develop a new product. Mr. Davis’ resignation was not the result of any disagreements with management or board of directors of the Company. On June 16, 2022 the parties amended the Bitspeed Agreement to further define the constitution of the Board of Directors. As such, Section 4.2 of the Bitspeed Agreement was amended and restated to provide that the Board of GBT Bitspeed Corp. shall consist of two Directors, one of whom shall be appointed by Bitspeed LLC and the other shall be appointed by the Company.

On March 6, 2020, the Company through Greenwich, entered into the Tokenize Agreement with Tokenize, which is owned by a Costa Rica Trust represented by Gonzalez. Gonzalez also represents Gonzalez Costa Rica Trust, which holds a note of $10,000,000 and is also a shareholder of the Company. Under the Tokenize Agreement, the parties formed GBT Tokenize. The purpose of GBT Tokenize is to develop Technology Portfolio, throughout the State of California. Upon generating any revenue from the Technology Portfolio, the Joint Venture will earn the first right of refusal for other territories. Tokenize shall contribute the services and resources for the development of the Technology Portfolio to GBT Tokenize. The Company contributed 100,000,000 GBT Shares to GBT Tokenize. Tokenize and the Company will each own 50% of GBT Tokenize. The Company pledged its 50% ownership in GBT Tokenize and its 100% ownership of Greenwich to Tokenize to secure its Technology Portfolio investment. The Company shall appoint two directors and Tokenize shall appoint one director of GBT Tokenize. In addition, GBT Tokenize and Gonzalez entered into a Consulting Agreement in which Gonzalez is engaged to provide services in consideration of $33,333 per month payable quarterly which may be paid in shares of common stock calculated by the amount owed divided by the Company’s 10-day VWAP. Gonzalez will provide services in connection with the development of the business as well as GBT Tokenize’s capital raising efforts. The term of the Consulting Agreement was two years. The closing of the Tokenize Agreement occurred on March 9, 2020. Via this Joint Venture the parties commenced development of a development of an intelligent human vital signs’ device, suggested named qTerm.

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022 and 2021 (Unaudited)

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

The Tokenize Agreement provides that the Company shall contribute 150,000,000 shares of common stock of the Company (“GBT Shares”) to Tokenize. Sergio Fridman is the manager of Magic and the beneficial owner of all outstanding securities of Magic. Magic will contribute cash of $250,000 into Tokenize for promissory note and agreed to further fund Tokenize with all funds reasonably needed for implementation of the business purposes as described in the Tokenize Agreement. The GBT Shares will not be transferable for five years. As of June 30, 2022, the Company received the $250,000 fund from Magic but the promissory note agreement has not been finalized yet. Therefore, the Company recorded the $250,000 funds as an account payable.

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

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022 and 2021 (Unaudited)

Yello Partners Inc.

As of September, 30, 2022 and December 31, 2021 (audited), the Company owed $475,000 and $385,000 to Yello Partners, Inc., a Company owned by the Mansour Khatib, the Company’s CEO.

Stanley Hills LLC Accounts Payable – Related Party

On March 8, 2020, SURG filed a lawsuit against its transfer agent, Vstock from transferring millions of SURG stock is currently in possession by the Company and assigned to Stanley Hills, LLC. On January 1, 2021, SURG, AltCorp and Stanley Hills, LLC (“Stanley”) entered into a Mutual Release and Settlement Agreement (“Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, SURG agreed to amend the AltCorp Exchange Agreement where SURG acknowledged a debt of $3,300,000 (the “Debt”) to be paid in 33 monthly payments of $100,000 payable in shares of common stock of SURG at a per share price equal the volume weighted average price of Surg’s common stock during the ten trading days immediately preceding the issuance. SURG paid $400,000 in cash and $800,000 by shares. The SURG common stock issued to Altcorp have been pledged since August 12, 2020 for the benefit of Stanley to secure Stanley’s note payable by the Company. Accordingly, the SURG Common Stock issued to AltCorp as a result of the Settlement Agreement were pledged to Stanley. As of December 31, 2021 there were no surge shares pledges after the final settlement signed on December 22, 2021 and that replaced all prior settlement agreement. The final settlement SURG agreed to make total payments of $4,200,000 to the Company on or prior to January 7, 2022. This $4.2 million amount consists of $450,000 paid by SURG in November and December 2021, $100,000 to be paid on or about January 4, 2022, and $3,650,000 to be paid on or prior to January 7, 2022 of which $375,000 will be held in escrow as described before. The $3,750,000 was recorded as other receivable as of December 31, 2021. As of September, 30, 2022 and December 31, 2021, the Company has recorded an outstanding payable to Stanley of $660,735 and $1,862,928, respectively, recorded under accrued expenses.

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022 and 2021 (Unaudited)

Sales to related party for the three months ended September 30, 2022 and 2021 were $45,000 and $45,000 respectively. Sales are derived from providing IT consulting services to Stanley Hills, a related party.

Sales to related party for the nine months ended September 30, 2022 and 2021 were $90,000 and $90,000 respectively. Sales are derived from providing IT consulting services to Stanley Hills, a related party.

The Company did not provide IT services to Stanley during the second quarter ended June 30, 2022.

Advanced from Related Party

During the nine months ended September 30, 2022, Mansour Khatib, the Company’s CEO advanced $634,176 cash to the Company for business purposes to fund the e-commerce operations.

During the nine months ended September 30, 2022, the Company repaid $664,225 cash to Mansour Khatib.

As of September, 30, 2022 and December 31, 2021 (audited), the Company has recorded a due from related party of $30,049 and $0, respectively.

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

September 30, 2022 and 2021 (Unaudited)

Note 17 – Contingencies

Legal Proceedings

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business. There is currently no litigation that management believes will have a material impact on the financial position of the Company.

On or around January 30, 2019, RWJ Advanced Marketing, LLC, Greg Bauer, and Warren Jackson sued the Company and multiple third and related parties in Superior Court of the State of California – County of Los Angeles, General District in connection with the acquisition of UGO in September 2017. The case number is 19STCV03320 (the “Original Lawsuit”). The complaint in the Original Lawsuit alleges breach of contract, among other causes of action. The Company answered the complaint and filed a cross-complaint against the plaintiffs in the case and third parties on or around February 15, 2019. On or about September 10, 2020, the Company through its agent of service was “served” with a complaint (the Company contested service) that was filed against the Company and third parties by Robert Warren Jackson and Gregory Bauer in Los Angeles Superior Court Case No.: 20STCV32709 (“Second Lawsuit”). In the Original Lawsuit filed, the court rejected the plaintiff’s claims that they were filing a purported quasi-derivative lawsuit. As such, in this current litigation, the plaintiff is now again claiming the action is a derivative lawsuit. On October 13, 2020, the Second Lawsuit was removed by other defendants into Central District of California (CASE NO. 2:20−cv−09399−RGK−AGR). On February 2, 2021 the Central District of California dismissed the entire Second Lawsuit based on “demand futility”. In the Original lawsuit, the Company filed a cross complaint against the plaintiff and other third parties. The court has scheduled various hearings and a trial date set for December 27, 2021 which was later continued by the Court to September 28, 2022. It was the Company’s intention to dividend its holdings of its wholly owned subsidiary Ugopherservices Corp. (“UGO”). As UGO is the main dispute in the litigations described above, the Company elected to sell UGO to a third-party effective July 1, 2020 (See Note 3). On September 17, 2020, the Company terminated Greg Bauer as consultant (resulting from the sale of UGO), which he confirmed in writing. On or about June 14, 2021 the Company stipulated with plaintiff that all third parties will be released and plaintiff may file a new first amendment complaint that will name only the Company. As such, all third parties other than prior transfer agent of the Company have been dismissed from this litigation. The Company is in default on this note.

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

The Company entered into the Confidential Settlement Agreement and Mutual Release (“RJW Agreement”) by and between RWJ Advanced Marketing, LLC, Robert Warren Jackson, Gregory Bauer (collectively the “RJW Parties”) and W.L. Petrey Wholesale Company, Inc., (“Petrey”) on one hand; and GBT Technologies Inc., on behalf of itself and its agents (collectively the GBT Parties”), on the other hand. The Company the RJW Agreement effective September 26, 2022 with final signatures delivered to the Company on or about October 5, 2022. Pursuant to the RJW Agreement, the parties have agreed to settle, release, and otherwise resolve all known or unknown claims between them and agreed to jointly stipulate, move, or otherwise dismiss the lawsuits filed in the United States District Court of Nevada (Case No. 2:20-cv- 02078), in the Superior Court of the State of California, County of Los Angeles, Central District (Case Nos. 19STCV03320 and 20STCV32709), and in the United States District Court of the Central District of California (Case No. 2:20-cv-09399-RGK-AGR) with prejudice. The parties agreed and stipulated to release all funds currently being held in a blocked account of $19,809 with 50% distributed to the RWJ Parties and 50% distributed the Company or its assignee. The Parties also entered into the InComm Assignment Agreement (“IAA”) which assigned, transferred and conveyed all proceeds derived from the RWJ Parties’ agreements with Interactive Communications International, Inc., and its affiliate Hi Technology Corp., including but not limited to that Master Distribution and Service Agreement between Interactive Communications International, Inc. and Petrey d/b/a UGO-HUB dated August 29, 2016, as amended (collectively referred to as the “InComm Proceeds”), and which shall divide the InComm Proceeds 90% to the Company or its assignee and 10% to the RWJ Parties or their assignee. Finally, the Company agreed to pay $40,000 to the RWJ Parties or their assignee. The Company accrued $49,847 expenses represent the final amounts due to the RJW Parties.

The Company under a different settlement agreement with SURG, committed to assign the IAA. As such, on October 5, 2022 and as cumulation of all settlement agreements the Company issued a request to SURG regarding release of certain escrow funds and the execution of an assignment of rights as contemplated in the aforereferenced agreement.

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022 and 2021 (Unaudited)

On December 3, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with Discover Growth Fund, LLC (the “Investor”) pursuant to which the Company issued a Senior Secured Redeemable Convertible Debenture (the “Debenture”) of $8,340,000. In connection with the issuance of the Debenture and pursuant to the terms of the SPA, the Company issued a Common Stock Purchase Warrant to acquire up to 225,000 shares of common stock for a term of three years (the “Warrant”) on a cash-only basis at an exercise price of $100 per share with respect to 50,000 Warrant Shares, $75 with respect to 75,000 Warrant Shares and $50 with respect to 100,000 Warrant Shares. The holder may not exercise any portion of the Warrants to the extent that the holder would own more than 4.99% of the Company’s outstanding common stock immediately after exercise. The outstanding principal amount may be converted at any time into shares of the Company’s common stock at a conversion price equal to 95% of the Market Price less $5 (the conversion price is lowered by 10% upon the occurrence of each Triggering Event – the current conversion price is 75% of the Market Price less $5). The Market Price is the average of the five lowest individual daily VWAP during the period the Debenture is outstanding. On May 28, 2019, the Investor delivered to the Company a “Notice of Default and Notice of Sale of Collateral” (the “Notice”). On December 23, 2019, in arbitration between the Company and the Investor, an Interim Award was entered in favor of the Investor. On January 31, 2020, the Company was informed that a final award was entered (the “Final Award”). The Final Award affirms that certain sections of the Debenture constitute unenforceable liquidated damages penalties and were stricken. Further, it was determined that the Investor was entitled to recovery of their attorney’s fees. Consequently, the arbitrator awarded $4,034,444 plus interest of 7.25% from May 15, 2019 and costs of $55,613. On February 18, 2020, the Company filed a motion with the United States District Court District of Nevada (the “Nevada Court”) to confirm the Final Award and a motion to consolidate Investor’s application to confirm the Final Award filed in the U.S. District Court of the Virgin Islands (Case No: 3 :20-cv-00012-CVG-RM) (the “Virgin Island Court”). On February 27, 2020, the Nevada Court denied the Company’s motion to confirm the Final Award and motion to consolidate and further decided that the confirmation of the Final Award should be litigated in the Virgin Island Court. As such, on February 27, 2020, the Company filed a Notice of Entry of Order as well as a Motion to Confirm the Arbitration Award, address the outstanding issues regarding whether Investor’s rights are subordinated to other creditors and, thereafter, oversee a commercially reasonable foreclosure sale (Case No: 3 :20-cv-00012-CVG-RM). It was the Company’s position that the final Award must first be confirmed and all questions regarding the rights of Investor relative to those of other creditors must be determined before any foreclosure sale can proceed. It is further the position of the Company that the previously disclosed foreclosure sale scheduled by Investor is being conducted in a commercially unreasonable manner and that if Discover proceeded forward with the foreclosure sale it did so at its own risk. Nevertheless, on February 28, 2020, Investor advised that it conducted a sale of the Company’s assets. As the date of this report Investor failed to present a deed of sale for the alleged sale that allegedly took place as noticed. The Company filed with Virgin Island Court the motions disputing the validity of the alleged sale. On July 28, 2020, Investor filed in the State of Nevada a motion for attorney’s fees $48,844 and cost of $716. The Company filed an answer on August 11, 2020. On October 16, 2020, Investor motion for attorney’s fees $48,844 and cost of $716 was denied. The balance was included in accounts payable for the unearned settlement. As of September, 30, 2022, this case is still pending with the Federal court and the Court has not taken any substantive action in the matter as of the date of this report.

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022 and 2021 (Unaudited)

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

September 30, 2022 and 2021 (Unaudited)

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

On or about July 9, 2021 the Company filed a lawsuit in District Court in Clack County Nevada – Department 19 (Case number A-21-837631-C) against Terry Taylor and TTSG Holdings, Inc for breach of contract, breach of covenant of Good Faith and Fair Dealing, Unjust Enrichment and declaratory relief for failure of providing consulting services per contract they entered. The Company is demanding the return of 240,000 shares issued, return of the $5,000 payments, recission of the consulting agreement, and attorney’s fees and costs. The lawsuit is still pending as of the date of this report. As Terry Taylor and TTSG Holdings failed to appear to a notice of deposition, the Company filed for a summary judgment.

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

Stock Loan Receivable

On January 8, 2019, the Company entered into a Stock Pledge Agreement with Latin American Exchange Latinex Casa de Cambio, S.A., a Costa Rica corporation (“Latinex”), to provide that Latinex may maintain its required regulatory capital as required by various regulators. The Company pledged 4,005 restricted shares of its common stock valued at $7,610,147 (based on the closing price on the grant date) for three years in consideration of an annual payment of $375,000 paid in quarterly installments of $93,750. In lieu of cash payment, Latinex may pay the Company in virtual currency of WISE Network S.A. valued at a 50% discount of its offering price of $10 per token. In the event that Latinex’s required capital has decreased below $5,000,000, Latinex is permitted to sell the pledged shares of common stock only in an amount to ensure that Latinex can satisfy the required capital levels. The Company must consent to such sale of the shares of common stock, which may not be unreasonably withheld. Upon expiration of the agreement, the remaining shares of common stock shall be returned to the Company free and clear of all liens. The Company recorded the value of these shares of common stock as a stock loan receivable which is presented as a contra-equity account in the accompanying consolidated balance sheets. At December 31, 2019, the Company wrote off the accrued interest income as Latinex did not perform any payment and the Company has no mean to enforce this payment. Latinex agreed in principle to return the pledged 4,005 restricted shares to the Company for cancellation. The 4,005 restricted shares have not yet been returned to the Company as of September 30, 2022.

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

GBT Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022 and 2021 (Unaudited)

Note 18 – Concentrations

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments. There have been no losses in these accounts through September 30, 2022.

Customers

For the three months ended September 30, 2022, $45,000 of sales were derived from providing IT consulting services, and $201,495 sales were derived from e-commerce sales .

For the nine months ended September 30, 2022, $90,000 of sales were derived from providing IT consulting services and $771,446 sales were derived from e-commerce sales.

Note 19 – Income Taxes

No income tax expense reflected in the consolidated statements of operations for the nine months ended September 30, 2022 and 2021. The Company has $2,255,565 net income during the nine months ended September 30, 2022 but it was mainly from the gain on the Surge settlement of $3,012,633 and the gain of change in FV in derivatives of $2,795,870 and it is a non-taxable event so would have a taxable loss, and continue to record a valuation allowance.

Note 20 – Subsequent Events

Management has evaluated events that occurred subsequent to the end of the reporting period shown herein:

GBT Technologies, Inc. (the “Company”) entered into the Confidential Settlement Agreement and Mutual Release (“RJW Agreement”) by and between RWJ Advanced Marketing, LLC, Robert Warren Jackson, Gregory Bauer (collectively the “RJW Parties”) and W.L. Petrey Wholesale Company, Inc., (“Petrey”) on one hand; and GBT Technologies Inc., on behalf of itself and its agents (collectively the GBT Parties”), on the other hand. The Company the RJW Agreement effective September 26, 2022 with final signatures delivered to the Company on or about October 5, 2022.

Pursuant to the RJW Agreement, the parties agreed to settle, release, and otherwise resolve all known or unknown claims between them and agreed to jointly stipulate, move, or otherwise dismiss the lawsuits filed in the United States District Court of Nevada (Case No. 2:20-cv- 02078), in the Superior Court of the State of California, County of Los Angeles, Central District (Case Nos. 19STCV03320 and 20STCV32709), and in the United States District Court of the Central District of California (Case No. 2:20-cv-09399-RGK-AGR) with prejudice.

The parties agreed and stipulated to release all funds currently being held in a blocked account of $19,809 with 50% distributed to the RWJ Parties and 50% distributed the Company or its assignee. The Parties also entered into the InComm Assignment Agreement (“IAA”) which assigned, transferred and conveyed all proceeds derived from the RWJ Parties’ agreements with Interactive Communications International, Inc., and its affiliate Hi Technology Corp., including but not limited to that Master Distribution and Service Agreement between Interactive Communications International, Inc. and Petrey d/b/a UGO-HUB dated August 29, 2016, as amended (collectively referred to as the “InComm Proceeds”), and which shall divide the InComm Proceeds 90% to the Company or its assignee and 10% to the RWJ Parties or their assignee. Finally, the Company agreed to pay $40,000 to the RWJ Parties or their assignee.

On November 10, the Company received a notice of conversion from 1800 Diagonal Lending, LLC (for their second note - see note 11) for $30,000 converting into 23,076,923 common shares.

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

This section of the report should be read together with Footnotes of the Company audited financials for the year ended December 31, 2021, the unaudited statements of operations for the three and nine months ended September 30, 2022 and 2021 are compared in the sections below.

General Overview

GBT Technologies Inc. (the “Company”, “GBT”, or “GTCH”) was incorporated on July 22, 2009 under the laws of the State of Nevada. The Company target building an intellectual properties portfolio for growing markets such as development of Internet of Things (IoT) and Artificial Intelligence (AI) enabled networking and tracking technologies, including wireless mesh network technology platform and fixed solutions, development of an intelligent human body vitals device, asset-tracking IoT, and wireless mesh networks. The Company derived revenues from (i) the provision of IT consulting or licensing services; and (ii) from selling electronic products through e-commerce platforms like Amazon and eBay.

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

In addition, GBT Tokenize and Gonzalez entered into a Consulting Agreement in which Gonzalez is engaged to provide services for $33,333 per month payable quarterly which may be paid in shares of common stock calculated by the amount owed divided by the Company’s 10-day VWAP. Gonzalez will provide services in connection with the development of the business as well as GBT Tokenize’s capital raising efforts. The term of the Consulting Agreement was two years. During the year ended December 31, 2021, Gonzalez assigned all his accrued balances of $424,731 to Stanley Hills in a private transaction that the Company is not part to. The closing of the Tokenize Agreement occurred on March 9, 2020.

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

On May 28, 2021, the parties agreed to amend the Tokenize Agreement to expand territory granted for the Technology Portfolio under the license to GBT Tokenize to include the entire continental United States. The Company has further agreed to issue GBT Tokenize an additional 14,000,000 shares of common stock of the Company. The shares were valued at $15,400,000. At March 31, 2020, the Company evaluated the carrying amount of this joint venture investment and determined it was fully impaired and recorded an impairment charge of $5,500,000 was taken. At December 31, 2021, the Company evaluated the carrying amount of this joint venture investment and determined that this investment was fully impaired and as a result an impairment charge of $15,400,000. Although the investment was impaired, the product development is still ongoing. The carrying amount of this investment at September 30, 2022 and December 2021(audited), was $0 and $0, respectively.

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

MetAlert (prior name) GTX Agreement

On April 12, 2022, GBT Tokenize Corp (“GBT Tokenize”), a Nevada corporation which the Company owns 50% of the outstanding shares of common stock, entered into a series of agreements with GTX Corp (“GTX”) and various note holders of GTX pursuant to which Tokenize acquire convertible promissory notes of GTX of $100,000 (the “GTX Notes”). In addition, GBT Tokenize acquired 76,923 (GBT acquired 5,000,000 in the original deal, where GTX to perform a corporate action of 1:65 reverse split on September 20, 2022) shares of common stock of GTX for $150,000 - in total FV of $28,462 as of September 30, 2022 based on level 1 stock price in OTC markets.

The GTX Notes bear 10% interest and 50% of the principal may be converted into shares of common stock on a one-time basis at a conversion price of $0.01 per share. The remaining 50% of the principal must be paid in cash. The closing occurred on April 12, 2022.

GTX changed its name into MetAlert Inc. on or about September 20, 2022.

On September 30, 2022, GBT Tokenize, loaned MetAlert Inc., a Nevada corporation (f/k/a GTX Corp.) (“MetAlert”) $90,000. In consideration of such loan, MetAlert provided Tokenize with a promissory note of $90,000 which is due and payable together with interest of 5% upon the earlier of September 19, 2023 or when declared by Tokenize.

MetAlert designs, manufactures and sells various interrelated and complementary products and services in the wearable technology and IoMT (Internet of Medical Things) marketplace.

As of September, 30, 2022, the notes had an outstanding balance of $190,000 and accrued interest of $4,821.

As of September, 30, 2022 and December 31, 2021, the marketable security had a FV of $28,462 and $0, respectively.

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the Company and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Consideration of Inflation Reduction Act Excise Tax

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Results of Operations:

Three Months Ended September 30, 2022 and 2021

A comparison of the statements of operations for the three months ended September 30, 2022 and 2021 is as follows:

				Change
	2022	2021		%
Sales	$201,495	$—	$201,495	100%
Consulting income – related party	45,000	45,000	—	0%
Total sales	246,495	45,000	201,495	448%
Cost of goods sold	141,545	—	141,545	100%
Gross profit	104,950	45,000	59,950	133%

Operating expenses	633,537	906,398	(272,861)	-30%
Loss from operations	(528,587)	(861,398)	332,811	-39%
Other income	2,299,051	431,467	1,867,584	433%
Income (loss) before provision for income taxes	1,770,464	(429,931)	2,200,395	-512%
Provision for income taxes	—	—	—	0%
Net Income (Loss)	$1,770,464	$(429,931)	$2,200,395	-512%

For the three months ended September 30, 2021, our Company earned net revenues of $45,000. All sales were derived from providing IT consulting services to a related party.

For the three months ended September 30, 2022, our Company earned net revenues of $246,495. $201,495 of the sales were derived from e-commerce that commenced in the first quarter of 2022 and $45,000 were derived from providing IT consulting service to a related party.

Operating expenses for the three months ended September 30, 2022 were $633,537, compared to $906,398 for the 2021 period. The decrease of $272,861, or 30% was principally due to decrease in professional and marketing fees.

Other income for the three months ended September 30, 2022 was $2,299,051, compared to $431,467 for the 2021 period. The increase of $1,867,584, or 433% was principally due to an $3,012,633 gain from Surge Settlement.

Net income for the three months ended September 30, 2022 was $1,770,464 compared to a net loss of $429,931 for the period in 2021 due to the factors described above.

Nine months ended September 30, 2022 and 2021

A comparison of the statements of operations for the nine months ended September 30, 2022 and 2021 is as follows:

				Change
	2022	2021		%
Sales	$771,446	$—	$771,446	100%
Consulting income – related party	90,000	135,000	(45,000)	-33%
Total sales	861,446	135,000	726,446	538%
Cost of goods sold	530,003	—	530,003	100%
Gross profit	331,443	135,000	196,443	146%

Operating expenses	2,566,281	17,846,869	(15,280,588)	-86%
Loss from operations	(2,234,838)	(17,711,869)	15,477,031	-87%
Other income (expense)	4,490,403	(15,142,326)	19,632,729	-130%
Loss before provision for income taxes	2,255,565	(32,854,195)	35,109,760	-107%
Provision for income taxes	—	—	—	0%
Net Income (Loss)	$2,255,565	$(32,854,195)	$35,109,760	-107%

For the nine months ended September 30, 2021, our Company earned net revenues of $135,000. All sales were derived from providing IT consulting services to a related party.

For the nine months ended September 30, 2022, our Company earned net revenues of $861,446. $90,000 sales were derived from providing IT consulting services to a related party, and $771,446 sales were derived from e-commerce.

Operating expenses for the nine months ended September 30, 2022 were $2,566,281, compared to $17,846,869 for the 2021 period. The decrease of $15,280,588, or 86% was principally due to a decrease in one time impairment of assets of $15,400,000 which incurred in the 2021 period.

Other income (expense) for the nine months ended September 30, 2022 was $4,490,403 compared to $(15,142,326) for the 2021 period. The increase of $19,632,729, or 130% was principally due to an increase in the change in fair value of derivative liability of $2,795,870, gain on Surge Settlement of $3,012,633 and decrease in one time loss on debt modification of $13,777,480 which incurred in the 2021 period.

Net income for the nine months ended September 30, 2022 was $2,255,565 compared to a net loss of $32,854,195 for 2021 period due to the factors described above.

Liquidity and Capital Resources

Going Concern

The accompanying condensed CFS were prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $302,326,206 and a working capital deficit of $22,055,811 as of September 30, 2022, which raises substantial doubt about its ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through some private placement offerings of debt and equity securities. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. These CFS do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Our cash and restricted cash were $525,336 and $0 at September 30, 2022 and December 31, 2021, respectively. Cash provided by (used in) operating activities during the nine months ended September 30, 2022 was $333,414, compared to $(958,011) during the 2021 period. The amount provided by operating activities for the nine months ended September 30 2022 was primarily related to net income of $2,255,565 and offset by amortization of debt discount of $362,011, gain in fair value of derivative liability of $2,795,870, and gain on Surge settlement of $3,012,663. Our working capital position changed by going from a working capital deficit of $28,388,581 at December 31, 2021 to a working capital deficit of $22,055,811 at September 30, 2022.

Cash flows used in investing activities were $275,000 during the nine months ended September 30, 2022, compared to $0 for the 2021 period. The increase is due to the Stock Purchase Agreement with Marko Radisic and Touchpoint Group Holdings, Inc., the Intellectual Property License and Royalty Agreement with Touchpoint Group Holdings, Inc. and the series agreements with MetAlert Inc (formally GTX Corp.).

Cash from financing activities for the nine months ended September 30, 2022 was $311,816, compared to $1,231,636 for the 2021 period. The change was primarily due to a decrease in proceeds from convertible notes of $300,000, and an increase in proceed from sales of common stock of $231,864 and an increase in proceeds from related party of $664,225 and repayments to related party of $634,176. Cash from financing activities for the nine months ended September 30, 2021 was due to the issuance of convertible notes in 2021 of $1,231,636.

We sustained net income of $2,255,565 for the nine months ended September 30, 2022. In addition, we had a working capital deficit of $21,970,878 and accumulated deficit of $302,326,206 at September 30, 2022.

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

Actual sales of shares of Common Stock to GHS under the Equity Financing Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Common Stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. For the nine months ended September 30, 2022, the Company received $231,866 as proceeds from the equity purchase agreement for issuance of 5,500,000 registered common shares. Post this issuance The Equity Financing Agreement is exhausted and not valid anymore.

$10,000,000 for GBT Technologies S. A. acquisition (assigned to a third-party Igor 1 Corp)

In accordance with the acquisition of GBT Technologies, S.A., a Costa Rican corporation (“GBT-CR”) the Company issued a convertible note of $10,000,000. The convertible note bears interest of 6% and was payable at maturity on December 31, 2021. At the election of the holder, the convertible note can be converted into a maximum of 20,000 shares of Series H Preferred Stock. Each share of Series H Preferred Stock is convertible, at the option of the holder but subject to the Company increasing its authorized shares of common stock, into such number of shares of common stock of the Company as determined by dividing the Stated Value ($500 per share) by the conversion price ($10 per share). On May 19, 2021, the Company, IGOR 1 Corp, and Gonzalez GBTCR (none related parties) entered into a Mutual Release and Settlement Agreement and Irrevocable Assignment of Note Balance Principal and Accrued Interest (the “Gonzalez Agreement”). Pursuant to the Gonzalez Agreement, without any party admission of liability and to avoid litigation, the parties has agreed to (i) extend the GBT Convertible Note maturity date to December 31, 2022, (ii) amend the GBT Convertible Note terms to include a beneficial ownership blocker of 4.99% and a modified conversion feature to the GBT Convertible Note with 15% discount to the market price during the 20 trading day period ending on the latest complete trading day prior to the conversion date and (iii) provided for an assignment of the GBT Convertible Note by Gonzalez to a third party. As a result of the change in terms of this convertible note, the Company took a charge for modification of debt of $13,777,480 during the year ended December 31, 2021.

During the year ended December 31, 2021, IGOR 1 converted $1,284,600 of the convertible note into 4,185,650 shares of the Company’s common stock. Also, on June 24, 2021, the Company transferred 5,500,000 SURG shares received as repayment of $660,000 of this convertible note.

As of September, 30, 2022, the note had an outstanding balance of $8,336,332 including accrued interest of $1,877,901.

Glen Eagles Acquisition LP

On July 8, 2019, the Company entered a Consulting Agreement with Glen Eagles Acquisition LP (“Glen”) as consultant to provide services in connection with the Company’s acquisition of 25% of GBT-CR. Consultant will provide analysis, interaction with related professional and other services as requested by the Company to integrate and expand capabilities between GBT-CR and the Company. The Company shall pay Glen $1,000,000 through the issuance of a 6% Convertible Note. At the election of Glen, the Convertible Note can be converted into a maximum of 2,000 shares of Series H Preferred Stock. Each share of Series H Preferred Stock is convertible, at the option of the holder but subject to the Company increasing its authorized shares of common stock, into such number of shares of common stock of the Company as determined by dividing the Stated Value ($500 per share) by the conversion price ($10 share). The Series H Preferred Stock has no liquidation preference, does not pay dividends and the holder of Series H Preferred Stock shall be entitled to one vote for each share of common stock that the Series H Preferred Stock may be convertible into. In addition, the Company entered into an Amendment of a Common Stock Purchase Warrant held by Glen to acquire 9,000,000 shares of common stock that had been assigned to Glen by Guardian Patch LLC. Pursuant to the amendment, the Company agreed to provide that the Common Stock Purchase Warrant may be exercised on a cashless basis and provided a beneficial ownership limitation of 4.99%. On or about June 23, 2020, the Company and AltCorp entered into agreements with SURG and Glen Eagles Acquisition LP (“Glen”) into series of agreements regarding the $4,000,000 SURG Note. Glen converted in full its $1,000,000 convertible note that was issued by the Company on July 8, 2019 plus $50,000 of accrued interest, into $1,050,000 of a SURG Note via an assignment of a portion ($1,050,000 of a $4,000,000 face value) of the $4,000,000 SURG Note. In addition, the Company entered into a consulting agreement with Glen for which the Company shall pay to Glen $200,000 via an assignment of a portion ($200,000 of a $4,000,000 face value) of the $4,000,000 SURG Note. Glen in turn converted all its $1,250,000 considerations received into 2,500,000 SURG shares. Per the final settlement agreement with Surge and per allocation of settlement funds agreement, Glen credit balance for the end of 2021 was $662,500 which included $425,000 credit derived from said settlement (which was paid January 2022), where the open aged credit balance derived from the above, along with cash infusion with Glen as off the date of this report is $412,500.

RWJ Acquisition Note

In connection with the acquisition of RWJ in September 2017, the Company issued a note. The note accrues interest at 3.5%, was due on December 31, 2019 and was secured by the assets purchased in the acquisition. The Company contests the validity of the note, as such the note has not been repaid. The Company entered into a Confidential Settlement Agreement and Mutual Release (“RJW Agreement”) by and between RWJ Defendants and the Company effective September 26, 2022. Said RJW Agreement voided the RWJ acquisition Note in its entirely. (See PART II - OTHER INFORMATION - ITEM 1. LEGAL PROCEEDINGS)

Redstart Holdings Corp.

On September 21, 2021, the Company entered into a Securities Purchase Agreement with Redstart pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 7”) of $244,500 for $203,750. The Redstart Note No. 7 has a maturity date of December 22, 2022 and the Company agreed to pay interest on the unpaid principal balance of the Redstart Note No. 7 at 2.5% from the date on which the Redstart Note No. 7 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 7, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 7. The transactions described above closed on September 28, 2021. The outstanding principal amount of the Redstart Note No. 7 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 7 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 7), the Redstart Note No. 7 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 7. On or about March 28, 2022 Redstart converted $35,000 of this note into 369,198 common shares of the Company. During the nine months ended September 30, 2022, Redstart converted the entire note into 7,656,951 shares of the Company’s common stock. As of September, 30, 2022, the note had an outstanding balance of $0 and accrued interest of $0.

Sixth Street Lending LLC – named changed - 1800 Diagonal Lending LLC

First Note

On November 8, 2021, the Company entered into a Securities Purchase Agreement with Sixth Street Lending LLC (“Sixth Street”) pursuant to which the Company issued to Sixth Street a Convertible Promissory Note (the “Sixth Street Note”) of $124,200 for $103,500. The Sixth Street Note has a maturity date of February 8, 2023 and the Company agreed to pay interest on the unpaid principal balance of the note at 6% from the date on which the note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment including a prepayment to Sixth Street as set forth in the Sixth Street Note. The outstanding principal amount of the note may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Sixth Street may convert the note into shares of the Company’s common stock at a conversion price equal to 85% of the average of the two lowest trading prices with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Sixth Street Note), the note shall become immediately due and payable and the Company shall pay to Sixth Street, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Sixth Street Note. During the three months ended September 30, 2022, Sixth Street converted the entire note into 26,343,190 shares of the Company’s common stock. As of September,, 30, 2022, the note had an outstanding balance of $0 and accrued interest of $0.

Second Note

On May 5, 2022, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending LLC, an accredited investor (“DL”), pursuant to which the Company issued to DL a Convertible Promissory Note (the “DL Note”) of $244,500 for $203,500. The DL Note has a maturity date of August 4, 2023 and the Company agreed to pay interest on the unpaid principal balance of the DL Note at 6.0% from the date on which the DL Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the DL Note at any time from the Issue Date and continuing through 180 days following the Issue Date, provided it makes a payment including a prepayment premium to DL as set forth in the DL Note. The transactions described above funded on May 9, 2022.

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

Third Note

On September 13, 2022, the Company entered into a Securities Purchase Agreement (dated September 9, 2022) with DL, an accredited investor pursuant to which the Company issued to DL a Promissory Note (the “DL Note”) of $116,200 with an original issue discount of $12,450 resulting in net proceeds to the Company of $103,750. The DL Note has a maturity date of September 9, 2023 and the Company agreed to pay interest on the unpaid principal balance of the DL Note at 12.0% from the date on which the DL Note is issued (the “Issue Date”). A one-time interest charge of 12% or $13,944 was applied on the Issue Date to the principal amount owed under the DL Note. Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in 10 payments each of $13,014 resulting in a total payback to DL of $130,144. The first payment is due October 30, 2022 with nine subsequent payments each month thereafter. The Company shall have a five-day grace period with respect to each payment. The Company has right to accelerate payments or prepay in full at any time with no prepayment penalty. This DL Note shall not be secured by any collateral or any assets of the Company. The outstanding principal amount of the DL Note may not be converted into the Company common shares except in the event of default. In the event of default on the DL Note, DL may convert the DL Note into shares of the Company’s common stock at a conversion price equal to 75% of the lowest trading price with a 10-day look back immediately preceding the date of conversion. In addition, upon the occurrence and during the continuation of an event of default (as defined in the DL Note), the DL Note shall become immediately due and payable and the Company shall pay to DL, in full satisfaction of its obligations hereunder, additional amounts as set forth in the DL Note. In no event shall DL be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by DL and its affiliates would exceed 4.99% of the outstanding shares of the common stock of the Company.

 SBA Loan

On June 22, 2020, the Company received a loan from the Small Business Administration under the Economic Injury Disaster Loan program related to the COVID-19 relief efforts. The loan bears interest at 3.75%, requires monthly principal and interest payments of $731 after 12 months from funding and is due 30 years from the date of issuance. The monthly payments were extended by the SBA to all EIDL borrowers with additional 12 months. Monthly payments will be commenced on or around June 16, 2022. On October 1, 2021, the Company entered an Amended Loan Authorization and Agreement with the SBA providing for the modification of the Original Note providing for monthly principal and interest payments of $1,771 after 24 months from the Original Note commencing on or around June 22, 2022. On March 17, 2022 the SBA notified it deferred the payments to all COVID-19 EIDL loans will have the first payment due extended from 24-months to 30-months from the date of the note. The Modified Note will continue to bear interest at 3.75% and is due 30 years from the date of issuance of the Original Note. The Modified Note is guaranteed by Douglas Davis, the former CEO of the Company and current consultant, as well as by GBT Tokenize Corp. The additional funding of $200,000 was received by the Company on October 5, 2021. The balance of the note at September 30, 2022 and December 31, 2021 was $350,000 and $350,000 plus accrued interest of $20,399 and $10,581, respectively.

Alpha Eda Note

On November 15, 2020, the Company issued a promissory note to Alpha Eda, LLC (“Alpha”), a related party for $140,000. The note accrues interest at 10%, is unsecured and was due on September 30, 2021. On June 20, 2021 Alpha and the Company extended the note maturity to December 31, 2022. The balance of the note at September 30, 2022 and December 31, 2021 (audited) was $140,000 and $140,000 plus accrued interest of $29,104 and $16,633, respectively.

Stanley Hills LLC Convertible Note Payable

The Company entered into a series of loan agreements with Stanley Hills LLC (“Stanley”) pursuant to which it received more than $1,000,000 (the “Debt”) from May 2019 to December 2019. On February 26, 2020, to induce Stanley to continue to provide funding, the Company and Stanley entered into a letter agreement providing that the current note payable balance due to Stanley of $1,214,900 may be converted into shares of common stock of the Company at a conversion price equal to 85% multiplied by the lowest one trading price for the common stock during the 20-trading day period ending on the latest complete trading day prior to the conversion date. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. Stanley agreed to restrict its ability to convert the Debt and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. During the year ended December 31, 2021, Stanley converted $1,231,466 of its convertible note plus interest into 4,420,758 shares of the Company’s common stock, and during the year ended December 31, 2021, Stanley loaned the Company an additional $325,000. Also, during the year ended December 31, 2021, the Company transferred the SURG shares received as repayment of $800,000 of this convertible note (See Note 4) and converted $126,003 of accrued interest into the principal balance. During the year ended December 31, 2021, Gonzalez assigned all his accrued balances of $424,731 to Stanley in a private transaction that the Company is not part to. The balance of the Stanley convertible note payable at September 30, 2022 and December 31, 2020 was $116,605 and $116,605, respectively. The unpaid interest of the Stanley convertible note payable at September 30, 2022 and December 31, 2020 was $17,094 and $8,372, respectively. The Stanley debt was secured via a pledge agreement on the SURG shares.

Stanley Hills LLC Accounts Payable

On March 8, 2020, SURG filed a lawsuit against its transfer agent, Vstock from transferring millions of SURG stock is currently in possession by the Company and assigned to Stanley Hills, LLC. On January 1, 2021, SURG, AltCorp and Stanley entered into a Mutual Release and Settlement Agreement (“Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, SURG agreed to amend the AltCorp Exchange Agreement where SURG acknowledged a debt of $3,300,000 (the “Debt”) to be paid in 33 monthly payments of $100,000 payable in shares of common stock of SURG at a per share price equal the volume weighted average price of Surg’s common stock during the 10 trading days immediately preceding the issuance. SURG paid $400,000 in cash and $800,000 by shares. The SURG common stock issued to Altcorp have been pledged since August 12, 2020 for the benefit of Stanley to secure Stanley’s note payable by the Company. Accordingly, the SURG Common Stock issued to AltCorp as a result of the Settlement Agreement were pledged to Stanley. As of December 31, 2021 there were no surge shares pledges after the final settlement signed on December 22, 2021 and that replaced all prior settlement agreement. The final settlement SURG agreed to make total payments of $4,200,000 to the Company on or prior to January 7, 2022. This $4.2 million amount consists of $450,000 paid by SURG in November and December 2021, $100,000 to be paid on or about January 4, 2022, and $3,650,000 to be paid on or prior to January 7, 2022 of which $375,000 will be held in escrow as described before. The $3,750,000 was recorded as other receivable as of December 31, 2021. As of September, 30, 2022 and December 31, 2021, the Company recorded an outstanding payable to Stanley of $660,735 and $1,862,928, respectively, recorded under accrued expenses.

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

Critical Accounting Policies and Use of Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our CFS, which were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of our CFS in accordance with U.S. GAAP requires us to make certain estimates, judgments and assumptions that affect the reported amount of assets and liabilities as of the date of the financial statements, the reported amounts and classification of revenues and expenses during the periods presented, and the disclosure of contingent assets and liabilities. We evaluate our estimates and assumptions on an ongoing basis and material changes in these estimates or assumptions could occur in the future. Changes in estimates are recorded on the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances and at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily-apparent from other sources. Actual results may differ materially from these estimates if past experience or other assumptions do not turn out to be substantially accurate.

We believe that the accounting policies described below are critical to understanding our business, results of operations, and financial condition because they involve significant judgments and estimates used in the preparation of our CFS. An accounting policy is deemed critical if it requires a judgment or an accounting estimate to be made based on assumptions about matters that are highly uncertain, and if different estimates that could have been used, or if changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our CFS. Other significant accounting policies, primarily those with lower levels of uncertainty than those discussed below, are also critical to understanding our CFS. The notes to our CFS contain additional information related to our accounting policies and should be read in conjunction with this discussion.

Presentation of Financial Statements

The accompanying CFS were prepared in accordance with U.S. GAAP.

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

Note Receivable

On September 18, 2020, the Company entered into a Purchase and Sale Agreement with Mr. LightHouse LTD., an Israeli corporation (“MLH”) pursuant to which the Company agreed to sell and assign to MLH, effective July 1, 2020 all the shares, and certain specified liabilities, of Ugopherservices Corp. (“UGO”), a wholly owned subsidiary of the Company, in consideration of $100,000 to be paid through the delivery of a promissory note payable to the Company (the “Note”), upon the terms and subject to the limitations and conditions set forth in the Note. There is no material relationship between the Company, and MLH. At December 31, 2020, the Company determined that this note receivable was not collectible and took an impairment charge of $100,000. During July 2021, MLH effected a $50,000 payment on the Note. During April 2022, MLH effected a second payment for additional $50,000 on the Note exhausting the Note balance.

Stock Loan Receivable

On January 8, 2019, the Company entered into a Stock Pledge Agreement with Latin American Exchange Latinex Casa de Cambio, S.A., a Costa Rica corporation (“Latinex”), to provide that Latinex may maintain its required regulatory capital as required by various regulators. The Company has pledged 4,005 restricted shares of its common stock valued at $7,610,147 (based on the closing price on the grant date) for a term of three years in consideration of an annual payment of $375,000 paid in quarterly installments of $93,750. In lieu of cash payment, Latinex may pay the Company in virtual currency of WISE Network S.A. valued at a 50% discount of its offering price of $10 per token. In the event that Latinex’s required capital has decreased below $5,000,000, Latinex is permitted to sell the pledged shares of common stock only in an amount to ensure that Latinex can satisfy the required capital levels. The Company must consent to such sale of the shares of common stock, which may not be unreasonably withheld. Upon expiration of the agreement, the remaining shares of common stock shall be returned to the Company free and clear of all liens. The Company has recorded the value of these shares of common stock as a stock loan receivable which is presented as a contra-equity account in the accompanying consolidated balance sheets. At December 31, 2019, the Company wrote off the accrued interest income as Latinex did not perform any payment and the Company has no mean to enforce this payment. Latinex agreed in principle to return the pledged 4,005 restricted shares to the Company for cancellation. The 4,005 restricted shares have not yet been returned to the Company as of September 30, 2022.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its FV and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of September, 30, 2022 and December 31, 2021, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their FV due to their short maturities.

FASB ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the FV of financial instruments held by the Company. FASB ASC Topic 825, Financial Instruments, defines FV, and establishes a three-level valuation hierarchy for disclosures of FV measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their FV because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

For certain financial instruments, the carrying amounts reported in the balance sheets for cash and current liabilities, including convertible notes payable, each qualify as a financial instrument, and are a reasonable estimate of their FV because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

The Company uses Level 2 inputs for its valuation methodology for derivative liabilities as their FV were determined by using the Black-Scholes-Merton option pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect FV at each period end, with any increase or decrease in the FV being recorded in results of operations as adjustments to FV of derivatives.

Treasury Stock

Treasury stock is recorded at cost. The re-issuance of treasury shares is accounted for on a first in, first-out basis and any difference between the cost of treasury shares and the re-issuance proceeds are charged or credited to additional paid-in capital.

Reclassification

Certain prior years amounts were reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

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

Revenues are recognized under Topic 606 in a manner that reasonably reflects the delivery of its services to customers in return for expected consideration and includes the following elements:

IT Consulting services:

●	executed contracts with the Company’s customers that it believes are legally enforceable;

●	identification of performance obligations in the respective contract;

●	determination of the transaction price for each performance obligation in the respective contract;

●	allocation the transaction price to each performance obligation; and

●	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to each of the Company’s IT revenue category, is summarized below:

●	IT consulting services - revenue is recorded on a monthly basis as services are provided

These five elements, as applied to each of the Company’s license revenue category, is summarized below:

●	License services – the one-time revenue is recorded as other income upon agreement is executed and services are provided.

E-Commerce sales –

●	Identify the contract(s) with a customer. ASC 606 defines a contract as “an agreement between two or more parties that creates enforceable rights and obligations”. Since this is an e-commerce sale on the Amazon website, the Company just followed the general terms on Amazon and/or eBay websites and the customer entered into a contract with the Company based on the product listed on the Amazon or eBay websites;

●	Identify the performance obligations in the contract. According to the contract, the Company is responsible for operation exclusively. The Company is entitled to all revenue which is being paid by Amazon or eBay into a designated bank account and the Company is responsible for all product acquisitions as well as shipments. The only performance obligations were the electronic products that were listed on Amazon or eBay websites and the Company determined each order is one single obligation;

●	Determine the transaction price. The transaction price set to be the listed price on the Amazon or eBay websites.;

●	Allocate the transaction price to the performance obligations in the contract.; and

●	Recognize revenue when the Company satisfies a performance obligation. Sales are being recognize upon shipment.

Unearned revenue

Unearned revenue is the net amount received for the purchase of products that have not seen shipped to the Company’s customers. In 2018, the Company ran pre-sales efforts for its pet tracker product and received prepayments for its product. In addition, during 2018, the Company received $200,000 in connection with an intellectual property license and royalty agreement. On January 28, 2022 awarded the Company with injunction against RWJ Defendants, where all fee funds generating from resale should be deposited into GBT blocked account, and therefore RWJ Defendants cannot use these funds without court order - $19,810 been credited as unearned revenue until court final decision. The Company has $249,159 and $249,384 of unearned revenue at September 30, 2022 and December 31, 2021, respectively. The Company entered into a Confidential Settlement Agreement and Mutual Release (“RJW Agreement”) by and between RWJ Defendants and the Company effective September 26, 2022 (See PART II - OTHER INFORMATION - ITEM 1. LEGAL PROCEEDINGS)

Contract liabilities

On February 22, 2022, the Company entered into an Intellectual Property License and Royalty Agreement with Touchpoint Group Holdings, Inc. (“Touchpoint” or “TGHI”) pursuant to which the Company granted TGHI a worldwide license for its technologies for a term of five years in the domains of Internet of Things (IoT) and Artificial Intelligence enabled mobile technologies pertaining to the Company’s digital currency technology (the “Technology”). GBT will charge TGHI earned royalties based on actual uses by TGHI of the Technology resulting from revenue attributable to the use, performance or other exploitation of the Technology, to the extent applicable, after deducting any taxes that the Company may be required to collect, and deducting any international sales, goods and services, value added taxes or similar taxes which the Company is required to pay, if any, excluding deductions for taxes on the Company net income. TGHI agreed to issue the Company 10,000,000 shares of common stock of TGHI in the FV of $50,000 as a one-time fee in consideration of the Company entering this Intellectual Property License and Royalty Agreement, which was booked contract liabilities and amortized over the five-year term. The Company have yet to earn any royalty income in relation to this agreement as of September 30, 2022. The contract liabilities as of September 30, 2022 and December 31, 2021 was $43,944 and $0, respectively.

Variable Interest Entity

On February 18, 2022, the Company, effective March 1, 2022 entered into a Revenue Sharing Agreement (“RSA”) with Mahaser LTD. (“Mahaser”) pursuant to which the Company acquired the opportunity to share in revenues generated by Mahaser with respect to e-commerce sales through the online retail platform in the United States of America. Mahaser owns an e-commerce platform as a store which is the legal, exclusive owner of Ravenholm Electronics. The Company will operate the e-commerce platform and will be entitled to 95% for all revenue generated by and received by Mahaser for the period from March 1, 2022 through December 31, 2022. The RSA provides that the Company will be entitled to appoint a manager to Mahaser. As consideration, the Company will pay Mahaser $100,000 no later than March 1, 2022 and issue Mahaser 1,000,000 shares of the Company’s restricted common stock. The Company shall have no obligations to make any further payments to Mahaser. For any further extensions, the Company will have the option to extend the RSA for annual payment of $200,000, which can be payable with the Company’s shares of common stock payable based on 20 days VWAP prior to issuance. On March 16, 2022 the parties entered into Amendment No. 1 to the to the RSA, where all consideration to be paid or issued to Mahaser will be deferred until such time where the e-commerce platform generated in cumulative revenue of $1,000,000. On March 31, 2022, the parties entered into Amendment No. 2 to the RSA, where Mahaser agreed to pay the Company 100% per year for all revenue generated by and received by seller from the sales by Amazon within the United States of America as follows from March 1, 2022 through December 31, 2022. The Company will be responsible for 100% of the cost of goods sold as well. In addition, the Company is entitled to earn 100% revenues and cost of goods sold of the test run period from February 1, 2022 to February 28, 2022. The Company evaluated whether it has a variable interest in Mahaser, whether Mahaser is a VIE and whether the Company has a controlling financial interest in Mahaser. The Company concluded that it has variable interests in Mahaser on the basis of GBT has 100% control over the JV/revenue sharing, and as such should consolidate the JV into its books and records as it assigned 100% financial responsibility. Mahaser’s equity at risk, as defined by GAAP, is considered to be insufficient to finance its activities without additional support, and, therefore, Mahaser is considered a VIE. In order to determine whether the Company has a controlling financial interest in Mahaser and, thus, is Mahaser’s primary beneficiary, the Company considered whether it has i) the power to direct the activities of Mahaser that most significantly impact its economic performance and ii) the obligation to absorb losses of Mahaser that could potentially be significant to it or the right to receive benefits from Mahaser that could potentially be significant to it. The Company concluded that GBT has the sole power to direct the activities of a VIE via the appointment of Manager to the VIE as sole manager and as it controls the bank account, as it representative is signatory on the account, as well as sole control over the e-commerce platform and its operations that most significantly impact the VIE’s economic performance. In addition, the Company’s variable interests in Mahaser obligate the Company to absorb deficits and provide it with the right to receive benefits that could potentially be significant to Mahaser. As a result of this analysis, the Company concluded that it is the primary beneficiary of Mahaser and therefore consolidates the balance sheets, results of operations and cash flows of Mahaser. The Company performs a qualitative assessment of Mahaser on an ongoing basis to determine if it continues to be the primary beneficiary.

The following table summarizes the carrying amount of the assets and liabilities of Mahaser included in the Company’s consolidated balance sheets (after elimination of intercompany transactions and balances) as of September 30, 2022:

Assets of consolidated variable interest entity (“VIE”) included in the consolidated balance sheets above (after elimination of intercompany transactions and balances) consist of:
Current assets:
Cash and equivalents	$89,962
Inventory	7,158
Due from related party	30,049
Total current assets	$127,169

Liabilities of consolidated VIE included in the consolidated balance sheets above (after elimination of intercompany transactions and balances) consist of:
Current liabilities
Total current liabilities	$—

Statements of operations of consolidated VIE included in the consolidated statements of operations above (after elimination of intercompany transactions and balances) consist of:
Statements of operations
Sales	$771,446
Cost of goods sold	530,003
Gross profit	241,443
General and administrative expenses	206,743
Net Gain	$34,700

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company has no material uncertain tax positions for any of the reporting periods presented. The Company is current on all its federal and state tax filings until 2021 inclusive.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including Mansour Khatib, who serves as our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures were not effective as of the end of the applicable period to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures.

As a smaller reporting company, with revenues stemming from recent acquisitions and a lack of profitability, the Company does not have the resources to install dedicated staff with deep expertise in all facets of SEC disclosure and GAAP compliance, and does not employ enough accounting staff to have proper separation of duties. As is the case with many smaller reporting companies, the Company will continue to consult with its external auditors and attorneys as it relates to new accounting principles and changes to SEC disclosure requirements. In order to correct this material weakness, the Company engaged a consultant with expertise in SEC disclosure and GAAP compliance. The Company found that this approach worked well in the past and believes it to be the most cost-effective solution available for the foreseeable future. The Company will conduct a review of existing sign-off and review procedures as well as document control protocols for critical accounting spreadsheets. The Company will also increase management’s review of key financial documents and records.

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

On or around January 30, 2019, RWJ Advanced Marketing, LLC, Greg Bauer, and Warren Jackson sued the Company and multiple third and related parties in Superior Court of the State of California - County of Los Angeles, General District in connection with the acquisition of UGO in September 2017. The case number is 19STCV03320 (the “Original Lawsuit”). The complaint in the Original Lawsuit alleges breach of contract, among other causes of action. The Company answered the complaint and filed a cross-complaint against the plaintiffs in the case and third parties on or around February 15, 2019. On or about September 10, 2020, the Company through its agent of service was “served” with a complaint (the Company contested service) that was recently filed against the Company and third parties by Robert Warren Jackson and Gregory Bauer in Los Angeles Superior Court Case No.: 20STCV32709 (“Second Lawsuit”). In the Original Lawsuit filed, the court rejected the plaintiff’s claims that they were filing a purported quasi-derivative lawsuit. As such, in this current litigation, the plaintiff is now again claiming the action is a derivative lawsuit. On October 13, 2020, the Second Lawsuit was removed by other defendants into Central District of California (CASE NO. 2:20−cv−09399−RGK−AGR). On February 2, 2021 the Central District of California dismissed the entire Second Lawsuit based on “demand futility”. In the Original lawsuit, the Company filed a cross complaint against the plaintiff and other third parties. Recently, the court has scheduled various hearings and a trial date set for December 27, 2021 which was later continued by the Court to September 28, 2022. It was the Company’s intention to dividend its holdings of its wholly owned subsidiary Ugopherservices Corp. (“UGO”). As UGO is the main dispute in the litigations described above, the Company has elected to sell UGO to a third-party effective July 1, 2020 (See Note 3). On September 17, 2020, the Company terminated Greg Bauer as consultant (resulting from the sale of UGO), which he confirmed in writing. On or about June 14, 2021 the Company stipulated with plaintiff that all third parties will be released and plaintiff may file a new first amendment complaint that will name only the Company. As such, all third parties other than prior transfer agent of the Company have been dismissed from this litigation.Following the sale of UGO, the Company noticed third parties (including SURG, via its asset manager) to wire the UGO funds to its new bank account. SURG never answered the notice. SURG is the clearing house for UGO. The Company noticed certain third parties that it intends to take legal actions to resolve this issue. On November 12, 2020 the Company filed a complaint in the United States District Court – District of Nevada - Case 2:20-cv-02078 against RWJ, Mr. Bauer, Mr. Jackson and against W.L. Petrey Wholesale Company Inc for fraud, breach of contract, Unjust Enrichment and other claims. On January 28, 2022 the court awarded the Company with injunction against RWJ defendants, where all fee funds generating from resale should be deposited into GBT blocked account, and therefore RWJ Defendants cannot use these funds without court order.

The Company entered into the Confidential Settlement Agreement and Mutual Release (“RJW Agreement”) by and between RWJ Advanced Marketing, LLC, Robert Warren Jackson, Gregory Bauer (collectively the “RJW Parties”) and W.L. Petrey Wholesale Company, Inc., (“Petrey”) on one hand; and GBT Technologies Inc., on behalf of itself and its agents (collectively the GBT Parties”), on the other hand. The Company the RJW Agreement effective September 26, 2022 with final signatures delivered to the Company on or about October 5, 2022. Pursuant to the RJW Agreement, the parties agreed to settle, release, and otherwise resolve all known or unknown claims between them and agreed to jointly stipulate, move, or otherwise dismiss the lawsuits filed in the United States District Court of Nevada (Case No. 2:20-cv- 02078), in the Superior Court of the State of California, County of Los Angeles, Central District (Case Nos. 19STCV03320 and 20STCV32709), and in the United States District Court of the Central District of California (Case No. 2:20-cv-09399-RGK-AGR) with prejudice. The parties agreed and stipulated to release all funds currently being held in a blocked account in the amount of $19,809 with 50% distributed to the RWJ Parties and 50% distributed the Company or its assignee. The Parties also entered into the InComm Assignment Agreement (“IAA”) which assigned, transferred and conveyed all proceeds derived from the RWJ Parties’ agreements with Interactive Communications International, Inc., and its affiliate Hi Technology Corp., including but not limited to that Master Distribution and Service Agreement between Interactive Communications International, Inc. and Petrey d/b/a UGO-HUB dated August 29, 2016, as amended (collectively referred to as the “InComm Proceeds”), and which shall divide the InComm Proceeds 90% to the Company or its assignee and 10% to the RWJ Parties or their assignee. Finally, the Company agreed to pay $40,000 to the RWJ Parties or their assignee. The Company accrued $49,847 expenses represent the final amounts due to the RJW Parties.

The Company under a different settlement agreement with SURG, committed to assign the IAA. As such, on October 5, 2022 and as cumulation of all settlement agreements the Company issued a request to SURG regarding release of certain escrow funds and the execution of an assignment of rights as contemplated in the aforereferenced agreement.

On December 3, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with Discover Growth Fund, LLC (the “Investor”) pursuant to which the Company issued a Senior Secured Redeemable Convertible Debenture (the “Debenture”) of $8,340,000. In connection with the issuance of the Debenture and pursuant to the terms of the SPA, the Company issued a Common Stock Purchase Warrant to acquire up to 225,000 shares of common stock for a term of three years (the “Warrant”) on a cash-only basis at an exercise price of $100 per share with respect to 50,000 Warrant Shares, $75 with respect to 75,000 Warrant Shares and $50 with respect to 100,000 Warrant Shares. The holder may not exercise any portion of the Warrants to the extent that the holder would own more than 4.99% of the Company’s outstanding common stock immediately after exercise. The outstanding principal amount may be converted at any time into shares of the Company’s common stock at a conversion price equal to 95% of the Market Price less $5 (the conversion price is lowered by 10% upon the occurrence of each Triggering Event – the current conversion price is 75% of the Market Price less $5). The Market Price is the average of the 5 lowest individual daily volume weighted average prices during the period the Debenture is outstanding. On May 28, 2019, the Investor delivered to the Company a “Notice of Default and Notice of Sale of Collateral” (the “Notice”). On December 23, 2019, in arbitration between the Company and the Investor, an Interim Award was entered in favor of the Investor. On January 31, 2020, the Company was informed that a final award was entered (the “Final Award”). The Final Award affirms that certain sections of the Debenture constitute unenforceable liquidated damages penalties and were stricken. Further, it was determined that the Investor was entitled to recovery of their attorney’s fees. Consequently, the arbitrator awarded Investor $4,034,444 plus interest of 7.25% accrued from May 15, 2019 and costs $55,613. On February 18, 2020, the Company filed a motion with the United States District Court District of Nevada (the “Nevada Court”) to confirm the Final Award and a motion to consolidate Investor’s application to confirm the Final Award filed in the U.S. District Court of the Virgin Islands (Case No: 3 :20-cv-00012-CVG-RM) (the “Virgin Island Court”). On February 27, 2020, the Nevada Court denied the Company’s motion to confirm the Final Award and motion to consolidate and further decided that the confirmation of the Final Award should be litigated in the Virgin Island Court. As such, on February 27, 2020, the Company filed a Notice of Entry of Order as well as a Motion to Confirm the Arbitration Award, address the outstanding issues regarding whether Investor’s rights are subordinated to other creditors and, thereafter, oversee a commercially reasonable foreclosure sale (Case No: 3 :20-cv-00012-CVG-RM). It was the Company’s position that the Final Award must first be confirmed and all questions regarding the rights of Investor relative to those of other creditors must be determined before any foreclosure sale can proceed. It is further the position of the Company that the previously disclosed foreclosure sale scheduled by Investor is being conducted in a commercially unreasonable manner and that if Discover proceeded forward with the foreclosure sale it did so at its own risk. Nevertheless, on February 28, 2020, Investor advised that it conducted a sale of the Company’s assets. As the date of this report Investor failed to present a deed of sale for the alleged sale that allegedly took place as noticed. The Company filed with Virgin Island Court the motions disputing the validity of the alleged sale. On July 28, 2020, Investor filed in the State of Nevada a motion for attorney’s fees of $48,844 and cost of $716. The Company filed an answer on August 11, 2020. On October 16, 2020, Investor motion for attorney’s fees of $48,844 and cost of $716 was denied. The balance was included in accounts payable for the unearned settlement. As of September, 30, 2022, this case is still pending with the Federal court and the Court has not taken any substantive action in the matter as of the date of this report.

GBT Technologies, S.A.

On September 14, 2018, the Company entered into an Exclusive Intellectual Property License and Royalty Agreement (the “GBT License Agreement”) with GBT-CR, a fully compliant and regulated crypto currency exchange platform that currently operates in Costa Rica as a decentralized crypto currency platform, pursuant to which, among other things, the Company granted to GBT-CR an exclusive, royalty-bearing right and license relating intellectual property relating to systems and methods of converting electronic transmissions into digital currency as reflected in that certain patent filed with the United Stated Patent and Trademark Office on or about June 14, 2018 (EFS ID: 32893586; Application Number: 16008069; Type: Utility under 35 USC 111(a); Confirmation Number: 6787)(collectively, the “Digital Currently Technology”). Pursuant to the GBT License Agreement, the Company granted GBT-CR an exclusive worldwide license to use the Digital Currency Technology to make, use, sell, lease or otherwise commercialize and dispose of products and devices utilizing the Digital Currently Technology. Under the terms of the GBT License Agreement, the Company is entitled to receive a royalty of 2% of gross revenue of each licensed product sold by GBT-CR during the period starting in which revenue is first generated using the licensed products and continuing for five years thereafter. Upon signing the GBT-CR License Agreement, GBT-CR paid the Company $300,000 which is nonrefundable. The Company has recognized the $300,000 as revenue during the years ended December 31, 2018. Upon GBT-CR making available for sale (the “Commercial Event”) an ICO (Initial Coin Offering) (the “Coin”), GBT-CR will make a payment to the Company of $5,000,000. Further, upon the Commercial Event, GBT-CR will grant the Company the ability to acquire 30% of the Coin at a 30% discount of such offering price of the Coin. The GBT License Agreement commenced as of the signing date and, unless terminated in accordance with the termination provisions of the GBT License Agreement, shall remain in force until the expiration of the patent pertaining to the Digital Currency Technology; provided that the right to use trade, secrets shall survive the expiration of the GBT License Agreement provided the Company has not terminated. Prior to the signing of the GBT License Agreement, GBT-CR advanced $200,000 to the Company, which the parties agreed will be applied toward the $5,000,000 fee when it becomes due. The $200,000 is recorded as unearned revenue at December 31, 2018 and reclassified to accrued expense as of September 30, 2022 and December 31, 2021. On February 27, 2020 GBT Technologies, S.A., as successor in interest to Hermes Roll, LLC had notified the Company that it was in default on its Amended and Restated Territorial License Agreement (“ARTLA”) dated June 15, 2015 and that the ARTLA had been cancelled and rescinded.

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

On or about July 9, 2021 the Company filed a lawsuit in District Court in Clack County Nevada – Department 19 (Case number A-21-837631-C) against Terry Taylor and TTSG Holdings, Inc for breach of contract, breach of covenant of Good Faith and Fair Dealing, Unjust Enrichment and declaratory relief for failure of providing consulting services per contract they entered. The Company is demanding the return of 240,000 shares issued, return of the $5,000 payments, recission of the consulting agreement, and attorney’s fees and costs. The lawsuit is still pending as of the date of this report. As Terry Taylor and TTSG Holdings, Inc failed to appear to a Notice of Deposition, the Company filed for a summary judgment.

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

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2022, the Company had the following transactions in its common stock:

●	issued 369,198 shares for the conversion of convertible notes of $35,000; and

●	issued 463,303 shares to GHS from Equity Financing Agreement for $68,308, The value of the shares of was determined based on the Equity Financing.

During the three months ended June 30, 2022 the Company had the following transactions in its common stock:

●	issued 288,672,073 shares for the conversion of convertible notes of $1,660,370 and accrued interest of $6,491; and

●	issued 150,000,000 shares to GBT Tokenize for certain joint venture agreement between Magic International Argentina FC, S.L. and the Company (See note 16). The value of the shares of $1,500 was determined based on the FV of the Company.; and

●	issued 500,000,000 shares to Metaverse for certain equity method investment (see note 16). The value of the shares of $5,000 was determined by management; and

●	issued 5,036,697 shares to GHS from Equity Financing Agreement for gross consideration of $163,559, The value of the shares of was determined based on the Equity Financing.

During the three months ended September 30, 2022, the Company had the following transactions in its common stock:

Subsequent to September 30, 2022, multiple note holders elected to convert $270,300 principal amount into 206,000,000 shares of the Company’s common stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On January 28, 2022, the Company entered into a Stock Purchase Agreement with Marko Radisic (the “Seller”) and Touchpoint Group Holdings, Inc. (“TGHI”) pursuant to which the Company acquired 10,000 shares of Series A Convertible Preferred Stock (the “Touchpoint Preferred”) from the Seller $125,000. The Touchpoint Preferred is convertible into 10,000,000 shares of common stock of Touchpoint. On February 22, 2022, the Company entered into an Intellectual Property License and Royalty Agreement with Touchpoint Group Holdings, Inc. (“Touchpoint” or “TGHI”) pursuant to which the Company granted TGHI a worldwide license for its technologies for a term of five years in the domains of Internet of Things (IoT) and Artificial Intelligence enabled mobile technologies pertaining to the Company’s digital currency technology (the “Technology”). GBT will charge TGHI earned royalties based on actual uses by TGHI of the Technology resulting from revenue attributable to the use, performance or other exploitation of the Technology, to the extent applicable, after deducting any taxes that the Company may be required to collect, and deducting any international sales, goods and services, value added taxes or similar taxes which the Company is required to pay, if any, excluding deductions for taxes on the Company net income. TGHI agreed to issue the Company 10,000,000 shares of common stock of TGHI in the FV of $50,000 as a one-time fee in consideration of the Company entering this Intellectual Property License and Royalty Agreement, which was booked as other related party income. The Company have yet to earn any royalty income in relation to this agreement as of September 30, 2022.

TGHI converted the Touchpoint Preferred into 10,000,000 shares of common stock of Touchpoint on February 23, 2022 resulting in the Company owning 20,000,000 shares of common stock of Touchpoint at this time.

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

Revenue Sharing Agreement

On February 18, 2022, the Company, effective March 1, 2022 entered into a Revenue Sharing Agreement (“RSA”) with Mahaser LTD. (“Mahaser”) pursuant to which the Company acquired the opportunity to share in revenues generated by Mahaser with respect to e-commerce sales through the online retail platform in the United States of America. Mahaser owns an e-commerce platform as a store which is the legal, exclusive owner of Ravenholm Electronics. The Company will operate the e-commerce platform and will be entitled to 95% for all revenue generated by and received by Mahaser from March 1, 2022 through December 31, 2022. The RSA provides that the Company will be entitled to appoint a manager to Mahaser. As consideration, the Company will pay Mahaser $100,000 no later than March 1, 2022 and issue Mahaser 1,000,000 shares of the Company’s restricted common stock. The Company shall have no obligations to make any further payments to Mahaser. For any further extensions, the Company will have the option to extend the RSA for annual payment of $200,000, which can be payable with the Company’s shares of common stock payable based on 20 days VWAP prior to issuance. On March 16, 2022 the parties entered into Amendment No. 1 to the to the RSA, where all consideration to be paid or issued to Mahaser will be deferred until such time where the e-commerce platform generated in cumulative revenue of $1,000,000. On March 31, 2022, the parties entered into Amendment No. 2 to the RSA, where Mahaser agreed to pay the Company 100% per year for all revenue generated by and received by seller from the sales by Amazon within the United States of America as follows from March 1, 2022 through December 31, 2022. The Company will be responsible for 100% of the cost of goods sold as well. In addition, the Company is entitled to earn 100% revenues and cost of goods sold of the test run period from February 1, 2022 to February 28, 2022.

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

The Company requested our Former Auditor furnish us with a letter addressed to the SEC stating whether it agrees with the above statements, which they did.

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

GBT TECHNOLOGIES INC.
(Registrant)

Date: November 14, 2022	By:	/s/ Mansour Khatib
Mansour Khatib
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)