Form 10-K
period 2022-12-31
GBT Technologies Inc.
filed 2023-04-12
CIK 1471781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

As of June 30, 2022, the market value of our common stock held by non-affiliates was approximately $2,266,899 which is computed based upon the closing price on that date of the Common Stock of the registrant on the OTC PINK maintained by OTC Markets Group Inc. of $0.0024. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of April 12, 2023, 2,930,101,819 shares of common stock, $.00001 par value per share, of the registrant were outstanding.

Documents incorporated by reference: None

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

●	We have a limited operating history in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

●	Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

●	The COVID-19 outbreak caused disruptions in our development operations, which have resulted in delays in existing projects and may have additional negative impacts on our operations.

●	Our results of operations have not resulted in profitability and we may not be able to achieve profitability going forward.

●	We have not generated positive cash flow from operations and our ability to generate positive cash flow is uncertain. If we are unable to generate positive cash flow or obtain sufficient capital when needed, our business and future prospects will be adversely affected and we could be forced to suspend or discontinue operations.

●	We will require additional capital to support business growth and this capital might not be available on acceptable terms, if at all.

●	We depend upon key personnel and need additional personnel.

●	Our business requires substantial capital and if we are unable to maintain adequate cash flows from operations our profitability and financial condition will suffer and jeopardize our ability to continue operations.

●	There is currently a limited public market for our common stock. Failure to further develop or maintain a trading market could negatively affect the value of our common stock and make it difficult or impossible for you to sell your stock.

●	If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

●	Because we are quoted on the OTC PINK marketplace instead of a national securities exchange, our investors may experience significant volatility in the market price of our stock and have difficulty selling their shares.

●	Our stock price and trading volume may be volatile, which could result in substantial losses for our stockholders.

●	We have not paid dividends in the past and have no immediate plans to pay cash dividends.

●	Shares eligible for future sale may adversely affect the market for our Common Stock.

●	You may experience future dilution as a result of future equity offerings.

●	Our charter documents and Nevada law may inhibit a takeover that stockholders consider favorable.

●	There are limitations on director/officer liability.

●	Penny stock regulations may impose certain restrictions on marketability of our securities.

●	FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

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

GBT Tokenize Joint Venture (totally Impaired in 2021)

On March 6, 2020, the Company through Greenwich, entered into a Joint Venture and Territorial License Agreement (the “Tokenize Agreement”) with Tokenize-It, S.A. (“Tokenize”), which is owned by a Costa Rica Trust represented by Pablo Gonzalez (“Gonzalez”). Gonzalez also represents Gonzalez Costa Rica Trust, which holds a note in the principal amount of $10,000,000 and is also a shareholder of the Company. Under the Tokenize Agreement, the parties formed GBT Tokenize Corp., a Nevada corporation (“GBT Tokenize”). The purpose of GBT Tokenize is to develop, maintain and support source codes for its proprietary technologies including advanced mobile chip technologies, tracking, radio technologies, AI core engine, electronic design automation, mesh, games, data storage, networking, IT services, business process outsourcing development services, customer service, technical support and quality assurance for business, customizable and dedicated inbound and outbound calls solutions, as well as digital communications processing for enterprises and startups (“Technology Portfolio”), throughout the State of California. Upon generating any revenue from the Technology Portfolio, the Joint Venture will earn the first right of refusal for other territories. The Company pledged its 50% ownership in GBT Tokenize and its 100% ownership of Greenwich to Tokenize to secure its Technology Portfolio investment. The Company shall appoint two directors and Tokenize shall appoint one director of GBT Tokenize. Tokenize shall contribute the services and resources for the development of the Technology Portfolio to GBT Tokenize. The Company shall contribute 2,000,000 shares of common stock of the Company (“GBT Shares”) to GBT Tokenize. Tokenize and the Company will each own 50% of GBT Tokenize. The shares were valued at $5,500,000. In addition, GBT Tokenize and Gonzalez entered into a Consulting Agreement in which Gonzalez is engaged to provide services for $33,333 per month payable quarterly which may be paid in shares of common stock calculated by the amount owed divided by the Company’s 10-day VWAP. Gonzalez will provide services in connection with the development of the business as well as GBT Tokenize’s capital raising efforts. The term of the Consulting Agreement was two years. During the year ended December 31, 2021, Gonzalez assigned all his accrued balances of $424,731 to Stanley Hills in a private transaction that the Company is not part to. The closing of the Tokenize Agreement occurred on March 9, 2020. Through this Joint Venture the parties commenced development of an intelligent human vital signs’ device, which we currently refer to as the qTerm. The platform is an expansion of the existing license agreement with GBT Tokenize Corp., which provided GBT Tokenize Corp. with an exclusive territory of California to develop certain of the Company’s technology. As the nature of the platform cannot be restricted only to California, the Company’s joint venture GBT Tokenize Corp. will be compensated with additional two hundred million shares of the Company to strengthen its funding, subject to board approval. A provisional patent application for the qTerm Medical Device was filed on March 30, 2020 with the USPTO. The application has been assigned serial number 63001564. The Joint Venture completed successfully the first prototype. There is no guarantee that the Company will be successful in researching, developing or implementing this product into the market. In order to successfully implement this concept, the Company will need to raise adequate capital to support its research and, if successfully researched, developed and granted regulatory approval, the Company would need to enter into a strategic relationship with a third party that has experience in manufacturing, selling and distributing this product. There is no guarantee that the Company will be successful in any or all of these critical steps. On May 28, 2021, the parties agreed to amend the Tokenize Agreement to expand territory granted for the Technology Portfolio under the license to GBT Tokenize to include the entire continental United States. The Company has further agreed to issue GBT Tokenize an additional 14,000,000 shares of common stock of the Company. The shares were valued at $15,400,000. At March 31, 2020, the Company evaluated the carrying amount of this joint venture investment and determined it was fully impaired and recorded an impairment charge of $5,500,000 was taken. At December 31, 2021, the Company evaluated the carrying amount of this joint venture investment and determined that this investment was fully impaired and as a result an impairment charge of $15,400,000. Although the investment was impaired, the product development is still ongoing. The carrying amount of this investment December 31, 2022 and 2021, was $0 and $0, respectively.

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

MetAlert (prior name – GTX Corp)

On April 12, 2022, GBT Tokenize Corp (“GBT Tokenize”), a Nevada corporation which the Company owns 50% of the outstanding shares of common stock, entered into a series of agreements with GTX Corp (“GTX”) and various note holders of GTX pursuant to which Tokenize acquire convertible promissory notes of GTX of $100,000 (the “GTX Notes”). In addition, GBT Tokenize acquired 76,923 (GBT acquired 5,000,000 in the original deal, where GTX to perform a corporate action of 1:65 reverse split on September 20, 2022) shares of common stock of GTX for $150,000 - in total FV of $12,538 as of December 31, 2022 based on level 1 stock price in OTC markets.

The GTX Notes bear 10% interest and 50% of the principal may be converted into shares of common stock on a one-time basis at a conversion price of $0.01 per share. The remaining 50% of the principal must be paid in cash. The closing occurred on April 12, 2022.

GTX changed its name into MetAlert Inc. on or about September 20, 2022.

On September 30, 2022, GBT Tokenize, loaned MetAlert Inc., a Nevada corporation (f/k/a GTX Corp.) (“MetAlert”) $90,000. For such loan, MetAlert provided Tokenize with a promissory note of $90,000 which is due and payable together with interest of 5% upon the earlier of September 19, 2023 or when declared by Tokenize.

MetAlert designs, manufactures and sells various interrelated and complementary products and services in the wearable technology and IoMT (Internet of Medical Things) marketplace.

As of December 31, 2022 and 2021, the notes had an outstanding balance of $190,000 and $0 respectively and accrued interest of $8,475 and $0 respectively.

As of December 31, 2022 and 2021, the marketable security had a FV of $12,538 and $0, respectively.

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

Prepaid services - completely disposed of in 2020 – and Final Litigation Settlement in 2022

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

On March 16, 2018, the Company entered into and closed an asset purchase agreement dated March 1, 2018 with ECS Prepaid, LLC (“ECS”), a Missouri limited liability company, pursuant to which the Company purchased certain assets from ECS, including, but not limited to, the processing prepaid platform, servers, POS terminals, customer list, a processing software program and goodwill, $1,100,000 of which $100,000 was paid on the Closing Date and the balance is to be paid pursuant to a secured promissory note of $1,000,000. In addition, the Company issued 500,000 shares of common stock of the Company and warrants to purchase 500,000 shares of common stock that are exercisable for a period of five years at a fixed exercise price of $1.85 per share. The note is secured by the assets acquired by the Company from ECS and the Company is required to make ten equal principal payments of $100,000 commencing on April 15, 2018. The Company may prepay the note at any time without penalty.

On April 2, 2018, the Company entered into and closed an asset purchase agreement with Electronic Check Services, Inc. (“Electronic Check”), a Missouri corporation, pursuant to which the Company purchased certain assets from Electronic Check, including, but not limited to, assets associated with software that validates written check authenticity. The purchase price was $75,000 in cash, and the Company issued 250,000 shares of common stock of the Company and warrants to purchase 250,000 shares of common stock that are exercisable for five years at $2.70 per share.

On April 2, 2018, the Company entered into and closed an asset purchase agreement with Central State Legal Services, Inc. (“CSLS”), a Missouri corporation, pursuant to which the Company purchased certain assets from CSLS, including, but not limited to, assets associated with a system to recover funds from returned checks, for $25,000 in cash. The Company entered into these asset purchase agreements to acquire the software needed to process transactions for its prepaid business, and to acquire additional terminal locations by which the Company will deploy its technology. On a combined basis, there are approximately 9,400 points of sale as a result of acquiring certain assets from both RWJ Advanced Marketing LLC and ECS. altcOn or around November 10, 2017, UGopherServices experienced a suspension of operations on the terminals that the Company acquired in its acquisition on September 1, 2017 from RWJ Advanced Marketing LLC. Management of the Company believes that this shutdown came as a result of the decision of Paypal Holdings Inc. (“Paypal”) decision to suspend operations of TIO Networks (“TIO”), and appears to have affected all of TIO’s customers. TIO was acquired by Paypal in or around July 2017. Prior to the suspension, the Company received no notice from TIO, or from RWJ Advanced Marketing LLC, which sold the assets to UGopherServices, that the suspension would be taking place. Although the Company worked diligently to contain the fallout from the suspension of operations by TIO, the vast majority of the customers that were acquired as part of the transaction defected as a result. The subsequent acquisition of ECS was done partly to stem the customer defections, as many of the customers of UgopherServices sought the services of ECS. In doing so, the Company got many, though not all, of the customers back.

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

 On September 30, 2019, the Company entered into an Asset Purchase Agreement with Surge Holdings, Inc., a Nevada corporation (“SURG”) pursuant to which the Company agreed to sell and assign to SURG all the assets and certain specified liabilities of its ECS Prepaid, Electronic Check and the CSLS businesses for $5,000,000 to be paid through the issuance of 3,333,333 shares of SURG’s common stock and a convertible promissory note in favor of the Company for $4,000,000. The 3,333,333 shares of SURG’s common stock have been pledged to a third party for providing working capital needs of the Company. The convertible promissory note was issued to AltCorp Trading, LLC a wholly owned subsidiary of the Company. On January 7, 2022, the Company received payments from Surgepays Inc. (formerly known as Surge Holdings, Inc.) in total of $3,750,000 pursuant to the terms of the Settlement Agreement dated December 22, 2021.

On September 18, 2020, the Company entered into a Purchase and Sale Agreement with Mr. LightHouse LTD., an Israeli corporation (“MLH”) pursuant to which the Company agreed to sell and assign to MLH, effective July 1, 2020 all the shares, and certain specified liabilities, of Ugopherservices Corp. (“UGO”), a wholly owned subsidiary of the Company, for $100,000 to be paid through the delivery of a promissory note payable to the Company (the “Note”), upon the terms and subject to the limitations and conditions set forth in the Note. There is no material relationship between the Company, on one hand, and MLH, on the other hand. At December 31, 2020, the Company determined that this note receivable was not collectible and took an impairment charge of $100,000. During July 2021, MLH effected a $50,000 payment on the Note. During April 2022, MLH effected a second payment for additional $50,000 on the Note exhausting the Note balance.

On March 8, 2020, SURG filed a lawsuit against its transfer agent, Vstock with respect to the transfer of SURG common stock that is currently in possession of the Company and assigned to Stanley Hills, LLC. On January 1, 2021, SURG, AltCorp and Stanley Hills, LLC (“Stanley”) entered into a Mutual Release and Settlement Agreement (“Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, SURG agreed to amend the AltCorp Exchange Agreement where SURG acknowledged a debt of $3,300,000 (the “Debt”) to be paid in 33 monthly payments of $100,000 payable in shares of common stock of SURG at a per share price equal the volume weighted average price of Surg’s common stock during the 10 trading days immediately preceding the issuance. The Company paid $650,000 in cash and the remaining by shares. The SURG common stock issued to Altcorp was pledged since August 12, 2020 for the benefit of Stanley to secure Stanley’s note payable by the Company. Accordingly, the SURG Common Stock issued to AltCorp as a result of the Settlement Agreement were pledged to Stanley. As of December 31, 2021 there were no surge shares pledges after the final settlement signed on December 22, 2021 and that replaced all prior settlement agreement. The final settlement SURG agreed to make total payments of $4,200,000 to the Company on or prior to January 7, 2022. This $4.2 million amount consists of $450,000 paid by SURG in November and December 2021, $100,000 to be paid on or about January 4, 2022, and $3,650,000 to be paid on or prior to January 7, 2022 of which $375,000 will be held in escrow as described before. The $3,750,000 was recorded as other receivable as of December 31, 2021. As of December 31, 2022 and 2021, the Company recorded an outstanding payable to Stanley of $927,136 and $1,862,928, respectively, recorded under accrued expenses.

Subsequently, SURG was a party to two lawsuits in, the Eighth Judicial District Court for Clark County, Nevada involving AltCorp, Stanley and Glen Eagles Acquisition LP (the “AltCorp Parties.”). Each of these lawsuits were disputes relating to the total consideration SURG was to pay the Company under the APA.

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

The Final Settlement Agreement, among other resolutions, provides the following:

(i)	From the total consideration of the Final Settlement Agreement, of $375,000 (“Escrow Amount”) will be deposited by SURG in escrow. SURG has acquired the Company’s rights to a certain Master Distribution and Service Agreement (“MDA”). Under certain circumstances, if the result of the Company’s lawsuit against a third party (the “GBT Lawsuit”) is a monetary judgment without the assignment or legal decree of ownership of the MDA, the Company shall be entitled to receive the Escrow Amount and shall assign to SURG the first $1,000,000 the Company recovers from the defendants in the GBT Lawsuit. In the event that the Company does not prevail in the GBT Lawsuit then it shall be entitled to release of the Escrow Amount but shall be responsible for any fees and costs obligation sought by the defendants in the GBT Lawsuit.

(ii)	SURG agreed to make total payments of $4,200,000 to Stanley on or prior to January 7, 2022. This $4.2 million consists of $450,000 paid to the Company in November and December 2021, $100,000 to be paid on or about January 4, 2022, and $3,650,000 to be paid on or prior to January 7, 2022 of which $375,000 will be held in escrow as described before. The final settlement SURG agreed to make total payments of $4,200,000 to the Company’s trust account on or prior to January 7, 2022. The $3,750,000 was recorded as other receivable as of December 31, 2021. The entire of $3,750,000 was paid in January 2022.

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

The final settlement of $3,750,000 was received by the Company in 2022 and paid out $3,750,000 to the third parties in 2022.

As the Company committed to assign certain revenue share agreement to SURG as part of the Company’s settlement with RWJ Agreement, on October 5, 2022 and as cumulation of all settlement agreements the Company issued a request to the SURG regarding release of certain escrow funds and the execution of an assignment of rights as contemplated in the afore referenced agreement (See Footnote 18 Contingencies).

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

The Gopher Convertible Note bears interest of 6% and is payable at maturity on December 31, 2021. At the election of Gonzalez, the Gopher Convertible Note can be converted into a maximum of 20,000 shares of Series H Preferred Stock. Each share of Series H Preferred Stock is convertible, at the option of the holder but subject to the Company increasing its authorized shares of common stock, into such number of shares of common stock of the Company as determined by dividing the Stated Value ($500 per share) by the conversion price ($500 per share). The Series H Preferred Stock has no liquidation preference, does not pay dividends and the holder of Series H Preferred Stock shall be entitled to one vote for each share of common stock that the Series H Preferred Stock may be convertible into. Upon conversion of the Gopher Convertible Note and the 20,000 shares of Series H Preferred Stock, Gonzalez would be entitled to less than 50% of the resulting outstanding shares of common stock of the Company following conversion in full and, as a result, such transaction is not considered a change of control.

On May 19, 2021, the Company, entered into a Mutual Release and Settlement Agreement and Irrevocable Assignment of Note Balance Principal and Accrued Interest (the “Gonzalez Agreement”) with third party, GBT-CR, IGOR 1 Corp and Gonzalez Pursuant to the Gonzalez Agreement, without any party admission of liability and to avoid litigation, the parties had agreed to (i) extend the GBT Convertible Note maturity date to December 31,2022, (ii) amend the GBT Convertible Note terms to include a beneficial ownership blocker of 4.99% and a modified conversion feature to the GBT Convertible Note with 15% discount to the market price during the 20 trading day period ending on the latest complete trading day prior to the conversion date and (iii) provided for an assignment of the GBT Convertible Note by Gonzalez to a third party. As a result of the change in terms of this convertible note, the Company took a charge related to the modification of debt of $13,777,480 during the year ended December 31, 2021. This convertible note is recorded as derivative liability because of the discounted price on conversion.

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

In addition, GBT Tokenize and Gonzalez entered into a Consulting Agreement in which Gonzalez is engaged to provide services of $33,333 per month payable quarterly which may be paid in shares of common stock calculated by the amount owed divided by the Company’s 10-day VWAP. Gonzalez will provide services in connection with the development of the business as well as GBT Tokenize’s capital raising efforts. The term of the Consulting Agreement is two years. During year ended December 31, 2022, Gonzalez assigned all his accrued balances of $424,731 to Stanley Hills in a private transaction that the Company is not part to. The closing of the Tokenize Agreement occurred on March 9, 2020.

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

At March 31, 2020, the Company evaluated the carrying amount of this joint venture investment and determined this investment was fully impaired and as a result an impairment charge of $5,500,000 was taken. At September 30, 2021, the Company evaluated the carrying amount of this joint venture investment and determined this investment was fully impaired and as a result an impairment charge of $15,400,000 was taken.

Although the investment was impaired, the product development is still ongoing. The carrying amount of this investment at December 31, 2022 and 2021, was $0 and $0, respectively.

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

Latinex (contra-equity account)

On January 8, 2019, the Company entered into a Stock Pledge Agreement with Latin American Exchange Latinex Casa de Cambio, S.A., a Costa Rica corporation (“Latinex”), to provide that Latinex may maintain its required regulatory capital as required by various regulators. The Company has pledged 4,006 restricted shares of its common stock valued at $7,610,147 (based on the closing price on the grant date) for three years on an annual payment of $375,000 paid in quarterly installments of $93,750. In lieu of cash payment, Latinex may pay the Company in virtual currency of WISE Network S.A. valued at a 50% discount of its offering price of $10 per token. If Latinex’s required capital has decreased below $5,000,000, Latinex is permitted to sell the pledged shares of common stock only in an amount to ensure that Latinex can satisfy the required capital levels. The Company must consent to such sale of the shares of common stock, which may not be unreasonably withheld. Upon expiration of the agreement, the remaining shares of common stock shall be returned to the Company free and clear of all liens. The Company has recorded the value of these shares of common stock as a stock loan receivable which is presented as a contra-equity account in the accompanying consolidated balance sheets. At December 31, 2019, the Company wrote off the accrued interest income as Latinex did not perform any payment and the Company has no mean to enforce this payment. Latinex agreed in principle to return the pledged 4,006 restricted shares to the Company for cancellation. The 4,006 restricted shares have not yet been returned to the Company as of December 31, 2022.

Regulatory

GBT Tokenize seeks approval filing for its qTerm device with the United Stated Food and Drug Administration (“FDA”). The FDA classifies medical devices from Class 1 – 3, each of which must be subjected to robust evaluations and reviews to comply with manufacturing quality control (QC) standards. The FDA regulates the marketing/sale of medical device products in the U.S. and monitors the safety of all regulated medical products. FDA Section 201(h) of the Food, Drug & Cosmetic Act (FD&C Act) defines a device as: an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a component part or accessory which is recognized in the official National Formulary, or the United States Pharmacopoeia, or any supplement to them, intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease in man or other animals, or intended to affect the structure or any function of the body of man or other animals. GBT Tokenize engaged M Squared Associates (M2) to assist with developing the FDA premarket strategy for its qTerm device. The process of filing for FDA clearance involves development of a sound regulatory strategy for pathway to market, including required preclinical and performance testing, software verification and validation activities and ensuring user needs are met. In addition, GBT/tokenize will partner with M2 to finalize technical design documentation, device labeling claims and intended use. Other aspects that will be evaluated include manufacturing processes, usability / human factors and the development of valid scientific evidence. The company will work with M2 to develop a detailed description of the device’s software and algorithm training requirements, including design specifications. qTerm computer program will be reviewed for its control functions and other required performance testing plans and criteria according to FDA guidance documentation. Even though not required by law, there is no guarantee that the Company will be successful in obtaining any regulatory approval. In order to successfully implement this concept, the Company will need to raise adequate capital to support its compliance research and, if successfully researched, developed and granted regulatory approval, the Company would need to enter into a strategic relationship with a third party that has experience in manufacturing, selling and distributing this product. There is no guarantee that the Company will be successful in any or all of these critical steps.

The Company seeks to conduct business with the US government agencies and hired a consulting firm for general guidance with the GSA (General Services Administration) application process. GSA approval status describes an organization that have been approved to sell to the US Government through the U.S. General Services Administration (GSA). The GSA is an independent agency of the United States Government that was established in 1949 to help manage, approve, and facilitate government contracts, products, bids and verify that product and services properly sourced under the US Government guidelines. The GSA is the purchasing department of the US Government and lists contracts or schedules potential vendors that can bid on to get government business. To become eligible to bid on a GSA schedule, it is required to complete several important steps, among them are registering in the government’s SAM (System for Award Management), and providing previous customer contact information as a means for the GSA to perform a past performance evaluation. More information can be found on GSA web site at: https://www.gsa.gov. The Company applied and received their extension notice for SAM registration #832011626/91FW3 until May 2023. The active status makes GBT eligible to potentially contract business with US government contractors and sub-contractors, local cities or receive federal funds. SAM (www.sam.gov) is a central registration system for government contractors and suppliers. To remain eligible to do business with the federal government, an entity must renew its registration with SAM every year.

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

On January 31, 2020, in the arbitration titled GBT Technologies Inc. (k/n/a Gopher Protocol, Inc. v. Discover Growth Fund, LLC (“Discover”) (JAMS Ref. No. 1260005395), the Company was informed that a final award was entered (the “Final Award”). The Final Award affirms that certain sections of the Senior Secured Redeemable Convertible Debenture (the “Debenture”) constitute unenforceable liquidated damages penalties and were stricken. Further, it was determined that neither Discover nor John Kirkland, President and General Partner of Discover, were entitled to recovery of their attorney’s fees. Consequently, and consistent with the expectations of the Company, the arbitrator awarded Discover $4,034,444 plus interest of 7.25% accrued from May 15, 2019 and costs of $55,613.00. On February 18, 2020, the Company filed a motion with the United States District Court District of Nevada (the “Nevada Court”) to confirm the Final Award and a motion to consolidate Discover’s application to confirm the Final Award filed in the U.S. District Court of the Virgin Islands (Case No: 3 :20-cv-00012-CVG-RM) (the “Virgin Island Court”). On February 27, 2020, the Nevada Court denied the Company’s motion to confirm the Final Award and motion to consolidate and further decided that the confirmation of the Final Award should be litigated in the Virgin Island Court. As such, on February 27, 2020, the Company filed a Notice of Entry of Order as well as a Motion to Confirm the Arbitration Award; Address the Outstanding issue regarding whether Discover’s rights are subordinated to other creditors and, thereafter, oversee a commercially reasonable foreclosure sale (Case No: 3 :20-cv-00012-CVG-RM). It was the Company’s position that the Final Award must first be confirmed and all questions regarding the rights of Discover relative to those of other creditors must be determined before any foreclosure sale can proceed. It was further the position of the Company that the previously disclosed foreclosure sale scheduled by Discover is being conducted in a commercially unreasonable manner and that if Discover proceeded forward with the foreclosure sale it did so at its own risk. Nevertheless, on February 28, 2020, Discover advised that it conducted a sale of the Company’s assets. As the date of this report Investor failed to present a deed of sale for the alleged sale that allegedly took place as noticed. The Company filed with Virgin Island Court the motions disputing the validity of the alleged sale. On July 28, 2020, Investor filed in the State of Nevada a motion for attorneys $48,844 and costs $716. The Company filed an answer on August 11, 2020. On October 16, 2020, Investor motion for attorneys $48,844 and costs $716 was denied. This case is still pending with the Federal court and the Court has not taken any substantive action in the matter as of the date of this report.

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

The following chart represent the Company Intellectual Properties Status:

GBT Intellectual Property Status Chart

Patents

Title	App. No.	Country	Filing Date	Status / Deadline	Patent No.	Issue Date
System and method for scheduling trucking service, according to demand, at the customer’s or any other location using smartphone application and/or internet web site	62/124,320	US	December 15, 2014	Expired	N/A	N/A
System and method for scheduling categorized delivery and/or service, according to demand, to customer’s location based on smartphone and web site software application	62/176,933	US	March 3, 2015	Expired and Converted to Electronic Circuit Non-provisional and PCT	N/A	N/A
System and method for finding possible bartering partners in both two-party and multi-party scenarios via smartphone/mobile device application	14/545,577	US	May 26, 2015	Abandoned	N/A	N/A
System and method for scheduling gasoline or diesel fill, according to demanding, at the customer’s location	62/231,405	US	July 6, 2015	Expired and Converted to Electronic Circuit Non-provisional and PCT	N/A	N/A
Electronic circuit or microchip with a secured BIOS system, with ROM and RAM memory, working with smartphone software application and	62/282,593	US	August 6, 2015	Expired and Converted to Electronic Circuit Non-provisional and PCT	N/A	N/A
System and method for power saving/reduction within integrated circuits	62/282,808	US	August 13, 2015	Expired	N/A	N/A
System and method for overseeing and monitoring user’s computerized activity to define privacy level	62/283,915	US	September 16, 2015	Expired	N/A	N/A
System, method and computer program for remote disablement and enablement of mobile devices	62/284,353	US	September 28, 2015	Expired and Converted to Electronic Circuit Non-provisional and PCT	N/A	N/A
System, method and computer program for real time emergency communication, beacon, location identification and tracking for mobile devices	62/284,458	US	October 1, 2015	Expired and Converted to Electronic Circuit Non-provisional and PCT	N/A	N/A

System, method and a computer program for automatic and motion activity detection, activation or deactivation airplane mode for mobile devices	62/284,744	US	October 8, 2015	Expired and Converted to Electronic Circuit Non-provisional and PCT	N/A	N/A
Monolithic multi-dimensional integrated circuits (iCs) on both sides of electronic board including utilization of all package’s planes	62/284,880	US	October 13, 2015	Expired	N/A	N/A
System, method and software for mobile database manage and sharing over private, secured network, in real time	62/284,884	US	October 13, 2015	Expired	N/A	N/A
Method, system and computer software for advertisement using symbols as characters interface	62/285,055	US	October 19, 2015	Expired	N/A	N/A
Monolithic, multi-dimensional, multi-plane, memory structure for integrated circuits	62/285,443	US	October 30, 2015	Expired	N/A	N/A
Automatic, characterized and prioritized consolidation of different credit cards into one card method, point of sale, smartphone applications and computer software	62/285,996	US	November 26, 2015	Expired	N/A	N/A
Electronic circuit within a sticky patch package for global tracking that is working with mobile software application and other electronic circuits on a separate, secured, private network	62/387,789	US	January 6, 2016	Expired and Converted to Tracking Devices Non-provisional and PCT	N/A	N/A
ELECTRONIC CIRCUITS FOR SECURE COMMUNICATIONS AND ASSOCIATED SYSTEMS AND METHODS	15/015,441	US	February 4, 2016	Granted	U.S. Patent No. 10,521,614	December 31, 2019
ELECTRONIC CIRCUITS FOR SECURE COMMUNICATIONS AND ASSOCIATED SYSTEMS AND METHODS	PCT/US2016/016522	PCT	February 4, 2016	Expired and Entered National Phase in Europe	N/A	N/A

SYSTEM AND METHOD FOR POWER SAVING/REDUCTION WITH INTEGRATED CIRCUITS	62/360,525	US	July 11, 2016	Expired	N/A	N/A
System and method for elimination of electromigration and self-heat violations during construction of a mask layout block, maintaining process design rules and layout connectivity	62/494,199	US	August 1, 2016	Expired	N/A	N/A
ELECTRONIC CIRCUITS FOR SECURE COMMUNICATIONS AND ASSOCIATED SYSTEMS AND METHODS	16759244.3	EP	September 29, 2017	Pending	N/A	N/A
TRACKING DEVICES, SYSTEMS AND METHODS USING PATCH PACKAGES WITH EMBEDDED ELECTRONIC CIRCUITS	15/344,619	US	November 7, 2016	Granted	10,021,522	July 10, 2018
TRACKING DEVICES, SYSTEMS AND METHODS USING PATCH PACKAGES WITH EMBEDDED ELECTRONIC CIRCUITS	PCT/US16/060763	PCT	November 7, 2016	Expired and Entered National Phase in Europe	N/A	N/A
TRACKING DEVICES, SYSTEMS AND METHODS USING PATCH PACKAGES WITH EMBEDDED ELECTRONIC CIRCUITS	16884138.5	EP	July 3, 2018	Pending	N/A	N/A
TRACKING DEVICES, SYSTEMS AND METHODS USING PATCH PACKAGES WITH EMBEDDED ELECTRONIC CIRCUITS	16/028,449	US	July 6, 2018	Granted	10,616,715	April 7, 2020
GOPHER RADIO TOKEN	62/631,007	US	February 15, 2018	Pending and Converted to GRT Non-provisional	N/A	N/A
SYSTEMS AND METHOD OF CONVERTING ELECTRONIC TRANSMISSIONS INTO DIGITAL CURRENCY	16/008,069	US	June 14, 2018	Abandoned	N/A	N/A

SYSTEMS AND METHOD OF CONVERTING ELECTRONIC TRANSMISSIONS INTO DIGITAL CURRENCY	PCT/US19/16728	PCT	February 6, 2019	Expired	N/A	N/A
System, method and software application for mobile database management and sharing over private, secured network, in real time	62/676,393	US	May 25, 2018	Pending and Converted to Mobile Database Sharing Non-provisional	N/A	N/A
SYSTEMS AND METHODS OF MOBILE DATABASE MANAGEMENT AND SHARING	16/155,093	US	October 9, 2018	Granted	10,853,327	December 1, 2020
SYSTEMS AND METHODS OF MOBILE DATABASE MANAGEMENT AND SHARING	17/104,001	US	November 25, 2020	Pending	N/A	N/A
MONOLITHIC, MULTI-DIMENSIONAL, MULTI-PLANE, MEMORY STRUCTURE FOR INTEGRATED CIRCUITS	62/732,026	US	September 17, 2018	Pending	N/A	N/A
MONOLITHIC MULTI-DIMENSIONAL INTEGRATED CIRCUITS (ICS) ON BOTH SIDES OF ELECTRONIC BOARD INCLUDING UTILIZATION OF ALL PACKAGE’S PLANES	62/732,023	US	September 17, 2018	Pending	N/A	N/A
MULTI-DIMENSIONAL INTEGRATED CIRCUITS AND MEMORY STRUCTURE FOR INTEGRATED CIRCUITS AND ASSOCIATED SYSTEMS AND METHODS	16/292,388	US	March 5, 2019	Granted	10,854,763	December 1, 2020
MULTI-DIMENSIONAL INTEGRATED CIRCUITS AND MEMORY STRUCTURE FOR INTEGRATED CIRCUITS AND ASSOCIATED SYSTEMS AND METHODS	17/102,928	US	November 24, 2020	Pending	N/A	N/A
MULTI-DIMENSIONAL INTEGRATED CIRCUITS AND MEMORY STRUCTURE FOR INTEGRATED CIRCUITS AND ASSOCIATED SYSTEMS AND METHODS	PCT/US19/50266	PCT	September 10, 2019	Expired	N/A	N/A
MULTI-DIMENSIONAL INTEGRATED CIRCUITS AND MEMORY STRUCTURE FOR INTEGRATED CIRCUITS AND ASSOCIATED SYSTEMS AND METHODS	19862631.9	EP	March 16, 2021	Pending	N/A	N/A

MULTI-DIMENSIONAL INTEGRATED CIRCUITS AND MEMORY STRUCTURE FOR INTEGRATED CIRCUITS AND ASSOCIATED SYSTEMS AND METHODS	10-2021-7008024	KR	March 17, 2021	Pending	N/A	N/A
GuardianLIFE Medical Device	63/001,564	US	March 30, 2020	Expired	N/A	N/A
PROXIMITY ALERT FOR USE WITH A PUSH-BUTTON VITAL SIGNS MONITORING SYSTEM	63/012,205	US	April 19, 2020	Expired	N/A	N/A
PUSH-BUTTON AND TOUCH-ACTIVATED VITAL SIGNS MONITORING DEVICES AND METHODS OF MAPPING DISEASE HOT SPOTS AND PROVIDING PROXIMITY ALERTS	16/983,289	US	August 3, 2020	Pending	N/A	N/A
Automatic, characterized and prioritized consolidation of different credit cards into one card method, point of sale, smartphone applications and computer software	63175564	US	April 16, 2021	Pending	N/A	N/A
Method, system and computer software for advertisement, using symbols as characters interface	63177669	US	April 21, 2021	Pending	N/A	N/A
SYSTEMS AND METHODS FOR ELIMINATING ELECTROMIGRATION AND SELF-HEAT VIOLATIONS IN A MASK LAYOUT BLOCK	17315747	US	May 10, 2021	Pending	N/A	N/A
System and method for automatic correction of geometrical design rule violations in integrated circuit mask layout data, maintaining its electrical connectivity (LVS), reliability (RV) and design for manufacturing (DFM) structural correctness	63197635	US	June 7, 2021	Pending	N/A	N/A
REAL-TIME MOVEMENT, POSITION DETECTION, AND IMAGING USING WIRELESS TECHNOLOGY AND ARTIFICIAL INTELLIGENCE	63211573	US	June 17, 2021	Pending	N/A	N/A
SYSTEMS AND METHODS FOR IDENTIFICATION AND ELIMINATION OF GEOMETRICAL DESIGN RULE VIOLATIONS OF A MASK LAYOUT BLOCK	17391292	US	August 2, 2021	Pending	N/A	N/A

SYSTEMS AND METHODS OF REAL-TIME MOVEMENT, POSITION DETECTION, AND IMAGING	17471213	US	September 10, 2021	Allowed	11,302,032	April 12, 2022
System and method for automatic correction of electrical connectivity mismatches of a mask layout block, maintaining the process design rules (DRC Clean), connectivity (LVS Clean) correctness, obeying Reliability Verification (RV) and DFM (Design formanufacturability) constraints	63248550	US	September 27, 2021	Pending	N/A	N/A
System and method for Automatic Generation of Integrated Circuits IP (Intellectual property) Layout Blocks	63249150	US	September 28, 2021	Pending	N/A	N/A
Artificial Intelligence Controlled, SKIP ZONE FREE, HF Radio Communication System and Method	63257199	US	October 19, 2021	Pending	N/A	N/A
CONSOLIDATED CREDIT CARDS, AUTOMATED BILLING SYSTEMS, AND FINANCIAL TECHNOLOGIES FOR IMPROVED CREDIT CARD ACCOUNT OPERATIONS	17584427	US	January 26, 2022	Pending	N/A	N/A
SYSTEMS AND METHODS OF WIRELESS COMMUNICATION USING ARTIFICIAL INTELLIGENCE TO OVERCOME SKIP ZONES	17686461	US	March 4, 2022	Pending	N/A	N/A
SYSTEMS AND METHODS OF REAL-TIME MOVEMENT, POSITION DETECTION, AND IMAGING	17694384	US	March 14, 2022	Pending	N/A	N/A
SYSTEMS AND METHODS OF IMPROVED ADVERTISING USING SYMBOLS AS CHARACTER INTERFACE	17723658	US	April 19, 2022	Pending	N/A	N/A
SYSTEMS AND METHODS OF WIRELESS COMMUNICATION USING ARTIFICIAL INTELLIGENCE TO OVERCOME SKIP ZONES	17736114	US	May 4, 2022	Pending	N/A	N/A
MULTI-DIMENSIONAL INTEGRATED CIRCUITS AND MEMORY STRUCTURE FOR INTEGRATED CIRCUITS AND ASSOCIATED SYSTEMS AND METHODS	17876981	US	July 29, 2022	Pending	N/A	N/A
Multi-Planar, IC Prediction System	63393959	US	July 31, 2022	Pending	N/A	N/A
SYSTEMS AND METHODS OF ELIMINATING CONNECTIVITY MISMATCHES IN A MASK LAYOUT BLOCK	17880055	US	August 3, 2022	Pending	N/A	N/A
SYSTEMS AND METHODS OF AUTOMATIC GENERATION OF INTEGRATED CIRCUIT IP BLOCKS	17953378		September 27, 2022	Pending	N/A	N/A
SYSTEMS AND METHODS OF PREDICTIVE MANUFACTURING OF THREE-DIMENSIONAL, MULTI-PLANAR SEMICONDUCTORS	18098140	US	January 18, 2023	Pending	N/A	N/A
MULTI-DIMENSIONAL PHOTONIC INTEGRATED CIRCUITS AND MEMORY STRUCTURE FOR PHOTONIC INTEGRATED CIRCUITS AND ASSOCIATED SYSTEMS AND METHODS	18109291	US	February 14, 2023	Pending	N/A	N/A
SYSTEMS AND METHODS OF ELIMINATING CONNECTIVITY MISMATCHES IN A MASK LAYOUT BLOCK	18110644	US	February 16, 2023	Pending	N/A	N/A

Trademarks

Mark	App. No.	Country	Filing Date	Status / Deadline	Goods/Services/Classes	Reg. No. / Reg. Date
GOPHERINSIDE	86/681,308	US	July 1, 2015	Abandoned	Microchips, in Class 9	N/A
GOPHERINSIGHT	86/737,146	US	August 26, 2015	Abandoned	Chip carriers, etc., in Class 9	N/A
FRIENDINME	86/755,543	US	September 14, 2015	Abandoned	Software from mobile phones, etc., in Class 9	N/A
GOPHERNET	86/811,422	US	November 5, 2015	Abandoned	Communications software for connecting microchips, etc., in Class 9	N/A
GOPHERANTITHEFT	86/855,191	US	December 21, 2015	Abandoned	Microchips, in Class 9	N/A
GOPHERSKYNET	86/858,936	US	December 28, 2015	Abandoned	Microchips, in Class 9	N/A
PUZPIX	87/12,1137	US	July 29, 2016	Registered	Game software, etc., in Class 9	5,356,006 / December 12, 2017
GOPH GOPHER PROTOCOL (and Design)	87/927,131	US	May 18, 2018	Abandoned	Software for mobile phones, microchips, etc., in Class 9	N/A
G-MONEY	88/132,574	US	September 26, 2018	Abandoned	Providing digital currency or digital token, in Class 36	N/A
G-CASH	88/132,592	US	September 26, 2018	Abandoned	Providing digital currency or digital token, in Class 36	N/A

Employees

As of December 31, 2022, we had 4 full time employees and 1 part time employees. We also utilize outside consultants and contractors as needed.

Clients and Customers

Sales for both the years ended December 31, 2022 and 2021 were $1,152,555 and $0. The Consulting income from related party for both the years ended December 31, 2022 and 2021 was $45,000 and $180,000. Sales are derived from providing IT consulting services to a related party and sales from amazon and Ebay.

On February 18, 2022, the “Company, effective March 1, 2022 entered into RSA with Mahaser LTD. (“MAHASER”) pursuant to which the Company acquired the opportunity to share in revenues generated by MAHASER with respect to e-commerce sales through the world biggest online retail platform in the United States of America. MAHASER owns an e-commerce platform as a store which is the legal, exclusive owner of Ravenholm Electronics. The Company will operate the e-commerce platform and will be entitled to 95% for all revenue generated by and received by MAHASER for the from March 1, 2022 through December 31, 2022. The RSA provides the Company will be entitled to appoint a manager to MAHASER. As consideration, the Company will pay MAHASER $100,000 on March 1, 2022 and issue MAHASER 1,000,000 shares of the Company’s restricted common stock. The Company shall have no obligations to make any further payments to MAHASER. For any further extensions, the Company will have the option to extend the RSA for annual payment of $200,000, which can be payable with the Company’s shares of common stock payable based on 20 days VWAP prior to issuance On March 16, 2022 the parties entered into Amendment No. 1 to the to the RSA, where all consideration to be paid or issued to MAHASER will be deferred until such time where the e-commerce platform generated in cumulative revenue of $1,000,000. On March 31, 2022, the parties entered into Amendment No. 2 to the RSA, where Mahaser agreed to pay the Company 100% per year for all revenue generated by and received by seller from the sales by Amazon within the United States of America as follows from March 1, 2022 through December 31, 2022. The Company will be responsible for 100% of the cost of goods sold as well. In addition, the Company is entitled to earn 100% revenues and cost of goods sold of the test run period from February 1, 2022 to February 28, 2022.

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

On February 22, 2022, the Company entered into an Intellectual Property License and Royalty Agreement with Touchpoint Group Holdings, Inc. (“Touchpoint” or “TGHI”) pursuant to which the Company granted TGHI a worldwide license for its technologies for five years in the domains of Internet of Things (IoT) and Artificial Intelligence enabled mobile technologies pertaining to the Company’s digital currency technology (the “Technology”). GBT will charge TGHI royalties based on actual uses by TGHI of the Technology resulting from revenue attributable to the use, performance or other exploitation of the Technology, to the extent applicable, after deducting any taxes that the Company may be required to collect, and deducting any international sales, goods and services, value added taxes or similar taxes which the Company is required to pay, if any, excluding deductions for taxes on the Company net income. TGHI agreed to issue the Company 10,000,000 shares of common stock of TGHI in the FV of $50,000 as a onetime fee for the Company entering this Intellectual Property License and Royalty Agreement, which was booked contract liabilities and amortized over the five-year term. The Company has yet to earn any royalty income in relation to this agreement as of December 31, 2022. The contract liabilities as of December 31, 2022 and 2021 was $41,444 and $0, respectively.

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

On March 19, 2020, California Governor Gavin Newsom issued a stay-at-home order to protect the health and well-being of all Californians and to establish consistency across the state in order to slow the spread of COVID-19. California was therefore under strict quarantine control and travel has been severely restricted, resulting in disruptions to work, communications, and access to files (due to limited access to facilities). Since then, other measures have been imposed in other countries and major cities in the USA, including Los Angeles, and throughout the world in an effort to contain the COVID-19 outbreak. The World Health Organization (the “WHO”) is closely monitoring and evaluating the situation. On March 11, 2020, the WHO declared the outbreak of COVID-19 a pandemic, expanding its assessment of the threat beyond the global health emergency it had announced in January. Any outbreak of such epidemic illness or other adverse public health developments in the USA or elsewhere in the world may materially and adversely affect the global economy, our markets and our business. The stay-at-home order was lifted in California on January 25, 2021, and as such we were able to relocate our virtual offices space and resume “normal” operations.

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

OUR RESULTS OF OPERATIONS HAVE NOT RESULTED IN PROFITABILITY AND WE MAY NOT BE ABLE TO ACHIEVE PROFITABILITY GOING FORWARD

The Company does not accrue or capitalize development costs (or any costs to this effect) and expense it to its profit and loss statements as required by US GAAP. As such, the Company incurred a net income of $5,323,856 for the year ended December 31, 2022 and net loss of $33,930,433 for the year ended December 31, 2021. If we incur additional significant operating losses, our stock price, may decline, perhaps significantly. Our management is developing plans to alleviate the negative trends and conditions described above. Our business plan is speculative and unproven. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will be able to curtail our losses now or in the future. Further, as we are an emerging enterprise, we expect that net losses will continue, and our working capital deficiency will increase.

WE HAVE NOT GENERATED POSITIVE CASH FLOW FROM OPERATIONS, AND OUR ABILITY TO GENERATE POSITIVE CASH FLOW IS UNCERTAIN. IF WE ARE UNABLE TO GENERATE POSITIVE CASH FLOW OR OBTAIN SUFFICIENT CAPITAL WHEN NEEDED, OUR BUSINESS AND FUTURE PROSPECTS WILL BE ADVERSELY AFFECTED AND WE COULD BE FORCED TO SUSPEND OR DISCONTINUE OPERATIONS.

Our operations have not generated positive cash flow for any period since our inception, and we have funded our operations primarily through the issuance of common stock and short-term and long-term debt and convertible debt. Our limited operating history makes an evaluation of our future prospects difficult. The actual amount of funds that we will need to meet our operating needs will be determined by a number of factors, many of which are beyond our control. These factors include the timing and volume of sales transactions, the success of our marketing strategy, market acceptance of our products, the success of our manufacturing and research and development efforts (including any unanticipated delays), our manufacturing and labor costs, the costs associated with obtaining and enforcing our intellectual property rights, regulatory changes, competition, technological developments in the market, evolving industry standards and the amount of working capital investments we are required to make.

Our ability to continue to operate until we are able to generate sufficient our cash flow from operations will depend on our ability to generate sufficient positive cash flow from our operations. If we are unable to generate sufficient cash flow from our operations, our business and future prospects will be adversely affected and we could be forced to suspend or discontinue operations.

The Company sustained net income of $5,323,856 and our operating activities used in cash flows of $138,293 for the year ended December 31, 2022. The Company had a working capital deficit of $18,522,046, stockholders’ deficit of $18,830,909 and an accumulated deficit of $299,257,917 at December 31, 2022.

WE WILL REQUIRE ADDITIONAL CAPITAL TO SUPPORT BUSINESS GROWTH, AND THIS CAPITAL MIGHT NOT BE AVAILABLE ON ACCEPTABLE TERMS, IF AT ALL.

We intend to continue to make investments to support our business growth and we will require additional funds to respond to business challenges, including the need to develop new features and products or enhance our existing products, improve our operating infrastructure or acquire complementary businesses and technologies. Further, we need additional capital to continue operations. Accordingly, we need to engage in equity or debt financings to secure additional funds. We expect that we have sufficient capital to maintain operations through the year of 2023. In order to fully implement our business plan, we will need to raise about $10,000,000 If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business may be harmed.

On December 17, 2021 (the “Effective Date”), the “Company entered into an equity financing agreement (the “Equity Financing Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with GHS Investments LLC (“GHS”), pursuant to which GHS may purchase from the Company, up to that number of shares of common stock of the Company (the “Shares”) for $10,000,000, subject to certain limitations and conditions set forth in the Equity Financing Agreement from time to time over the course of 24 months after an effective registration of the Shares with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement, is declared effective by the SEC (the “Contract Period”). The Equity Financing Agreement grants the Company the right, from time to time at its sole discretion (subject to certain conditions) during the Contract Period, to direct GHS to purchase shares of Common Stock on any business day (a “Put”), provided that at least ten trading days has passed since the most recent Put. The purchase price of the shares of Common Stock contained in a Put will be 90% of the lowest daily volume weighted average price (VWAP) of the Company’s Common Stock during the ten consecutive trading days preceding the receipt by GHS of the applicable Put notice. Such sales of Common Stock by the Company, if any, may occur from time to time, at the Company’s option, during the Contract Period. Subject to the satisfaction of certain conditions set forth in the Equity Financing Agreement, on each Put the Company will deliver a number of Shares equaling 110% of the dollar amount of each Put. The maximum dollar amount of each Put will not exceed 200% of the average daily trading dollar volume for the Company’s Common Stock during the 10 trading days preceding the Trading Day that GHS receives a Put. No Put will be made in an amount equaling less than $10,000 or greater than $500,000. Puts are further limited to GHS owning no more than 4.99% of the outstanding stock of the Company at any given time. The Equity Financing Agreement and the Registration Rights Agreement contain customary representations, obligations, rights, warranties, agreements and conditions of the parties. The Equity Financing Agreement terminates upon any of the following events: when GHS has purchased $10,000,000 in the Common Stock of the Company pursuant to the Equity Financing Agreement; on the date that is 24 calendar months from the date the Equity Financing Agreement was executed. Actual sales of shares of Common Stock to GHS under the Equity Financing Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Common Stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. On January 12, 2022, the Company filed registration statement for the sale of 5,500,000 shares of common stock pursuant to the Equity Financing Agreement, which was declared effective on February 11, 2022. The Company issued 463,303 shares with net proceeds of $66,942 from the Equity Financing Agreement in February 2022.

For year ended December 31, 2022, the Company received $231,867 as proceeds from the equity purchase agreement for issuance of 5,500,000 registered common shares. Post this issuance The Equity Financing Agreement is exhausted and not valid anymore.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our brand and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, for the years ended December 31, 2022 and 2021, we reported that our disclosure controls and procedures were not effective due to the lack of resources and the reliance on outside consultants. We intend to increase management’s review of our financials. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

We plan to reinvest all of our earnings, to the extent we have earnings, to develop and deliver our products and cover operating costs and to otherwise become and remain competitive. We do not plan to pay any cash dividends with respect to our securities in the foreseeable future. We cannot assure you that we would, at any time, generate sufficient surplus cash that would be available for distribution to the holders of our Common Stock as a dividend. Therefore, you should not expect to receive cash dividends on our Common Stock.

Shares eligible for future sale may adversely affect the market for our Common Stock.

Of the 2,930,101,819 shares of our Common Stock outstanding as of the date of this Annual Report, approximately 766,217,939 are restricted and 2,163,883,880 shares are freely tradable without restriction pursuant to Rule 144. Any substantial sale of our Common Stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our Common Stock.

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

The SEC adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5 per share or an exercise price of less than $5 per share, subject to certain exceptions. A security listed on a national securities exchange is exempt from the definition of a penny stock. Our Common Stock is not currently listed on a national security exchange. Our Common Stock is therefore subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by such rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase.

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

The Financial Industry Regulatory Authority (referred to as FINRA) has rules requiring that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative or low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA has indicated its belief that there is a high probability that speculative or low-priced securities will not be suitable for at least some customers. If these FINRA requirements are applicable to us or our securities, they may make it more difficult for broker-dealers to recommend that at least some of their customers buy our Common Stock, which may limit the ability of our stockholders to buy and sell our common stock and could have an adverse effect on the market for and price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 1B. Unresolved Staff Comments. At this time, there are no unresolved staff comments.

ITEM 2. PROPERTIES

The Company leases its virtual office space at 2450 Colorado Ave., Suite 100E, Santa Monica, CA 90404 on a month-to-month lease for $311 per month.

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

On or around January 30, 2019, RWJ Advanced Marketing, LLC, Greg Bauer, and Warren Jackson sued the Company and multiple third and related parties in Superior Court of the State of California – County of Los Angeles, General District in connection with the acquisition of UGO in September 2017. The case number is 19STCV03320 (the “Original Lawsuit”). The complaint in the Original Lawsuit alleges breach of contract, among other causes of action. The Company answered the complaint and filed a cross-complaint against the plaintiffs in the case and third parties on or around February 15, 2019. On or about September 10, 2020, the Company through its agent of service was “served” with a complaint (the Company contested service) that was filed against the Company and third parties by Robert Warren Jackson and Gregory Bauer in Los Angeles Superior Court Case No.: 20STCV32709 (“Second Lawsuit”). In the Original Lawsuit filed, the court rejected the plaintiff’s claims that they were filing a purported quasi-derivative lawsuit. As such, in this current litigation, the plaintiff is now again claiming the action is a derivative lawsuit. On October 13, 2020, the Second Lawsuit was removed by other defendants into Central District of California (CASE NO. 2:20−cv−09399−RGK−AGR). On February 2, 2021 the Central District of California dismissed the entire Second Lawsuit based on “demand futility”. In the Original lawsuit, the Company filed a cross complaint against the plaintiff and other third parties. The court has scheduled various hearings and a trial date set for December 27, 2021 which was later continued by the Court to September 28, 2022. It was the Company’s intention to dividend its holdings of its wholly owned subsidiary Ugopherservices Corp. (“UGO”). As UGO is the main dispute in the litigations described above, the Company elected to sell UGO to a third-party effective July 1, 2020 (See Note 17). On September 17, 2020, the Company terminated Greg Bauer as consultant (resulting from the sale of UGO), which he confirmed in writing. On or about June 14, 2021 the Company stipulated with plaintiff that all third parties will be released and plaintiff may file a new first amendment complaint that will name only the Company. As such, all third parties other than prior transfer agent of the Company have been dismissed from this litigation. The Company is in default on this note.

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

The Company under a different settlement agreement with SURG, committed to assign the IAA. As such, on October 5, 2022 and as cumulation of all settlement agreements the Company issued a request to SURG regarding release of certain escrow funds and the execution of an assignment of rights as contemplated in the afore referenced agreement.

On December 3, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with Discover Growth Fund, LLC (the “Investor”) pursuant to which the Company issued a Senior Secured Redeemable Convertible Debenture (the “Debenture”) of $8,340,000. In connection with the issuance of the Debenture and pursuant to the terms of the SPA, the Company issued a Common Stock Purchase Warrant to acquire up to 225,000 shares of common stock for three years (the “Warrant”) on a cash-only basis at an exercise price of $100 per share with respect to 50,000 Warrant Shares, $75 with respect to 75,000 Warrant Shares and $50 with respect to 100,000 Warrant Shares. The holder may not exercise any portion of the Warrants to the extent that the holder would own more than 4.99% of the Company’s outstanding common stock immediately after exercise. The outstanding principal amount may be converted at any time into shares of the Company’s common stock at a conversion price equal to 95% of the Market Price less $5 (the conversion price is lowered by 10% upon the occurrence of each Triggering Event – the current conversion price is 75% of the Market Price less $5). The Market Price is the average of the 5 lowest individual daily volume weighted average prices during the period the Debenture is outstanding.

On May 28, 2019, the Investor delivered to the Company a “Notice of Default and Notice of Sale of Collateral” (the “Notice”). On December 23, 2019, in arbitration between the Company and the Investor, an Interim Award was entered in favor of the Investor. On January 31, 2020, the Company was informed that a final award was entered (the “Final Award”). The Final Award affirms that certain sections of the Debenture constitute unenforceable liquidated damages penalties and were stricken. Further, it was determined that the Investor was entitled to recovery of their attorney’s fees. Consequently, the arbitrator awarded Investor $4,034,444 plus interest of 7.25% accrued from May 15, 2019 and costs fee of $55,613.

On February 18, 2020, the Company filed a motion with the United States District Court District of Nevada (the “Nevada Court”) to confirm the Final Award and a motion to consolidate Investor’s application to confirm the Final Award filed in the U.S. District Court of the Virgin Islands (Case No: 3 :20-cv-00012-CVG-RM) (the “Virgin Island Court”). On February 27, 2020, the Nevada Court denied the Company’s motion to confirm the Final Award and motion to consolidate and further decided that the confirmation of the Final Award should be litigated in the Virgin Island Court. As such, on February 27, 2020, the Company filed a Notice of Entry of Order as well as a Motion to Confirm the Arbitration Award, address the outstanding issues regarding whether Investor’s rights are subordinated to other creditors and, thereafter, oversee a commercially reasonable foreclosure sale (Case No: 3 :20-cv-00012-CVG-RM). It was the Company’s position that the Final Award must first be confirmed and all questions regarding the rights of Investor relative to those of other creditors must be determined before any foreclosure sale can proceed. It is further the position of the Company that the previously disclosed foreclosure sale scheduled by Investor is being conducted in a commercially unreasonable manner and that if Discover proceeded forward with the foreclosure sale it did so at its own risk. Nevertheless, on February 28, 2020, Investor advised that it conducted a sale of the Company’s assets. As the date of this report Investor failed to present a deed of sale for the alleged sale that allegedly took place as noticed. The Company filed with Virgin Island Court the motions disputing the validity of the alleged sale. On July 28, 2020, Investor filed in the State of Nevada a motion for attorney’s fees $48,844 and costs $716. The Company filed an answer on August 11, 2020.

On October 16, 2020, Investor motion for attorney’s fees $48,844 and costs $716 was denied. This case is still pending with the Federal court and the Court has not taken any substantive action in the matter as of the date of this report.

GBT Technologies, S.A.

On September 14, 2018, the Company entered into an Exclusive Intellectual Property License and Royalty Agreement (the “GBT License Agreement”) with GBT-CR, a fully compliant and regulated crypto currency exchange platform that currently operates in Costa Rica as a decentralized crypto currency platform, pursuant to which, among other things, the Company granted to GBT-CR an exclusive, royalty-bearing right and license relating intellectual property relating to systems and methods of converting electronic transmissions into digital currency as reflected in that certain patent filed with the United Stated Patent and Trademark Office on or about June 14, 2018 (EFS ID: 32893586; Application Number: 16008069; Type: Utility under 35 USC 111(a); Confirmation Number: 6787)(collectively, the “Digital Currently Technology”). Pursuant to the GBT License Agreement, the Company granted GBT-CR an exclusive worldwide license to use the Digital Currency Technology to make, use, sell, lease or otherwise commercialize and dispose of products and devices utilizing the Digital Currently Technology. Under the terms of the GBT License Agreement, the Company is entitled to receive a royalty payment of 2% of gross revenue of each licensed product sold by GBT-CR during the period starting in which revenue is first generated using the licensed products and continuing for five years thereafter. Upon signing the GBT-CR License Agreement, GBT-CR paid the Company $300,000 which is nonrefundable. The Company has recognized the $300,000 as revenue during the years ended December 31, 2018. Upon GBT-CR making available for sale (the “Commercial Event”) an ICO (Initial Coin Offering) (the “Coin”), GBT-CR will make a payment to the Company of $5,000,000. Further, upon the Commercial Event, GBT-CR will grant the Company the ability to acquire 30% of the Coin at a 30% discount of such offering price of the Coin. The GBT License Agreement commenced as of the signing date and, unless terminated in accordance with the termination provisions of the GBT License Agreement, shall remain in force until the expiration of the patent pertaining to the Digital Currency Technology; provided that the right to use trade, secrets shall survive the expiration of the GBT License Agreement provided the Company has not terminated. Prior to the signing of the GBT License Agreement, GBT-CR advanced $200,000 to the Company, which the parties have agreed will be applied toward the $5,000,000 fee when it becomes due. On February 27, 2020 GBT Technologies, S.A., as successor in interest to Hermes Roll, LLC notified the Company that it was in default on its Amended and Restated Territorial License Agreement (“ARTLA”) dated June 15, 2015 and that the ARTLA had been cancelled and rescinded.

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

On or about July 9, 2021 the Company filed a lawsuit in District Court in Clack County Nevada – Department 19 (Case number A-21-837631-C) against Terry Taylor and TTSG Holdings, Inc for breach of contract, breach of covenant of Good Faith and Fair Dealing, Unjust Enrichment and declaratory relief for failure of providing consulting services per contract they entered. The Company is demanding the return of 240,000 shares issued, return of the $5,000 payments, recission of the consulting agreement, and attorney’s fees and costs. As Terry Taylor and TTSG Holdings failed to appear to a notice of deposition, the Company filed for a summary judgment. On January 20, 2023 the court issued a $708,821 writ of execution against Terry Taylor and TTSG

On or about February 2, 2022, GBT was served with a First Amended Complaint (the “Complaint”) initiated by Gregory Mancuso and Rainer AG, a Swiss corporation, Case No. 21SMCV01430, filed in the Superior Court of the State of California for the County of Los Angeles. The Complaint names a number of different parties, including GBT, and asserts, among other things, claims for conversion, unjust enrichment, breach of contract, and breach of implied covenant of fair dealing, which Plaintiffs allege arise out of a brokerage agreement entered into between Plaintiff Rainer AG and co-defendant Consul Group re Dos Mil Veintiuno S.R.L (“Consul”). GBT was sued under an alter ego theory of liability, and its only involvement in the above-referenced chain of events seems to be that its shares were deposited with Rainer by Consul upon the opening of the brokerage account. GBT’s responsive pleading is due on March 17, 2022. GBT will be filling a demurrer to the First Amended Complaint based on a variety of deficiencies with the First Amended Complaint, and will ask the Court to dismiss the claims against GBT.

Stock Loan Receivable

On January 8, 2019, the Company entered into a Stock Pledge Agreement with Latin American Exchange Latinex Casa de Cambio, S.A., a Costa Rica corporation (“Latinex”), to provide that Latinex may maintain its required regulatory capital as required by various regulators. The Company pledged 4,006 restricted shares of its common stock valued at $7,610,147 (based on the closing price on the grant date) for three years for an annual payment of $375,000 paid in quarterly installments of $93,750. In lieu of cash payment, Latinex may pay the Company in virtual currency of WISE Network S.A. valued at a 50% discount of its offering price of $10 per token. In the event that Latinex’s required capital has decreased below $5,000,000, Latinex is permitted to sell the pledged shares of common stock only in an amount to ensure that Latinex can satisfy the required capital levels. The Company must consent to such sale of the shares of common stock, which may not be unreasonably withheld. Upon expiration of the agreement, the remaining shares of common stock shall be returned to the Company free and clear of all liens. The Company recorded the value of these shares of common stock as a stock loan receivable which is presented as a contra-equity account in the accompanying consolidated balance sheets. At December 31, 2019, the Company wrote off the accrued interest income as Latinex did not perform any payment and the Company has no mean to enforce this payment. Latinex agreed in principle to return the pledged 4,006 restricted shares to the Company for cancellation. The 4,006 restricted shares have not yet been returned to the Company as of December 31, 2022.

ITEM 4. MINE SAFERY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company is authorized to issue 10,000,000,000 of its $0.00001 par value common stock and 20,000,000 shares of its $0.00001 par value preferred stock Series B and 10,000 shares of its $0.00001 par value preferred stock Series C, 100,000 shares of its $0.00001 par value preferred Series D shares, 2,000,000 of its $0.00001 par value preferred Series G shares and 40,000 of its $0.00001 par value preferred Series H shares. As of December 31, 2022, 1,535,593,440 shares of common stock, as well as 45,000 shares of preferred stock Series B, 700 shares of preferred stock Series C, zero shares of preferred stock Series D, zero shares of preferred stock Series G and 20,000 shares of preferred stock Series H were issued and outstanding. The Board of Directors reserves the right to issue shares of preferred stock in the future indicating preference or rights as appropriate.

Market Information

Our common stock commenced quotation on the OTC PINK under the symbol “GTCH”. The Company’s subsequent symbol was “GOPH”. The following table sets forth the range of high and low prices per share of our common stock for each period indicated (after given effect to reverse split of 1 for 100 split in 2019 and 1 for 50 in 2021)

Quarters Ended	Mar 31		Jun 30		Sep 30		Dec 31

	High	Low	High	Low	High	Low	High	Low

2022	$0.350	$0.107	$0.114	$0.002	$0.007	$0.001	$0.002	$0.001
2021	$5.00	$0.75	$1.70	$0.75	$0.90	$0.35	$0.40	$0.09

Record Holders

The number of holders of record for our common stock as of December 31, 2022 was 92.

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

Penny Stock

Our common stock is considered “penny stock” under the rules of the SEC under the Securities Exchange Act of 1934. The SEC adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

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

Recent Issuances of Unregistered Securities

For the year ended December 31, 2022, the Company issued 222,091,971 shares of Company common stock upon the conversion of the convertible promissory note and accrued interest to 1800 Diagonal Lending.

For the year ended December 31, 2022, the Company issued 150,000,000 shares of Company common stock to GBT Tokenize for joint venture agreement between Magic International Argentina FC, S.L. The value of the shares of $1,500 was determined based on the FV of the Company’s common stock.

For the year ended December 31, 2022, the Company issued 5,500,000 shares of Company common stock to GHS from the Equity Financing Agreement for gross consideration of $231,868, The value of the shares of was determined based on the Equity Financing.

For the year ended December 31, 2022, the Company issued 500,000,000 shares of Company common stock to Metaverse for certain equity method investment. The value of the shares of $5,000 was determined based on the FV of the Company’s common stock.

For the year ended December 31, 2022, the Company issued 8,580,434 shares of Company common stock upon the conversion of the convertible promissory note and accrued interest to Stanley Hills.

For the year ended December 31, 2022, the Company issued 26,343,190 shares of Company common stock upon the conversion of the convertible promissory note and accrued interest to Redstart.

For the year ended December 31, 2022, the Company issued 590,117,647 shares of Company common stock upon the conversion of the convertible promissory note and accrued interest to IGOR Corp.

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

In some cases, you can identify forward-looking statements by terminology such as’’may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential,’’ or ‘‘continue’’ or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this Report.

This section of the report should be read together with Footnotes of the Company audited financials. The audited statements of operations for the years ended December 31, 2022 and 2021 are compared in the sections below.

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

Recent Developments

Due to litigation with Discover Fund, in April 2020, GBT was forced to make the decision of changing the Company’s direction by developing a portfolio of intellectual property within the area of microchips technology and design. The years 2019 and 2020 were compounded with recuring legal issues and COVID-19 restrictions creating extremely difficult times and challenges. GBT focused on its core competency in the area of Research & Development (“R&D”) creating an IP portfolio combined of patents, trade secrets and prototypes further defining GBT’s new mission. GBT is now developing IP in areas which will leverage its competencies and experience with the goal of diversifying in various fast-growing semiconductor industries in today’s leading, growing market segments.

GBT currently holds 10 patents and has 25 submissions within in the following domains: tracking, 3-D Microchip Design (semiconductors), EDA Software Tools and subsets with, cyber security, ID, telehealth, AI, computer vision, IoT, mesh networks and sectors which it believes are in demand. The Company has been delivering a steady stream of new IPs for portfolio expansion developing new ideas and successful patents, over the past two years.

Going forward, GBT will focus on expanding the families of various patents and concentrating on strategic potential partnerships with the goal of integrating these technologies into a broad marketplace, one that will potentially diversify the risk within these areas:

1.	Build a portfolio pipeline of IP related to microchip technology.

2.	Seek to actively introduce this new technology to strategic partners, large companies and VC’s creating market opportunities.

3.	Using market diversification to create access to new fields and future growth.

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

On June 16, 2022 the parties amended the Tokenize Agreement to further define the constitution of the Board of Directors. As such, Section 4.2 of the Tokenize Agreement was amended and restated to provide that the Board of GBT Tokenize Corp. shall consist of two Directors, one of whom shall be appointed by GBT Tokenize Corp. and the other shall be appointed by the Company

MetAlert (prior name) GTX Agreement

On April 12, 2022, GBT Tokenize Corp (“GBT Tokenize”), a Nevada corporation which the Company owns 50% of the outstanding shares of common stock, entered into a series of agreements with GTX Corp (“GTX”) and various note holders of GTX pursuant to which Tokenize acquire convertible promissory notes of GTX of $100,000 (the “GTX Notes”). In addition, GBT Tokenize acquired 76,923 (GBT acquired 5,000,000 in the original deal, where GTX to perform a corporate action of 1:65 reverse split on September 20, 2022) shares of common stock of GTX for $150,000 - in total FV of $12,538 as of December 31, 2022 based on level 1 stock price in OTC markets.

The GTX Notes bear 10% interest and 50% of the principal may be converted into shares of common stock on a one-time basis at a conversion price of $0.01 per share. The remaining 50% of the principal must be paid in cash. The closing occurred on April 12, 2022.

GTX changed its name into MetAlert Inc. on or about September 20, 2022.

On September 30, 2022, GBT Tokenize, loaned MetAlert Inc., a Nevada corporation (f/k/a GTX Corp.) (“MetAlert”) $90,000. For such loan, MetAlert provided Tokenize with a promissory note of $90,000 which is due and payable together with interest of 5% upon the earlier of September 19, 2023 or when declared by Tokenize.

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

On February 22, 2022, the Company entered into an Intellectual Property License and Royalty Agreement with Touchpoint pursuant to which the Company granted TGHI a worldwide license for its technologies for a term of five years in the domains of Internet of Things (IoT) and Artificial Intelligence enabled mobile technologies pertaining to the Company’s digital currency technology (the “Technology”). GBT will charge TGHI earned royalties based on actual uses by TGHI of the Technology resulting from revenue attributable to the use, performance or other exploitation of the Technology, to the extent applicable, after deducting any taxes that the Company may be required to collect, and deducting any international sales, goods and services, value added taxes or similar taxes which the Company is required to pay, if any, excluding deductions for taxes on the Company net income. TGHI agreed to issue the Company 10,000,000 shares of common stock of TGHI for the Company entering this Intellectual Property License and Royalty Agreement.

Equity Purchase Agreement and Registration Rights Agreement

On December 17, 2021 (the “Effective Date”), the Company entered into an equity financing agreement (the “Equity Financing Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with GHS Investments LLC (“GHS”), pursuant to which GHS shall purchase from the Company, up to that number of shares of common stock of the Company (the “Shares”) for $10,000,000, subject to certain limitations and conditions set forth in the Equity Financing Agreement from time to time over of 24 months after an effective registration of the Shares with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement, is declared effective by the SEC (the “Contract Period”).

The Equity Financing Agreement grants the Company the right, from time to time at its sole discretion (subject to certain conditions) during the Contract Period, to direct GHS to purchase shares of Common Stock on any business day (a “Put”), provided that at least ten trading days has passed since the most recent Put. The purchase price of the shares of Common Stock contained in a Put will be 90% of the lowest daily volume weighted average price (VWAP) of the Company’s Common Stock during the ten consecutive trading days preceding the receipt by GHS of the applicable Put notice. Such sales of Common Stock by the Company, if any, may occur from time to time, at the Company’s option, during the Contract Period. Subject to the satisfaction of certain conditions set forth in the Equity Financing Agreement, on each Put the Company will deliver a number of Shares equaling 110% of the dollar amount of each Put. The maximum dollar amount of each Put will not exceed 200% of the average daily trading dollar volume for the Company’s Common Stock during the ten trading days preceding the Trading Day that GHS receives a Put. No Put will be made in an amount equaling less than $10,000 or greater than $500,000. Puts are further limited to GHS owning no more than 4.99% of the outstanding stock of the Company at any given time. The Equity Financing Agreement and the Registration Rights Agreement contain customary representations, obligations, rights, warranties, agreements and conditions of the parties. The Equity Financing Agreement terminates upon any of the following events: when GHS has purchased $10,000,000 in the Common Stock of the Company pursuant to the Equity Financing Agreement; on the date that is 24 calendar months from the date the Equity Financing Agreement was executed.

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

On March 19, 2020, California Governor Gavin Newsom issued a stay-at-home order to protect the health and well-being of all Californians and to establish consistency across the state in order to slow the spread of COVID-19. California was therefore under strict quarantine control and travel has been severely restricted, resulting in disruptions to work, communications, and access to files (due to limited access to facilities). Since then, other measures were imposed in other countries and major cities in the USA, including Los Angeles, and throughout the world in an effort to contain the COVID-19 outbreak. The World Health Organization (the “WHO”) is closely monitoring and evaluating the situation. On March 11, 2020, the WHO declared the outbreak of COVID-19 a pandemic, expanding its assessment of the threat beyond the global health emergency it had announced in January. Any outbreak of such epidemic illness or other adverse public health developments in the USA or elsewhere in the world may materially and adversely affect the global economy, our markets and our business. The stay-at-home order was lifted in California only on January 25, 2021.

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

Results of Operations:

Years ended December 31, 2022 and 2021

A comparison of the statements of operations for the year ended December 31, 2022 and 2021 is as follows:

	Years Ended December 31,		Change
	2022	2021	$	%

Sales	$1,152,555	—	$1,152,555	100%
Consulting income - related party	45,000	180,000	(135,000)	(300%)
Total Sales	1,197,555	180,000	1,017,555	85%
Cost of sales	817,754	—	817,754	100%
Gross Profit	379,801	180,000	199,801	53%
Operating
expenses	3,178,160	18,655,514	(15,477,354)	(487%)
Loss (income) from operations	2,798,359	18,475,514	15,677,155	(560%)
Other expense (income), net	(8,122,215)	15,454,919	23,577,134	290%
Loss (income) before provision for income taxes	(5,323,856)	33,930,433	39,254,289	737%
Provision for income taxes	—	—	—	—
Loss (income) from continued operations	(5,323,856)	33,930,433	39,254,289	737%

Discontinued operations	—	—	—
Net loss (income)	$(5,323,856)	$33,930,433	$39,254,289	737%

Sales for both the years ended December 31, 2022 and 2021 were $1,152,555 and $0. The Consulting income from related party for both the years ended December 31, 2022 and 2021 was $45,000 and $180,000. Sales are derived from providing IT consulting services to a related party and sales from amazon and Ebay.

Operating expenses for the year ended December 31, 2022 were $3,178,160, compared to $18,655,514 for the same period in 2021. The decrease of $15,477,354 or 487% was principally due to no impairment of assets, decrease in marketing expenses of $477,279, increase in general and administrative expenses of $759,654, and decrease in professional expenses of $309,729 and a gain in bad debt by $50,000 for the year ended December 31, 2022.

Other expense for the year ended December 31, 2022 was $8,122,215, an increase of $23,577,134 or 290% from $15,454,919 for the same period in 2021. The increase is principally due to i) a increase of related party licensing income; ii) reduction of amortization of debt discounts by $442,247; iii) reduction of change in FV of derivative liability by $6,594,370; iv) reduction in interest expense and financing costs of $969,629; and v) gain in on RJW settlement of $3,012,355.

 Net income for the year ended December 31, 2022 was $5,323,856 compared to the net loss of $33,930,433 for the same period in 2021 due to the factors described above.

Liquidity and Capital Resources

Going Concern

The accompanying CFS have been prepared assuming the Company will continue as a going concern. The Company has an accumulated deficit of $299,257,917 and has a working capital deficit of $18,522,046 as of December 31, 2022, which raises substantial doubt about its ability to continue as a going concern.

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

Our cash was $106,639 and $155,106 at December 31, 2022 and 2021, respectively. Cash used in operating activities during the year ended December 31, 2022 was $138,293, compared to $1,369,114 during the same period in 2021. The amount used in operating activities for the year ended December 31 2022 was primarily related to a net income of $5,323,856 and offset by amortization of debt discount of $442,247, excess of debt discount and financing costs of $34,175, change in FV of derivative liability of $6,594,370, change in FV of market equity security of $308,802, change on settlement of $3,012,633, and net working capital increase of $9,866,535. Our working capital position changed by going from a working capital deficit of $28,388,581 at December 31, 2021 to a working capital deficit of $18,522,046 at December 31, 2022.

The amount used in operating activities for the year ended December 31, 2021 was primarily related to a net loss of $33,930,433 offset by amortization of debt discount of $824,238, excess of debt discount and financing costs of $136,785, change in FV of derivative liability of $1,339,117, loss on modification of debt of $13,777,480, impairment of assets of $15,400,000, realized gain on disposal of market equity security of $11,000, shares issued for services of 281,748, payment of other income with marketable securities of $800,000, and net working capital decrease of $1,612,950.

Cash flows used in investing activities were $275,000 during the year ended December 31, 2022, compared to $0 for the same period in 2021. The increase is due to the investment in marketable securities during the year ended December 31, 2022.

Cash from financing activities for the year ended December 31, 2022 was $364,826, compared to $1,411,186 for the same period in 2021. The increase is due to the issuance of convertible notes in 2022 of $300,000 and proceeds from sales of common stock and related party of 988,094, which is offset by the issuance of notes receivable of $190,000 and repayment of related party of $694,225 and a repayment convertible note of $39,042. Cash from financing activities for the year ended December 31, 2021 was due to the issuance of convertible notes and notes payable in 2021 of $1,517,386 and proceeds from sales of common stock of $106,200.

We obtained a net income of $5,323,856 for the year ended December 31, 2022. In addition, we had a working capital deficit of $18,522,046 and accumulated deficit of $299,257,917 at December 31, 2022.

Equity Purchase Agreement and Registration Rights Agreement

On December 17, 2021 (the “Effective Date”), the Company entered into an equity financing agreement (the “Equity Financing Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with GHS Investments LLC (“GHS”), pursuant to which GHS shall purchase from the Company, up to that number of shares of common stock of the Company (the “Shares”) for $10,000,000, subject to certain limitations and conditions set forth in the Equity Financing Agreement from time to time over the course of 24 months after an effective registration of the Shares with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement, is declared effective by the SEC (the “Contract Period”).

The Equity Financing Agreement grants the Company the right, from time to time at its sole discretion (subject to certain conditions) during the Contract Period, to direct GHS to purchase shares of Common Stock on any business day (a “Put”), provided that at least ten trading days has passed since the most recent Put. The purchase price of the shares of Common Stock contained in a Put will be 90% of the lowest daily volume weighted average price (VWAP) of the Company’s Common Stock during the ten consecutive trading days preceding the receipt by GHS of the applicable Put notice. Such sales of Common Stock by the Company, if any, may occur from time to time, at the Company’s option, during the Contract Period. Subject to the satisfaction of certain conditions set forth in the Equity Financing Agreement, on each Put the Company will deliver a number of Shares equaling 110% of the dollar amount of each Put. The maximum dollar amount of each Put will not exceed 200% of the average daily trading dollar volume for the Company’s Common Stock during the ten trading days preceding the Trading Day that GHS receives a Put. No Put will be made in an amount equaling less than $10,000 or greater than $500,000. Puts are further limited to GHS owning no more than 4.99% of the outstanding stock of the Company at any given time. The Equity Financing Agreement and the Registration Rights Agreement contain customary representations, obligations, rights, warranties, agreements and conditions of the parties. The Equity Financing Agreement terminates upon any of the following events: when GHS has purchased $10,000,000 in the Common Stock of the Company pursuant to the Equity Financing Agreement; on the date that is 24 calendar months from the date the Equity Financing Agreement was executed.

Actual sales of shares of Common Stock to GHS under the Equity Financing Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Common Stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations.

In September of 2017 we purchased the assets of RWJ Advanced Marketing, LLC, and then after ECS Prepaid LLC, Electronic Check Services, Inc. and Central States Legal Services, Inc. in 2018. RWJ and ECS have historically generated significant revenues which we do not expect to continue in the future, as the Company divested its investment in ECS Prepaid LLC, Electronic Check Services, Inc. and Central States Legal Services, Inc. on or around September 2019, left only with the acquired assets from RWJ Advanced Marketing, LLC which on September 18, 2020, the Company entered into a Purchase and Sale Agreement with Mr. LightHouse LTD., an Israeli corporation (“MLH”) pursuant to which the Company agreed to sell and assign to MLH, effective July 1, 2020 all the shares, and certain specified liabilities, of Ugopherservices Corp., for $100,000 to be paid through the delivery of a promissory note payable to the Company (the “Note”), as disclosed in this report. We intend to continue to make investments to support our business growth and we will require additional funds to respond to business challenges, including the need to develop new features and products or enhance our existing products, improve our operating infrastructure or acquire complementary businesses and technologies. Further, we need additional capital to continue operations. Accordingly, we engaged GHS in equity financings to secure additional funds, as disclosed in this report. We expect that we have sufficient capital to maintain operations through the end of 2023. In order to fully implement our business plan, we will need to raise $10,000,000. The Company will need to raise additional capital in the future of which there is no guarantee that the Company will be able to successfully raise such capital on acceptable terms. With the current cash on hand, cash in our attorney’s trust account and additional cash anticipated to be raised in the future, we believe we will have sufficient cash to meet our obligations for the next 12 months. The Company issued 463,303 shares with net proceeds of $66,942 from the Equity Financing Agreement in February 2022.

$10,000,000 for GBT Technologies S. A. acquisition (assigned to a third-party Igor 1 Corp)

In accordance with the acquisition of GBT-CR the Company issued a convertible note of $10,000,000. The convertible note bears interest of 6% and is payable at maturity on December 31, 2022. At the election of the holder, the convertible note can be converted into a maximum of 20,000 shares of Series H Preferred Stock. Each share of Series H Preferred Stock is convertible, at the option of the holder but subject to the Company increasing its authorized shares of common stock, into such number of shares of common stock of the Company as determined by dividing the Stated Value ($500 per share) by the conversion price ($10 per share). On May 19, 2021, the Company, IGOR 1 Corp, and Gonzalez GBTCR (none related parties) entered into a Mutual Release and Settlement Agreement and Irrevocable Assignment of Note Balance Principal and Accrued Interest (the “Gonzalez Agreement”). Pursuant to the Gonzalez Agreement, without any party admission of liability and to avoid litigation, the parties had agreed to (i) extend the GBT Convertible Note maturity date to December 31,2022,(ii) amend the GBT Convertible Note terms to include a beneficial ownership blocker of 4.99% and a modified conversion feature to the GBT Convertible Note with 15% discount to the market price during the 20 trading day period ending on the latest complete trading day prior to the conversion date and (iii) provided for an assignment of the GBT Convertible Note by Gonzalez to a third party. As a result of the change in terms of this convertible note, the Company took a charge for modification of debt of $13,777,480 during the year ended December 31, 2021

Glen Eagles Acquisition LP

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

On or about June 23, 2020, the Company and AltCorp entered into agreements with SURG and Glen Eagles Acquisition LP (“Glen”) into series of agreements regarding the $4,000,000 SURG Note. Glen converted in full its $1,000,000 convertible note was issued by the Company on July 8, 2019 plus $50,000 of accrued interest, into $1,050,000 of a SURG Note via an assignment of a portion ($1,050,000 of a $4,000,000 face value) of the $4,000,000 SURG Note. In addition, the Company entered into a consulting agreement with Glen for which the Company shall pay to Glen $200,000 via an assignment of a portion ($200,000 of a $4,000,000 face value) of the $4,000,000 SURG Note. Glen in turn converted all its $1,250,000 considerations received into 2,500,000 SURG shares. Per the final settlement agreement with Surge and per allocation of settlement funds agreement, Glen credit balance for the end of 2021 was $662,500 which included $425,000 credit derived from said settlement (which was paid on January 2022), where the open aged credit balance derived from the above, along with cash infusion with Glen as off the date of this report is $512,500. Effective January 2023 the Company agreed with Glen, that the Company will issue Glen a convertible note for it $512,500 entire balance. The convertible note pay interest on the unpaid principal balance hereof at the rate of 10%. Principal and interest on the outstanding balance shall be paid on or prior to December 31, 2023 (the “Maturity Date”). Interest shall be calculated on the basis of a 365-day year and actual days elapsed from the date the balance was created until actual pay-off. In no event shall the interest charged hereunder exceed the maximum permitted under the laws of the State of California. Funding was done or on behalf and order of The Company. The Note has a conversion feature whereby Glen may convert the principal and interest payable hereunder into shares of common stock of the Company at a 15% discount to the market in prior single trade in the last 20 trading days

RWJ Acquisition Note

In connection with the acquisition of RWJ in September 2017, the Company issued a note. The note accrues interest at 3.5%, was due on December 31, 2019 and was secured by the assets purchased in the acquisition. The Company contests the validity of the note, as such the note has not been repaid. The Company entered into a Confidential Settlement Agreement and Mutual Release (“RJW Agreement”) by and between RWJ Defendants and the Company effective September 26, 2022. Said RJW Agreement voided the RWJ acquisition Note in its entirely. (See ITEM 3. LEGAL PROCEEDINGS)

Discover Growth Fund

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

On February 18, 2020, the Company filed a motion with the United States District Court District of Nevada (the “Nevada Court”) to confirm the Final Award and a motion to consolidate Investor’s application to confirm the Final Award filed in the U.S. District Court of the Virgin Islands (Case No: 3 :20-cv-00012-CVG-RM) (the “Virgin Island Court”). On February 27, 2020, the Nevada Court denied the Company’s motion to confirm the Final Award and motion to consolidate and further decided that the confirmation of the Final Award should be litigated in the Virgin Island Court. As such, on February 27, 2020, the Company filed a Notice of Entry of Order as well as a Motion to Confirm the Arbitration Award, address the outstanding issues regarding whether Investor’s rights are subordinated to other creditors and, thereafter, oversee a commercially reasonable foreclosure sale (Case No: 3 :20-cv-00012-CVG-RM). It was the Company’s position that the final Award must first be confirmed and all questions regarding the rights of Investor relative to those of other creditors must be determined before any foreclosure sale can proceed. It is further the position of the Company that the previously disclosed foreclosure sale scheduled by Investor is being conducted in a commercially unreasonable manner and that if Discover proceeded forward with the foreclosure sale it did so at its own risk. Nevertheless, on February 28, 2020, Investor advised that it conducted a sale of the Company’s assets. As the date of this report Investor failed to present a deed of sale for the alleged sale that allegedly took place as noticed. The Company filed with Virgin Island Court the motions disputing the validity of the alleged sale. On July 28, 2020, Investor filed in the State of Nevada a motion for attorney’s fees $48,844 and cost of $716. The Company filed an answer on August 11, 2020. On October 16, 2020, Investor motion for attorney’s fees $48,844 and cost of $716 was denied. The balance was included in accounts payable for the unearned settlement. As of December 31, 2022, this case is still pending with the Federal court and the Court has not taken any substantive action in the matter as of the date of this report.

Redstart Holdings Corp.

Paid Off Notes/Converted Notes

On August 4, 2020, the Company entered into a Securities Purchase Agreement with Redstart Holdings Corp., an accredited investor (“Redstart”) pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 1”) of $153,600 for $128,000. The Redstart Note No. 1 had a maturity date of November 3, 2021 and the Company agreed to pay interest on the unpaid principal balance of the Redstart Note No. 1 at the rate of 6% from the date on which the Redstart Note No. 1 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 1, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 1. The transactions described above closed on August 5, 2020. The outstanding principal amount of the Redstart Note No. 1 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 1 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 1), the Redstart Note No. 1 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 1. During the year ended December 31, 2021, the entire amount of Note No. 1 of $153,600 plus accrued interest was converted into 226,532 shares of common stock.

On September 15, 2020, the Company entered into a Securities Purchase Agreement with Redstart pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 2”) of $93,600 for $78,000. The Redstart Note No. 2 had a maturity date of September 15, 2021 and the Company had agreed to pay interest on the unpaid principal balance of the Redstart Note No. 2 at the rate of 6% from the date on which the Redstart Note No. 2 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 2, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 2. The transactions described above closed on September 16, 2020. The outstanding principal amount of the Redstart Note No. 2 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 2 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 2), the Redstart Note No. 2 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 2. During the year ended December 31, 2021, the entire amount of Note No. 2 of $93,600 plus accrued interest was converted into 89,169 shares of common stock.

On December 9, 2020, the Company entered into a Securities Purchase Agreement with Redstart pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 3”) of $100,200 for $83,500. The Redstart Note No. 3 had a maturity date of December 9, 2021 and the Company had agreed to pay interest on the unpaid principal balance of the Redstart Note No. 3 at the rate of 6% from the date on which the Redstart Note No. 3 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 3, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 3. The transactions described above closed on December 11, 2020. The outstanding principal amount of the Redstart Note No. 3 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 3 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 3), the Redstart Note No. 3 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 3. During the year ended December 31, 2021, the entire amount of Note No. 3 of $100,200 plus accrued interest was converted into 135,582 shares of common stock.

On February 10, 2021, the Company entered into a Securities Purchase Agreement with Redstart pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 4”) of $184,200 for $153,500. The Redstart Note No. 4 had a maturity date of February 5, 2022 and the Company had agreed to pay interest on the unpaid principal balance of the Redstart Note No. 4 at the rate of 6% from the date on which the Redstart Note No. 4 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 4, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 4. The transactions described above closed on February 10, 2021. The outstanding principal amount of the Redstart Note No. 4 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 4 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 4), the Redstart Note No. 4 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 4. During the year ended December 31, 2021, the entire amount of Redstart Note No. 4 of $184,200 plus accrued interest was converted into 386,146 shares of common stock.

On March 15, 2021, the Company entered into a Securities Purchase Agreement with Redstart pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 5”) of $106,200 for $88,500. The Redstart Note No. 5 had a maturity date of June 15, 2022 and the Company had agreed to pay interest on the unpaid principal balance of the Redstart Note No. 5 at the rate of 6% from the date on which the Redstart Note No. 5 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 5, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 5. The transactions described above closed on March 17, 2021. The outstanding principal amount of the Redstart Note No. 5 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 5 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 5), the Redstart Note No. 5 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 5. During the year ended December 31, 2021, the entire amount of Redstart Note No. 5 of $106,200 plus accrued interest was converted into 317,837 shares of common stock.

On May 26, 2021, the Company entered into a Securities Purchase Agreement with Redstart pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 6”) of $106,200 for $88,500. The Redstart Note No. 6 had a maturity date of August 26, 2022 and the Company had agreed to pay interest on the unpaid principal balance of the Redstart Note No. 6 at the rate of 6% from the date on which the Redstart Note No. 6 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 6, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 6. The transactions described above closed on May 28, 2021. The outstanding principal amount of the Redstart Note No. 6 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 6 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 6), the Redstart Note No. 6 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 6. During the year ended December 31, 2021, the entire amount of Redstart Note No. 5 of $106,200 plus accrued interest was fully repaid in total cash of $141,782.

 On September 21, 2021, the Company entered into a Securities Purchase Agreement with Redstart pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 7”) of $244,500 for $203,750. The Redstart Note No. 7 had a maturity date of December 22, 2022 and the Company had agreed to pay interest on the unpaid principal balance of the Redstart Note No. 7 at the rate of 2.5% from the date on which the Redstart Note No. 7 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 7, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 7. The transactions described above closed on September 28, 2021. The outstanding principal amount of the Redstart Note No. 7 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 7 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 7), the Redstart Note No. 7 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 7. During the year ended December 31, 2022, Redstart converted the principal amount and $244,500 and accrued interest of the convertible note to 8,580,434 shares of the Company’s common stock. As of December 31, 2022, the note had an outstanding balance of $0 and accrued interest of $0.

Iliad Research and Trading, L.P.

On February 27, 2019, the Company entered into a note purchase agreement with a third-party investor – Iliad Research and Trading, L.P.(“Iliad”), pursuant to which the Company issued a promissory note for amount of $2,325,000. The promissory note had an original issue discount of $300,000 and the inventor paid consideration of $2,025,000 to the Company, of which $25,000 was for legal expenses. The outstanding balance of the promissory note is to be paid on the one-year anniversary of the issuance of the note. Interest on the note accrues at 10% compounding daily. Subject to the terms and conditions set forth in the note, the Company may prepay all or any portion of the outstanding balance of the note at any time in an amount in cash equal to 120% of the amount repaid. In connection with transactions that generate less than $1,000,000 in proceeds, the Company had agreed to not issue any debt instrument or incurrence of any debt other than trade payables in the ordinary course of business, any securities or agreements to sell common stock with anti-dilution or price reset/reduction features or any securities that are or may be become convertible or exercisable into common stock with a price that varies with the market price of the common stock (collectively, “Restricted Issuance Transaction”). The outstanding balance of the Note will be increased by 5% in the event the Company enters into a Restricted Issuance Transaction that is approved by Iliad. The original issue discount is being amortized to interest expense over the term of the promissory note.

On February 27, 2020, the Company and Iliad entered into an Amendment to the Iliad Note (See Note 10) pursuant to which the maturity date of the Iliad Note was extended to August 27, 2020, provided that the Debt may be converted into shares of common stock of the Company at a conversion price equal to 80% multiplied by the lowest trading daily VWAP for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date, provided for the payment by the Company to Iliad of an extension fee equal to 7.5% of the outstanding balance of the Iliad Note resulting in a new balance of the Iliad Note of $2,765,983 and provided that the Company’s failure to deliver shares of common stock within three trading days of a conversion would result in an event of default. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. Iliad had agreed to restrict its ability to convert the Iliad Note and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock. On July 20, 2020 the Company and Iliad entered into agreement to extend the maturity of the Iliad Note until February 27, 2021 for an extension fee of $1,000. On February 28, 2021 the Company and Iliad entered into agreement to further extend the maturity of the Iliad Note until May 31, 2021 for $1,000 representing the third extension of the original note. On May 19, 2021, the Company and Iliad entered into agreement to further extend the maturity of the Iliad Note until August 31, 2021 for of $1,000 representing the fourth extension of the original note. On August 20, 2021, the Company and Iliad entered into agreement to further extend the maturity of the Iliad Note until December 31, 2021 for $1,000. During the year ended December 31, 2021, Iliad converted $2,508,737 of its convertible note into 4,053,069 shares of the Company’s common stock. The balance of the Iliad debt at December 31, 2022 and December 31, 2021 was $0 and $0, respectively.

Sixth Street Lending LLC – First Note

On November 8, 2021, the Company entered into a Securities Purchase Agreement with Sixth Street Lending LLC (“Sixth Street”) pursuant to which the Company issued to Sixth Street a Convertible Promissory Note (the “Sixth Street Note”) of $124,200 for $103,500. The Sixth Street Note had a maturity date of February 8, 2023 and the Company had agreed to pay interest on the unpaid principal balance of the note at 6% from the date on which the note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment including a prepayment to Sixth Street as set forth in the Sixth Street Note. The outstanding principal amount of the note may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Sixth Street may convert the note into shares of the Company’s common stock at a conversion price equal to 85% of the average of the two lowest trading prices with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Sixth Street Note), the note shall become immediately due and payable and the Company shall pay to Sixth Street, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Sixth Street Note. As of December 31, 2022, the entire note was converted into 26,343,190 shares of the Company’s common stock.

Outstanding Notes

$10,000,000 for GBT Technologies S. A. acquisition

In accordance with the acquisition of GBT-CR the Company issued a convertible note in the principal amount of $10,000,000. The convertible note bears interest of 6% and is payable at maturity on December 31, 2021. At the election of the holder, the convertible note can be converted into a maximum of 20,000 shares of Series H Preferred Stock. Each share of Series H Preferred Stock is convertible, at the option of the holder but subject to the Company increasing its authorized shares of common stock, into such number of shares of common stock of the Company as determined by dividing the Stated Value ($500 per share) by the conversion price ($500 per share).

On May 19, 2021, the Company, Gonzalez, GBT-CR and IGOR 1 Corp entered into a Mutual Release and Settlement Agreement and Irrevocable Assignment of outstanding balance plus accrued interest (the “Gonzalez Agreement”). Pursuant to the Gonzalez Agreement, without any party admission of liability and to avoid litigation, the parties had agreed to (i) extend the GBT convertible note maturity date to December 31, 2022, (ii) amend the GBT convertible note terms to include a beneficial ownership blocker of 4.99% and a modified conversion feature to the GBT convertible note with 15% discount to the market price during the 20 trading day period ending on the latest complete trading day prior to the conversion date and (iii) provided for an assignment of the GBT convertible note by Gonzalez to a third party. As a result of the change in terms of this convertible note, the Company took a charge related to the modification of debt of $13,777,480 during the year ended December 31, 2021.

During the year ended December 31, 2021, IGOR 1 converted $1,284,600 of the convertible note into 4,185,650 shares of the Company’s common stock. On June 24, 2021, the Company transferred 5,500,000 SURG shares received as repayment of $660,000 of this convertible note (See Note 4).

During the year ended December 31, 2022, IGOR 1 converted $1,659,669 of the convertible note into 590,117,647 shares of the Company’s common stock.

As of December 31, 2022, the note had an outstanding balance of $6,395,531 and accrued interest of $2,027,148.

Sixth Street Lending LLC named changed - 1800 Diagonal Lending LLC - Second Note

On May 5, 2022, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending LLC, an accredited investor (“DL”), pursuant to which the Company issued to DL a Convertible Promissory Note (the “DL Note”) of $244,500 for $203,500. The DL Note had a maturity date of August 4, 2023 and the Company agreed to pay interest on the unpaid principal balance of the DL Note at 6.0% from the date on which the DL Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the DL Note at any time from the Issue Date and continuing through 180 days following the Issue Date, provided it makes a payment including a prepayment premium to DL as set forth in the DL Note. The transactions described above funded on May 9, 2022.

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

During the year ended December 31, 2022, 1800 Diagonal lending converted $130,400 of the convertible note into 222,091,971 shares of the Company’s common stock.

As of December 31, 2022, the note had an outstanding balance of $114,100 and accrued interest of $7,674.

Sixth Street Lending LLC - Third Note

On September 13, 2022, the Company entered into a Securities Purchase Agreement (dated September 9, 2022) with 1800 Diagonal Lending LLC, an accredited investor (“DL”) pursuant to which the Company issued to DL a Promissory Note (the “DL Note”) of $116,200 with an original issue discount of $12,450 resulting in net proceeds of the Company of $103,750. The DL Note had a maturity date of September 9, 2023 and the Company agreed to pay interest on the unpaid principal balance of the DL Note at the rate of 12.0% from the date on which the DL Note is issued (the “Issue Date”). A one-time interest charge of 12% or $13,944 was applied on the Issue Date to the principal amount owed under the DL Note. Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in ten payments of $13,014.40 resulting in a total payback to DL of $130,144. The first payment is due October 30, 2022 with nine subsequent payments each month thereafter. The Company shall have a five-day grace period with respect to each payment. The Company has right to accelerate payments or prepay in full at any time with no prepayment penalty. This DL Note shall not be secured by any collateral or any assets of the Company. The outstanding principal amount of the DL Note may not be converted into the Company common shares except in the event of default. In the event of default on the DL Note, DL may convert the DL Note into shares of the Company’s common stock at a conversion price equal to 75% of the lowest trading price with a 10-day look back immediately preceding the date of conversion. In addition, upon the occurrence and during the continuation of an event of default (as defined in the DL Note), the DL Note shall become immediately due and payable and the Company shall pay to DL, in full satisfaction of its obligations hereunder, additional amounts as set forth in the DL Note. In no event shall DL be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by DL and its affiliates would exceed 4.99% of the outstanding shares of the common stock of the Company.

During the year ended December 31, 2022, the company paid back $39,043 to 1800 Diagonal lending.

As of December 31, 2022, the note had an outstanding balance of $77,157 and an interest of $13,944.

Sixth Street Lending LLC - Fourth Note

On March 1, 2023, the Company entered into a Securities Purchase Agreement, with DL pursuant to which the Company issued to DL a Promissory Note (the “DL Note”) $59,408 with an original issue discount of $6,258 resulting in net proceeds of the Company of $53,150. The DL Note ha a maturity date of June 1, 2024 and the Company agreed to pay interest on the unpaid principal balance of the DL Note at the rate of 12.0% from the date on which the DL Note is issued. A one-time interest charge of 12% or $7,128 was applied on the issuance date of the DL Note to the principal amount owed under the DL Note. Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in ten payments of $6,653.60 resulting in a total payback to DL of $66,536. The first payment is due April 15, 2023 with nine subsequent payments each month thereafter. The Company shall have a five-day grace period with respect to each payment. The Company has right to accelerate payments or prepay in full at any time with no prepayment penalty. This DL Note shall not be secured by any collateral or any assets of the Company. The outstanding principal amount of the DL Note may not be converted into the Company common shares except in the event of default. In the event of default on the DL Note, DL may convert the DL Note into shares of the Company’s common stock at a conversion price equal to 75% of the lowest trading price during the 10-day period immediately preceding the date of conversion. In addition, upon the occurrence and during the continuation of an event of default (as defined in the DL Note), the DL Note shall become immediately due and payable and the Company shall pay to DL, in full satisfaction of its obligations hereunder, additional amounts as set forth in the DL Note. In no event shall DL be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by DL and its affiliates would exceed 4.99% of the outstanding shares of the common stock of the Company.

Sixth Street Lending LLC - Fifth Note

On March 1, 2023, the Company entered into a Securities Purchase Agreement with DL pursuant to which the Company issued to DL a Convertible Promissory Note (the “DL Convertible Note”) of $62,680 for of $52,150. The DL Convertible Note had a maturity date of June 1, 2024 and the Company agreed to pay interest on the unpaid principal balance of the DL Convertible Note at the rate of 6.0% from the date on which the DL Convertible Note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the DL Convertible Note, provided it makes a payment including a prepayment to DL as set forth in the DL Convertible Note. The outstanding principal amount of the DL Convertible Note may not be converted prior to the period beginning on the date that is 180 days following the date the DL Convertible Note is issued. Following the 180th day, DL may convert the DL Convertible Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price during the 20-day period preceding the date of conversion. In addition, upon the occurrence and during the continuation of an event of default (as defined in the DL Convertible Note), the DL Convertible Note shall become immediately due and payable and the Company shall pay to DL, in full satisfaction of its obligations hereunder, additional amounts as set forth in the DL Convertible Note. In no event shall DL be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by DL and its affiliates would exceed 4.99% of the outstanding shares of the common stock of the Company.

SBA Loan

On June 22, 2020, the Company received a loan from the Small Business Administration under the Economic Injury Disaster Loan program related to the COVID-19 relief efforts. The loan bears interest at 3.75%, requires monthly principal and interest payments of $731 after 12 months from funding and is due 30 years from the date of issuance. The monthly payments were extended by the SBA to all EIDL borrowers with additional 12 months. Monthly payments will be commenced on or around June 16, 2022. On October 1, 2021, the Company entered an Amended Loan Authorization and Agreement with the SBA providing for the modification of the Original Note providing for monthly principal and interest payments of $1,771 after 24 months from the Original Note commencing on or around June 22, 2022. On March 17, 2022 the SBA notified it deferred the payments to all COVID-19 EIDL loans will have the first payment due extended from 24-months to 30-months from the date of the note. The Modified Note will continue to bear interest at 3.75% and is due 30 years from the date of issuance of the Original Note. The Modified Note is guaranteed by Douglas Davis, the former CEO of the Company and current consultant, as well as by GBT Tokenize Corp. The additional funding of $200,000 was received by the Company on October 5, 2021. The balance of the note at December 31, 2022 and December 31, 2021 was $350,000 and $350,000 plus accrued interest of $23,497 and $20,399, respectively.

As of December 31, 2022 and 2021, the nonrelated party convertible notes had total outstanding balance of $6,397,727 and 8,145,233, net of debt discount, and accrued interest of $2,048,766 and $1,547,924, respectively.

Alpha Eda Note

On November 15, 2020, the Company issued a promissory note to Alpha Eda, LLC (“Alpha”), a related party for $140,000. The note accrues interest at 10%, is unsecured and was due on September 30, 2021. On June 20, 2021 Alpha and the Company extended the note maturity to December 31, 2022. The balance of the note at December 31, 2022 and December 31, 2021 was $140,000 and $140,000 plus accrued interest of $32,178 and $29,104, respectively.

Stanley Hills LLC Convertible Note Payable

The Company entered into a series of loan agreements with Stanley Hills LLC (“Stanley”) pursuant to which it received more than $1,000,000 in loans (the “Debt”) from May 2019 up to December 2019. On February 26, 2020, in order to induce Stanley to continue to provide funding, the Company and Stanley entered into a letter agreement providing that the current note payable balance due to Stanley of $1,214,900 may be converted into shares of common stock of the Company at a conversion price equal to 85% multiplied by the lowest one trading price for the common stock during the 20-trading day period ending on the latest complete trading day prior to the conversion date. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. Stanley had agreed to restrict its ability to convert the Debt and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. During the year ended December 31, 2021, Stanley converted $1,231,466 of its convertible note plus interest into 4,420,758 shares of the Company’s common stock, and during the year ended December 31, 2021, Stanley loaned the Company an additional $325,000. Also, during the year ended December 31, 2021, the Company transferred the SURG shares received as repayment of $800,000 of this convertible note (See Note 5) and converted $126,003 of accrued interest into the principal balance. During the year ended December 31, 2021, Gonzalez assigned all his accrued balances of $424,731 to Stanley in a private transaction that the Company is not part to (See Note 7). The balance of the Stanley convertible note payable at December 31, 2022 and 2021 was $116,605 and $116,605, respectively. The unpaid interest of the Stanley convertible note payable at December 31, 2022 and 2021 was $20,033 and $8,372, respectively. The Stanley debt is secured via a pledge agreement on the SURG shares.

Stanley Hills LLC Accounts Payable

On January 1, 2021, SURG, AltCorp and Stanley entered into a Mutual Release and Settlement Agreement (“Settlement Agreement”) after Stanley sued SURG. Pursuant to the terms of the Settlement Agreement, SURG agreed to amend the AltCorp Exchange Agreement where SURG acknowledged a debt of $3,300,000 (the “Debt”) to be paid in 33 monthly payments of $100,000 payable in shares of common stock of SURG at a per share price equal the volume weighted average price of Surg’s common stock during the ten (10) trading days immediately preceding the issuance. The Company paid $650,000 in cash and the remaining by shares. The SURG common stock issued to Altcorp has been pledged since August 12, 2020 for the benefit of Stanley to secure Stanley’s note payable by the Company. Accordingly, the SURG Common Stock issued to AltCorp as a result of the Settlement Agreement were pledged to Stanley. SURG paid $400,000 in cash and $800,000 by shares. The SURG common stock issued to Altcorp have been pledged since August 12, 2020 for the benefit of Stanley to secure Stanley’s note payable by the Company. Accordingly, the SURG Common Stock issued to AltCorp as a result of the Settlement Agreement were pledged to Stanley. The final settlement SURG agreed to make total payments of $4,200,000 to the Company on or prior to January 7, 2022. This $4.2 million amount consists of $450,000 paid by SURG in November and December 2021, $100,000 to be paid on or about January 4, 2022, and $3,650,000 to be paid on or prior to January 7, 2022 of which $375,000 will be held in escrow as described before. The $3,750,000 was recorded as other receivable as of December 31, 2021. As of December 31, 2022 and 2021, the Company has recorded an outstanding payable to Stanley of $927,136 and $1,862,928, respectively, recorded under accrued expenses.

Consulting income for both the years ended December 31, 2022 and 2021 were $45,000 and $180,000. Consulting income are derived from providing IT consulting services to Stanley and selling electronic products through e-commerce platforms like Amazon and eBay.

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

Marketable Equity Securities

The Company accounts for marketable equity securities in accordance with ASC Topic 321, Investments – equity securities. Marketable equity securities are reported at FV based on quotations available on securities exchanges with any unrealized gain or loss being reported as a component of other income (expense) on the statement of operations. The portion of marketable equity security expected to be sold within twelve months of the balance sheet date is reported as a current asset. These publicly traded equity securities are valued using quoted prices and are included in Level 1.

Revenue Recognition

Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on January 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. The Company had no significant post-delivery obligations, this new standard did not result in a material recognition of revenue on the Company’s accompanying CFS for the cumulative impact of applying this new standard. The Company made no adjustments to its previously-reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

Revenue is recognized under Topic 606 as follows:

●	executed contracts with the Company’s customers that it believes are legally enforceable;

●	identification of performance obligations in the respective contract;

●	determination of the transaction price for each performance obligation in the respective contract;

●	allocation the transaction price to each performance obligation; and

●	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to each of the Company’s revenue category, is summarized below:

●	IT consulting services – revenue is recorded on a monthly basis as services are provided; and

●	License fees and Royalties – revenue is recognized based on the terms of the agreement with its customer.

 E-Commerce sales –

●	Identify the contract(s) with a customer. ASC 606 defines a contract as “an agreement between two or more parties that creates enforceable rights and obligations”. Since this is an e-commerce sale on the Amazon of eBay websites, the Company just followed the general terms on Amazon or eBay websites and the customer entered into a contract with the Company based on the product listed on the Amazon or eBay websites;

●	Identify the performance obligations in the contract. According to the contract, the Company is responsible for operation exclusively. The Company is entitled to all revenue which is being paid by Amazon or eBay into a designated bank account and the Company is responsible for all product acquisitions as well as shipments. The only performance obligations were the electronic products that were listed on Amazon or eBay websites and the Company determined each order is one single obligation;

●	Determine the transaction price. The transaction price set to be the listed price on the Amazon or eBay websites.;

●	Allocation the transaction price to the performance obligations in the contract.; and

●	Recognize revenue when the Company satisfies a performance obligation. Sales are being recognized upon shipment.

Unearned revenue

Unearned revenue represents the net amount received for the purchase of products that have not seen shipped to the Company’s customers. On January 28, 2022 awarded the Company with injunction against RWJ Defendants, where all fee funds generating from resale should be deposited into GBT blocked account, and therefore RWJ Defendants cannot use these funds without court order - $19,810 been credited as unearned revenue until court final decision. The Company has $48,921 and $249,384 of unearned revenue at December 31, 2022 and December 31, 2021, respectively.

Contract liabilities

On February 22, 2022, the Company entered into an Intellectual Property License and Royalty Agreement with Touchpoint Group Holdings, Inc. (“Touchpoint” or “TGHI”) pursuant to which the Company granted TGHI a worldwide license for its technologies for a term of five years in the domains of Internet of Things (IoT) and Artificial Intelligence enabled mobile technologies pertaining to the Company’s digital currency technology (the “Technology”). GBT will charge TGHI earned royalties based on actual uses by TGHI of the Technology resulting from revenue attributable to the use, performance or other exploitation of the Technology, to the extent applicable, after deducting any taxes that the Company may be required to collect, and deducting any international sales, goods and services, value added taxes or similar taxes which the Company is required to pay, if any, excluding deductions for taxes on the Company net income. TGHI agreed to issue the Company 10,000,000 shares of common stock of TGHI in the FV of $50,000 as a one-time fee consideration of the Company entering this Intellectual Property License and Royalty Agreement, which was booked contract liabilities and amortized over the five-year term. The Company have yet to earn any royalty income in relation to this agreement as of December 31, 2022. The contract liabilities as of December 31, 2022 and December 31, 2021 was $41,444 and $0, respectively.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its FV and is then re-valued at each reporting date, with changes in the FV reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of December 31, 2022, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

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

The Company uses Level 2 inputs for its valuation methodology for derivative liabilities as their FV were determined by using the Black-Scholes-Merton pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect FV at each period end, with any increase or decrease in the FV being recorded in results of operations as adjustments to FV of derivatives.

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

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Securities Exchange Act Rule 15d-15I) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive and Financial Officer) to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer (Principal Executive and Financial Officer), carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our management concluded that our disclosure controls and procedures are not effective in timely alerting management to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive and Financial Officer) to allow timely decisions regarding required disclosure.

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

Because of its inherent limitations, ICFR reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our ICFR reporting as of December 31, 2022. Based on this assessment, management believes that as of December 31, 2022, our ICFR reporting is not effective based on those criteria.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names and certain information regarding the company’s executive officers and directors.

Current Directors/Officers:

Name	Age	Title
Dr. Danny Rittman	60	Chief Technology Officer and Director
Mansour Khatib	60	Chief Executive Officer, Chief Financial Officer and Director

Dr. Danny Rittman is a veteran software architect and integrated circuit technology expert with over 20 years of experience in the technology sector. From 2014 through the present, Dr. Rittman served as the CTO and as a director of the Company, leading the Company’s technological direction and managing teams of mobile software developers. From 2012, through 2014, Dr. Rittman served as a Senior Integrated Circuit Consultant for Qualcomm / Max Linear, managing teams of integrated circuit designers within the mobile technology arena. From 2007 through 2012, Dr. Rittman served as the Founder and CTO of Micrologic Design Automation, leading the company’s technological direction, including architecture, design and development of EDA software tools. From 2002 through 2007, Dr. Rittman served as an Integrated Circuit CAD / Software Senior Consultant for IBM, managing IC back-end projects and leading back-end CAD and QA software tool development and implementation. From 1995 through 2002, Dr. Rittman served as the Founder and VP of R&D for Bind-key Technologies, leading the company’s technological direction, research and development of EDA software tools for integrated circuits and back-end design. Dr. Rittman received a BS in Electrical Engineeri–g - VLSI Design from the University of Bridgeport, graduating Magna Cum Laude in 1992; a MS in Computer Scien–e - VLSI Design, specializing in Automation Algorithms, from La Salle University, graduating Magna Cum Laude in 1996; and a PhD in Computer Scien–e - VLSI Design, specializing in EDA Concepts and Algorithms, from La Salle University, graduating Summa Cum Laude in 1998. Mr. Rittman is the Company’s CTO and director.

Mansour Khatib was appointed as the Company Chief Executive and Financial Officer on April 13, 2020, the Company’s Board of Directors appointed Mansour Khatib, who served as the Chief Marketing Officer and a director of the Company as Chief Executive Officer. Mr. Khatib has also previously served as Interim Chief Executive Officer from May 2018 to July 2018. From 2009 through 2012, Mansour Khatib served as the CEO and CFO of The Merchandise Company, located in Long Beach, California. From 2012 through the present, Mr. Khatib has served as a U.S. Business and Marketing Sales Representative for KB Racking, located in Toronto, Canada. From May 2013 through July 2014, Mr. Khatib served as VP of Marketing for Sun Energy Partners, LLC, developing solar rooftop projects. From July 2014 through the present, Mr. Khatib has served as the CTO for New Energy Ventures, LLC, a company that is developing utility scale projects in New Jersey, California, and smaller projects in Mexico, the Caribbean and Peru. Mr. Khatib received B.A. in Economics from Fachhochschule Wuppertal in Wuppertal, Germany in 1988 and a Bachelors in Electro Engineering & Computer Technology from University Aachen in Aachen, Germany in 1985. Mr. Khatib is the Company’s CEO and director.

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

To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2022 filed with the SEC, all required Section 16 reports under the Exchange Act for our directors, executive officers, principal accounting officer and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2022.

Code of Ethics

We have adopted a Code of Ethics that applies to all officers, directors and employees. The Company will provide to any person without charge a copy of such code of ethics upon written request to the Company at its registered offices.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth all compensation paid to our officers for the years ended December 31, 2022 and 2021.

Summary Compensation Table

						Non-Equity	Non-Qualified
						Incentive	Deferred
Name and principal				Stock	Option	Plan	Compensation	All Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Michael Murray	2021	$—	$—	$—	$—	$—	$—	$5,000	$5,000
Former President and director(1)	2022	$—	$—	$—	$—	$—	$—	$—	$—

Danny Rittman	2021	$25,000	$—	$—	$—	$—	$—	$149,000	$174,000
Chief Technology Officer and director	2022	$60,000	$—	$—	$—	$—	$—	$3,671	$63,671

Mansour Khatib	2021	$25,000	$—	$—	$—	$—	$—	$140,000	$165,000
Chief Executive Officer and director	2022	$60,000	$—	$—	$—	$—	$—	$140,000	$200,000

(1)	On June 17, 2022 Michael Murry Michael Murray resigned as the President and Director of the Company so that he may fully devote all of his efforts to GBT Tokenize Corp. and Metaverse Kit Corp.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer.

There are no other stock option plans, retirement, pension, or profit-sharing plans for the benefit of our sole officer and director other than as described herein.

Director Compensation

During the years ended December 31, 2022 and 2021, there were 2 non-employee directors.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2022, no new warrants was awarded to the executives.

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Common Stock as of March 31, 2023 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) each director of the Company; (iii) each officer of the Company and (iv) all executive officers and directors as a group. Except as otherwise indicated below, each of the entities or persons named in the table has sole voting and investment powers with respect to all shares of Common Stock beneficially owned by it or him as set forth opposite its or his name.

	Common	Percentage
	Stock	of
	Beneficially	Common
Name of Beneficial Owner	Owned (1)	Stock (1)
Dr. Danny Rittman (2)	1,980	0.00%
Mansour Khatib (2)	—	0.00%
Metaverse Kit Corp (3)	500,000,000	17.06%
GBT Tokenize Corp (4)	166,000,000	5.67%
All Officers and Directors as a Group	83,360	0.0%

(1)	Beneficial ownership is determined in accordance with the Rule 13d-3(d)(1) of the Exchange Act, as amended and generally includes voting or investment power with respect to securities. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table. The above is based on 2,930,101,819 shares of common stock outstanding as of March 31, 2023

(2)	Current Officer and Director of the Company.

(3)	Metaverse Kit Corp is a 50/50 Joint venture between the Company and ldar Gainulin and Maria Belova. which was assigned on June 10, 2022 to ldar Gainulin and Maria Belova. The company contributed 500,000,000 share of the common stock to Metaverse Kit.

(4)

GBT Tokenize Corp is a 50/50 Joint venture between the Company and Tokenize-It S.A. which was assigned on June 30, 2021 to Magic International Argentina F.C, S.L. Controlled by Sergio Fridman, a third party GBT Tokenize Corp hold 16,000,000 shares of the Company’s common stock.

On April 11, 2022 the company, through its own subsidiary, Greenwich International Holdings, entered into a Master Joint Venture and Territorial License Agreement (the “Tokenize Agreement”) with Magic Internacional Argentina FC, S.L. (“Magic”) and Tokenize which replaced a prior joint venture entered between the parties, Controlled by Sergio Fridman, a third party GBT Tokenize Corp to hold an additional 150,000,000 shares of the Company’s common stock

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adversary to the Company or has a material interest adverse to the Company.

On June 10, 2022, (the Company, entered into a Joint Venture and Territorial License Agreement (the “Metaverse Agreement”) with Ildar Gainulin and Maria Belova (collectively, the “Licensor”). Under the Metaverse Agreement, the parties formed Metaverse Kit Corp., a Nevada corporation (“Metaverse Kit”). The purpose of Metaverse Kit was to develop, maintain and support source codes for its proprietary technologies and comprehensive platform that combines a core virtual reality platform and an extended set of real-world functions to provide a metaverse experience initially within the area of sports and then expanding into virtual worlds of entertainment, live events, gaming, communications and other cross over product opportunities (the “Meta Portfolio”). Under the Metaverse Agreement, Licensor agreed to provide Metaverse Kit with the licensed technology and expertise. In connection therewith, the parties entered an Asset Purchase Agreement (the “Metaverse APA”) concurrently with the Metaverse Agreement whereby Licensor sold Metaverse Kit all source codes pertaining to the Meta Portfolio. Further, Licensor provided an exclusive license to Metaverse Kit throughout the world for the invented product/service and the related platforms relating to the Meta Portfolio and to use the know how to develop, manufacture, sell, market and distribute the Meta Portfolio throughout the world. The Company was required to contribute 500,000,000 shares of common stock of the Company (“GBT Shares”) to Metaverse Kit. Licensor and the Company were to each own 50% of Metaverse Kit. The Company issued 500,000,000 shares to Metaverse for certain equity method investment. The value of the shares of $5,000 was determined based on the FV of the Company’s common stock. The Company pledged its 50% ownership in Metaverse Kit to Igor 1 Corp. to secure a convertible note held by Igor 1 Corp. The Company was to appoint two directors and Licensor was allowed to appoint one director of Metaverse Kit. In addition, Metaverse Kit, Licensor and Elentina Group, LLC (“Elentina”) entered into a Consulting Agreements in which IGBM and Elentina, each were engaged to provide services for $25,000 per month payable quarterly which Metaverse Kit has the option to pay in shares of common stock calculated by the amount owed divided by the Company’s 10-day VWAP. Licensor and Elentina were to provide services in connection with the development of the business as well as Metaverse Kit’s capital raising efforts. The term of the Consulting Agreement was two years. The closing of the Metaverse Agreement occurred on June 13, 2022.

On March 14, 2023, the Company received a counter signed Settlement Agreement and Release by Licensor dated March 2, 2023 (“Settlement Agreement”). Pursuant to the Settlement Agreement, the parties agreed that Metaverse Agreement, the Metaverse APA and the Consulting Agreement are void and cancelled. Licensor agreed to pay $5,000 to the Company as settlement payment and surrender their shares in Metaverse Kit.

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

On September 1, 2017, the Company entered into and closed an Asset Purchase Agreement with a third party, RWJ Advanced Marketing, LLC (“RWJ”), a Georgia corporation, pursuant to which the Company purchased certain assets from RWJ, including inventory, terminals, licenses and permits and intangible assets. At closing, the Company and Mr. Greg Bauer entered into an Employment Agreement pursuant to which Mr. Bauer was retained as Chief Executive Officer for a term of one year, subject to an automatic extension, unless terminated, for a base salary of $250,000 and a bonus of 10% of net profit generated by the assets acquired. Mr. Bauer was also appointed to the Board of Directors of the Company. As of the closing date, Mr. Murray resigned as Chief Executive Officer of the Company but will remain as a director of the Company. Mr. Bauer, since 2004 through present, has served as executive director with W.L. Petrey Wholesale, Inc. where he was in charge of the UGO/Preway operations. The Company is in litigations in connection with RWJ transaction.

On January 1, 2019, the Company and Douglas Davis entered into an Amended and Restated Employment Agreement pursuant to which Mr. Davis was retained as Chief Executive Officer. Mr. Davis served as Interim Chief Executive Officer since July 2018 until his resignation on April 11, 2020. The term of Mr. Davis’ employment was for two years through January 1, 2021. Mr. Davis was entitled to an annual base salary of $250,000, which was to be increased to $400,000 upon the Company up-listing to a national exchange. Mr. Davis was also entitled to the issuance of Stock Options to acquire 50,000 shares of common stock of the Company, exercisable for five years, subject to vesting. The options were to be earned and vested (i) with respect to 20,000 shares of common stock on the date hereof, (ii) 5,000 shares of common stock upon the successful dual list of the Company on an international exchange such as SIX Zurich Stock Exchange or Euronext, (iii) 15,000 shares of common stock upon the successful up listing to a national exchange such as the Nasdaq, NYSE Euronext, TSX, AMEX or other, and (iv) with respect to 5,000 shares of common stock at each of the 6 month anniversaries (July 1, 2019 and January 1, 2020). The exercise price of such options shall be the closing price of the Company on the date prior to such event.

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

As of December, 31, 2022 and December 31, 2021, the Company owed $505,000 and $475,000 to Yello Partners, Inc., a Company owned by the Mansour Khatib, the Company’s CEO.

Stanley Hills LLC Accounts Payable – Related Party

On March 8, 2020, SURG filed a lawsuit against its transfer agent, Vstock from transferring millions of SURG stock is currently in possession by the Company and assigned to Stanley Hills, LLC. On January 1, 2021, SURG, AltCorp and Stanley Hills, LLC (“Stanley”) entered into a Mutual Release and Settlement Agreement (“Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, SURG agreed to amend the AltCorp Exchange Agreement where SURG acknowledged a debt of $3,300,000 (the “Debt”) to be paid in 33 monthly payments of $100,000 payable in shares of common stock of SURG at a per share price equal the volume weighted average price of Surg’s common stock during the ten trading days immediately preceding the issuance. SURG paid $400,000 in cash and $800,000 by shares. The SURG common stock issued to Altcorp have been pledged since August 12, 2020 for the benefit of Stanley to secure Stanley’s note payable by the Company. Accordingly, the SURG Common Stock issued to AltCorp as a result of the Settlement Agreement were pledged to Stanley. As of December 31, 2021 there were no surge shares pledges after the final settlement signed on December 22, 2021 and that replaced all prior settlement agreement. The final settlement SURG agreed to make total payments of $4,200,000 to the Company on or prior to January 7, 2022. This $4.2 million amount consists of $450,000 paid by SURG in November and December 2021, $100,000 to be paid on or about January 4, 2022, and $3,650,000 to be paid on or prior to January 7, 2022 of which $375,000 will be held in escrow as described before. The $3,750,000 was recorded as other receivable as of December 31, 2021. As of December, 31, 2022 and December 31, 2021, the Company recorded an outstanding payable to Stanley of $927,136 and $660,735, respectively, recorded under accrued expenses.

Sales to related party for the year ended December 31, 2022 and 2021 were $45,000 and $180,000. Sales are derived from providing IT consulting services to Stanley Hills, a related party. The Company did not provide IT services to Stanley after the quarter ended June 30, 2022.

Advanced from Related Party

During the year ended December 31, 2022, Mansour Khatib, the Company’s CEO advanced $22,658 cash to the Company for business purposes to fund the e-commerce operations.

During the year ended December 31, 2022, the Company repaid $18,384 cash to Mansour Khatib.

As of December, 31, 2022 and December 31, 2021, the Company has recorded a due from related party of $0 and $30,049, respectively.

As of December, 31, 2022 and December 31, 2021, the Company has recorded a due to related party of $62,003 and $0, respectively.

Metaverse Agreement

On June 10, 2022, the Company, entered into a Joint Venture and Territorial License Agreement (the “Metaverse Agreement”) with Ildar Gainulin and Maria Belova (collectively, the “Licensor”). Under the Metaverse Agreement, the parties formed Metaverse Kit Corp., a Nevada corporation (“Metaverse Kit”). The purpose of Metaverse Kit was to develop, maintain and support source codes for its proprietary technologies and comprehensive platform that combines a core virtual reality platform and an extended set of real-world functions to provide a metaverse experience initially within the area of sports and then expanding into virtual worlds of entertainment, live events, gaming, communications and other cross over product opportunities (the “Meta Portfolio”). Under the Metaverse Agreement, Licensor agreed to provide Metaverse Kit with the licensed technology and expertise. In connection therewith, the parties entered an Asset Purchase Agreement (the “Metaverse APA”) concurrently with the Metaverse Agreement whereby Licensor sold Metaverse Kit all source codes pertaining to the Meta Portfolio. Further, Licensor provided an exclusive license to Metaverse Kit throughout the world for the invented product/service and the related platforms relating to the Meta Portfolio and to use the know how to develop, manufacture, sell, market and distribute the Meta Portfolio throughout the world. The Company was required to contribute 500,000,000 shares of common stock of the Company (“GBT Shares”) to Metaverse Kit. Licensor and the Company were to each own 50% of Metaverse Kit. The Company pledged its 50% ownership in Metaverse Kit to Igor 1 Corp. to secure a convertible note held by Igor 1 Corp. The Company was to appoint two directors and Licensor was allowed to appoint one director of Metaverse Kit. In addition, Metaverse Kit, Licensor and Elentina Group, LLC (“Elentina”) entered into a Consulting Agreements in which IGBM and Elentina, each were engaged to provide services for $25,000 per month payable quarterly which Metaverse Kit has the option to pay in shares of common stock calculated by the amount owed divided by the Company’s 10-day VWAP. Licensor and Elentina were to provide services in connection with the development of the business as well as Metaverse Kit’s capital raising efforts. The term of the Consulting Agreement was two years. The closing of the Metaverse Agreement occurred on June 13, 2022.

On March 14, 2023, the Company received a counter signed Settlement Agreement and Release by Licensor dated March 2, 2023 (“Settlement Agreement”). Pursuant to the Settlement Agreement, the parties agreed that Metaverse Agreement, the Metaverse APA and the Consulting Agreement are void and cancelled. Licensor agreed to pay $5,000 to the Company as settlement payment and surrender their shares in Metaverse Kit.

On May 19, 2021, the Company entered into a Mutual Release and Settlement Agreement and Irrevocable Assignment of outstanding balance plus accrued interest (the “Gonzalez Agreement”) with third party, GBT-CR, IGOR 1 Corp and Gonzalez. Pursuant to the Gonzalez Agreement, without any party admission of liability and to avoid litigation, the parties had agreed to (i) extend the GBT convertible note maturity date to December 31, 2022, (ii) amend the GBT convertible note terms to include a beneficial ownership blocker of 4.99% and a modified conversion feature to the GBT convertible note with 15% discount to the market price during the 20 trading day period ending on the latest complete trading day prior to the conversion date and (iii) provided for an assignment of the GBT convertible note by Gonzalez to a third party. As a result of the change in terms of this convertible note, the Company took a charge related to the modification of debt of $13,777,480 during the year ended December 31, 2021.

During the year ended December 31, 2021, IGOR 1 converted $1,284,600 of the convertible note into 4,185,650 shares of the Company’s common stock. On June 24, 2021, the Company transferred 5,500,000 SURG shares received as repayment of $660,000 of this convertible note (See Note 10).

During the year ended December 31, 2022, IGOR 1 converted $1,659,869 of the convertible note into 590,117,647 shares of the Company’s common stock.

On November 15, 2020, the Company issued a promissory note to Alpha Eda, LLC (“Alpha”), a related party, for $140,000. The note accrues interest at 10%, is unsecured and was due on September 30, 2021. On June 20, 2021 Alpha and the Company extended the note maturity to December 31, 2021. On March 30, 2022 Alpha and the Company extended the note maturity to December 31, 2022. The balance of the note at December 31, 2022 and 2021 was $140,000 and $140,000 plus accrued interest of $32,633 and $16,633, respectively.

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

Director Independence

The Company has no outside directors as of December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Madhava Rao and BF Borgers CPA PC for the years ended December 31, 2022 and 2021.

	Years Ended December 31,
	2022	2021
Audit Fees	$84,161	$94,636
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$84,161	$94,636

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

GBT TECHNOLOGIES INC.

Dated: April 12, 2023	By:	/s/ Mansour Khatib
	Name:	Mansour Khatib
	Title:	Chief Executive and Financial Officer (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Mansour Khatib	Chief Executive & financial Officer & Director	April 12, 2023
Mansour Khatib	(Principal Executive, Financial and Accounting Officer)

/s/ Dr. Danny Rittman	Chief Technology Officer and Director	April 12, 2023
Dr. Danny Rittman

GBT TECHNOLOGIES INC.
Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of GBT Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of GBT Technologies, Inc. the "Company") as of December 31, 2022, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated deficit of $ 299,257,917 as of December 31, 2022 and has incurred recurring operating losses. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Completeness of litigation and claims accruals

As disclosed in Note 17 to the consolidated financial statements, the Company is involved in various legal proceedings. The Company assesses the need to make a provision or to disclose a contingent liability on a case-by-case basis considering the underlying facts of each litigation. The eventual outcome of the litigations is uncertain and estimation at the balance sheet date involves extensive judgement of management including input from legal counsel due to the complexity of each litigation.

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

Revenue recognition

As described in Note 3 to the consolidated financial statements, management applies FASB Topic 606, Revenue from Contacts with Customers (“ASC 606”) to recognize revenue. Management recognizes revenue in a manner that reasonably reflects the delivery of its services to customers in return for expected consideration. The Company’s revenue includes resale of purchased products through Amazon and also through IT services.

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

Our audit procedures included, among others, understanding of controls relating to management’s revenue recognition process, examining transaction related documents, confirming revenues and outstanding receivables at the balance sheet date with a sample of the customers.

M.S. Madhava Rao

April 12, 2023

Eastvale, CA

Served as Auditor since 2022

GBT TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31,	December 31,
	2022	2021
Current Assets:
Cash	$106,639	$155,106
Cash held in trust	—	112,942
Marketable equity security	—	—
Accounts Receivable	25,244	—
Inventory	11,569	—
Prepaid	12,500	—
Note Receivable	198,475	—
Inventory in Transit	—	—
Investment	16,198	—
Other receivable	—	3,750,000
Total current assets	370,625	4,018,048

Total assets	$370,625	$4,018,048
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses (including related parties of $1,539,802 and $2,302,928)	$6,240,634	$6,896,263
Accrued settlement	4,090,057	4,090,057
Unearned revenue	48,921	249,384
Contract liabilities	41,444	—
Convertible notes payable, current, net of discount of $190,464 and $362,004	6,397,727	8,109,436
Convertible notes payable, related party, net of discount of $0 and $0	116,605	116,605
Notes payable, current, net of discount of $0 and $47,671	41,137	2,612,397
Notes payable, current, related party	140,000	140,000
Due to related party	62,003	-
Derivative liability	1,714,143	10,192,485
Total current liabilities	18,892,671	32,406,629
Convertible note payable, noncurrent, net of discount of $88,403 and $0	—	35,797
Note payable, noncurrent	308,863	337,603
Total liabilities	19,201,534	32,780,029
Contingencies (Note 18)	—	—
Stockholders’ Deficit:
Series B Preferred stock, $0.00001 par value; 20,000,000 shares authorized;
45,000 and 45,000 shares issued respectively	—	—
Series C Preferred stock, $0.00001 par value; 10,000 shares authorized;
700 and 700 shares issued and outstanding respectively	—	—
Series D Preferred stock, $0.00001 par value; 100,000 shares authorized;
0 and 0 shares issued and outstanding respectively	—	—
Series G Preferred stock, $0.00001 par value; 2,000,000 shares authorized;
0 and 0 shares issued and outstanding respectively	—	—
Series H Preferred stock, $0.00001 par value ($500 stated value); 40,000 shares authorized;
20,000 and 20,000 shares issued and outstanding respectively	—	—

Common stock, $0.00001 par value; 10,000,000,000 shares authorized; 1,535,593,440 and 33,200,198 shares issued and outstanding respectively	15,356	332
Treasury stock, at cost; 21 shares respectively	(643,059)	(643,059)
Stock loan receivable	(7,610,147)	(7,610,147)
Additional paid in capital	288,664,858	284,072,666
Accumulated deficit	(299,257,917)	(304,581,773)
Total stockholders’ deficit	(18,830,909)	(28,761,981)
Total liabilities and stockholders’ deficit	$370,625	$4,018,048

The accompanying footnotes are an integral part of these consolidated financial statements.

GBT TECHNOLOGIES INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2022	2021
Sales	$1,152,555	—
Consulting Income – Related Party	45,000	180,000
Total sales	1,197,555	180,000
Cost of Goods Sold	817,754	—
Gross Profit	379,801	180,000
Operating expenses:
General and administrative	1,053,282	293,628
Marketing	360,335	837,614
Professional	1,814,543	2,124,272
Impairment of assets	—	15,400,000
Gain on Bad Debt	(50,000)	—
Total operating expenses	3,178,160	18,655,514
Loss from operations	(2,798,359)	(18,475,514)
Other income (expense):
Amortization of debt discount	(442,247)	(824,238)
Change in fair value of derivative liability	6,594,370	(1,339,117)
Interest expense and financing costs	(969,629)	(2,022,584)
Realized gain (loss) on disposal of marketable equity security	—	11,000
Gain on RJW settlement	3,012,355	—
Loss on debt modification	—	(13,777,480)
Change in fair value of marketable securities	(310,462)	—
Other income	237,828	2,497,500
Total other income (expense)	8,122,215	(15,454,919)
Profit (Loss) before income taxes	5,323,856	(33,930,433)
Income tax expense	—	—
Profit (Loss) from continuing operations	5,323,856	(33,930,433)
Net Income (Loss)	$5,323,856	$(33,930,433)
Weighted average common shares outstanding:
Basic	696,686,911	19,991,381
Diluted	4,646,981,551	19,991,381
Net Income (Loss) per share (basic and diluted):
Basic	$0.01	$(1.70)
Diluted	0.00	(1.70)

 The accompanying footnotes are an integral part of the consolidated financial statements.

GBT TECHNOLOGIES INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

								Total
					Stock	Additional		Stockholders’
	Common Stock		Treasury Stock		Loan	Paid-in	Accumulated	Equity/
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	(Deficit)

Balance December 31, 2020	5,133,489	51	1,040	(643,059)	(7,610,147)	251,046,191	(270,651,339)	(27,858,304)

Common stock issued for conversion of convertible debt and accrued interest	13,821,709	139	—	—	—	5,677,867	—	5,678,006
Common stock issued for services	245,000	2	—	—	—	281,748	—	281,750
Common stock issued for joint venture	14,000,000	140	—	—	—	15,399,860	—	15,400,000
Fair value of beneficial conversion feature of converted	—	—	—	—	—	11,666,999	—	11,666,999
Net income (loss)	—	—	—	—	—	—	(33,930,433)	(33,930,433

Balance, December 31, 2021	33,200,198	$332	$1,040	$(643,059)	$(7,610,147)	$284,072,666	$(304,581,773)	$(28,761,981)

Common stock issued amount for conversion of debt and accrue interest	847,133,242	8,471	—	—	—	2,156,990	—	2,165,461
Fair value of derivative liability due to conversions			—	—	—	2,209,888	—	2,209,888
Common stock issued for cash	5,500,000	55	—	—	—	231,812	—	231,867
Common stock issued for- Tokenize	150,000,000	1,500	—	—	—	(1,500)	—	—
Equity Method Investment - Meta	500,000,000	5,000	—	—	—	(5,000)	—	—
Cancelation of shares	(240,000)	(2)	—	—	—	2	—	—
Net income (loss)	—	—	—	—	—	—	5,323,856	5,323,856

Balance, December 31, 2022	1,535,593,440	$15,356	$1,040	$(643,059)	$(7,610,147)	$288,664,858	$(299,257,917)	$(18,830,909)

The accompanying footnotes are an integral part of these consolidated financial statements.

GBT TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2022	2021
Cash Flows From Operating Activities:
Net income (loss)	$5,323,856	$(33,930,433)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of debt discount	442,247	824,238
Change in fair value of derivative liability	(6,594,370)	1,339,117
Excess of debt discount and financing costs	34,175	136,785
Shares issued for services	—	281,748
Loss on modification of debt	—	13,777,480
Impairment of assets	—	15,400,000
Realized gain on disposal of market equity security	—	(11,000)
Loss on exchange of assets	—	—
Change in fair value of market equity security	308,802	—
Change on Settlement	(3,012,633)	—
Payment of other income with marketable securities	—	(800,000)
Changes in operating assets and liabilities:
Accounts receivable	(25,244)	—
Other receivable	3,741,525	(3,750,000)
Cash held in trust	—	289,590
Prepaid	(12,500)	—
Inventory	(11,569)	—
Contract liabilities	(8,556)	—
Unearned revenue	(200,463)	(291)
Accounts payable and accrued expenses	(123,462)	5,073,651
Net cash used in operating activities	(138,293)	(1,369,114)

Cash Flows From Investing Activities:
Investment to GTX	(150,000)	—
Investment to TGHI	(125,000)	—
Net cash used in investing activities	(275,000)	—

Cash Flows From Financing Activities:
Issuance of convertible notes	300,000	1,317,386
Issuance of note receivable	(190,000)	—
Proceeds from sales of common stock	231,864	(106,200)
Repayment of related party	(694,225)	—
Repayment of convertible note	(39,042)	—
Proceeds from related party	756,227	—
Issuance of notes payable	—	200,000
Net cash provided by financing activities	364,826	1,411,186

Net increase in cash	(48,467)	42,072

Cash, beginning of Year	155,106	113,034

Cash, end of Year	$106,639	$155,106

Cash paid for:
Interest	$—	$2,898
Income taxes	$—	$2,898

Supplemental non-cash investing and financing activities
Debt discount related to convertible debt	$325,916	$741,100
Reduction in derivative liability due to conversion	$2,209,888	$11,666,999
Shares issued for conversion of convertible debt	$2,165,464	$5,678,006

Transfer of marketable equity security to repay convertible note	$—	$660,000
Share issuance for JV Metaverse	$5,000	$—
Share issuance for JV Tokenize	$1,500	$—
Transfer of accounts payable to convertible note	$—	$424,731
Transfer of accrued interest to convertible note	$—	$202,899
Cancellation of TTSG Shares	$(2)	—

The accompanying footnotes are an integral part of these consolidated financial statements.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

GBT Technologies Inc. (formerly Gopher Protocol Inc.) (the “Company”, “GBT”, or “GTCH”) was incorporated on July 22, 2009 under the laws of the State of Nevada. The Company is targeting growing markets such as development of Internet of Things (IoT) and Artificial Intelligence (AI) enabled networking and tracking technologies, including wireless mesh network technology platform and fixed solutions, development of an intelligent human body vitals device, asset-tracking IoT, and wireless mesh networks. Effective August 5, 2019, the Company changed its name from Gopher Protocol Inc. to GBT Technologies Inc. The Company derived revenues from (i) the provision of IT consulting services; and (ii) from the licensing of its technology. (ii) from selling electronic products through e-commerce platforms.

On February 18, 2022 the Company, effective March 1, 2022 entered into a Revenue Sharing Agreement (“RSA”) with Mahaser LTD. (“Mahaser”) pursuant to which the Company shares revenues generated by Mahaser with respect to e-commerce sales through the online retail platform in the United States of America.

The audited condensed CFS are prepared by the Company, pursuant to the rules and regulations of the SEC. The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented.

Basis of Presentation

The accompanying CFS were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Stock Split

On October 26, 2021, the Company effectuated a 1 for 50 reverse stock split. The share and per share information has been retroactively restated to reflect this reverse stock split.

In July 2, 2022 the Company filed a preliminary information statement to the stockholders of record (the “Record Date”) in connection with certain actions to be taken by the written consent by stockholders holding a majority of the voting stock of the Company, dated as of June 28, 2022.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

●	To amend the Company’s Articles of Incorporation, (the “Articles of Incorporation”) to increase the number of authorized shares of common stock, par value $0.00001 per share (the “Common Stock”), of the Company from 2,000,000,000 shares to 10,000,000,000 shares. This action concluded on August 11, 2022:

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

Note 2 – Going Concern

The accompanying CFS have been prepared assuming the Company will continue as a going concern. The Company has an accumulated deficit of $299,257,917 and has a working capital deficit of $18,552,046 as of December 31, 2022, which raises substantial doubt about its ability to continue as a going concern.

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

Note 3 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of CFS in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the CFS and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates in the accompanying CFS include valuation of derivatives and valuation allowance on deferred tax assets.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

Principles of Consolidation

The accompanying CFS include the accounts of the Company and its subsidiaries; the Company’s 50% owned subsidiaries GBT BitSpeed Corp. (currently inactive) and GBT Tokenize Corp; the Company’s 50% owned subsidiary, Gopher Protocol Costa Rica Sociedad De Responsabilidad Limitada (currently inactive), a wholly owned subsidiary, AltCorp Trading LLC, a Costa Rica company (“AltCorp” currently inactive) and Greenwich International Holdings, a Costa Rica corporation (“Greenwich” currently inactive). All significant intercompany transactions and balances were eliminated.

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

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly-liquid debt instruments with original maturities of three months or less. As of December 31, 2022 and 2021, the Company did not have any cash equivalents.

Funds in Escrow

Restricted cash is $375,000 as part of the SURG settlements proceeds that needs to stay in escrow and $19,694 restricted cash that the court on January 28, 2022 awarded the Company with injunction against RWJ defendants, where all funds generating from resale should be deposited into GBT blocked account, and therefore RWJ defendants cannot use these funds without court order, neither the Company. According to settlement agreement made on September 26, 2022, these funds held in escrow and no longer restricted. The Company entered into the Confidential Settlement Agreement and Mutual Release (“RJW Agreement”) by and between RWJ Advanced Marketing, LLC, Robert Warren Jackson, Gregory Bauer (collectively the “RJW Parties”) and W.L. Petrey Wholesale Company, Inc., (“Petrey”) on one hand; and GBT Technologies Inc., on behalf of itself and its agents (collectively the GBT Parties”), on the other hand. The Company the RJW Agreement effective September 26, 2022 with final signatures delivered to the Company on or about October 5, 2022. Among other agreements the parties agreed and stipulated to release all funds currently being held in a blocked account of $19,694 with 50% distributed to the RWJ Parties and 50% to the Company or its assignee.

Marketable Securities

The Company accounts for investment securities in accordance with ASC Topic 321, Investments – equity securities. Marketable equity securities are reported at FV based on quotations available on securities exchanges with any unrealized gain or loss being reported as a component of other income (expense) on the statement of operations. The portion of marketable equity security expected to be sold within 12 months of the balance sheet date is reported as a current asset. These publicly traded equity securities are valued using quoted prices and are included in Level 1.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

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

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its FV and is then re-valued at each reporting date, with changes in the FV reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of December 31, 2022 and 2021, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

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

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

●	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology use one or more unobservable inputs which are significant to the FV measurement.

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

The Company uses Level 2 inputs for its valuation methodology for derivative liabilities as their FV were determined by using the Black-Scholes-Merton pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect FV at each period end, with any increase or decrease in the FV being recorded in results of operations as adjustments to FV of derivatives.

At December 31, 2022 and 2021, the Company identified the following liabilities that are required to be presented on the balance sheet at FV:

	Fair Value	Fair Value Measurements at
	As of	December 31, 2022
Description	December 31, 2021	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$1,714,143	$—	$1,714,143	$—

	Fair Value	Fair Value Measurements at
	As of	December 31, 2021
Description	December 31, 2022	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$10,192,485	$—	$10,192,485	$—

Treasury Stock

Treasury stock is recorded at cost. The re-issuance of treasury shares is accounted for on a first in, first-out basis and any difference between the cost of treasury shares and the re-issuance proceeds are charged or credited to additional paid-in capital.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Revenue Recognition

Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on January 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. The Company had no significant post-delivery obligations, this new standard did not result in a material recognition of revenue on the Company’s accompanying CFS for the cumulative impact of applying this new standard. The Company made no adjustments to its previously-reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

Revenue from providing IT consulting services are recognized under Topic 606 in a manner that reasonably reflects the delivery of its services to customers in return for expected consideration and includes the following elements:

●	executed contracts with the Company’s customers that it believes are legally enforceable;

●	identification of performance obligations in the respective contract;

●	determination of the transaction price for each performance obligation in the respective contract;

●	allocation the transaction price to each performance obligation; and

●	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to each of the Company’s IT revenue category, is summarized below:

●	IT consulting services - revenue is recorded on a monthly basis as services are provided.

These five elements, as applied to each of the Company’s license revenue category, is summarize below:

●	License services – the one-time related party licensing income recorded as other income upon agreement is executed and services are provided and recognized over the term of five years.

E-Commerce sales –

●	Identify the contract(s) with a customer. ASC 606 defines a contract as “an agreement between two or more parties that creates enforceable rights and obligations”. Since this is an e-commerce sale on the Amazon of eBay websites, the Company just followed the general terms on Amazon or eBay websites and the customer entered into a contract with the Company based on the product listed on the Amazon or eBay websites;

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

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

Determine the transaction price. The transaction price set to be the listed price on the Amazon or eBay websites.;

Allocation the transaction price to the performance obligations in the contract.; and

Recognize revenue when the Company satisfies a performance obligation. Sales are being recognized upon shipment.

Unearned revenue

Unearned revenue represents the net amount received for the purchase of products that have not seen shipped to the Company’s customers. The Company has $48,921 and $249,384 of unearned revenue at December 31, 2022 and 2021, respectively.

Contract liabilities

On February 22, 2022, the Company entered into an Intellectual Property License and Royalty Agreement with Touchpoint Group Holdings, Inc. (“Touchpoint” or “TGHI”) pursuant to which the Company granted TGHI a worldwide license for its technologies for five years in the domains of Internet of Things (IoT) and Artificial Intelligence enabled mobile technologies pertaining to the Company’s digital currency technology (the “Technology”). GBT will charge TGHI royalties based on actual uses by TGHI of the Technology resulting from revenue attributable to the use, performance or other exploitation of the Technology, to the extent applicable, after deducting any taxes that the Company may be required to collect, and deducting any international sales, goods and services, value added taxes or similar taxes which the Company is required to pay, if any, excluding deductions for taxes on the Company net income. TGHI agreed to issue the Company 10,000,000 shares of common stock of TGHI in the FV of $50,000 as a onetime fee for the Company entering this Intellectual Property License and Royalty Agreement, which was booked contract liabilities and amortized over the  five-year term. The Company has yet to earn any royalty income in relation to this agreement as of December 31, 2022. The contract liabilities as of December 31, 2022 and December 31, 2021 was $41,444 and $0, respectively.

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

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

The following table summarizes the carrying amount of the assets and liabilities of Mahaser included in the Company’s consolidated balance sheets at December 31, 2022 (after elimination of intercompany transactions and balances):

Assets of consolidated variable interest entity (“VIE”) included in the consolidated balance sheets above (after elimination of intercompany transactions and balances) consist of:
Current assets:
Cash and equivalents	$93,581
Inventory	11,569
Due From related party	20,270
Total current assets	$125,420

Liabilities of consolidated VIE included in the consolidated balance sheets above (after elimination of intercompany transactions and balances) consist of:
Current liabilities
Total current liabilities	$94,496

Statements of operations of consolidated VIE included in the consolidated statements of operations above (after elimination of intercompany transactions and balances) consist of:
Statements of operations
Sales	$1,107,555
Cost of goods sold	817,754
Gross profit	289,801
General and administrative expenses	330,647
Net Loss	$40,846

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

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS assumes that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Due to the net income incurred potentially dilutive instruments would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss for all periods presented. The following potentially-dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

	December 31,	December 31,
	2022	2021
Series B preferred stock	45,000	45,000
Series C preferred stock	700	700
Series H preferred stock	20,000	20,000
Warrants	70,770	392,870
Convertible notes	3,949,223,831	83,722,340
Total	3,949,360,301	84,180,910

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of December 31, 2022, through the date which the CFS are issued. Based upon the review, other than described in Note 20 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the CFS.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of a SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company adopted this ASU on the CFS in the year ended December 31, 2021. The adoption had no material impact on the CFS for the year ended December 31, 2022.

On April 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” (“ASU 2021-04”) to clarify the accounting by issuers for modifications or exchanges of equity-classified warrants. The new ASU is available here and effective for all entities in fiscal years starting after December 15, 2021. Early adoption is permitted. The Company adopted this ASU on the CFS in the year ended December 31, 2021. The adoption had no material impact on the CFS for the year ended December 31, 2022.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying CFS. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

Note 4 – Marketable Securities

TGHI Agreement

On January 28, 2022, the Company entered into a Stock Purchase Agreement with Marko Radisic (the “Seller”) and Touchpoint Group Holdings, Inc. (“TGHI”) pursuant to which the Company acquired 10,000 shares of Series A Convertible Preferred Stock (the “Touchpoint Preferred”) from the Seller for $125,000. The Touchpoint Preferred is convertible into 10,000,000 shares of common stock of Touchpoint. On February 22, 2022, the Company entered into an Intellectual Property License and Royalty Agreement with TGHI pursuant to which the Company granted TGHI a worldwide license for its technologies for five years in the domains of Internet of Things (IoT) and Artificial Intelligence enabled mobile technologies pertaining to the Company’s digital currency technology (the “Technology”). GBT will charge TGHI earned royalties based on actual uses by TGHI of the Technology resulting from revenue attributable to the use, performance or other exploitation of the Technology, to the extent applicable, after deducting any taxes that the Company may be required to collect, and deducting any international sales, goods and services, value added taxes or similar taxes which the Company is required to pay, if any, excluding deductions for taxes on the Company net income. TGHI agreed to issue the Company 10,000,000 shares of common stock of TGHI in the FV of $50,000 as a one-time fee for the Company entering this Intellectual Property License and Royalty Agreement, which was booked contract liabilities and amortized over the five-year term. The Company has yet to earn any royalty income order to this agreement as of December 31, 2022.

TGHI converted the Touchpoint Preferred into 10,000,000 shares of common stock of Touchpoint on February 23, 2022 resulting in the Company owning 20,000,000 shares of common stock of Touchpoint in total FV of $6,000 as of December 31, 2022 based on level 1 stock price in OTC markets.

MetAlert -prior name GTX Corp

On April 12, 2022, GBT Tokenize Corp (“GBT Tokenize”), a Nevada corporation which the Company owns 50% of the outstanding shares of common stock, entered into a series of agreements with GTX Corp (“GTX”) and various note holders of GTX pursuant to which Tokenize acquired a convertible promissory note of GTX of $100,000 (the “GTX Notes”). In addition, GBT Tokenize acquired 76,923 (GBT acquired 5,000,000 in the original deal, where GTX to perform a corporate action of 1:65 reverse split on September 20, 2022) shares of common stock of GTX for $150,0–0 - in total FV of $12,538 as of December 31, 2022 based on level 1 stock price in OTC markets.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

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

As of December 31, 2022, the notes had an outstanding balance of $190,000 and accrued interest of $8,475.

As of December 31, 2022 and December 31, 2021, the marketable security had a FV of $12,538 and $0, respectively.

Note 5 – Investment in Surge Holdings, Inc.

Surge Holdings, Inc.

On September 30, 2019, GBT Technologies Inc. (the “Company”) entered into an Asset Purchase Agreement (“APA”) with Surge Holdings, Inc., a Nevada corporation (“SURG”) pursuant to which the Company agreed to sell and assign to SURG, all the assets and certain specified liabilities, of its ECS Prepaid, Electronic Check Services and the Central State Legal Services businesses for $5,000,000 to be paid through the issuance of 3,333,333 shares of SURG’s common stock (the “SURG Common Stock”) and a convertible promissory note in favor of the Company in the principmountount of $4,000,000 (the “SURG Note”), convertible into SURG’s shares of common stock. On January 7, 2022, the Company received payments from Surgepays Inc. (formerly known as Surge Holdings, Inc.) in total of $3,750,000 pursuant to the terms of the Settlement Agreement dated December 22, 2021.

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
December 31, 2022 and 2021

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

On December 22, 2021 (the “Effective Date”), pursuant to the framework in the MOU, the AltCorp Parties (and an additional third party), the Company, ECS, and SURG, Kevin Brian Cox (SURG’s Chief Executive Office–) - in his individual capacity, entered into a Resolution of Purchase, Mutual Release, and Settlement Agreement (the “Final Settlement Agreement”) to settle the two lawsuits and resolve all disputes related to the consideration paid by SURG to the Company in connection with the APA.

(F)	The Final Settlement Agreement, among other resolutions, essentially provides the following: i) From the total consideration of the Final Settlement Agreement, the amount of $375,000 (“Escrow Amount”) will be deposited by SURG in escrow. SURG has acquired the Company’s rights to a certain Master Distribution and Service Agreement (“MDA”). Under certain circumstances, if the result of the Company’s lawsuit against a third party (the “GBT Lawsuit”) is a monetary judgment without the assignment or legal decree of ownership of the MDA, the Company shall be entitled to receive the Escrow Amount and shall assign to SURG the first $1,000,000 the Company recovers from the defendants in the GBT Lawsuit. In the event that the Company does not prevail in the GBT Lawsuit then it shall be entitled to release of the Escrow Amount but shall be responsible for any fees and costs obligation sought by the defendants in the GBT Lawsuit.

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

The final settlement of $3,750,000 was received by the Company in January 2022 and paid out $3,750,000 to the third parties before December 31, 2022.

As the Company committed to assign certain revenue share agreement to SURG as part of the Company’s settlement with RWJ Agreement, on October 5, 2022 and as cumulation of all settlement agreements the Company issued a request to the SURG regarding release of certain escrow funds and the execution of an assignment of rights as contemplated in the aforereferenced agreement.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

Note 6 - Stock Loan Receivable

On January 8, 2019, the Company entered into a Stock Pledge Agreement with Latin American Exchange Latinex Casa de Cambio, S.A., a Costa Rica corporation (“Latinex”), to provide that Latinex may maintain its required regulatory capital as required by various regulators. The Company has pledged 4,006 restricted shares of its common stock valued at $7,610,147 (based on the closing price on the grant date) for a term of three years for an annual payment of $375,000 paid in quarterly installments of $93,750. In lieu of cash payment, Latinex may pay the Company in virtual currency of WISE Network S.A. valued at a 50% discount of its offering price of $10 per token. In the event that Latinex’s required capital has decreased below $5,000,000, Latinex is permitted to sell the pledged shares of common stock only in an amount to ensure that Latinex can satisfy the required capital levels. The Company must consent to such sale of the shares of common stock, which may not be unreasonably withheld. Upon expiration of the agreement, the remaining shares of common stock shall be returned to the Company free and clear of all liens. The Company has recorded the value of these shares of common stock as a stock loan receivable which is presented as a contra-equity account in the accompanying consolidated balance sheets. At December 31, 2019, the Company wrote off the accrued interest income as Latinex did not perform any payment and the Company has no mean to enforce this payment. Latinex agreed in principle to return the pledged 4,006 restricted shares to the Company for cancellation. The 4,006 restricted shares have not yet been returned to the Company as of December 31, 2022.

Note 7 – Impaired Investment

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

The Gopher Convertible Note bears interest of 6% and is payable at maturity on December 31, 2021. At the election of Gonzalez, the Gopher Convertible Note can be converted into a maximum of 20,000 shares of Series H Preferred Stock. Each share of Series H Preferred Stock is convertible, at the option of the holder but subject to the Company increasing its authorized shares of common stock, into such number of shares of common stock of the Company as determined by dividing the Stated Value ($500 per share) by the conversion price ($500 per share). The Series H Preferred Stock has no liquidation preference, does not pay dividends and the holder of Series H Preferred Stock shall be entitled to one vote for each share of common stock that the Series H Preferred Stock may be convertible into. Upon conversion of the Gopher Convertible Note and the 20,000 shares of Series H Preferred Stock, Gonzalez would be entitled to less than 50% of the resulting outstanding shares of common stock of the Company following conversion in full and, as a result, such transaction is not considered a change of control.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

On May 19, 2021, the Company, entered into a Mutual Release and Settlement Agreement and Irrevocable Assignment of Note Balance Principal and Accrued Interest (the “Gonzalez Agreement”) with third party, GBT-CR, IGOR 1 Corp and Gonzalez. Pursuant to the Gonzalez Agreement, without any party admission of liability and to avoid litigation, the parties had agreed to (i) extend the GBT Convertible Note maturity date to December 31,2022, (ii) amend the GBT Convertible Note terms to include a beneficial ownership blocker of 4.99% and a modified conversion feature to the GBT Convertible Note with 15% discount to the market price during the 20 trading day period ending on the latest complete trading day prior to the conversion date and (iii) provided for an assignment of the GBT Convertible Note by Gonzalez to a third party.

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
December 31, 2022 and 2021

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

Although the investment was impaired, the product development is still ongoing. The carrying amount of this investment at December 31, 2022 and December 2021, was $0 and $0, respectively.

Note 8 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2022 and 2021 consist of the following:

	2022	2021
Accounts payable	$1,530,762	$1,110,127
Accrued liabilities	1,513,261	3,033,016
Accrued interest	3,196,611	2,753,120
Other	—	—
Total	$6,240,634	$6,896,263

Note 9 – Unearned Revenue

Unearned revenue represents the net amount received for the purchase of products that have not seen shipped to the Company’s customers. In 2018, the Company ran pre-sales efforts for its pet tracker product and received prepayments for its product. In addition, during 2018, the Company received $200,000 in connection with an intellectual property license and royalty agreement. The Company has $48,921 and $249,384 of unearned revenue at December 31, 2022 and 2021, respectively.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

Note 10 – Convertible Notes Payable, Non-related Partied and Related Party

Convertible notes payable – non related parties at December 31, 2022 and 2021 consist of the following:

	December 31,	December 31,
	2022	2021
Convertible note payable to GBT Technologies S.A	$6,395,531	$8,055,400
Convertible notes payable to 1800	191,257	124,200
Convertible notes payable to Redstart Holdings	—	244,500
Total convertible notes payable, non related parties	6,586,788	8,424,100
Unamortized debt discount	(189,060)	(278,867)
Convertible notes payable – non related parties	6,397,727	8,145,233
Less current portion	6,397,727	(8,109,436)
Convertible notes payable – non related parties, long-term portion	$—	$35,797

$10,000,000 for GBT Technologies S. A. acquisition

In accordance with the acquisition of GBT-CR the Company issued a convertible note in the principal amount of $10,000,000. The convertible note bears interest of 6% and is payable at maturity on December 31, 2021. At the election of the holder, the convertible note can be converted into a maximum of 20,000 shares of Series H Preferred Stock. Each share of Series H Preferred Stock is convertible, at the option of the holder but subject to the Company increasing its authorized shares of common stock, into such number of shares of common stock of the Company as determined by dividing the Stated Value ($500 per share) by the conversion price ($500 per share). This convertible note may convert into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion and therefore recorded as derivative liability (see note 12).

On May 19, 2021, the Company, Gonzalez, GBT-CR and IGOR 1 Corp entered into a Mutual Release and Settlement Agreement and Irrevocable Assignment of outstanding balance plus accrued interest (the “Gonzalez Agreement”). Pursuant to the Gonzalez Agreement, without any party admission of liability and to avoid litigation, the parties had agreed to (i) extend the GBT convertible note maturity date to December 31, 2022, (ii) amend the GBT convertible note terms to include a beneficial ownership blocker of 4.99% and a modified conversion feature to the GBT convertible note with 15% discount to the market price during the 20 trading day period ending on the latest complete trading day prior to the conversion date and (iii) provided for an assignment of the GBT convertible note by Gonzalez to a third party. As a result of the change in terms of this convertible note, the Company took a charge related to the modification of debt of $13,777,480 during the year ended December 31, 2021. This convertible note is recorded as derivative liability because of the discounted price on conversion (see note 13).

During the year ended December 31, 2021, IGOR 1 converted $1,284,600 of the convertible note into 4,185,650 shares of the Company’s common stock. On June 24, 2021, the Company transferred 5,500,000 SURG shares received as repayment of $660,000 of this convertible note (See Note7).

During the year ended December 31, 2022, IGOR 1 converted $1,659,869 of the convertible note into 590,117,647 shares of the Company’s common stock.

As of December 31, 2022, the note had an outstanding balance of $6,395,531 and accrued interest of $2,027,148.

Redstart Holdings Corp.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

Paid Off Notes/Converted Notes

On August 4, 2020, the Company entered into a Securities Purchase Agreement with Redstart Holdings Corp., an accredited investor (“Redstart”) pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 1”) of $153,600 for $128,000. The Redstart Note No. 1 had a maturity date of November 3, 2021 and the Company had agreed to pay interest on the unpaid principal balance of the Redstart Note No. 1 at the rate of 6% from the date on which the Redstart Note No. 1 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 1, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 1. The transactions described above closed on August 5, 2020. The outstanding principal amount of the Redstart Note No. 1 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 1 into shares of the Company’s common stock  to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 1), the Redstart Note No. 1 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 1. During the year ended December 31, 2021, the entire amount of Note No. 1 of $153,600 plus accrued interest was converted into 226,532 shares of common stock.

On September 15, 2020, the Company entered into a Securities Purchase Agreement with Redstart pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 2”) of $93,600 for $78,000. The Redstart Note No. 2 had a maturity date of September 15, 2021 and the Company had agreed to pay interest on the unpaid principal balance of the Redstart Note No. 2 at the rate of 6% from the date on which the Redstart Note No. 2 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 2, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 2. The transactions described above closed on September 16, 2020. The outstanding principal amount of the Redstart Note No. 2 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 2 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 2), the Redstart Note No. 2 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 2. During the year ended December 31, 2021, the entire amount of Note No. 2 of $93,600 plus accrued interest was converted into 89,169 shares of common stock.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

On December 9, 2020, the Company entered into a Securities Purchase Agreement with Redstart pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 3”) of $100,200 for $83,500. The Redstart Note No. 3 had a maturity date of December 9, 2021 and the Company had agreed to pay interest on the unpaid principal balance of the Redstart Note No. 3 at the rate of 6% from the date on which the Redstart Note No. 3 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 3, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 3. The transactions described above closed on December 11, 2020. The outstanding principal amount of the Redstart Note No. 3 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 3 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 3), the Redstart Note No. 3 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 3. During the year ended December 31, 2021, the entire amount of Note No. 3 of $100,200 plus accrued interest was converted into 135,582 shares of common stock.

On February 10, 2021, the Company entered into a Securities Purchase Agreement with Redstart pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 4) of $184,200 for a purchase price of $153,500. The Redstart Note No. 4 had a maturity date of February 5, 2022 and the Company had agreed to pay interest on the unpaid principal balance of the Redstart Note No. 4 at the rate of 6% from the date on which the Redstart Note No. 4 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 4, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 4. The transactions described above closed on February 10, 2021. The outstanding principal amount of the Redstart Note No. 4 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 4 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 4), the Redstart Note No. 4 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 4. During the year ended December 31, 2021, the entire amount of Redstart Note No. 4 of $184,200 plus accrued interest was converted into 386,146 shares of common stock.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

On March 15, 2021, the Company entered into a Securities Purchase Agreement with Redstart pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 5”) of $106,200 for $88,500. The Redstart Note No. 5 had a maturity date of June 15, 2022 and the Company had agreed to pay interest on the unpaid principal balance of the Redstart Note No. 5 at the rate of 6% from the date on which the Redstart Note No. 5 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 5, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 5. The transactions described above closed on March 17, 2021. The outstanding principal amount of the Redstart Note No. 5 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 5 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 5), the Redstart Note No. 5 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 5. During the year ended December 31, 2021, the entire amount of Redstart Note No. 5 of $106,200 plus accrued interest was converted into 317,837 shares of common stock.

On May 26, 2021, the Company entered into a Securities Purchase Agreement with Redstart pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 6”) of $106,200 for $88,500. The Redstart Note No. 6 had a maturity date of August 26, 2022 and the Company had agreed to pay interest on the unpaid principal balance of the Redstart Note No. 6 at the rate of 6% from the date on which the Redstart Note No. 6 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 6, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 6. The transactions described above closed on May 28, 2021. The outstanding principal amount of the Redstart Note No. 6 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 6 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 6), the Redstart Note No. 6 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 6. During the year ended December 31, 2021, the entire amount of Redstart Note No. 5 of $106,200 plus accrued interest was fully repaid in total cash of $141,782.

On September 21, 2021, the Company entered into a Securities Purchase Agreement with Redstart pursuant to which the Company issued to Redstart a Convertible Promissory Note (the “Redstart Note No. 7”) of $244,500 for $203,750. The Redstart Note No. 7 had a maturity date of December 22, 2022 and the Company agreed to pay interest on the unpaid principal balance of the Redstart Note No. 7 at 2.5% from the date on which the Redstart Note No. 7 is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the Redstart Note No. 7, provided it makes a payment including a prepayment to Redstart as set forth in the Redstart Note No. 7. The transactions described above closed on September 28, 2021. The outstanding principal amount of the Redstart Note No. 7 may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Redstart may convert the Redstart Note No. 7 into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Redstart Note No. 7), the Redstart Note No. 7 shall become immediately due and payable and the Company shall pay to Redstart, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Redstart Note No. 7. During the year ended December 31, 2022, Redstart converted the entire note into 7,656,951 shares of the Company’s common stock.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

Iliad Research and Trading, L.P.

On February 27, 2019, the Company entered into a note purchase agreement with a third-party invest–r - Iliad Research and Trading, L.P.(“Iliad”), pursuant to which the Company issued a promissory note for the original principal amount of $2,325,000. The promissory note had an original issue discount of $300,000 and the inventor paid $2,025,000 to the Company, of which $25,000 was paid for legal expenses. The outstanding balance of the promissory note is to be paid on the one-year anniversary of the issuance of the note. Interest on the note accrues at the rate of 10% compounding daily. Subject to the terms and conditions set forth in the note, the Company may prepay all or any portion of the outstanding balance of the note at any time in an amount in cash equal to 120% of the amount repaid. In connection with transactions that generate less than $1,000,000 in proceeds, the Company had agreed to not issue any debt instrument or incurrence of any debt other than trade payables in the ordinary course of business, any securities or agreements to sell common stock with anti-dilution or price reset/reduction features or any securities that are or may be become convertible or exercisable into common stock with a price that varies with the market price of the common stock (collectively, “Restricted Issuance Transaction”). The outstanding balance of the Note will be increased by 5% in the event the Company enters into a Restricted Issuance Transaction that is approved by Iliad. The original issue discount is being amortized to interest expense over the term of the promissory note.

On February 27, 2020, the Company and Iliad entered into an Amendment to the Iliad Note pursuant to which the maturity date of the Iliad Note was extended to August 27, 2020, provided that the Debt may be converted into shares of common stock of the Company at a conversion price equal to 80% multiplied by the lowest trading daily VWAP for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date, provided for the payment by the Company to Iliad of an extension fee equal to 7.5% of the outstanding balance of the Iliad Note resulting in a new balance of the Iliad Note of $2,765,983 and provided that the Company’s failure to deliver shares of common stock within three trading days of a conversion would result in an event of default. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. Iliad  agreed to restrict its ability to convert the Iliad Note and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock. On July 20, 2020 the Company and Iliad entered into agreement to extend the maturity of the Iliad Note until February 27, 2021 for an extension fee of $1,000. On February 28, 2021 the Company and Iliad entered into agreement to further extend the maturity of the Iliad Note until May 31, 2021 for an extension fee of $1,000 representing the third extension of the original note. On May 19, 2021, the Company and Iliad entered into agreement to further extend the maturity of the Iliad Note until August 31, 2021 for an extension fee of $1,000 representing the fourth extension of the original note. On August 20, 2021, the Company and Iliad entered into agreement to further extend the maturity of the Iliad Note until December 31, 2021 for an extension fee of $1,000. During the year ended December 31, 2021, Iliad converted $2,508,737 of its convertible note into 4,053,069 shares of the Company’s common stock. The balance of the Iliad debt at December 31, 2022 and December 31, 2021 was $0 and $0, respectively.

Sixth Street Lending LLC – named changed - 1800 Diagonal Lending LLC - First Note

On November 8, 2021, the Company entered into a Securities Purchase Agreement with Sixth Street Lending LLC (“Sixth Street”) pursuant to which the Company issued to Sixth Street a Convertible Promissory Note (the “Sixth Street Note”) of $124,200 for $103,500. The Sixth Street Note had a maturity date of February 8, 2023 and the Company agreed to pay interest on the unpaid principal balance of the note at 6% from the date on which the note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the note, provided it makes a payment including a prepayment to Sixth Street as set forth in the Sixth Street Note. The outstanding principal amount of the note may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, Sixth Street may convert the note into shares of the Company’s common stock at a conversion price equal to 85% of the average of the two lowest trading prices with a 20-day look back immediately preceding the date of conversion. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Sixth Street Note), the note shall become immediately due and payable and the Company shall pay to Sixth Street, in full satisfaction of its obligations hereunder, additional amounts as set forth in the Sixth Street Note. During the year ended December 31, 2022, Sixth Street converted the entire note into 26,343,190 shares of the Company’s common stock.

Outstanding Notes

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

Sixth Street Lending LLC – named changed - 1800 Diagonal Lending LLC - Second Note

On May 5, 2022, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending LLC, an accredited investor (“DL”), pursuant to which the Company issued to DL a Convertible Promissory Note (the “DL Note”) of $244,500 for $203,500. The DL Note had a maturity date of August 4, 2023 and the Company had agreed to pay interest on the unpaid principal balance of the DL Note at 6.0% from the date on which the DL Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the DL Note at any time from the Issue Date and continuing through 180 days following the Issue Date, provided it makes a payment including a prepayment premium to DL as set forth in the DL Note. The transactions described above funded on May 9, 2022.

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

During the year ended December 31, 2022, 1800 Diagonal lending converted $130,400 of the convertible note into 222,091,971 shares of the Company’s common stock.

As of December 31, 2022, the note had an outstanding balance of $114,100 and accrued interest of $7,674.

Sixth Street Lending LLC – named changed - 1800 Diagonal Lending LLC - Third Note

On September 13, 2022, the Company entered into a Securities Purchase Agreement (dated September 9, 2022) with 1800 Diagonal Lending LLC, an accredited investor (“DL”) pursuant to which the Company issued to DL a Promissory Note (the “DL Note”) of $116,200 with an original issue discount of $12,450 resulting in net proceeds of the Company of $103,750. The DL Note had a maturity date of September 9, 2023 and the Company had agreed to pay interest on the unpaid principal balance of the DL Note at the rate of 12.0% from the date on which the DL Note is issued (the “Issue Date”). A one-time interest charge of 12% or $13,944 was applied on the Issue Date to the principal amount owed under the DL Note. Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in ten payments of $13,014.40 resulting in a total payback to DL of $130,144. The first payment is due October 30, 2022 with nine subsequent payments each month thereafter. The Company shall have a five-day grace period with respect to each payment. The Company has right to accelerate payments or prepay in full at any time with no prepayment penalty. This DL Note shall not be secured by any collateral or any assets of the Company. The outstanding principal amount of the DL Note may not be converted into the Company common shares except in the event of default. In the event of default on the DL Note, DL may convert the DL Note into shares of the Company’s common stock at a conversion price equal to 75% of the lowest trading price with a 10-day look back immediately preceding the date of conversion. In addition, upon the occurrence and during the continuation of an event of default (as defined in the DL Note), the DL Note shall become immediately due and payable and the Company shall pay to DL, in full satisfaction of its obligations hereunder, additional amounts as set forth in the DL Note. In no event shall DL be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by DL and its affiliates would exceed 4.99% of the outstanding shares of the common stock of the Company.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

During the year ended December 31, 2022, the company paid back $39,043 to 1800 Diagonal lending.

As of December 31, 2022, the note had an outstanding balance of $77,157 and an interest of $13,944.

As of December 31, 2022 and December 31, 2021, the nonrelated party convertible notes had total outstanding balance of $6,393,497 and 8,145,233, net of debt discount, and accrued interest of $2,068,799 and $1,547,924, respectively.

Convertible notes payable – related parties at December 31, 2022 and 2021 consist of the following:

	December 31,	December 31,
	2022	2021
Convertible note payable to Stanley Hills	116,605	116,605
Unamortized debt discount	—	—
Convertible notes payable, net, related party	116,605	116,605
Less current portion	(116,605)	(116,605)
Convertible notes payable, net, related party, long-term portion	$—	$—

Stanley Hills LLC

The Company entered into a series of loan agreements with Stanley Hills LLC (“Stanley”) pursuant to which it received more than $1,000,000 in loans (the “Debt”) from May 2019 up to December 2019. On February 26, 2020, in order to induce Stanley to continue to provide funding, the Company and Stanley entered into a letter agreement providing that the current note payable balance due to Stanley of $1,214,900 may be converted into shares of common stock of the Company at a conversion price equal to 85% multiplied by the lowest one trading price for the common stock during the 20-trading day period ending on the latest complete trading day prior to the conversion date. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. Stanley had agreed to restrict its ability to convert the Debt and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. During the year ended December 31, 2021, Stanley converted $1,231,466 of its convertible note plus interest into 4,420,758 shares of the Company’s common stock, and during the year ended December 31, 2021, Stanley loaned the Company an additional $325,000. Also, during the year ended December 31, 2021, the Company transferred the SURG shares received as repayment of $800,000 of this convertible note (See Note 10) and also converted $126,003 of accrued interest into the principal balance. During the year ended December 31, 2021, Gonzalez assigned all his accrued balances of $424,731 to Stanley in a private transaction that the Company is not part to (See Note 10). As of December 31, 2022 and 2021 the principal balance of Stanley debt is $116,605 and 116,605 respectively. The unpaid interest of the Stanley debt at December 31, 2022 and 2021 was $20,033 and $8,372, respectively. The Stanley debt is secured via a pledge agreement on the SURG shares.

Discounts on convertible notes

The Company recognized interest expense of $438,015 and $824,238 during the years ended December 31, 2022 and 2021, respectively, related to the amortization of the debt discount on convertible notes. The unamortized debt discount at December 31, 2022 and 2021 was $189,060 and $278,867, respectively.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

A roll-forward of the convertible notes payable from December 31, 2020 to December 31, 2022 is below:

Convertible notes payable, December 31, 2020	13,426,706
Issued for cash	983,450
Convertible note issued for accounts payable	625,429
Accrued interest added to convertible note	234,521
Payment with marketable securities	(1,460,000)
Payment with cash	(106,200)
Original issue discount	127,550
Conversion to common stock	(5,649,000)
Debt discount related to new convertible notes	(741,100)
Amortization of debt discounts	819,423
Convertible notes payable, December 31, 2021	$8,261,839
Issued for cash	300,000
Payment with cash	(39,042)
Original issue discount	60,700
Conversion to common stock	(2,158,971)
Debt discount related to new convertible notes	(352,441)
Amortization of debt discounts	442,247
Convertible notes payable, December 31, 2022	$6,514,332

Note –11 - Notes Payable, Non-related Parties and Related Party

Notes payable, non-related parties at December 31, 2022 and December 31, 2021 consist of the following:

	December 31,	December 31,
	2022	2021
RWJ acquisition note	$—	$2,600,000
SBA loan	350,000	350,000
Total notes payable	350,000	2,950,000
Unamortized debt discount	—	—
Notes payable	350,000	2,950,000
Less current portion	(41,137)	(2,612,397)
Notes payable, long-term portion	$308,863	$337,603

RWJ Acquisition Note

In connection with the acquisition of RWJ in September 2017, the Company issued a note payable. The note accrues interest at 3.5%, was due on December 31, 2019 and is secured by the assets purchased in the acquisition. The Company contests the validity of the note, as such the note has not been repaid as of December 31, 2021. The balance of the note at December 31, 2022 and 2021 was $0 and $2,600,000 plus accrued interest of $0 and $394,666, respectively.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

SBA Loan

On June 22, 2020, the Company received a loan from the Small Business Administration under the Economic Injury Disaster Loan program related to the COVID-19 relief efforts. The loan bears interest at 3.75%, requires monthly principal and interest payments of $731 after 12 months from funding and is due 30 years from the date of issuance. The monthly payments have been extended by the SBA to all EIDL borrowers with additional 12 months. Monthly payments will be commenced on or around June 16, 2022. On October 1, 2021, the Company entered an Amended Loan Authorization and Agreement with the SBA providing for the modification of the Original Note providing for monthly principal and interest payments of $1,771 after 24 months from the Original Note commencing on or around June 22, 2022. On March 17, 2022 the SBA notified it deferred the payments to all COVID-19 EIDL loans will have the first payment due extended from 24-months to 30-months from the date of the note. The Modified Note will continue to bear interest at 3.75% and is due 30 years from the date of issuance of the Original Note. The Modified Note is guaranteed by Douglas Davis, the former CEO of the Company and current consultant, as well as by GBT Tokenize Corp. The additional funding of $200,000 was received by the Company on October 5, 2021. The balance of the note at December 31, 2022 and 2021 was $350,000 and $350,000 plus accrued interest of $23,707 and $10,582, respectively.

Notes payable, related party at December 31, 2022 and December 31, 2021 consist of the following:

	December 31,	December 31,
	2022	2021
Alpha Eda note payable	$140,000	$140,000
Total notes payable, related party	140,000	140,000
Unamortized debt discount	—	—
Notes payable, net, related party	140,000	140,000
Less current portion	(140,000)	(140,000)
Notes payable, net, related party, long-term portion	$—	$—

Alpha Eda

On November 15, 2020, the Company issued a promissory note to Alpha Eda, LLC (“Alpha”), a related party for $140,000. The note accrues interest at 10%, is unsecured and was due on September 30, 2021. On June 20, 2021 Alpha and the Company extended the note maturity to December 31, 2021. The balance of the note at December 31, 2022 and 2021 was $140,000 and $140,000 plus accrued interest of $32,633 and $16,633, respectively.

Discounts on Promissory Note

The Company recognized interest expense of $0 and $47,671 during the years ended December 31, 2021 and 2020, respectively, related to the amortization of the debt discount on promissory notes. The unamortized debt discount at December 31, 2021 and 2020 was $0.

Note 12 – Accrued Settlement

In connection with a legal matter filed by the Investor of the $8,340,000 Senior Secured Redeemable Convertible Debenture, on December 23, 2019, in the pending arbitration between the Company and the Investor, an Interim Award was entered in favor of the Investor. On January 31, 2020, the Company was informed that a final award was entered (the “Final Award”). The Final Award affirms that certain sections of the Senior Secured Redeemable Convertible Debenture (the “Debenture”) constitute unenforceable liquidated damages penalties and were stricken. Further, it was determined that the Investor was entitled to recovery of their attorney’s fees. Consequently, the arbitrator awarded Investor an award of $4,034,444 plus interest of 7.25% accrued from May 15, 2019 (presented separately in accounts payable and accrued expenses) and costs of $55,613. (See Note 17). In connection with this settlement, the Company recognized a gain on the settlement of debt of $1,375,556 in 2019 as the difference between the carrying amount of the debt and the amount awarded by the arbitrator (See Note 17). The Company recorded accrued settlement of $4,090,057 and $4,090,057 at December 31, 2022 and 2021, respectively.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

Note 13 - Derivative Liability

Certain of the convertible notes payable discussed in Note 10 have a conversion price that can be adjusted based on the Company’s stock price which results in the conversion feature being recorded as a derivative liability.

The FV of the derivative liability is recorded and shown separately under current liabilities. Changes in the FV of the derivative liability is recorded in the statement of operations under other income (expense).

The Company uses a weighted average Black-Scholes option pricing model with the following assumptions to measure the FV of derivative liability at December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Stock price	$0.001	$0.17
	4.42-
Risk free rate	4.76%	0.19-0.39%
Volatility	213-277%	167-217%
	0.0015-	0.102-
Conversion/ Exercise price	$0.0017	$0.103
Dividend rate	0%	0%

The following table represents the Company’s derivative liability activity for the years ended December 31, 2022 and 2021:

Derivative liability balance, December 31, 2019	$—
Issuance of derivative liability during the period	5,767,230
Fair value of beneficial conversion feature of debt converted	(2,038,392)
Change in derivative liability during the period	1,533,610
Derivative liability balance, December 31, 2020	5,262,448
Debt modification	13,777,480
Issuance of derivative liability during the period	1,480,439
Fair value of beneficial conversion feature of debt converted	(116,669)
Change in derivative liability during the period	1,339,117
Derivative liability balance, December 31, 2021	$10,192,485
Issuance of derivative liability during the period	325,915
Fair value of beneficial conversion feature of debt converted	(2,209,887)
Change in derivative liability during the period	(6,594,370)
Derivative liability balance, December 31, 2022	$1,714,143

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

 Note 14 - Stockholders’ Equity

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

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

During the year ended December 31, 2022, the Company had the following transactions in its common stock:

●	Of 5,500,000 Shares issued for cash of $231,866; and

●	Of 847,133,242 Shares issued for the conversion of convertible notes of $2,158,969 and accrued interest of $6,491; and

●	cancelled 240,000 for services rendered

●	Of 150,000,000 Shares issued to GBT Tokenize for certain joint venture agreement between Magic International Argentina FC, S.L. and the Company. The value of the shares of $1,500 was determined based on the FV of the Company’s common stock; and

●	Of 500,000,000 Shares issued to Metaverse for certain equity method investment. The value of the shares of $5,000 was determined based on the FV of the Company’s common stock; and

Series B Preferred Shares

The Series B Preferred Stock has a stated value of $100 per share and is convertible into the Company’s common stock at a conversion price of $30 per share representing 30 posts split common shares. Furthermore, the Series B Preferred Stock votes on an as converted basis and carries standard anti-dilution rights. These rights were subsequently removed, except in cases of stock dividends or splits.

As of December 31, 2022 and 2021, there were 45,000 Series B Preferred Shares outstanding.

Series C Preferred Shares

Each share of Series C Preferred Stock is convertible, at the option of GV, into such number of shares of common stock of the Company as determined by dividing the Stated Value (as defined below) by the Conversion Price (as defined below). The Conversion Price for each share is equal to a 50% discount to the average of the lowest three lowest closing bid prices of the Company’s common stock during the 10-day trading period prior to the conversion with a minimum conversion price of $0.02. The stated value is $11 per share (the “Stated Value”). The Series C Preferred Stock has no liquidation preference, does not pay dividends and the holder of Series C Preferred Stock shall be entitled to one vote for each share of common stock that the Series C Preferred Stock shall be convertible into. GV has contractually agreed to restrict its ability to convert the Series C Preferred Stock and receive shares of the Company’s common stock such that the number of shares of the Company’s common stock held by it and its affiliates after such conversion does not exceed 4.9% of the then issued and outstanding shares of the Company’s common stock.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

At December 31, 2022 and 2021, GV owns 700 Series C Preferred Shares.

The issuance of the Series C Preferred Stock was made in reliance upon exemptions from registration pursuant to Section 4(a)(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder. GV is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

As of December 31, 2022 and 2021, there were 700 Series C Preferred Shares outstanding.

Series D Preferred Shares

As of December 31, 2022 and 2021, there are 0 and 0 shares of Series D Preferred Shares outstanding, respectively.

Series G Preferred Shares

As of December 31, 2022 and 2021, there are 0 and 0 shares of Series G Preferred Shares outstanding, respectively.

Series H Preferred Shares

On June 17, 2019, the Company, AltCorp Trading LLC, a Costa Rica company and a wholly-owned subsidiary of the Company (“AltCorp”), GBT Technologies, S.A., a Costa Rica company (“GBT-CR”) and Pablo Gonzalez, a shareholder’s representative of GBT-CR (“Gonzalez”), entered into and closed an Exchange Agreement (the “GBT Exchange Agreement”) pursuant to which the parties exchanged certain securities. In accordance with the Exchange Agreement, AltCorp acquired 625,000 shares of GBT-CR representing 25% of its issued and outstanding shares of common stock from Gonzalez for the issuance of 20,000 shares of Series H Convertible Preferred Stock of the Company and a Convertible Note of $10,000,000 issued by the Company (the “Gopher Convertible Note”) as well as additional consideration. The Gopher Convertible Note bears interest of 6% and is payable at maturity on December 31, 2021. At the election of Gonzalez, the Gopher Convertible Note can be converted into a maximum of 20,000 shares of Series H Preferred Stock. Each share of Series H Preferred Stock is convertible, at the option of the holder but subject to the Company increasing its authorized shares of common stock, into such number of shares of common stock of the Company as determined by dividing the Stated Value ($500 per share) by the conversion price ($10 per share). The Series H Preferred Stock has no liquidation preference, does not pay dividends and the holder of Series H Preferred Stock shall be entitled to one vote for each share of common stock that the Series H Preferred Stock may be convertible into. On July 8, 2019, the Company entered a Consulting Agreement with Glen Eagles Glen Eagles Acquisition LP (“Glen”) as consultant to provide services in connection with the Company’s acquisition of 25% of GBT-CR. Consultant will provide analysis, interaction with related professional and other services as requested by the Company to integrate and expand capabilities between GBT-CR and the Company. (See Note 14 for further details.)

As of December 31, 2022 and 2021, there are 20,000 shares of Series H Preferred Shares outstanding.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

Warrants

The following is a summary of warrant activity.

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2021	392,870	$74.97	0.76	$—
Granted	—
Forfeited	—
Exercised	—
Outstanding, December 31, 2022	70,770	$205.07	0.30	$—
Exercisable, December 31, 2022	70,770	$205.07	0.30	$—

The exercise price for warrant outstanding and exercisable at December 31, 2022:

Outstanding	Exercisable
Number of	Exercise	Number of	Exercise
Warrants	Price	Warrants	Price
—	$25.00	—	$25.00
60,000	92.50	60,000	92.50
10,000	135.00	10,000	135.00
400	1,595.00	400	1,595.00
—	2,500.00	—	2,500.00
—	3,750.00	—	3,750.00
—	5,000.00	—	5,000.00
200	11,750.00	200	11,750.00
150	12,500.00	150	12,500.00
20	14,000.00	20	14,000.00
70,770		70,770

Equity Purchase Agreement and Registration Rights Agreement

On December 17, 2021 (the “Effective Date”), GBT Technologies Inc. (the “Company”) entered into an equity financing agreement (the “Equity Financing Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with GHS Investments LLC (“GHS”), pursuant to which GHS shall purchase from the Company, up to that number of shares of common stock of the Company (the “Shares”) for $10,000,000, subject to certain limitations and conditions set forth in the Equity Financing Agreement from time to time over the course of 24 months after an effective registration of the Shares with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement, is declared effective by the SEC (the “Contract Period”).

The Equity Financing Agreement grants the Company the right, from time to time at its sole discretion (subject to certain conditions) during the Contract Period, to direct GHS to purchase shares of Common Stock on any business day (a “Put”), provided that at least ten trading days has passed since the most recent Put. The purchase price of the shares of Common Stock contained in a Put will be 90% of the lowest daily volume weighted average price (VWAP) of the Company’s Common Stock during the ten consecutive trading days preceding the receipt by GHS of the applicable Put notice. Such sales of Common Stock by the Company, if any, may occur from time to time, at the Company’s option, during the Contract Period. Subject to the satisfaction of certain conditions set forth in the Equity Financing Agreement, on each Put the Company will deliver an number of Shares equaling 110% of the dollar amount of each Put. The maximum dollar amount of each Put will not exceed 200% of the average daily trading dollar volume for the Company’s Common Stock during the ten trading days preceding the Trading Day that GHS receives a Put. No Put will be made in an amount equaling less than $10,000 or greater than $500,000. Puts are further limited to GHS owning no more than 4.99% of the outstanding stock of the Company at any given time. The Equity Financing Agreement and the Registration Rights Agreement contain customary representations, obligations, rights, warranties, agreements and conditions of the parties. The Equity Financing Agreement terminates upon any of the following events: when GHS has purchased $10,000,000 in the Common Stock of the Company pursuant to the Equity Financing Agreement; on the date that is 24 calendar months from the date the Equity Financing Agreement was executed.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

Actual sales of shares of Common Stock to GHS under the Equity Financing Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Common Stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations.

For the year ended December 31, 2022, the Company did not receive any proceeds from the equity purchase agreement.

Note 15 - Income Taxes

At December 31, 2022 and 2021, the significant components of the deferred tax assets are summarized below:

	December 31,	December 31,
	2022	2021
Deferred income tax asset
Net operating loss carryforwards	$9,182,327	$8,945,238
Total deferred income tax asset	9,182,327	8,945,238
Less: valuation allowance	(9,182,327)	(8,945,238)
Total deferred income tax asset	$—	$—

The valuation allowance increased by $237,089 and $712,442 in 2022 and 2021, respectively, as a result of the Company generating additional net operating losses. The Company’s net operating loss carryforward of approximately $31,663,196 begin to expire in 2025.

No income tax expense reflected in the consolidated statements of income for the years 2022 and 2021.

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2022 and 2021 is as follows:

	2022		2021
	Amount	Percent	Amount	Percent
Federal statutory rates	$1,118,010	21.0%	$(7,125,391)	21.0%
State income taxes	425,908	8.0%	(2,714,435)	8.0%
Permanent differences	(1,784,116)	-33.5%	9,127,383	-26.9%
Valuation allowance against net deferred tax assets	237,089	4.5%	712,442	-2.1%
Effective rate	$—	—%	$—	—%

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

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its consolidated statements of operations. There were no interest or penalties accrued as of December 31, 2022 and 2021.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

Note 16 - Related Parties

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the party in making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences.

On August 1, 2021, the Company and Danny Rittman, Chief Technology Officer and a Director of the Company, agreed to amend his employment agreement pursuant to which he will receive salary of $5,000 per month.

On September 1, 2017, the Company entered into and closed an Asset Purchase Agreement with a third party, RWJ Advanced Marketing, LLC (“RWJ”), a Georgia corporation, pursuant to which the Company purchased certain assets from RWJ, including inventory, terminals, licenses and permits and intangible assets. At closing, the Company and Mr. Greg Bauer entered into an Employment Agreement pursuant to which Mr. Bauer was retained as Chief Executive Officer for a term of one year, subject to an automatic extension, unless terminated, for a base salary of $250,000 and a bonus of 10% of net profit generated by the assets acquired. Mr. Bauer was also appointed to the Board of Directors of the Company. As of the closing date, Mr. Murray resigned as Chief Executive Officer of the Company but will remain as a director of the Company. Mr. Bauer, since 2004 through present, has served as executive director with W.L. Petrey Wholesale, Inc. where he was in charge of the UGO/Preway operations. The Company is in litigations in connection with RWJ transaction – See Note 18– - Contingencies.

On January 1, 2019, the Company and Douglas Davis entered into an Amended and Restated Employment Agreement pursuant to which Mr. Davis was retained as Chief Executive Officer. Mr. Davis served as Interim Chief Executive Officer since July 2018 until his resignation on April 11, 2020. The term of Mr. Davis’ employment was for two years through January 1, 2021. Mr. Davis was entitled to an annual base salary of $250,000, which was to be increased to $400,000 upon the Company up-listing to a national exchange. Mr. Davis was also entitled to the issuance of Stock Options to acquire of 50,000 shares of common stock of the Company, exercisable for five years, subject to vesting. The options were to be earned and vested (i) with respect to 20,000 shares of common stock on the date hereof, (ii) 5,000 shares of common stock upon the successful dual list of the Company on an international exchange such as SIX Zurich Stock Exchange or Euronext, (iii) 15,000 shares of common stock upon the successful up listing to a national exchange such as the Nasdaq, NYSE Euronext, TSX, AMEX or other, and (iv) with respect to 5,000 shares of common stock at each of the six (6) month anniversaries (July 1, 2019 and January 1, 2020). The exercise price of such options shall be the closing price of the Company on the date prior to such event.

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

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

On March 6, 2020, the Company through Greenwich, entered into the Tokenize Agreement with Tokenize, which is owned by a Costa Rica Trust represented by Gonzalez. Gonzalez also represents Gonzalez Costa Rica Trust, which holds a note of $10,000,000 and is also a shareholder of the Company. Under the Tokenize Agreement, the parties formed GBT Tokenize. The purpose of GBT Tokenize is to develop Technology Portfolio, throughout the State of California. Upon generating any revenue from the Technology Portfolio, the Joint Venture will earn the first right of refusal for other territories. Tokenize shall contribute the services and resources for the development of the Technology Portfolio to GBT Tokenize. The Company contributed 100,000,000 GBT Shares to GBT Tokenize. Tokenize and the Company will each own 50% of GBT Tokenize. The Company pledged its 50% ownership in GBT Tokenize and its 100% ownership of Greenwich to Tokenize to secure its Technology Portfolio investment. The Company shall appoint two directors and Tokenize shall appoint one director of GBT Tokenize. In addition, GBT Tokenize and Gonzalez entered into a Consulting Agreement in which Gonzalez is engaged to provide services for $33,333.33 per month payable quarterly which may be paid in shares of common stock calculated by the amount owed divided by the Company’s 10-day VWAP. Gonzalez will provide services in connection with the development of the business as well as GBT Tokenize’s capital raising efforts. The term of the Consulting Agreement is two years. The closing of the Tokenize Agreement occurred on March 9, 2020. Via this Joint Venture the parties commenced development of a development of an intelligent human vital signs’ device, suggested named qTerm.

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

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

Yello Partners Inc.

As of December 31, 2022 and 2021, the Company has $505,000 and $385,000 owed to Yello Partners, Inc., a Company owned by the CEO.

Alpha Eda Note Payable – Related Party

On November 15, 2020, the Company issued a promissory note to Alpha Eda, LLC (“Alpha”), a related party, for $140,000. The note accrues interest at 10%, is unsecured and was due on September 30, 2021. On June 20, 2021 Alpha and the Company extended the note maturity to December 31, 2021. The balance of the note at December 31, 2022 and 2021 was $140,000 and $140,000 plus accrued interest of $32,633 and $16,333, respectively.

Stanley Hills LLC Convertible Note Payable – Related Party

The Company entered into a series of loan agreements with Stanley Hills LLC (“Stanley”) pursuant to which it received more than $1,000,000 in loans (the “Debt”) from May 2019 up to December 2019. On February 26, 2020, in order to induce Stanley to continue to provide funding, the Company and Stanley entered into a letter agreement providing that the current note payable balance due to Stanley of $1,214,900 may be converted into shares of common stock of the Company at a conversion price equal to 85% multiplied by the lowest one trading price for the common stock during the 20-trading day period ending on the latest complete trading day prior to the conversion date. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. Stanley had agreed to restrict its ability to convert the Debt and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. During the year ended December 31, 2021, Stanley converted $1,231,466 of its convertible note plus interest into 4,420,758 shares of the Company’s common stock, and during the year ended December 31, 2021, Stanley loaned the Company an additional $325,000. Also, during the year ended December 31, 2021, the Company transferred the SURG shares received as repayment of $800,000 of this convertible note (See Note 10) and converted $126,003 of accrued interest into the principal balance. During the year ended December 31, 2021, Gonzalez assigned all his accrued balances of $424,731 to Stanley in a private transaction that the Company is not part to (See Note 10). The balance of the Stanley convertible note payable at December 31, 2022 and December 31, 2021 was $116,605 and $116,605, respectively. The Stanley debt is secured via a pledge agreement on the SURG shares.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

Stanley Hills LLC Accounts Payable – Related Party

On March 8, 2020, SURG filed a lawsuit against its transfer agent, Vstock from transferring millions of SURG stock that is currently in possession by the Company and assigned to Stanley Hills, LLC. On January 1, 2021, SURG, AltCorp and Stanley Hills, LLC (“Stanley”) entered into a Mutual Release and Settlement Agreement (“Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, SURG agreed to amend the AltCorp Exchange Agreement where SURG acknowledged a debt of $3,300,000 (the “Debt”) to be paid in 33 monthly payments of $100,000 payable in shares of common stock of SURG at a per share price equal the volume weighted average price of Surg’s common stock during the 10 trading days immediately preceding the issuance. SURG paid $400,000 in cash and $800,000 by shares. The SURG common stock issued to Altcorp has been pledged since August 12, 2020 for the benefit of Stanley to secure Stanley’s note payable by the Company. Accordingly, the SURG Common Stock issued to AltCorp as a result of the Settlement Agreement were pledged to Stanley. As of December 31, 2021 there were no surge shares pledges after the final settlement signed on December 22, 2021 and that replaced all prior settlement agreement. The final settlement SURG agreed to make total payments of $4,200,000 to the Company on or prior to January 7, 2022. This $4.2 million amount consists of $450,000 paid by SURG in November and December 2021, $100,000 to be paid on or about January 4, 2022, and $3,650,000 to be paid on or prior to January 7, 2022 of which $375,000 will be held in escrow as described before. The $3,750,000 was recorded as other receivable as of December 31, 2021. As of December 31, 2022, the Company has recorded an outstanding payable balance to Stanley amounted $927,136 recorded under accrued expenses.

Consulting income for both the years ended December 31, 2022 and 2021 were $45,000 and $180,000. Consulting income are derived from providing IT consulting services to Stanley Hills, a related party.

Note 17 - Legal Proceedings

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business. There is currently no litigation that management believes will have a material impact on the financial position of the Company.

On or around January 30, 2019, RWJ Advanced Marketing, LLC, Greg Bauer, and Warren Jackson sued the Company and multiple third and related parties in Superior Court of the State of California - County of Los Angeles, General District in connection with the acquisition of UGO in September 2017. The case number is 19STCV03320 (the “Original Lawsuit”). The complaint in the Original Lawsuit alleges breach of contract, among other causes of action. The Company answered the complaint and filed a cross-complaint against the plaintiffs in the case and third parties on or around February 15, 2019. On or about September 10, 2020, the Company through its agent of service was “served” with a complaint (the Company contested service) that was recently filed against the Company and third parties by Robert Warren Jackson and Gregory Bauer in Los Angeles Superior Court Case No.: 20STCV32709 (“Second Lawsuit”). In the Original Lawsuit filed, the court rejected the plaintiff’s claims that they were filing a purported quasi-derivative lawsuit. As such, in this current litigation, the plaintiff is now again claiming the action is a derivative lawsuit. On October 13, 2020, the Second Lawsuit was removed by other defendants into Central District of California (CASE NO. 2:20−cv−09399−RGK−AGR). On February 2, 2021 the Central District of California dismissed the entire Second Lawsuit based on “demand futility”. In the Original lawsuit, the Company filed a cross complaint against the plaintiff and other third parties. Recently, the court has scheduled various hearings and a trial date set for December 27, 2021 which was later continued by the Court to September 28, 2022. It was the Company’s intention to dividend its holdings of its wholly owned subsidiary Ugopher services Corp. (“UGO”). As UGO is the main dispute in the litigations described above, the Company has elected to sell UGO to a third-party effective July 1, 2020. On September 17, 2020, the Company terminated Greg Bauer as consultant (resulting from the sale of UGO), which he confirmed in writing. On or about June 14, 2021 the Company stipulated with plaintiff that all third parties will be released and plaintiff may file a new first amendment complaint that will name only the Company. As such, all third parties other than prior transfer agent of the Company have been dismissed from this litigation.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

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

On December 3, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with Discover Growth Fund, LLC (the “Investor”) pursuant to which the Company issued a Senior Secured Redeemable Convertible Debenture (the “Debenture”) of $8,340,000. In connection with the issuance of the Debenture and pursuant to the terms of the SPA, the Company issued a Common Stock Purchase Warrant to acquire up to 225,000 shares of common stock for a term of three years (the “Warrant”) on a cash-only basis at an exercise price of $100 per share with respect to 50,000 Warrant Shares, $75 with respect to 75,000 Warrant Shares and $50 with respect to 100,000 Warrant Shares. The holder may not exercise any portion of the Warrants to the extent that the holder would own more than 4.99% of the Company’s outstanding common stock immediately after exercise. The outstanding principal amount may be converted at any time into shares of the Company’s common stock at a conversion price equal to 95% of the Market Price less $5 (the conversion price is lowered by 10% upon the occurrence of each Triggering Event – the current conversion price is 75% of the Market Price less $5.00). The Market Price is the average of the 5 lowest individual daily volume weighted average prices during the period the Debenture is outstanding. On May 28, 2019, the Investor delivered to the Company a “Notice of Default and Notice of Sale of Collateral” (the “Notice”). On December 23, 2019, in arbitration between the Company and the Investor, an Interim Award was entered in favor of the Investor. On January 31, 2020, the Company was informed that a final award was entered (the “Final Award”). The Final Award affirms that certain sections of the Debenture constitute unenforceable liquidated damages penalties and were stricken. Further, it was determined that the Investor was entitled to recovery of their attorney’s fees. Consequently, the arbitrator awarded Investor an award of $4,034,444 plus interest of 7.25% accrued from May 15, 2019 and costs of $55,613. On February 18, 2020, the Company filed a motion with the United States District Court District of Nevada (the “Nevada Court”) to confirm the Final Award and a motion to consolidate Investor’s application to confirm the Final Award filed in the U.S. District Court of the Virgin Islands (Case No: 3 :20-cv-00012-CVG-RM) (the “Virgin Island Court”). On February 27, 2020, the Nevada Court denied the Company’s motion to confirm the Final Award and motion to consolidate and further decided that the confirmation of the Final Award should be litigated in the Virgin Island Court. As such, on February 27, 2020, the Company filed a Notice of Entry of Order as well as a Motion to Confirm the Arbitration Award, address the outstanding issues regarding whether Investor’s rights are subordinated to other creditors and, thereafter, oversee a commercially reasonable foreclosure sale (Case No: 3 :20-cv-00012-CVG-RM). It was the Company’s position that the Final Award must first be confirmed and all questions regarding the rights of Investor relative to those of other creditors must be determined before any foreclosure sale can proceed. It is further the position of the Company that the previously disclosed foreclosure sale scheduled by Investor is being conducted in a commercially unreasonable manner and that if Discover proceeded forward with the foreclosure sale it did so at its own risk. Nevertheless, on February 28, 2020, Investor advised that it conducted a sale of the Company’s assets. As the date of this report Investor failed to present a deed of sale for the alleged sale that allegedly took place as noticed. The Company filed with Virgin Island Court the motions disputing the validity of the alleged sale. On July 28, 2020, Investor filed in the State of Nevada a motion for attorneys $48,844 and costs $716. The Company filed an answer on August 11, 2020. On October 16, 2020, Investor motion for attorneys $48,844 and costs $716 was denied. This case is still pending with the Federal court and the Court has not taken any substantive action in the matter as of the date of this report.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

In connection with SURG Exchange Agreement (see Note 5) - On November 4, 2020, Altcorp and Stanley filed an Ex Parte Motion in the District Court, Clark County, Nevada (Case No: A-20-823039-B, in Dep No: 43) to appoint receiver and issue a temporary restraining Order against SURG and its transfer agent for alleged defaults on prior exchange agreement. On December 4, 2020, the parties entered an interim agreement which set the material terms of the settlement. A final settlement was achieved per the interim agreement terms on January 1, 2021. On March 4, 2021 the Company filed a motion to enforce settlement agreements, as the Company alleged that SURG owes an additional $240,000 which is due and owing under the settlement agreements.

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

On or about July 9, 2021 the Company filed a lawsuit in District Court in Clack County Nevada – Department 19 (Case number A-21-837631-C) against Terry Taylor and TTSG Holdings, Inc for breach of contract, breach of covenant of Good Faith and Fair Dealing, Unjust Enrichment and declaratory relief for failure of providing consulting services per contract they entered. The Company is demanding the return of 240,000 shares issued, return of the $5,000 payments, recission of the consulting agreement, and attorney’s fees and costs. As Terry Taylor and TTSG Holdings failed to appear to a notice of deposition, the Company filed for a summary judgment. On January 20, 2023 the court issued a $708,821 writ of execution against Terry Taylor and TTSG

Gregory Mancuso and Rainer AG

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

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

Note 18 - Contingencies

GBT Technologies, S.A.

On September 14, 2018, the Company entered into an Exclusive Intellectual Property License and Royalty Agreement (the “GBT License Agreement”) with GBT-CR, a fully compliant and regulated crypto currency exchange platform that currently operates in Costa Rica as a decentralized crypto currency platform, pursuant to which, among other things, the Company granted to GBT-CR an exclusive, royalty-bearing right and license relating intellectual property relating to systems and methods of converting electronic transmissions into digital currency as reflected in that certain patent filed with the United Stated Patent and Trademark Office on or about June 14, 2018 (EFS ID: 32893586; Application Number: 16008069; Type: Utility under 35 USC 111(a); Confirmation Number: 6787)(collectively, the “Digital Currently Technology”). Pursuant to the GBT License Agreement, the Company granted GBT-CR an exclusive worldwide license to use the Digital Currency Technology to make, use, sell, lease or otherwise commercialize and dispose of products and devices utilizing the Digital Currently Technology. Under the terms of the GBT License Agreement, the Company is entitled to receive a royalty payment of 2% of gross revenue of each licensed product sold by GBT-CR during the period starting in which revenue is first generated using the licensed products and continuing for five years thereafter. Upon signing the GBT-CR License Agreement, GBT-CR paid the Company $300,000 which is nonrefundable. The Company recognized the $300,000 as revenue during the years ended December 31, 2018. Upon GBT-CR making available for sale (the “Commercial Event”) an ICO (Initial Coin Offering) (the “Coin”), GBT-CR will make a payment to the Company of $5,000,000. Further, upon the Commercial Event, GBT-CR will grant the Company the ability to acquire 30% of the Coin at a 30% discount of such offering price of the Coin. The GBT License Agreement commenced as of the signing date and, unless terminated in accordance with the termination provisions of the GBT License Agreement, shall remain in force until the expiration of the patent pertaining to the Digital Currency Technology; provided that the right to use trade secrets shall survive the expiration of the GBT License Agreement provided the Company has not terminated. Prior to the signing of the GBT License Agreement, GBT-CR advanced $200,000 to the Company, which the parties have agreed will be applied toward the $5,000,000 fee when it becomes due. On February 27, 2020 GBT Technologies, S.A., as successor in interest to Hermes Roll, LLC had notified the Company that it was in default on its Amended and Restated Territorial License Agreement (“ARTLA”) dated June 15, 2015 and that the ARTLA had been cancelled and rescinded.

Stock Loan Receivable

On January 8, 2019, the Company entered into a Stock Pledge Agreement with Latin American Exchange Latinex Casa de Cambio, S.A., a Costa Rica corporation (“Latinex”), to provide that Latinex may maintain its required regulatory capital as required by various regulators. The Company pledged 4,006 restricted shares of its common stock valued at $7,610,147 (based on the closing price on the grant date) for three years for an annual payment of $375,000 paid in quarterly installments of $93,750. In lieu of cash payment, Latinex may pay the Company in virtual currency of WISE Network S.A. valued at a 50% discount of its offering price of $10 per token. In the event that Latinex’s required capital has decreased below $5,000,000, Latinex is permitted to sell the pledged shares of common stock only in an amount to ensure that Latinex can satisfy the required capital levels. The Company must consent to such sale of the shares of common stock, which may not be unreasonably withheld. Upon expiration of the agreement, the remaining shares of common stock shall be returned to the Company free and clear of all liens. The Company recorded the value of these shares of common stock as a stock loan receivable which is presented as a contra-equity account in the accompanying consolidated balance sheets. At December 31, 2019, the Company wrote off the accrued interest income as Latinex did not perform any payment and the Company has no mean to enforce this payment. Latinex agreed in principle to return the pledged 4,006 restricted shares to the Company for cancellation. The 4,006 restricted shares have not yet been returned to the Company as of December 31, 2022.

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

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

Note 19 – Concentrations

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk for the years, consist principally of temporary cash investments. There have been no losses in these accounts through December 31, 2022 and 2021.

Liquidity risk

The Company has an accumulated deficit of $299,257,917 and has a working capital deficit of $18,522,046 as of December 31, 2022, which raises substantial doubt about its ability to continue as a going concern as the Company does not have sufficient funds to discharge its current liabilities.

Customers

Sales for both the years ended December 31, 2022 and 2021 were $1,152,555 and $0. The Consulting income from related party for both the years ended December 31, 2022 and 2021 was $45,000 and $180,000. Sales are derived from providing IT consulting services to a related party and sales from amazon and Ebay.

Note 20 - Subsequent Events

On January 24, 2023, the Company issued a convertible promissory note to Glen Eagles Acquisition LP in the principal amount of $512,500. The convertible promissory note bears interest of 10% and is payable at maturity on December 31, 2023.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

On March 1, 2023, the Company entered into a Securities Purchase Agreement, with 1800 Diagonal Lending LLC, an accredited investor (“DL”) pursuant to which the Company issued to DL a Promissory Note (the “DL Note”) of $59,408 with an original issue discount of $6,258 resulting in net proceeds of the Company of $53,150. The DL Note had a maturity date of June 1, 2024 and the Company had agreed to pay interest on the unpaid principal balance of the DL Note at the rate of 12.0% from the date on which the DL Note is issued. A one-time interest charge of 12% or $7,128 was applied on the issuance date of the DL Note to the principal amount owed under the DL Note. Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in ten payments of $6,653.60 resulting in a total payback to DL of $66,536. The first payment is due April 15, 2023 with nine subsequent payments each month thereafter. The Company shall have a five-day grace period with respect to each payment. The Company has right to accelerate payments or prepay in full at any time with no prepayment penalty. This DL Note shall not be secured by any collateral or any assets of the Company.

The outstanding principal amount of the DL Note may not be converted into the Company common shares except in the event of default. In the event of default on the DL Note, DL may convert the DL Note into shares of the Company’s common stock at a conversion price equal to 75% of the lowest trading price during the 10 day period immediately preceding the date of conversion. In addition, upon the occurrence and during the continuation of an event of default (as defined in the DL Note), the DL Note shall become immediately due and payable and the Company shall pay to DL, in full satisfaction of its obligations hereunder, additional amounts as set forth in the DL Note. In no event shall DL be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by DL and its affiliates would exceed 4.99% of the outstanding shares of the common stock of the Company.

On March 1, 2023, the Company entered into a Securities Purchase Agreement with DL pursuant to which the Company issued to DL a Convertible Promissory Note (the “DL Convertible Note”) of $62,680 for a purchase price of $52,150. The DL Convertible Note had a maturity date of June 1, 2024 and the Company had agreed to pay interest on the unpaid principal balance of the DL Convertible Note at the rate of 6.0% from the date on which the DL Convertible Note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the DL Convertible Note, provided it makes a payment including a prepayment to DL as set forth in the DL Convertible Note.

The outstanding principal amount of the DL Convertible Note may not be converted prior to the period beginning on the date that is 180 days following the date the DL Convertible Note is issued . Following the 180th day, DL may convert the DL Convertible Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price during the 20 day period preceding the date of conversion. In addition, upon the occurrence and during the continuation of an event of default (as defined in the DL Convertible Note), the DL Convertible Note shall become immediately due and payable and the Company shall pay to DL, in full satisfaction of its obligations hereunder, additional amounts as set forth in the DL Convertible Note. In no event shall DL be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by DL and its affiliates would exceed 4.99% of the outstanding shares of the common stock of the Company.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

On June 10, 2022, GBT Technologies, Inc. (the “Company”), entered into a Joint Venture and Territorial License Agreement (the “Metaverse Agreement”) with Ildar Gainulin and Maria Belova (collectively, the “Licensor”).

Under the Metaverse Agreement, the parties formed Metaverse Kit Corp., a Nevada corporation (“Metaverse Kit”). The purpose of Metaverse Kit was to develop, maintain and support source codes for its proprietary technologies and comprehensive platform that combines a core virtual reality platform and an extended set of real-world functions to provide a metaverse experience initially within the area of sports and then expanding into virtual worlds of entertainment, live events, gaming, communications and other cross over product opportunities (the “Meta Portfolio”). Under the Metaverse Agreement, Licensor agreed to provide Metaverse Kit with the licensed technology and expertise. In connection therewith, the parties entered an Asset Purchase Agreement (the “Metaverse APA”) concurrently with the Metaverse Agreement whereby Licensor sold Metaverse Kit all source codes pertaining to the Meta Portfolio. Further, Licensor provided an exclusive license to Metaverse Kit throughout the world for the invented product/service and the related platforms relating to the Meta Portfolio and to use the know how to develop, manufacture, sell, market and distribute the Meta Portfolio throughout the world. The Company was required to contribute 500,000,000 shares of common stock of the Company (“GBT Shares”) to Metaverse Kit. Licensor and the Company were to each own 50% of Metaverse Kit. The Company pledged its 50% ownership in Metaverse Kit to Igor 1 Corp. to secure a convertible note held by Igor 1 Corp. The Company was to appoint two directors and Licensor was allowed to appoint one director of Metaverse Kit.

In addition, Metaverse Kit, Licensor and Elentina Group, LLC (“Elentina”) entered into a Consulting Agreements in which IGBM and Elentina, each were engaged to provide services for $25,000 per month payable quarterly which Metaverse Kit has the option to pay in shares of common stock calculated by the amount owed divided by the Company’s 10-day VWAP. Licensor and Elentina were to provide services in connection with the development of the business as well as Metaverse Kit’s capital raising efforts. The term of the Consulting Agreement was two years.

The closing of the Metaverse Agreement occurred on June 13, 2022.

On March 14, 2023, the Company received a counter signed Settlement Agreement and Release by Licensor dated March 2, 2023 (“Settlement Agreement”). Pursuant to the Settlement Agreement, the parties agreed that Metaverse Agreement, the Metaverse APA and the Consulting Agreement are void and cancelled. Licensor agreed to pay $5,000 to the Company as settlement payment and surrender their shares in Metaverse Kit.

On February 1, 2023, the Company engaged AlKhatib Consulting Group to provide exclusive representation services in connect with managing market partners, effective on February 1, 2012 for 24 consecutive months.

On April 3, 2023, GBT Tokenize Corp. (“Seller”), a subsidiary that is owned 50% by GBT Technologies, Inc (“GBT”) entered into an Asset Purchase Agreement (“APA”) with Trend Innovation Holdings, Inc. ( “TREN”), in which GBT consented, pursuant to which Seller sold certain assets relating to proprietary system and method named Avant-Ai, which is a text-generation, deep learning self-training model (the “System”).

In consideration of acquiring the System, TREN is required to issue to the Seller 26,000,000 common shares of TREN (the “Shares”). The Shares will be restricted per Rule 144 as promulgated under the Securities Act of 1933, as amended (the “1933 Act”) and Seller agreed to a lock-up period of nine (9) months following closing (the “Lock Up Term”). In the event that TREN is unable to up-list to Nasdaq either through a business combination or otherwise prior to the expiration of the Lock Up Term, the Seller may request within three (3) business days of the expiration of the Lock-Up Term, that all transactions contemplated by the APA be unwound.

In addition, TREN, Seller and GBT entered into a license agreement regarding the System, granting the Seller and/or GBT a perpetual, irrevocable, non-exclusive, non-transferable license for using the System to be used in its own development, as in-house tool, where Seller or GBT may not sublicense its rights hereunder to any customer or client.