Form 10-K/A
period 2022-12-31
GBT Technologies Inc.
filed 2023-04-14
CIK 1471781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KA. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer or smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of April 14, 2023, 2,930,101,819 shares of common stock, $.00001 par value per share, of the registrant were outstanding.

Documents incorporated by reference: None

EXPLANATORY NOTE

GBT Technologies, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend missing prior year Auditor opinion as of December 31, 2021, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 12, 2023 (the “Original 10-K”), as well as to amend its current Auditor PCAOB number.

Pursuant to the rules of the SEC, Part IV, Item 15 of the original Form 10-K has been amended to include currently-dated certifications from our Chief Executive Officer, who serves as our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Chief Executive Officer are included in this Form 10-K/A as Exhibits 31.1 and 32.1.

Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the Original 10-K, and we have not updated disclosures included therein to reflect any subsequent developments or events. This Amendment should be read in conjunction with the Original 10-K and with our other filings made with the SEC subsequent to the filing of the Original 10-K.

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

Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under ‘Risk Factors’ in Part I, Item 1A of this Annual Report on Form 10-K/A. The below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should consider carefully the risks and uncertainties described under ‘Risk Factors’ in Part I, Item 1A of this Annual Report on Form 10-K/A as part of your evaluation of an investment in our securities.

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

MetAlert (prior name – GTX Corp)

On April 12, 2022, GBT Tokenize Corp (“GBT Tokenize”), a Nevada corporation which the Company owns 50% of the outstanding shares of common stock, entered into a series of agreements with GTX Corp (“GTX”) and various note holders of GTX pursuant to which Tokenize acquire convertible promissory notes of GTX of $100,000 (the “GTX Notes”). In addition, GBT Tokenize acquired 76,923 (GBT acquired 5,000,000 in the original deal, where GTX to perform a corporate action of 1:65 reverse split on September 20, 2022) shares of common stock of GTX for $150,000 – in total FV of $12,538 as of December 31, 2022 based on level 1 stock price in OTC markets.

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

Prepaid services – completely disposed of in 2020 – and Final Litigation Settlement in 2022

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

Forward-Looking Statements

This Annual Report on Form 10-K/A contains forward looking statements, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth; and (iii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

In some cases, you can identify forward-looking statements by terminology such as “may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential,’’ or ‘‘continue’’ or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this Report.

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

GBT TECHNOLOGIES INC.

Dated: April 14, 2023	By:	/s/ Mansour Khatib
	Name:	Mansour Khatib
	Title:	Chief Executive and Financial Officer (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Mansour Khatib	Chief Executive & financial Officer & Director	April 14, 2023
Mansour Khatib	(Principal Executive, Financial and Accounting Officer)

/s/ Dr. Danny Rittman	Chief Technology Officer and Director	April 14, 2023
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

April 14, 2023

Served as Auditor since 2022

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