Form 10-Q
period 2023-03-31
GBT Technologies Inc.
filed 2023-05-22
CIK 1471781

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.00001 par value	4,577,753,886 Common Shares
(Class)	(Outstanding at May 22, 2023)

GBT TECHNOLOGIES INC.

Item 1: Condensed consolidated financial statements

GBT TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31,	December 31,
	2023	2022
Current Assets:
Cash	$59,067	$106,639
Accounts Receivable	40,651	25,244
Inventory	7,567	11,569
Prepaid	72,222	12,500
Note Receivable	193,788	198,475
Investment	7,652	16,198
Other current asset	556	—
Total current assets	381,503	370,625

Total assets	$381,503	$370,625
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$5,376,935	$6,240,634
Accrued settlement	4,090,057	4,090,057
Unearned revenue	—	48,921
Contract liabilities	38,944	41,444
Convertible notes payable, current	6,114,140	6,397,727
Convertible notes payable, related party	750,000	116,605
Notes payable, current,	—	41,137
Notes payable, current, related party	140,000	140,000
Due to related party	61,809	62,003
Derivative liability	6,524,972	1,714,143
Total current liabilities	23,096,857	18,892,671
Convertible note payable, noncurrent,	516,606	—
Convertible notes payable,noncurrent, related party	75,000	—
Note payable, noncurrent,	353,891	308,863
Total liabilities	24,042,354	19,201,534
Contingencies (Note 18)	—	—
Stockholders’ Deficit:
Series B Preferred stock, $0.00001 par value;
45,000 and 45,000 shares issued respectively	—	—
Series C Preferred stock, $0.00001 par value;
700 and 700 shares issued and outstanding respectively	—	—
Series D Preferred stock, $0.00001 par value;
0 and 0 shares issued and outstanding respectively	—	—
Series G Preferred stock, $0.00001 par value;
0 and 0 shares issued and outstanding respectively	—	—
Series H Preferred stock, $0.00001 par value ($500 stated value); 40,000 shares authorized;
20,000 and 20,000 shares issued and outstanding respectively	—	—

Common stock, $0.00001 par value; 10,000,000,000 shares authorized; 2,930,101,819 and 1,535,593,440 shares issued and outstanding respectively	29,301	15,356
Treasury stock, at cost; 21 shares,	(643,059)	(643,059)
Stock loan receivable	(7,610,147)	(7,610,147)
Additional paid in capital	289,450,684	288,664,858
Accumulated deficit	(304,887,630)	(299,257,917)
Total stockholders’ deficit	(23,660,851)	(18,830,909)
Total liabilities and stockholders’ deficit	$381,503	$370,625

GBT TECHNOLOGIES INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For The Three Months ended March 31,
	2023	2022
Sales	$217,785	$224,970
Consulting Income – Related Party	—	45,000
Total sales	217,785	269,970
Cost of Goods Sold	176,091	208,987
Gross Profit	41,694	60,983
Operating expenses:
General and administrative	149,401	129,383
Marketing	54,898	341,132
Professional	293,930	535,887
Total operating expenses	498,229	1,006,402
Loss from operations	(456,535)	(945,419)
Other income (expense):
Amortization of debt discount	(147,628)	(68,485)
Change in fair value of derivative liability	(3,924,247)	5,239,579
Interest expense and financing costs	(1,595,650)	(235,493)
Other Expense	(6,031)	—
Gain on debt extinguishment	315,297	—
Change in fair value of marketable securities	(8,547)	(65,000)
Other income	193,628	1,057
Total other income (expense)	(5,173,178)	4,871,658
Profit (Loss) before income taxes	(5,629,713)	3,926,239
Income tax expense	—	—
Profit (Loss) from continuing operations	(5,629,713)	3,926,239
Net Income (Loss)	$(5,629,713)	$3,926,239
Weighted average common shares outstanding:
Basic	2,381,753,489	33,387,530
Diluted	25,705,601,964	84,767,611
Net Income (Loss) per share (basic and diluted):
Basic	$(0.00)	$0.12
Diluted	(0.00)	0.05

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(unaudited)

					Stock	Additional		Stockholders’
	Common Stock		Treasury Stock		Loan	Paid-in	Accumulated	Equity/
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	(Deficit)
Balance, December 31, 2022	1,535,593,440	$15,356	$1,040	$(643,059)	$(7,610,147)	$288,664,858	$(299,257,917)	$(18,830,909)

Common stock issued for conversion of convertible debt and accrued interest	1,294,808,379	12,945	—	—	—	390,603	—	403,548
Fair value of beneficial conversion feature of converted	—	—	—	—	—	316,223	—	316,223
Common stock issued for Service	100,000,000	1,000	—	—	—	79,000	—	80,000
Net loss	—	—	—	—	—	—	(5,629,713)	(5,629,713)

Balance, March 31, 2023	2,930,101,819	$29,301	$1,040	$(643,059)	$(7,610,147)	$289,450,684	$(304,887,630)	$(23,660,851)

GBT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(unaudited)

								Total
					Stock	Additional		Stockholders’
	Common Stock		Treasury Stock		Loan	Paid-in	Accumulated	Equity/
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	(Deficit)
Balance, December 31, 2021	33,200,198	$332	$1,040	$(643,059)	$(7,610,147)	$284,072,666	$(304,581,773)	$(28,761,981)

Common stock issued for conversion of convertible debt and accrued interest	369,198	4	—	—	—	34,996	—	35,000
Fair value of beneficial conversion feature of converted	—	—	—	—	—	49,504	—	49,504
Common stock issued for cash	463,303	4	—	—	—	68,304	—	68,308
Net loss	—	—	—	—	—	—	3,926,239	3,926,239

Balance, March 31, 2022	34,032,699	$340	$1,040	$(643,059)	$(7,610,147)	$284,225,470	$(300,655,534)	$(24,682,930)

GBT TECHNOLOGIES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,

	2023	2022
Cash Flows From Operating Activities:
Net income (loss)	$(5,629,713)	$3,926,239
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of debt discount	147,628	68,486
Change in derivative liability	3,924,246	(5,239,579)
Excess of debt discount and financing costs	1,376,302	—
Shares issued for services	80,000	—
Change in fair value of Marketable securities	8,546	65,000
Gain on debt extinguishment	(315,297)	—

Changes in operating assets and liabilities:
Accounts receivable	(15,407)	(82,964)
Other receivable	4,687	3,750,000
Cash held in trust	—	58,002
Prepaid	(59,722)	—
Other Asset	(556)
Inventory	4,002	(29,367
Unearned revenue	(48,921)	(225)
Contract liabilities	(2,500)	(1,056)
Accounts payable and accrued expenses	414,070	(2,270,304)
Net cash provided by (used in) operating activities	(112,635)	244,232

Cash Flows From Investing Activities:
Cash paid for investment to TGHI	—	(125,000)
Net cash used in investing activities	—	(125,000)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes	104,300	—
Proceeds from sales of common stock	—	68,306
Repayment to related party	(302,700)	(182,618)
Repayment of Convertible note	(39,043)	—
Proceeds from related party	302,506	336,734
Net cash provided by financing activities	65,063	222,422
Net change in cash and restricted cash	(47,572)	341,654
Cash and restricted cash, beginning of period	106,639	155,106
Cash and restricted cash, end of period	$59,067	$496,760
Components of cash and restricted cash:
Cash	$(59,067)	$113,616
Restricted cash	—	383,144
Total cash and restricted cash	$(59,067)	$496,760
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—
Supplemental non-cash investing and financing activities
Debt discount related to convertible debt	$104,301	$—
Reduction in derivative liability due to conversion	$316,223	$49,504
Shares issued for conversion of convertible debt	$403,548	$35,000

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022 (Unaudited)

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

The unaudited condensed financial statements (“CFS”) are prepared by the Company, pursuant to the rules and regulations of the SEC. The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented.

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

Note 2 – Going Concern

The accompanying CFS have been prepared assuming the Company will continue as a going concern. The Company has an accumulated deficit of $304,887,630 and has a working capital deficit of $22,715,354 as of March 31, 2023, which raises substantial doubt about its ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through some private placement offerings of debt and equity securities. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. These CFS do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly-liquid debt instruments with original maturities of three months or less. As of March 31, 2023 and December 31, 2022, the Company did not have any cash equivalents.

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

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its FV and is then re-valued at each reporting date, with changes in the FV reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of March 31, 2023 and December 31, 2022, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

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

At March 31, 2023 and December 31, 2022, the Company identified the following liabilities that are required to be presented on the balance sheet at FV:

Description	Fair Value As of March 31, 2023	Fair Value Measurements at March 31, 2023 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$6,524,972	$—	$6,524,972	$—

Description	Fair Value As of December 31, 2022	Fair Value Measurements at December 31, 2022 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$1,714,143	$—	$1,714,143	$—

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

Unearned revenue

Unearned revenue represents the net amount received for the purchase of products that have not seen shipped to the Company’s customers. The Company has $0 and $48,921 of unearned revenue at March 31, 2023 and December 31, 2022, respectively.

Contract liabilities

On February 22, 2022, the Company entered into an Intellectual Property License and Royalty Agreement with Touchpoint Group Holdings, Inc. (“Touchpoint” or “TGHI”) pursuant to which the Company granted TGHI a worldwide license for its technologies for five years in the domains of Internet of Things (IoT) and Artificial Intelligence enabled mobile technologies pertaining to the Company’s digital currency technology (the “Technology”). GBT will charge TGHI royalties based on actual uses by TGHI of the Technology resulting from revenue attributable to the use, performance or other exploitation of the Technology, to the extent applicable, after deducting any taxes that the Company may be required to collect, and deducting any international sales, goods and services, value added taxes or similar taxes which the Company is required to pay, if any, excluding deductions for taxes on the Company net income. TGHI agreed to issue the Company 10,000,000 shares of common stock of TGHI in the FV of $50,000 as a onetime fee for the Company entering this Intellectual Property License and Royalty Agreement, which was booked contract liabilities and amortized over the  five-year term. The Company has yet to earn any royalty income in relation to this agreement as of March 31, 2023. The contract liabilities as of March 31, 2023 and December 31, 2022 was $38,944 and $41,444, respectively.

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

On March 31, 2022, the parties entered into Amendment No. 2 to the RSA, where Mahaser agreed to pay the Company 100% per year for all revenue generated by and received by seller from the sales by Amazon within the United States of America as follows from March 1, 2022 through December 31, 2022. The Company will be responsible for 100% of the cost of goods sold as well. In addition, the Company is entitled to earn 100% revenues and cost of goods sold of the period from February 1, 2022 to February 28, 2022. On January 1, 2023 the company extended their partnership to December 31, 2023.

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

The following table summarizes the carrying amount of the assets and liabilities of Mahaser included in the Company’s consolidated balance sheets at March 31, 2023 and as December 31, 2022 (after elimination of intercompany transactions and balances):

Assets of consolidated variable interest entity (“VIE”) included in the consolidated balance sheets as of March 31, 2023 (after elimination of intercompany transactions and balances) consist of:
Current assets:
Cash and equivalents	$56,807
Accounts Receivable	40,651
Inventory	7,567
Other current asset	556
Total current assets	$105,581

Liabilities of consolidated VIE included in the consolidated balance sheets above (after elimination of intercompany transactions and balances) consist of:
Current liabilities
Total current liabilities	$143,700

Statements of operations of consolidated VIE included in the consolidated statements of operations above (after elimination of intercompany transactions and balances) consist of:
Statements of operations
Sales	$217,785
Cost of goods sold	176,091
Gross profit	41,694
General and administrative expenses	32,096
Net Income	$9,598

Assets of consolidated variable interest entity (“VIE”) included in the consolidated balance sheets as of December 31, 2022 (after elimination of intercompany transactions and balances) consist of:
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

	March 31,	December 31,
	2023	2022
Series B preferred stock	45,000	45,000
Series C preferred stock	700	700
Series H preferred stock	20,000	20,000
Warrants	70,770	70,770
Convertible notes	23,322,777,667	3,949,223,831
Total	23,322,914,137	3,949,360,301

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of March 31, 2023, through the date which the CFS are issued. Based upon the review, other than described in Note 20 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the CFS.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of a SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company adopted this ASU on the CFS in the year ended December 31, 2021. The adoption had no material impact on the CFS for the period ended March 31, 2023.

On April 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” (“ASU 2021-04”) to clarify the accounting by issuers for modifications or exchanges of equity-classified warrants. The new ASU is available here and effective for all entities in fiscal years starting after December 15, 2021. Early adoption is permitted. The Company adopted this ASU on the CFS in the year ended December 31, 2021. The adoption had no material impact on the CFS for the period ended March 31, 2023.

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

Note 4 – Marketable Securities

TGHI Agreement

On January 28, 2022, the Company entered into a Stock Purchase Agreement with Marko Radisic (the “Seller”) and Touchpoint Group Holdings, Inc. (“TGHI”) pursuant to which the Company acquired 10,000 shares of Series A Convertible Preferred Stock (the “Touchpoint Preferred”) from the Seller for $125,000. The Touchpoint Preferred is convertible into 10,000,000 shares of common stock of Touchpoint. On February 22, 2022, the Company entered into an Intellectual Property License and Royalty Agreement with TGHI pursuant to which the Company granted TGHI a worldwide license for its technologies for five years in the domains of Internet of Things (IoT) and Artificial Intelligence enabled mobile technologies pertaining to the Company’s digital currency technology (the “Technology”). GBT will charge TGHI earned royalties based on actual uses by TGHI of the Technology resulting from revenue attributable to the use, performance or other exploitation of the Technology, to the extent applicable, after deducting any taxes that the Company may be required to collect, and deducting any international sales, goods and services, value added taxes or similar taxes which the Company is required to pay, if any, excluding deductions for taxes on the Company net income. TGHI agreed to issue the Company 10,000,000 shares of common stock of TGHI in the FV of $50,000 as a one-time fee for the Company entering this Intellectual Property License and Royalty Agreement, which was booked contract liabilities and amortized over the five-year term. The Company has yet to earn any royalty income under this agreement as of March 31, 2023.

TGHI converted the Touchpoint Preferred into 10,000,000 shares of common stock of Touchpoint on February 23, 2022 resulting in the Company owning 20,000,000 shares of common stock of Touchpoint in total FV of $2,000 as of March 31, 2023 based on level 1 stock price in OTC markets.

MetAlert -prior name GTX Corp

On April 12, 2022, GBT Tokenize Corp (“GBT Tokenize”), a Nevada corporation which the Company owns 50% of the outstanding shares of common stock, entered into a series of agreements with GTX Corp (“GTX”) and various note holders of GTX pursuant to which Tokenize acquired a convertible promissory note of GTX of $100,000 (the “GTX Notes”). In addition, GBT Tokenize acquired 76,923 (GBT acquired 5,000,000 in the original deal, where GTX to perform a corporate action of 1:65 reverse split on September 20, 2022) shares of common stock of GTX for $150,000 - in total FV of $3,992 as of March 31, 2023 based on level 1 stock price in OTC markets.

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

On or about January 31, 2023 GTB Tokenize Corp the Company’s 50% owned subsidiary, assigned $7,500 from the GTX Notes to Stanley Hills, LLC, which in turn converted said $7,500 plus interest into 812,671 GTX shares. Stanley Hills, LLC credit GBT Tokenize for $146,037 for the transaction, reducing its credit outstanding balances with the Company and GBT Tokenize Corp.

As of March 31, 2023 the notes had an outstanding balance of $ $182,500 and accrued interest of $ $11,288. As of December 31, 2022, the notes had an outstanding balance of $190,000 and accrued interest of $8,475.

As of March, 31, 2023 and December 31, 2022, the marketable security had a FV of $3,992 and $12,538, respectively.

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

On March 8, 2020, SURG filed a lawsuit against its transfer agent from transferring millions of SURG stock that is currently in possession by the Company and assigned to Stanley Hills, LLC. On January 1, 2021, SURG, AltCorp and Stanley Hills, LLC (“Stanley”) entered into a Mutual Release and Settlement Agreement (“Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, SURG agreed to amend the AltCorp Exchange Agreement where SURG acknowledged a debt of $3,300,000 (the “Debt”) to be paid in 33 monthly payments of $100,000 payable in shares of common stock of SURG at a per share price equal the volume weighted average price of Surg’s common stock during the 10 trading days immediately preceding the issuance. SURG paid $400,000 in cash and $800,000 by shares. The SURG common stock issued to Altcorp have been pledged since August 12, 2020 for the benefit of Stanley to secure Stanley’s note payable by the Company. Accordingly, the SURG Common Stock issued to AltCorp as a result of the Settlement Agreement were pledged to Stanley. As of December 31, 2021 there were no surge shares pledges after the final settlement signed on December 22, 2021 and that replaced all prior settlement agreement. The final settlement SURG agreed to make total payments of $4,200,000 to the Company’s trust account on or prior to January 7, 2022. This $4.2 million amount consists of $450,000 paid by SURG in November and December 2021, $100,000 to be paid on or about January 4, 2022, and $3,650,000 to be paid on or prior to January 7, 2022 of which $375,000 will be held in escrow as described before. The $3,750,000 was recorded as other receivable as of December 31, 2021. As of December 31, 2021, the Company recorded an outstanding payable to Stanley amounted $1,862,928 recorded under accrued expenses.

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

The Final Settlement Agreement replaces all prior agreements between the parties. In addition, within three (3) trading days of the last payment of $4.2 million payment to Stanley being made, the parties shall make filings with the state District Court in Clark County, Nevada to dismiss both lawsuits, including, regarding the lawsuit filed by AltCorp Trading, LLC, the dismissal of the lawsuit as to VStock Transfer, LLC. The parties agreed to a full mutual release of any disputes or claims between the parties.

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

As of March 31, 2023 and as of December, 31 2022 there is no balances with regard to this transactions.

Note 6 - Stock Loan Receivable

On January 8, 2019, the Company entered into a Stock Pledge Agreement with Latin American Exchange Latinex Casa de Cambio, S.A., a Costa Rica corporation (“Latinex”), to provide that Latinex may maintain its required regulatory capital as required by various regulators. The Company has pledged 4,006 restricted shares of its common stock valued at $7,610,147 (based on the closing price on the grant date) for a term of three years for an annual payment of $375,000 paid in quarterly installments of $93,750. In lieu of cash payment, Latinex may pay the Company in virtual currency of WISE Network S.A. valued at a 50% discount of its offering price of $10 per token. In the event that Latinex’s required capital has decreased below $5,000,000, Latinex is permitted to sell the pledged shares of common stock only in an amount to ensure that Latinex can satisfy the required capital levels. The Company must consent to such sale of the shares of common stock, which may not be unreasonably withheld. Upon expiration of the agreement, the remaining shares of common stock shall be returned to the Company free and clear of all liens. The Company has recorded the value of these shares of common stock as a stock loan receivable which is presented as a contra-equity account in the accompanying consolidated balance sheets. At December 31, 2019, the Company wrote off the accrued interest income as Latinex did not perform any payment and the Company has no mean to enforce this payment. Latinex agreed in principle to return the pledged 4,006 restricted shares to the Company for cancellation. The 4,006 restricted shares have not yet been returned to the Company as of March 31, 2023.

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

Although the investment was impaired, the product development is still ongoing. The carrying amount of this investment at March 31, 2023 and December 31, 2022, was $0 and $0, respectively.

Note 8 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at March 31, 2023 and at December 31, 2022 consist of the following:

	2023	2022
Accounts payable	$1,619,318	$1,530,762
Accrued liabilities	367,687	1,513,261
Accrued interest	3,389,930	3,196,611
Other	—	—
Total	$5,376,935	$6,240,634

Note 9 – Unearned Revenue

Unearned revenue represents the net amount received for the purchase of products that have not seen shipped to the Company’s customers. In 2018, the Company ran pre-sales efforts for its pet tracker product and received prepayments for its product. The Company has $0 and $48,921 of unearned revenue at March 31, 2023 and December 31, 2022, respectively.

Note 10 – Convertible Notes Payable, Non-related Partied and Related Party

Convertible notes payable – non related parties at March 31, 2023 and at December 31, 2022 consist of the following:

	March 31,	December 31,
	2023	2022
Convertible note payable to GBT Technologies S.A	$6,125,456	$6,395,531
Convertible notes payable to 1800	100,794	191,275
Convertible notes payable to Glen	512,500	—
Total convertible notes payable, non related parties	6,738,750	6,586,788
Unamortized debt discount	(108,004)	(189,060)
Convertible notes payable – non related parties	6,630,746	6,397,727
Less current portion	(6,114,140)	(6,397,727)
Convertible notes payable – non related parties, long-term portion	$516,606	$—

$10,000,000 for GBT Technologies S. A. acquisition

In accordance with the acquisition of GBT-CR the Company issued a convertible note in the principal amount of $10,000,000. The convertible note bears interest of 6% and is payable at maturity on December 31, 2021. At the election of the holder, the convertible note can be converted into a maximum of 20,000 shares of Series H Preferred Stock. Each share of Series H Preferred Stock is convertible, at the option of the holder but subject to the Company increasing its authorized shares of common stock, into such number of shares of common stock of the Company as determined by dividing the Stated Value ($500 per share) by the conversion price ($500 per share). This convertible note may convert into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day look back immediately preceding the date of conversion and therefore recorded as derivative liability (see note 13).

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

During the period ended March 31, 2023, IGOR 1 converted $232,575 of the convertible note into 733,235,294 shares of the Company’s common stock.

As of March, 31, 2023, the note had an outstanding balance of $ $6,125,456 and accrued interest of $ $2,119,245.

Paid Off Notes/Converted Notes

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

During the period ended March 31, 2023, the entire balance of convertible note of $114,100 plus accrued interest of $7,335 was converted into 367,004,026 shares of common stock.

Outstanding Notes

Glen Eagle

The Company entered into a series of loan arrangements with Glen Eagles Acquisition LP pursuant to which it received $512,500 in loans (the “Debt”) from August 2021 up to September 2022. The original funded amount of $457,500 included convertible feature into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price during the 20-day period preceding the date of conversion.

In order to include a convertible feature for the $55,000 which was not covered by convertible feature, on January 24, 2023, the Company issued a consolidated convertible promissory note to Glen Eagles Acquisition LP in the principal amount of $512,500, which include all prior convertible notes with addition of the $55,000 straight note. The convertible promissory note bears interest of 10% and is payable at maturity on December 31, 2023. Glen Eagles Acquisition LP may convert the consolidated convertible Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price during the 20-day period preceding the date of conversion. The Company recorded a loss on debt extinguishment of $92,737 at the issuance date.

As of March 31, 2022, the consolidated convertible note had an outstanding balance of $512,500 and an interest of $9,267.

Sixth Street Lending LLC – named changed - 1800 Diagonal Lending LLC

Convertible Note - On September 13, 2022, the Company entered into a Securities Purchase Agreement (dated September 9, 2022) with 1800 Diagonal Lending LLC, an accredited investor (“DL”) pursuant to which the Company issued to DL a Promissory Note (the “DL Note”) of $116,200 with an original issue discount of $12,450 resulting in net proceeds of the Company of $103,750. The DL Note had a maturity date of September 9, 2023 and the Company had agreed to pay interest on the unpaid principal balance of the DL Note at the rate of 12.0% from the date on which the DL Note is issued (the “Issue Date”). A one-time interest charge of 12% or $13,944 was applied on the Issue Date to the principal amount owed under the DL Note. Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in ten payments of $13,014.40 resulting in a total payback to DL of $130,144. The first payment is due October 30, 2022 with nine subsequent payments each month thereafter. The Company shall have a five-day grace period with respect to each payment. The Company has right to accelerate payments or prepay in full at any time with no prepayment penalty. This DL Note shall not be secured by any collateral or any assets of the Company. The outstanding principal amount of the DL Note may not be converted into the Company common shares except in the event of default. In the event of default on the DL Note, DL may convert the DL Note into shares of the Company’s common stock at a conversion price equal to 75% of the lowest trading price with a 10-day look back immediately preceding the date of conversion. In addition, upon the occurrence and during the continuation of an event of default (as defined in the DL Note), the DL Note shall become immediately due and payable and the Company shall pay to DL, in full satisfaction of its obligations hereunder, additional amounts as set forth in the DL Note. In no event shall DL be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by DL and its affiliates would exceed 4.99% of the outstanding shares of the common stock of the Company.

During the period ended March 31, 2023, the company paid back $39,043 to 1800 Diagonal lending.

As of March 31, 2023, the note had an outstanding balance of $ $38,114 and an interest of $13,944.

Straight Note – with Convertible Feature - On March 1, 2023, the Company entered into a Securities Purchase Agreement, with 1800 Diagonal Lending LLC, an accredited investor (“DL”) pursuant to which the Company issued to DL a Promissory Note (the “DL Note”) of $59,408 with an original issue discount of $6,258 resulting in net proceeds of the Company of $53,150. The DL Note had a maturity date of June 1, 2024 and the Company had agreed to pay interest on the unpaid principal balance of the DL Note at the rate of 12.0% from the date on which the DL Note is issued. A one-time interest charge of 12% or $7,128 was applied on the issuance date of the DL Note to the principal amount owed under the DL Note. Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in ten payments of $6,654 resulting in a total payback to DL of $66,536. The first payment is due April 15, 2023 with nine subsequent payments each month thereafter. The Company shall have a five-day grace period with respect to each payment. The Company has right to accelerate payments or prepay in full at any time with no prepayment penalty. This DL Note shall not be secured by any collateral or any assets of the Company.

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

As of March 31, 2022, the note had an outstanding balance of $59,408 and an interest of $7,129.

Convertible Note - On March 1, 2023, the Company entered into a Securities Purchase Agreement with DL pursuant to which the Company issued to DL a Convertible Promissory Note (the “DL Convertible Note”) of $62,680 for a purchase price of $52,150. The DL Convertible Note had a maturity date of June 1, 2024 and the Company had agreed to pay interest on the unpaid principal balance of the DL Convertible Note at the rate of 6.0% from the date on which the DL Convertible Note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the DL Convertible Note, provided it makes a payment including a prepayment to DL as set forth in the DL Convertible Note.

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

As of March 31, 2022, the note had an outstanding balance of $62,680 and an interest of $309.

Convertible notes payable – related parties at March 31, 2023 and December 31, 2022 consist of the following:

	December 31,	December 31,
	2023	2022
Convertible note payable to Stanley Hills	825,000	116,605
Unamortized debt discount	—	—
Convertible notes payable, net, related party	825,000	116,605
Less current portion	(75,000)	(116,605)
Convertible notes payable, net, related party, long-term portion	$750,000	$—

Stanley Hills LLC

The Company entered into a series of loan agreements with Stanley Hills LLC (“Stanley”) pursuant to which it received more than $1,000,000 in loans (the “Debt”) from May 2019 up to December 2019. On February 26, 2020, in order to induce Stanley to continue to provide funding, the Company and Stanley entered into a letter agreement providing that the current note payable balance due to Stanley of $1,214,900 may be converted into shares of common stock of the Company at a conversion price equal to 85% multiplied by the lowest one trading price for the common stock during the 20-trading day period ending on the latest complete trading day prior to the conversion date. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. Stanley had agreed to restrict its ability to convert the Debt and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. During the year ended December 31, 2021, Stanley converted $1,231,466 of its convertible note plus interest into 4,420,758 shares of the Company’s common stock, and during the year ended December 31, 2021, Stanley loaned the Company an additional $325,000. Also, during the year ended December 31, 2021, the Company transferred the SURG shares received as repayment of $800,000 of this convertible note (See Note 10) and also converted $126,003 of accrued interest into the principal balance. During the year ended December 31, 2021, Gonzalez assigned all his accrued balances of $424,731 to Stanley in a private transaction that the Company is not part to (See Note 10). On January 2, 2023, the Company issued a convertible promissory note to Stanley for its credit balances in the principal amount of $750,000. The convertible promissory note bears interest of 10% and is payable at maturity on June 30, 2024. Stanley may convert the consolidated convertible Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price during the 20-day period preceding the date of conversion. The Company recorded a gain on debt extinguishment of $408,034 at the issuance date.

As of March 31, 2023 and December 31, 2022 the principal balance of Stanley debt is $825,000 and 116,605 respectively. The unpaid interest of the Stanley debt at March 31, 2023 and 2022 was $14,131 and $11,247, respectively. The Stanley debt is secured via a pledge agreement on the SURG shares.

Discounts on convertible notes

The Company recognized interest expense of $1,595,650 and $235,493 during the three months ended March 31, 2023 and 2022, respectively, related to the amortization of the debt discount on convertible notes. The unamortized debt discount at March 31, 2023 and at December 31, 2022 was $163,520 and $189,060, respectively.

A roll-forward of the convertible notes payable from December 31, 2021 to March 31, 2023 is below:

Convertible notes payable, December 31, 2021	$8,261,839
Issued for cash	300,000
Payment with cash	(39,042
Original issue discount	60,700
Conversion to common stock	(2,158,971)
Debt discount related to new convertible notes	(352,441)
Amortization of debt discounts	442,247
Convertible notes payable, December 31, 2022	$6,514,332
Issued for cash	52,150
Convertible note issued for accounts payable	1,262,500
Payment with cash	(39,043)
Original issue discount	$10,530
Conversion to common stock	(388,280)
Debt discount related to new convertible notes	(108,180)
Amortization of debt discounts	143,737
Convertible notes payable, March 31, 2023	$7,455,746

Note –11 - Notes Payable, Non-related Parties and Related Party

Notes payable, non-related parties at March 31, 2023 and December 31, 2022 consist of the following:

	March 31,	December 31,
	2023	2022
1800 note	$59,408	$—
SBA loan	350,000	350,000
Total notes payable	409,408	350,000
Unamortized debt discount	(55,517)	—
Notes payable	353,891	350,000
Less current portion	—	(41,137)
Notes payable, long-term portion	$353,891	$308,863

SBA Loan

On June 22, 2020, the Company received a loan from the Small Business Administration under the Economic Injury Disaster Loan program related to the COVID-19 relief efforts. The loan bears interest at 3.75%, requires monthly principal and interest payments of $731 after 12 months from funding and is due 30 years from the date of issuance. The monthly payments have been extended by the SBA to all EIDL borrowers with additional 12 months. Monthly payments will be commenced on or around June 16, 2022. On October 1, 2021, the Company entered an Amended Loan Authorization and Agreement with the SBA providing for the modification of the Original Note providing for monthly principal and interest payments of $1,771 after 24 months from the Original Note commencing on or around June 22, 2022. On March 17, 2022 the SBA notified it deferred the payments to all COVID-19 EIDL loans will have the first payment due extended from 24-months to 30-months from the date of the note. The Modified Note will continue to bear interest at 3.75% and is due 30 years from the date of issuance of the Original Note. The Modified Note is guaranteed by Douglas Davis, the former CEO of the Company and current consultant, as well as by GBT Tokenize Corp. The additional funding of $200,000 was received by the Company on October 5, 2021. The balance of the note at March 31, 2023 and at December 31, 2022 was $350,000 and $350,000 plus accrued interest of $26,943 and $23,707, respectively.

Notes payable, related party at March 31, 2023 and December 31, 2022 consist of the following:

	March 31,	December 31,
	2023	2022
Alpha Eda note payable	$140,000	$140,000
Total notes payable, related party	140,000	140,000
Unamortized debt discount	—	—
Notes payable, net, related party	140,000	140,000
Less current portion	(140,000)	(140,000)
Notes payable, net, related party, long-term portion	$—	$—

Alpha Eda

On November 15, 2020, the Company issued a promissory note to Alpha Eda, LLC (“Alpha”), a related party for $140,000. The note accrues interest at 10%, is unsecured and was due on September 30, 2021. On March 31, 2023 Alpha and the Company extended the note maturity to December 31, 2023. The balance of the note at March 31, 2023 and at December 31, 2022 was $140,000 and $140,000 plus accrued interest of $36,085 and $32,633, respectively.

Discounts on Promissory Note

The Company recognized interest expense of $3,891 and $0 during the period ended March 31, 2023 and December 31, 2022, respectively, related to the amortization of the debt discount on promissory notes. The unamortized debt discount at March 31, 2023 and at December 31, 2022 was $55,516 and $0, respectively.

Note 12 – Accrued Settlement

In connection with a legal matter filed by the Investor of the $8,340,000 Senior Secured Redeemable Convertible Debenture, on December 23, 2019, in the pending arbitration between the Company and the Investor, an Interim Award was entered in favor of the Investor. On January 31, 2020, the Company was informed that a final award was entered (the “Final Award”). The Final Award affirms that certain sections of the Senior Secured Redeemable Convertible Debenture (the “Debenture”) constitute unenforceable liquidated damages penalties and were stricken. Further, it was determined that the Investor was entitled to recovery of their attorney’s fees. Consequently, the arbitrator awarded Investor an award of $4,034,444 plus interest of 7.25% accrued from May 15, 2019 (presented separately in accounts payable and accrued expenses) and costs of $55,613. (See Note 17). In connection with this settlement, the Company recognized a gain on the settlement of debt of $1,375,556 in 2019 as the difference between the carrying amount of the debt and the amount awarded by the arbitrator (See Note 17). The Company recorded accrued settlement of $4,090,057 and $4,090,057 at March 31, 2023 and at December 31, 2022, respectively.

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

The Company uses a weighted average Black-Scholes option pricing model with the following assumptions to measure the FV of derivative liability at March 31, 2023 and at December 31, 2022:

	March 31,	December 31,
	2023	2022
Stock price	$0.0004	$0.001

Risk free rate	4.64-4.94%	4.42-4.76%
Volatility	259-288%	213-277%
	0.00030-	0.0015-
Conversion/ Exercise price	$0.00034	$0.0017
Dividend rate	0%	0%

The following table represents the Company’s derivative liability activity for the period ended March 31, 2023:

Derivative liability balance, December 31, 2021	$10,192,485
Issuance of derivative liability during the period	325,915
Fair value of beneficial conversion feature of debt converted	(2,209,887)
Change in derivative liability during the period	(6,594,370)
Derivative liability balance, December 31, 2022	$1,714,143
Issuance of derivative liability during the period	1,202,806
Fair value of beneficial conversion feature of debt converted	(316,223)
Change in derivative liability during the period	3,924,247
Derivative liability balance, March 31, 2023	$6,524,972

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

●	To amend the Company’s Articles of Incorporation, (the “Articles of Incorporation”) to increase the number of authorized shares of common stock, par value $0.00001 per share (the “Common Stock”), of the Company from 2,000,000,000 shares to 10,000,000,000 shares. This action concluded on August 11, 2022.

●	(i) authorize the Company’s Board of Directors to effect, in its sole discretion, a reverse stock split of the Common Stock in a ratio of up to 1-for-500 (the “Reverse Stock Split”), and (ii) authorize the filing of an amendment to the Company’s Articles of Incorporation to implement the Reverse Stock Split and any other action deemed necessary to effectuate the Reverse Stock Split, without further approval or authorization of stockholders, at any time prior to December 31, 2023. This action was not commenced yet by the Company’s board.

During the period ended March 31, 2023, the Company had the following transactions in its common stock:

●	Of 1,294,508,379 Shares issued for the conversion of convertible notes of $390,603 and accrued interest of $ $15,268; and

●	Of 100,000,000 Shares issued to Pacific Captital Markets LLC for certain for service agreement between Pacific Captital Markets LLC. and the Company. The value of the shares of $80,000 was determined based on the FV of the Company’s common stock;

During the period ended March 31, 2022, the Company had the following transactions in its common stock:

●	issued an aggregate of 369,198 for the conversion of convertible note of $35,000; and

●	issued 463,303 shares to GHS from Equity Financing Agreement for $68,309, The value of the shares of was determined based on the Equity Financing.

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

As of March 31, 2023 and as of December 31, 2022, there were 45,000 Series B Preferred Shares outstanding.

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

At March 31, 2023 and at December 31, 2022, GV owns 700 Series C Preferred Shares.

Series D Preferred Shares

As of March 31, 2023 and as of December 31, 2022, there are 0 and 0 shares of Series D Preferred Shares outstanding, respectively.

Series G Preferred Shares

As of March 31, 2023 and as of December 31, 2022, there are 0 and 0 shares of Series G Preferred Shares outstanding, respectively.

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

As of March 31, 2023 and as of December 31, 2022, there are 20,000 shares of Series H Preferred Shares outstanding.

Warrants

The following is a summary of warrant activity.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2022	70,770	$205.07	0.30	$—
Granted	—
Forfeited	60,100
Exercised	—
Outstanding, March 31, 2023	10,670	$729.90	0.02	$—
Exercisable, March 31, 2023	10,670	$729.90	0.02	$—

The exercise price for warrant outstanding and exercisable at March 31, 2023:

Outstanding	Exercisable
Number of	Exercise	Number of	Exercise
Warrants	Price	Warrants	Price
10,000	135.00	10,000	135.00
400	1,595.00	400	1,595.00
100	11,750.00	100	11,750.00
150	12,500.00	150	12,500.00
20	14,000.00	20	14,000.00
10,670		10,670

Equity Purchase Agreement and Registration Rights Agreement

On December 17, 2021 (the “Effective Date”), GBT Technologies Inc. (the “Company”) entered into an equity financing agreement (the “Equity Financing Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with GHS Investments LLC (“GHS”), pursuant to which GHS shall purchase from the Company, up to that number of shares of common stock of the Company (the “Shares”) for $10,000,000, subject to certain limitations and conditions set forth in the Equity Financing Agreement from time to time over 24 months after an effective registration of the Shares with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement, is declared effective by the SEC (the “Contract Period”).

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

For the period ended March 31, 2023, the Company did not receive any proceeds from the equity purchase agreement.

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

On March 31, 2023 Doug Davis gave notice to the Company of termination of the consulting agreement dated October 10, 2019.

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

Yello Partners Inc.

As of March 31, 2023 and as of December 31, 2022, the Company has $535,000 and $505,000 owed to Yello Partners, Inc., a Company owned by the CEO.

Alpha Eda Note Payable – Related Party

On November 15, 2020, the Company issued a promissory note to Alpha Eda, LLC (“Alpha”), a related party, for $140,000. The note accrues interest at 10%, is unsecured and was due on September 30, 2021. On March 31, 2023 Alpha and the Company extended the note maturity to December 31, 2023. The balance of the note at March 31, 2023 and at December 31, 2022 was $140,000 and $140,000 plus accrued interest of $36,085 and $32,633, respectively.

Stanley Hills LLC Convertible Note Payable – Related Party

The Company entered into a series of loan agreements with Stanley Hills LLC (“Stanley”) pursuant to which it received more than $1,000,000 in loans (the “Debt”) from May 2019 up to December 2019. On February 26, 2020, in order to induce Stanley to continue to provide funding, the Company and Stanley entered into a letter agreement providing that the current note payable balance due to Stanley of $1,214,900 may be converted into shares of common stock of the Company at a conversion price equal to 85% multiplied by the lowest one trading price for the common stock during the 20-trading day period ending on the latest complete trading day prior to the conversion date. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. Stanley had agreed to restrict its ability to convert the Debt and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. During the year ended December 31, 2021, Stanley converted $1,231,466 of its convertible note plus interest into 4,420,758 shares of the Company’s common stock, and during the year ended December 31, 2021, Stanley loaned the Company an additional $325,000. Also, during the year ended December 31, 2021, the Company transferred the SURG shares received as repayment of $800,000 of this convertible note (See Note 10) and also converted $126,003 of accrued interest into the principal balance. During the year ended December 31, 2021, Gonzalez assigned all his accrued balances of $424,731 to Stanley in a private transaction that the Company is not part to (See Note 10). On January 1, 2023, the Company issued a convertible promissory note to Stanley for its credit balances in the principal amount of $750,000. The convertible promissory note bears interest of 10% and is payable at maturity on June 30, 2024. Stanley may convert the consolidated convertible Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price during the 20-day period preceding the date of conversion. The Company recorded a gain on debt extinguishment of $408,034 at the issuance date.

As of March, 31, 2023 and 2022 the principal balance of Stanley debt is $825,000 and 116,605 respectively. The unpaid interest of the Stanley debt at March 31, 2023 and December 31, 2022 was $32,418 and $20,033, respectively. The Stanley debt is secured via a pledge agreement on the SURG shares.

Stanley Hills LLC Accounts Payable – Related Party

On March 8, 2020, SURG filed a lawsuit against its transfer agent, Vstock from transferring millions of SURG stock that is currently in possession by the Company and assigned to Stanley Hills, LLC. On January 1, 2021, SURG, AltCorp and Stanley Hills, LLC (“Stanley”) entered into a Mutual Release and Settlement Agreement (“Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, SURG agreed to amend the AltCorp Exchange Agreement where SURG acknowledged a debt of $3,300,000 (the “Debt”) to be paid in 33 monthly payments of $100,000 payable in shares of common stock of SURG at a per share price equal the volume weighted average price of Surg’s common stock during the 10 trading days immediately preceding the issuance. SURG paid $400,000 in cash and $800,000 by shares. The SURG common stock issued to Altcorp has been pledged since August 12, 2020 for the benefit of Stanley to secure Stanley’s note payable by the Company. Accordingly, the SURG Common Stock issued to AltCorp as a result of the Settlement Agreement were pledged to Stanley. As of December 31, 2021 there were no surge shares pledges after the final settlement signed on December 22, 2021 and that replaced all prior settlement agreement. The final settlement SURG agreed to make total payments of $4,200,000 to the Company on or prior to January 7, 2022. This $4.2 million amount consists of $450,000 paid by SURG in November and December 2021, $100,000 to be paid on or about January 4, 2022, and $3,650,000 to be paid on or prior to January 7, 2022 of which $375,000 will be held in escrow as described before. The $3,750,000 was recorded as other receivable as of 31, 2021. On January 1, 2023, the Company issued a convertible promissory note to Stanley for its credit balances in the principal amount of $750,000. As of March 31, 2023, the Company has recorded an outstanding payable balance to Stanley amounted $18,288 recorded under accrued expenses.

Consulting income for the period ended March 31, 2023 and for the year ended on December 31, 2022 were $0 and $45,000. Consulting income are derived from providing IT consulting services to Stanley Hills, a related party.

Note 16 - Legal Proceedings

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

Note 17 - Contingencies

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

Stock Loan Receivable

On January 8, 2019, the Company entered into a Stock Pledge Agreement with Latin American Exchange Latinex Casa de Cambio, S.A., a Costa Rica corporation (“Latinex”), to provide that Latinex may maintain its required regulatory capital as required by various regulators. The Company pledged 4,006 restricted shares of its common stock valued at $7,610,147 (based on the closing price on the grant date) for three years for an annual payment of $375,000 paid in quarterly installments of $93,750. In lieu of cash payment, Latinex may pay the Company in virtual currency of WISE Network S.A. valued at a 50% discount of its offering price of $10 per token. In the event that Latinex’s required capital has decreased below $5,000,000, Latinex is permitted to sell the pledged shares of common stock only in an amount to ensure that Latinex can satisfy the required capital levels. The Company must consent to such sale of the shares of common stock, which may not be unreasonably withheld. Upon expiration of the agreement, the remaining shares of common stock shall be returned to the Company free and clear of all liens. The Company recorded the value of these shares of common stock as a stock loan receivable which is presented as a contra-equity account in the accompanying consolidated balance sheets. At December 31, 2019, the Company wrote off the accrued interest income as Latinex did not perform any payment and the Company has no mean to enforce this payment. Latinex agreed in principle to return the pledged 4,006 restricted shares to the Company for cancellation. The 4,006 restricted shares have not yet been returned to the Company as of March 31, 2023.

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

Note 18 – Concentrations

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk for the years, consist principally of temporary cash investments. There have been no losses in these accounts through March 31, 2023 and the year ended on December 31, 2022.

Liquidity risk

The Company has an accumulated deficit of $304,887,630 and has a working capital deficit of $22,715,354 as of March 31, 2023, which raises substantial doubt about its ability to continue as a going concern as the Company does not have sufficient funds to discharge its current liabilities.

Customers

Sales for both the period ended March 31, 2023 and 2022 were $204,833 and $224,970. The Consulting income from related party for the period ended March 31, 2023 and 2022 was $0 and $45,000. Sales are derived from providing IT consulting services to a related party and sales from amazon and Ebay.

Note 19 - Subsequent Events

On April 3, 2023, GBT Tokenize Corp. (“Seller”), a subsidiary that is owned 50% by GBT Technologies, Inc (“GBT”) entered into an Asset Purchase Agreement (“APA”) with Trend Innovation Holdings, Inc. (“TREN”), in which GBT consented, pursuant to which Seller sold certain assets relating to proprietary system and method named Avant-Ai, which is a text-generation, deep learning self-training model (the “System”).

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

On April 17, 2023, the Company, Bannix Acquisition Corp. (“Bannix”) and EVIE Autonomous Ltd. (“EVIE”) pursuant to which Bannix agreed to acquire EVIE. In addition, Bannix agreed to acquire from the Company the Apollo System which is intellectual property covered by patent application (publication number 2022/0405966) filed with the US Patent and Trademark Office. This patent application describes a machine learning driven technology that controls radio wave transmissions, analyzes their reflections data, and constructs 2D/3D images of stationary and moving objects. The Apollo system is based on radio waves and can detect an entity’s moving and stationary positions, enabling imaging technology to show these movements and positions on a screen in real time. This includes an AI technology that controls the radio waves transmission and analyzes the reflections. The goal is to integrate the Apollo System as an efficient driver monitoring system, detecting impaired or distracted drivers, providing audible and visual alerts. Consummation of the above transactions are subject to the execution of a mutually satisfactory definitive agreement by the Company, Bannix and EVIE (the “Definitive Agreement”).

Straight Note $47,208 - On April 24, 2023, the Company entered into a Securities Purchase Agreement, with 1800 Diagonal Lending LLC, an accredited investor (“DL”) pursuant to which the Company issued to DL a Promissory Note (the “DL Note”) in the aggregate principal amount of $47,208 with an original issue discount of $5,058 resulting in net proceeds of the Company of $42,150. The DL Note has a maturity date of April 24, 2024 and the Company has agreed to pay interest on the unpaid principal balance of the DL Note at the rate of 12.0% per annum from the date on which the DL Note is issued (the “Issue Date”). A one-time interest charge of 12% or $5,664 was applied on the Issue Date to the principal amount owed under the DL Note. Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in ten payments each in the amount of $5,287.20 resulting in a total payback to DL of $52,872. The first payment is due June 15, 2023 with nine subsequent payments each month thereafter. The Company shall have a five-day grace period with respect to each payment. The Company has right to accelerate payments or prepay in full at any time with no prepayment penalty. This DL Note shall not be secured by any collateral or any assets of the Company.

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

The transaction closed on April 26, 2023.

Convertible Note $50,580 - On April 24, 2023, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending LLC, an accredited investor (“DL”) pursuant to which the Company issued to DL a Convertible Promissory Note (the “DL Note”) in the aggregate principal amount of $50,580 for a purchase price of $42,150. The DL Note has a maturity date of July 24, 2024 and the Company has agreed to pay interest on the unpaid principal balance of the DL Note at the rate of six percent (6.0%) per annum from the date on which the DL Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the DL Note, provided it makes a payment including a prepayment to DL as set forth in the DL Note.

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

The transaction closed on April 26, 2023.

Exhibit 4.18 Description of Securities

DESCRIPTION OF SECURITIES

General

Our authorized capital stock consists of 10,000,000,000 shares of common stock, par value $0.0001 per share, and 20,000,000 shares of preferred stock, par value $0.0001 per share.

The following description of our capital stock and provisions of our Articles of Incorporation and Bylaws. You should also refer to our Articles of Incorporation, a copy of which is filed as an exhibit to the registration statement of which this prospectus is a part, and our Bylaws, a copy of which is filed as an exhibit to the registration statement of which this prospectus is a part.

Common Stock

We are authorized to issue up to a total of 10,000,000,000 shares of common stock, par value $0.0001 per share. Holders of our common stock are entitled to one vote for each share held on all matters submitted to a vote of our stockholders. Holders of our common stock have no cumulative voting rights.

Further, holders of our common stock have no preemptive or conversion rights or other subscription rights. Upon our liquidation, dissolution or winding-up, holders of our common stock are entitled to share in all assets remaining after payment of all liabilities and the liquidation preferences of any of our outstanding shares of preferred stock. Subject to preferences that may be applicable to any outstanding shares of preferred stock, holders of our common stock are entitled to receive dividends, if any, as may be declared from time to time by our board of directors out of our assets which are legally available.

The holders of a majority of the shares of our capital stock, represented in person or by proxy, are necessary to constitute a quorum for the transaction of business at any meeting. If a quorum is present, an action by stockholders entitled to vote on a matter is approved if the number of votes cast in favor of the action exceeds the number of votes cast in opposition to the action, with the exception of the election of directors, which requires a plurality of the votes cast.

Preferred Stock

Our board of directors will have the authority, without further action by the stockholders, to issue up to 20,000,000 shares of preferred stock in one or more series and to fix the designations, powers, preferences, privileges, and relative participating, optional, or special rights as well as the qualifications, limitations, or restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, and liquidation preferences, any or all of which may be greater than the rights of the common stock. Our board of directors, without stockholder approval, will be able to issue convertible preferred stock with voting, conversion, or other rights that could adversely affect the voting power and other rights of the holders of common stock. Preferred stock could be issued quickly with terms calculated to delay or prevent a change of control or make removal of management more difficult. Additionally, the issuance of preferred stock may have the effect of decreasing the market price of our common stock, and may adversely affect the voting and other rights of the holders of common stock.

Series B Convertible Preferred Stock

We are authorized to issue up to a total of 45,000 shares of a series of preferred stock designated as Series B preferred stock, par value $0.0001 per share. Holders of our Series B preferred stock are entitled to vote the number of votes equal to the number of whole shares of common stock into which the shares of Series B preferred stock, held by such holder are convertible as of the record date on all matters submitted to a vote of our stockholders. Holders of our Series B preferred stock are entitled, exclusively and as a separate class, to elect two directors of the Corporation,

Further, holders of our Series B preferred stock shall have conversion rights. The holders of our Series B preferred stock have the right to convert each share of Series B preferred stock, at any time, without payment of additional consideration by the holder into 30 shares of our common stock.

Series C Convertible Preferred Stock

We are authorized to issue up to a total of 10,000 shares of a series of preferred stock designated as Series C preferred stock, par value $0.0001 per share. Holders of our Series C preferred stock are entitled to vote the number of votes equal to the number of whole shares of common stock into which the shares of Series C preferred stock, held by such holder are convertible as of the record date on all matters submitted to a vote of our stockholders. Holders of our Series C preferred stock are entitled, exclusively and as a separate class, to elect two directors of the Corporation,

Further, holders of our Series C preferred stock shall have conversion rights. The holders of our Series C preferred stock have the right to convert each share of Series C preferred stock, at any time, without payment of additional consideration by the holder into 8 shares of our common stock.

Series H Convertible Preferred Stock

We are authorized to issue up to a total of 40,000 shares of a series of preferred stock designated as Series H preferred stock, par value $0.0001 per share. Holders of our Series H preferred stock are entitled to vote the number of votes equal to the number of whole shares of common stock into which the shares of Series H preferred stock, held by such holder are convertible as of the record date on all matters submitted to a vote of our stockholders. Holders of our Series F preferred stock are entitled, exclusively and as a separate class, to elect two directors of the Corporation,

Further, holders of our Series H preferred stock shall have conversion rights. The holders of our Series H preferred stock have the right to convert each share of Series H preferred stock, at any time, without payment of additional consideration by the holder into such number of fully paid and non-assessable shares of our common stock as determined by dividing $500 by $10 in effect at the time of such conversion. In lieu of any fractional shares to which the Series H holder would otherwise be entitled, the Company shall pay cash equal to such fraction multiplied by the fair market value of a share of common stock as determined in good faith by our board of directors.]

Anti-Takeover Provisions Under Nevada Law.

Combinations with Interested Stockholder. Sections 78.411-78.444, inclusive, of the Nevada Revised Statutes (“NRS”) contain provisions governing combinations with an interested stockholder. For purposes of the NRS, “combinations” include: (i) any merger or consolidation with any interested stockholder, (ii) any sale, lease, exchange, mortgage, pledge, transfer or other disposition to any interested stockholder of corporate assets with an aggregate market value equal to 5% or more of the aggregate market value of the corporation’s consolidated assets, 5% or more of the outstanding shares of the corporation or 10% or more of the earning power or net income of the corporation, (iii) the issuance to any interested stockholder of voting shares (except pursuant to a share dividend or similar proportionate distribution) with an aggregate market value equal to 5% or more of the aggregate market value of all the outstanding shares of the corporation, (iv) the dissolution of the corporation if proposed by or on behalf of any interested stockholder, (v) any reclassification of securities, recapitalization or corporate reorganization that will have the effect of increasing the proportionate share of the corporation’s outstanding voting shares held by any interested stockholder and (vi) any receipt by the interested stockholder of the benefit (except proportionately as a stockholder) of any loan, advance, guarantee, pledge or other financial assistance. For purposes of the NRS, an “interested stockholder” is defined to include any beneficial owner of more than 10% of any class of the voting securities of a Nevada corporation and any person who is an affiliate or associate of the corporation and was at any time during the preceding three years the beneficial owner or more than 10% of any class of the voting securities of the Nevada corporation.

Subject to certain exceptions, the provisions of the NRS governing combinations with interested stockholders provide that a Nevada corporation may not engage in a combination with an interested stockholder for two years after the date that the person first became an interested stockholder unless the combination or the transaction by which the person first became an interested stockholder is approved by the board of directors before the person first became an interested stockholder.

Control Share Acquisitions. The NRS also contains a “control share acquisitions statute.” If applicable to a Nevada corporation this statute restricts the voting rights of certain stockholders referred to as “acquiring persons,” that acquire or offer to acquire ownership of a “controlling interest” in the outstanding voting stock of an “issuing corporation.” For purposes of these provisions a “controlling interest” means with certain exceptions the ownership of outstanding voting stock sufficient to enable the acquiring person to exercise one-fifth or more but less than one-third, one-third or more but less than a majority, or a majority or more of all voting power in the election of directors and “issuing corporation” means a Nevada corporation that has 200 or more stockholders of record, at least 100 of whom have addresses in Nevada appearing on the stock ledger of the corporation, and which does business in Nevada directly or through an affiliated corporation. The voting rights of an acquiring person in the affected shares will be restored only if such restoration is approved by the holders of a majority of the voting power of the corporation. The NRS allows a corporation to “opt-out” of the control share acquisitions statute by providing in such corporation’s articles of incorporation or bylaws that the control share acquisitions statute does not apply to the corporation or to an acquisition of a controlling interest specifically by types of existing or future stockholders, whether or not identified.

Articles of Incorporation and Bylaws

No Cumulative Voting. Where cumulative voting is permitted in the election of directors, each share is entitled to as many votes as there are directors to be elected and each shareholder may cast all of its votes for a single director nominee or distribute them among two or more director nominees. Thus, cumulative voting makes it easier for a minority shareholder to elect a director. Our articles of incorporation deny shareholders the right to vote cumulatively.

Authorized But Unissued Shares. Our articles of incorporation permit the board to authorize the issuance of preferred stock, and to designate the rights and preferences of our preferred stock, without obtaining shareholder approval. One of the effects of undesignated preferred stock may be to enable the board to render more difficult or to discourage a third party’s attempt to obtain control of Gopher Protocol by means of a tender offer, proxy contest, merger, or otherwise. The issuance of shares of preferred stock also may discourage a party from making a bid for the common stock because the issuance may adversely affect the rights of the holders of common stock. For example, preferred stock that we issue may rank prior to the common stock as to dividend rights, liquidation preference, or both, may have special voting rights and may be convertible into shares of common stock. Accordingly, the issuance of shares of preferred stock may discourage bids for our common stock or may otherwise adversely affect the market price of our common stock.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Nevada Agency and Transfer Company (“NATCO”) with a business address at 50 West Liberty Street, Suite 880, Reno NV 89501; NATCO’s website is www.natco.com, and their phone number is (775) 322-0626.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our consolidated financial statements(“CFS”) and related notes included elsewhere in this report. In addition to historical information, this discussion includes forward-looking information that involves risks and assumptions, which could cause actual results to differ materially from management’s expectations. See “Forward-Looking Statements” included in this report.

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

This section of the report should be read together with Footnotes of the Company audited financials for the year ended December 31, 2022, the unaudited statements of operations for the three ended March 31, 2023 and 2022 are compared in the sections below.

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

MetAlert (prior name – GTX Corp)

On April 12, 2022, GBT Tokenize Corp (“GBT Tokenize”), a Nevada corporation which the Company owns 50% of the outstanding shares of common stock, entered into a series of agreements with GTX Corp (“GTX”) and various note holders of GTX pursuant to which Tokenize acquire convertible promissory notes of GTX of $100,000 (the “GTX Notes”). In addition, GBT Tokenize acquired 76,923 (GBT acquired 5,000,000 in the original deal, where GTX to perform a corporate action of 1:65 reverse split on September 20, 2022) shares of common stock of GTX for $150,000 - in total FV of $3,992 as of March 31, 2023 based on level 1 stock price in OTC markets.

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

On or about January 31, 2023 GTB Tokenize Corp the Company’s 50% owned subsidiary, assigned $7,500 from the GTX Notes to Stanley Hills, LLC, which in turn converted said $7,500 plus interest into 812,671 GTX shares. Stanley Hills, LLC credit GBT Tokenize for $146,037 for the transaction, reducing its credit outstanding balances with the Company and GBT Tokenize Corp.

As of March 31, 2023 the notes had an outstanding balance of $182,500 and accrued interest of $ $11,288. As of

December 31, 2022, the notes had an outstanding balance of $190,000 and accrued interest of $8,475.

As of March, 31, 2023 and December 31, 2022, the marketable security had a FV of $3,992 and $12,538, respectively.

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

Results of Operations:

Three Months Ended March 31, 2023 and 2022

A comparison of the statements of operations for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31		Change
	2023	2022	$	%
Sales	$217,785	$224,970	$(7,185)	-3%
Consulting income – related party	—	45,000	(45,000)	-100%
Total sales	217,785	269,970	(52,185)	-24%
Cost of goods sold	176,091	208,987	(32,185)	-19%
Gross profit	41,694	60,983	(19,289)	-46%

Operating expenses	498,229	1,006,402	(508,173)	-102%
Loss from operations	(456,535)	(945,419)	488,884	-107%
Other income	(5,173,178)	4,871,658	(10,044,836)	194%
Income (Loss) before provision for income taxes	(5,629,713)	3,926,239	(9,555,952)	170%
Provision for income taxes	—	—	—
Net Income (Loss)	$(5,629,713)	$3,926,239	$(9,555,952)	170%

For the period ended March 31, 2023, our Company earned net revenues of $217,785. $217,785 sales were derived from E-commerce sales.

For the period ended March 31, 2022, our Company earned net revenues of $269,970. $45,000 sales were derived from providing IT consulting services to a related party, and $224,970 sales were derived from Amazon sales that commenced in the quarter ended March 31, 2022.

Operating expenses for the three months ended March 31, 2023 were $498,229, compared to $1,006,402 for the same period in 2022. The decrease of $508,173 or 102% was principally due to a decrease in marketing and Professional expense.

Other income (expense) for the three months ended March 31, 2023 was $(5,173,178), an increase of $10,044,836 or 194% from $4,871,658 for the same period in 2022. The change is principally due to an increase in the change in FV of derivative liability.

Net income (loss) for the three months ended March 31, 2023 was $(5,629,713) compared to $3,926,239 for the same period in 2022 due to the factors described above.

Liquidity and Capital Resources

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $304,887,630 and has a working capital deficit of $22,715,354 as of March 31, 2023, which raises substantial doubt about its ability to continue as a going concern.

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

Our cash and cash equivalent was $59,067 and $106,639 at March 31, 2023 and December 31, 2022, respectively. Cash provided by (used in) operating activities during the period ended March 31, 2023 was $(112,635), compared to $244,232 during the same period in 2022. The amount provided by operating activities for the period ended March 31 2023 was primarily related to a net loss of $5,629,713 and offset by amortization of debt discount of $147,628, change in FV of derivative liability of $3,924,246 and excess of debt discount and financing cost. Our working capital position changed by going from a working capital deficit of $18,522,046 at December 31, 2022 to a working capital deficit of $22,715,354 at March 31, 2023.

Cash flows used in investing activities were nil during the period ended March 31, 2023, compared to $125,000 for the same period in 2022. The increase is due to the Stock Purchase Agreement with Marko Radisic and Touchpoint Group Holdings, Inc. and the Intellectual Property License and Royalty Agreement with Touchpoint Group Holdings, Inc.

Cash from financing activities for the period ended March 31, 2023 was $65,063, compared to $222,422 for the same period in 2022. The change was primarily due to an increase in proceeds from convertible notes of $104,300, and an increase in proceeds from related party of $302,506 and repayments to related party of $302,700 and a repayment of convertible note payable $39,043. Cash from financing activities for the period ended March 31, 2022, was due to an increase in proceeds from related party of $336,734 and repayments to related party of $182,618 and proceeds from sales of common stock.

We sustained net loss of $5,629,713 for the period ended March 31, 2023. In addition, we had a working capital deficit of $22,715,354 and accumulated deficit of $304,887,630 at March 31, 2023.

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

We intend to continue to make investments to support our business growth and we will require additional funds to respond to business challenges, including the need to develop new features and products or enhance our existing products, improve our operating infrastructure or acquire complementary businesses and technologies. Further, we need additional capital to continue operations. We expect that we have sufficient capital to maintain operations through the end of 2023. In order to fully implement our business plan, we will need to raise $10,000,000. The Company will need to raise additional capital in the future of which there is no guarantee that the Company will be able to successfully raise such capital on acceptable terms. With the current cash on hand, and additional cash anticipated to be raised in the future, we believe we will have sufficient cash to meet our obligations for the next 12 months.

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

Paid Off Notes/Converted Notes

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

During the period ended March 31, 2023, the entire balance of convertible note of $114,100 plus accrued interest was converted into 367,004,026 shares of common stock.

Outstanding Notes

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

During the period ended March 31, 2023, IGOR 1 converted $ $232,575 of the convertible note into 733,235,294 shares of the Company’s common stock.

As of March, 31, 2023, the note had an outstanding balance of $6,125,456 and accrued interest of $2,119,245.

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

On or about June 23, 2020, the Company and AltCorp entered into agreements with SURG and Glen Eagles Acquisition LP (“Glen”) into series of agreements regarding the $4,000,000 SURG Note. Glen converted in full its $1,000,000 convertible note was issued by the Company on July 8, 2019 plus $50,000 of accrued interest, into $1,050,000 of a SURG Note via an assignment of a portion ($1,050,000 of a $4,000,000 face value) of the $4,000,000 SURG Note. In addition, the Company entered into a consulting agreement with Glen for which the Company shall pay to Glen $200,000 via an assignment of a portion ($200,000 of a $4,000,000 face value) of the $4,000,000 SURG Note. Glen in turn converted all its $1,250,000 considerations received into 2,500,000 SURG shares. Per the final settlement agreement with Surge and per allocation of settlement funds agreement, Glen credit balance for the end of 2021 was $662,500 which included $425,000 credit derived from said settlement (which was paid on January 2022), where the open aged credit balance derived from the above, along with cash infusion with Glen as off the date of this report is $512,500 in loans (the “Debt”) derived from August 2021 up to September 2022. The original funded amount of $457,500 included convertible feature into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price during the 20-day period preceding the date of conversion. In order to include a convertible feature for the $55,000 which was not covered by convertible feature, on January 24, 2023, the Company issued a consolidated convertible promissory note to Glen Eagles Acquisition LP in the principal amount of $512,500, which include all prior convertible notes with addition of the $55,000 straight note. The convertible promissory note bears interest of 10% and is payable at maturity on December 31, 2023. Glen Eagles Acquisition LP may convert the consolidated convertible Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price during the 20-day period preceding the date of conversion. The Company recorded a loss on debt extinguishment of $92,737 at issuance date.

As of March 31, 2022, the consolidated convertible note had an outstanding balance of $512,500 and an interest of $9,267.

Sixth Street Lending LLC – named changed - 1800 Diagonal Lending LLC

Convertible Note - On September 13, 2022, the Company entered into a Securities Purchase Agreement (dated September 9, 2022) with 1800 Diagonal Lending LLC, an accredited investor (“DL”) pursuant to which the Company issued to DL a Promissory Note (the “DL Note”) of $116,200 with an original issue discount of $12,450 for $103,750. The DL Note had a maturity date of September 9, 2023 and the Company agreed to pay interest on the unpaid principal balance of the DL Note at 12.0% from the date on which the DL Note is issued (the “Issue Date”). A one-time interest charge of 12% or $13,944 was applied on the Issue Date to the principal amount owed under the DL Note. Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in ten payments of $13,014.40 resulting in a total payback to DL of $130,144. The first payment is due October 30, 2022 with nine subsequent payments each month thereafter. The Company shall have a five-day grace period with respect to each payment. The Company has right to accelerate payments or prepay in full at any time with no prepayment penalty. This DL Note shall not be secured by any collateral or any assets of the Company. The outstanding principal amount of the DL Note may not be converted into the Company common shares except in the event of default. In the event of default on the DL Note,

DL may convert the DL Note into shares of the Company’s common stock at a conversion price equal to 75% of the lowest trading price with a 10-day look back immediately preceding the date of conversion. In addition, upon the occurrence and during the continuation of an event of default (as defined in the DL Note), the DL Note shall become immediately due and payable and the Company shall pay to DL, in full satisfaction of its obligations hereunder, additional amounts as set forth in the DL Note. In no event shall DL be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by DL and its affiliates would exceed 4.99% of the outstanding shares of the common stock of the Company.

During the period ended March 31, 2023, the company paid back $39,043 to 1800 Diagonal lending.

As of March 31, 2023, the note had an outstanding balance of $38,114 and an interest of $13,944.

Straight Note – with Convertible Feature - On March 1, 2023, the Company entered into a Securities Purchase Agreement, with 1800 Diagonal Lending LLC, an accredited investor (“DL”) pursuant to which the Company issued to DL a Promissory Note (the “DL Note”) of $59,408 with an original issue discount of $7,258 resulting in net proceeds of the Company of $52,150. The DL Note had a maturity date of June 1, 2024 and the Company had agreed to pay interest on the unpaid principal balance of the DL Note at the rate of 12.0% from the date on which the DL Note is issued. A one-time interest charge of 12% or $7,128 was applied on the issuance date of the DL Note to the principal amount owed under the DL Note. Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in ten payments of $6,653.60 resulting in a total payback to DL of $66,536. The first payment is due April 15, 2023 with nine subsequent payments each month thereafter. The Company shall have a five-day grace period with respect to each payment. The Company has right to accelerate payments or prepay in full at any time with no prepayment penalty. This DL Note shall not be secured by any collateral or any assets of the Company.

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

As of March 31, 2023, the note had an outstanding balance of $59,408 and an interest of $7,129.

Convertible Note - On March 1, 2023, the Company entered into a Securities Purchase Agreement with DL pursuant to which the Company issued to DL a Convertible Promissory Note (the “DL Convertible Note”) of $62,680 for a purchase price of $52,150. The DL Convertible Note had a maturity date of June 1, 2024 and the Company had agreed to pay interest on the unpaid principal balance of the DL Convertible Note at the rate of 6.0% from the date on which the DL Convertible Note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the DL Convertible Note, provided it makes a payment including a prepayment to DL as set forth in the DL Convertible Note.

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

As of March 31, 2023, the note had an outstanding balance of $62,680 and an interest of $309.

Stanley Hills LLC

The Company entered into a series of loan agreements with Stanley Hills LLC (“Stanley”) pursuant to which it received more than $1,000,000 in loans (the “Debt”) from May 2019 up to December 2019. On February 26, 2020, to induce Stanley to continue to provide funding, the Company and Stanley entered into a letter agreement providing that the current note payable balance due to Stanley of $1,214,900 may be converted into shares of common stock of the Company at a conversion price equal to 85% multiplied by the lowest one trading price for the common stock during the 20-trading day period ending on the latest complete trading day prior to the conversion date. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. Stanley agreed to restrict its ability to convert the Debt and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. During the year ended December 31, 2021, Stanley converted $1,231,466 of its convertible note plus interest into 4,420,758 shares of the Company’s common stock, and during the year ended December 31, 2021, Stanley loaned the Company an additional $325,000. Also, during the year ended December 31, 2021, the Company transferred the SURG shares received as repayment of $800,000 of this convertible note (See Note 10) and also converted $126,003 of accrued interest into the principal balance. During the year ended December 31, 2021, Gonzalez assigned all his accrued balances of $424,731 to Stanley in a private transaction that the Company is not part to (See Note 10). On January 1, 2023, the Company issued a convertible promissory note to Stanley for its credit balances in the principal amount of $750,000. The convertible promissory note bears interest of 10% and is payable at maturity on June 30, 2024. Stanley may convert the consolidated convertible Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price during the 20-day period preceding the date of conversion. The Company recorded a gain on debt extinguishment of $408,033 at issuance date.

As of March 31, 2023 and 2022 the principal balance of Stanley debt is $825,000 and 116,605 respectively. The unpaid interest of the Stanley debt on March 31, 2023 and December 31, 2022 was $32,418 and $20,033, respectively. The Stanley debt is secured via a pledge agreement on the SURG shares.

Alpha Eda

On November 15, 2020, the Company issued a promissory note to Alpha Eda, LLC (“Alpha”), a related party for $140,000. The note accrues interest at 10%, is unsecured and was due on September 30, 2021. On March 31, 2023 Alpha and the Company extended the note maturity to December 31, 2023. The balance of the note at March 31, 2023 and at December 31, 2022 was $140,000 and $140,000 plus accrued interest of $36,085 and $32,633, respectively.

1800 Diagonal Lending LLC

Straight Note $47,208 - On April 24, 2023, the Company entered into a Securities Purchase Agreement, with 1800 Diagonal Lending LLC, an accredited investor (“DL”) pursuant to which the Company issued to DL a Promissory Note (the “DL Note”) in the aggregate principal amount of $47,208 with an original issue discount of $5,058 resulting in net proceeds of the Company of $42,150. The DL Note has a maturity date of April 24, 2024 and the Company has agreed to pay interest on the unpaid principal balance of the DL Note at the rate of 12.0% per annum from the date on which the DL Note is issued (the “Issue Date”). A one-time interest charge of 12% or $5,664 was applied on the Issue Date to the principal amount owed under the DL Note. Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in ten payments each in the amount of $5,287.20 resulting in a total payback to DL of $52,872. The first payment is due June 15, 2023 with nine subsequent payments each month thereafter. The Company shall have a five-day grace period with respect to each payment. The Company has right to accelerate payments or prepay in full at any time with no prepayment penalty. This DL Note shall not be secured by any collateral or any assets of the Company.

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

The transaction closed on April 26, 2023.

Convertible Note $50,580 - On April 24, 2023, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending LLC, an accredited investor (“DL”) pursuant to which the Company issued to DL a Convertible Promissory Note (the “DL Note”) in the aggregate principal amount of $50,580 for a purchase price of $42,150. The DL Note has a maturity date of July 24, 2024 and the Company has agreed to pay interest on the unpaid principal balance of the DL Note at the rate of six percent (6.0%) per annum from the date on which the DL Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the DL Note, provided it makes a payment including a prepayment to DL as set forth in the DL Note.

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

The transaction closed on April 26, 2023.

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

Critical Accounting Policies and Use of Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our CFS, which were been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of our CFS in accordance with U.S. GAAP requires us to make certain estimates, judgments and assumptions that affect the reported amount of assets and liabilities as of the date of the financial statements, the reported amounts and classification of revenues and expenses during the periods presented, and the disclosure of contingent assets and liabilities. We evaluate our estimates and assumptions on an ongoing basis and material changes in these estimates or assumptions could occur in the future. Changes in estimates are recorded on the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances and at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily-apparent from other sources. Actual results may differ materially from these estimates if past experience or other assumptions do not turn out to be substantially accurate.

We believe that the accounting policies described below are critical to understanding our business, results of operations, and financial condition because they involve significant judgments and estimates used in the preparation of our CFS. An accounting policy is deemed to be critical if it requires a judgment or accounting estimate to be made based on assumptions about matters that are highly uncertain, and if different estimates that could have been used, or if changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our CFS. Other significant accounting policies, primarily those with lower levels of uncertainty than those discussed below, are also critical to understanding our CFS. The notes to our CFS contain additional information related to our accounting policies and should be read in conjunction with this discussion.

Presentation of Financial Statements

The accompanying CFS were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Stock Loan Receivable

On January 8, 2019, the Company entered into a Stock Pledge Agreement with Latin American Exchange Latinex Casa de Cambio, S.A., a Costa Rica corporation (“Latinex”), to provide that Latinex may maintain its required regulatory capital as required by various regulators. The Company has pledged 4,005 restricted shares of its common stock valued at $7,610,147 (based on the closing price on the grant date) for a term of three years in consideration of an annual payment of $375,000 paid in quarterly installments of $93,750. In lieu of cash payment, Latinex may pay the Company in virtual currency of WISE Network S.A. valued at a 50% discount of its offering price of $10 per token. In the event that Latinex’s required capital has decreased below $5,000,000, Latinex is permitted to sell the pledged shares of common stock only in an amount to ensure that Latinex can satisfy the required capital levels. The Company must consent to such sale of the shares of common stock, which may not be unreasonably withheld. Upon expiration of the agreement, the remaining shares of common stock shall be returned to the Company free and clear of all liens. The Company has recorded the value of these shares of common stock as a stock loan receivable which is presented as a contra-equity account in the accompanying consolidated balance sheets. At December 31, 2019, the Company wrote off the accrued interest income as Latinex did not perform any payment and the Company has no mean to enforce this payment. Latinex agreed in principle to return the pledged 4,005 restricted shares to the Company for cancellation. The 4,005 restricted shares have not yet been returned to the Company as of March 31, 2023.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its FV and is then re-valued at each reporting date, with changes in the FV reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of March 31, 2023, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values(“FV”) due to their short maturities.

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

Unearned revenue

Unearned revenue represents the net amount received for the purchase of products that have not seen shipped to the Company’s customers. In 2018, the Company ran pre-sales efforts for its pet tracker product and received prepayments for its product. The Company has $0 and $48,921 of unearned revenue at March 31, 2023 and December 31, 2022, respectively.

Contract liabilities

On February 22, 2022, the Company entered into an Intellectual Property License and Royalty Agreement with Touchpoint Group Holdings, Inc. (“Touchpoint” or “TGHI”) pursuant to which the Company granted TGHI a worldwide license for its technologies for a term of five years in the domains of Internet of Things (IoT) and Artificial Intelligence enabled mobile technologies pertaining to the Company’s digital currency technology (the “Technology”). GBT will charge TGHI earned royalties based on actual uses by TGHI of the Technology resulting from revenue attributable to the use, performance or other exploitation of the Technology, to the extent applicable, after deducting any taxes that the Company may be required to collect, and deducting any international sales, goods and services, value added taxes or similar taxes which the Company is required to pay, if any, excluding deductions for taxes on the Company net income. TGHI agreed to issue the Company 10,000,000 shares of common stock of TGHI in the FV of $50,000 as a one-time fee consideration of the Company entering this Intellectual Property License and Royalty Agreement, which was booked contract liabilities and amortized over the five-year term. The Company have yet to earn any royalty income in relation to this agreement as of March 31, 2023. The contract liabilities as of March 31, 2023 and December 31, 2022 was $38,944 and $41,444, respectively.

Assets of consolidated variable interest entity (“VIE”) included in the consolidated balance sheets as of March 31, 2023 (after elimination of intercompany transactions and balances) consist of:
Current assets:
Cash and equivalents	$56,807
Account Receivable	40,651
Inventory	7,567
Other current asset	556
Total current assets	$105,581

Liabilities of consolidated VIE included in the consolidated balance sheets above (after elimination of intercompany transactions and balances) consist of:
Current liabilities
Total current liabilities	$143,700

Statements of operations of consolidated VIE included in the consolidated statements of operations above (after elimination of intercompany transactions and balances) consist of:
Statements of operations
Sales	$217,833
Cost of goods sold	176,091
Gross profit	41,694
General and administrative expenses	32,096
Net Operating Loss	$9,598

Assets of consolidated variable interest entity (“VIE”) included in the consolidated balance sheets as of December 31, 2022 (after elimination of intercompany transactions and balances) consist of:
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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2023, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2023. Based on this assessment, management believes that as of March 31, 2023, our internal control over financial reporting is not effective based on those criteria.

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

OUR RESULTS OF OPERATIONS HAVE NOT RESULTED IN PROFITABILITY AND WE MAY NOT BE ABLE TO ACHIEVE PROFITABILITY GOING FORWARD

The Company does not accrue or capitalize development costs (or any costs to this effect) and expense it to its profit and loss statements as required by US GAAP. As such, the Company incurred a net loss of $5,703,217 for the three months ended March 31, 2023 and net income of $3,926,239 for the three months ended March 31, 2022. If we incur additional significant operating losses, our stock price, may decline, perhaps significantly. Our management is developing plans to alleviate the negative trends and conditions described above. Our business plan is speculative and unproven. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will be able to curtail our losses now or in the future. Further, as we are an emerging enterprise, we expect that net losses will continue, and our working capital deficiency will increase.

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

The Company sustained net loss of $5,629,713 and our operating activities used in cash flows of $112,635 for the three-month ended March 31, 2023. The Company had a working capital deficit of $22,715,354, stockholders’ deficit of $23,660,851 and an accumulated deficit of $304,887,630 at March 31, 2023.

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

For the three months ended March 31, 2023 and year ended December 31, 2022 respectively, the Company received $0 and $231,867 as proceeds from the equity purchase agreement for issuance of 5,500,000 registered common shares. Post this issuance The Equity Financing Agreement is exhausted and not valid anymore.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ended March 31, 2023, the Company had the following transactions in its common stock:

●	Of 1,294,508,379 Shares issued for the conversion of convertible notes of $390,603 and accrued interest of $ $15,268; and

●	Of 100,000,000 Shares issued to Pacific Captital Markets LLC for certain for service agreement between Pacific Captital Markets LLC. and the Company. The value of the shares of $80,000 was determined based on the FV of the Company’s common stock;

During the period ended March 31, 2022, the Company had the following transactions in its common stock:

●	issued an aggregate of 369,198 for the conversion of convertible note of $35,000; and

●	issued 463,303 shares to GHS from Equity Financing Agreement for $68,309, The value of the shares of was determined based on the Equity Financing.

Item 3. Defaults Upon Senior Securities

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

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On January 28, 2022, the Company entered into a Stock Purchase Agreement with Marko Radisic (the “Seller”) and Touchpoint Group Holdings, Inc. (“TGHI”) pursuant to which the Company acquired 10,000 shares of Series A Convertible Preferred Stock (the “Touchpoint Preferred”) from the Seller in consideration of $125,000. The Touchpoint Preferred is convertible into 10,000,000 shares of common stock of Touchpoint. On February 22, 2022, the Company entered into an Intellectual Property License and Royalty Agreement with Touchpoint Group Holdings, Inc. (“Touchpoint” or “TGHI”) pursuant to which the Company granted TGHI a worldwide license for its technologies for a term of five years in the domains of Internet of Things (IoT) and Artificial Intelligence enabled mobile technologies pertaining to the Company’s digital currency technology (the “Technology”). GBT will charge TGHI earned royalties based on actual uses by TGHI of the Technology resulting from revenue attributable to the use, performance or other exploitation of the Technology, to the extent applicable, after deducting any taxes that the Company may be required to collect, and deducting any international sales, goods and services, value added taxes or similar taxes which the Company is required to pay, if any, excluding deductions for taxes on the Company net income. TGHI agreed to issue the Company 10,000,000 shares of common stock of TGHI in the FV of $50,000 as an one-time fee in consideration of the Company entering this Intellectual Property License and Royalty Agreement, which was booked as other related party income. The Company have yet to earn any royalty income in relation to this agreement as of March 31, 2022. TGHI converted the Touchpoint Preferred into 10,000,000 shares of common stock of Touchpoint on February 23,2022 resulting in the Company owning 20,000,000 shares of common stock of Touchpoint at this time.

On April 3, 2023, GBT Tokenize Corp. (“Seller”), a subsidiary that is owned 50% by GBT Technologies, Inc (“GBT”) entered into an Asset Purchase Agreement (“APA”) with Trend Innovation Holdings, Inc. (“TREN”), in which GBT consented, pursuant to which Seller sold certain assets relating to proprietary system and method named Avant-Ai, which is a text-generation, deep learning self-training model (the “System”).

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

On April 17, 2023, the Company, Bannix Acquisition Corp. (“Bannix”) and EVIE Autonomous Ltd. (“EVIE”) pursuant to which Bannix agreed to acquire EVIE. In addition, Bannix agreed to acquire from the Company the Apollo System which is intellectual property covered by patent application (publication number 2022/0405966) filed with the US Patent and Trademark Office. This patent application describes a machine learning driven technology that controls radio wave transmissions, analyzes their reflections data, and constructs 2D/3D images of stationary and moving objects. The Apollo system is based on radio waves and can detect an entity’s moving and stationary positions, enabling imaging technology to show these movements and positions on a screen in real time. This includes an AI technology that controls the radio waves transmission and analyzes the reflections. The goal is to integrate the Apollo System as an efficient driver monitoring system, detecting impaired or distracted drivers, providing audible and visual alerts. Consummation of the above transactions are subject to the execution of a mutually satisfactory definitive agreement by the Company, Bannix and EVIE (the “Definitive Agreement”).

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

GBT TECHNOLOGIES INC.
(Registrant)

Date: May 22, 2023	By:	/s/ Mansour Khatib
Mansour Khatib
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)