Form 10-Q
period 2023-06-30
GBT Technologies Inc.
filed 2023-08-17
CIK 1471781

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.00001 par value	6,703,695,062 Common Shares
(Class)	(Outstanding at August 15, 2023)

GBT TECHNOLOGIES INC.

Item 1: Condensed consolidated financial statements

GBT TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	June 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)
Current Assets:
Cash	$44,068	$106,639
Accounts Receivable	35,536	25,244
Inventory	12,860	11,569
Prepaid	52,000	12,500
Note receivable	197,216	198,475
Other Current Assets	452	—
Marketable securities	12,506	16,198
Total current assets	354,638	370,625

Total assets	$354,638	$370,625

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$5,789,679	$6,240,634
Accrued settlement	4,090,057	4,090,057
Unearned revenue	—	48,921
Contract liabilities	36,444	41,444
Convertible notes payable, current, net	5,964,806	6,397,727
Convertible notes payable, related party, net	708,395	116,605
Notes payable, current, net	122,093	41,137
Notes payable, related party	140,000	140,000
Due to related party	91,332	62,003
Derivative liability	14,109,864	1,714,143
Total current liabilities	31,052,670	18,892,671

Non-Current Liabilities:
Convertible note payable, noncurrent, net	7,415	—
Note payable, noncurrent, net	303,333	308,863
Total noncurrent liabilities	310,748	308,863

Total liabilities	31,363,418	19,201,534

Stockholders’ Deficit:
Series B Preferred stock, $0.00001 par value; 20,000,000 shares authorized;
45,000 and 45,000 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Series C Preferred stock, $0.00001 par value; 10,000 shares authorized;
700 and 700 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Series D Preferred stock, $0.00001 par value; 100,000 shares authorized;
0 and 0 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Series G Preferred stock, $0.00001 par value; 2,000,000 shares authorized;
0 and 0 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Series H Preferred stock, $0.00001 par value ($500.00 stated value); 40,000 shares authorized;
20,000 and 20,000 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.00001 par value; 2,000,000,000 shares authorized; 1,535,593,440 and 33,200,198 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	55,508	15,356
Treasury stock, at cost; 21 shares at June 30, 2023 and December 31, 2022, respectively	(643,059)	(643,059)
Stock loan receivable	(7,610,147)	(7,610,147)
Additional paid in capital	291,992,310	288,664,858
Accumulated deficit	(314,847,007)	(299,257,917)
Total stockholders’ deficit	(31,052,395)	(18,830,909)
Non-Controlling Interest	43,614	—
Total stockholders’ deficit attributable to GBT Technologies, Inc.	(31,008,781)	(18,830,909)
Total liabilities and stockholders’ deficit	$354,638	$370,625

The accompanying footnotes are an integral part of the unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Sales	$131,419	$344,981	$349,204	$569,951
Sales - related party	—	—	—	45,000
Total sales	131,419	344,981	349,204	614,951
Cost of goods sold	148,827	179,471	324,918	388,458
Gross profit	(17,408)	165,510	24,286	226,493

Operating expenses:
General and administrative expenses	133,533	241,869	282,934	371,252
Marketing expenses	57,099	92,168	111,997	433,300
Professional expenses	143,869	592,305	437,799	1,128,192
Total operating expenses	334,501	926,342	832,730	1,932,744

Loss from operations	(351,909)	(760,832)	(808,444)	(1,706,251)

Other income (expense):
Amortization of debt discount	(120,797)	(239,394)	(268,423)	(307,879)
Change in fair value of derivative liability	(9,104,239)	(2,088,840)	(13,028,486)	3,150,739
Interest expense and financing costs	(359,290)	(233,900)	(1,954,940)	(469,393)
Other expense	6,031	—	—	—
Gain on debt extinguishment	—	—	315,297	—
Gain on bad debt	—	50,000	—	50,000
Change in fair value of marketable securities	4,855	(175,000)	(3,692)	(240,000)
Other income - related party licensing income	9,586	6,828	203,212	7,886
Total other income (expense)	(9,563,854)	(2,680,306)	(14,737,032)	2,191,353

Income (loss) before income taxes	(9,915,763)	(3,441,138)	(15,545,476)	485,102

Income tax expense	—	—	—	—

Loss from continuing operations	(9,915,763)	(3,441,138)	(15,545,476)	485,102

Net income (loss)	$(9,915,763)	$(3,441,138)	$(15,545,476)	$485,102

Less: net loss attributable to the noncontrolling interest	(6,741)	—	43,614	—

Net loss attributable to GTB Technologies Inc.	(9,909,022)	(3,441,138)	(15,589,090)	485,102

Weighted average common shares outstanding:
Basic	5,161,471,785	354,196,118	3,392,096,025	354,381,392
Diluted	28,485,320,260	4,526,076,373	26,715,944,500	4,526,261,647
Net loss per share (basic and diluted):
Basic	$(0.00)	$(0.01)	$(0.00)	$0.00
Diluted	(0.00)	(0.00)	(0.00)	0.00

The accompanying footnotes are an integral part of the unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(unaudited)

					Stock	Additional			Total
	Common Stock		Treasury Stock		Loan	Paid-in	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Interest	Deficit

Balance, December 31, 2022	1,535,593,440	$15,356	$1,040	$(643,059)	$(7,610,147)	$288,664,858	$(299,257,917)	—	$(18,830,909)

Common stock issued for conversions	1,294,508,379	12,945	—	—	—	390,603	—	—	403,548
Fair value of derivative liability due to conversions	—	—	—	—	—	316,223	—	—	316,223
Common stock issued for Service	100,000,000	1,000	—	—	—	79,000	—	—	80,000
Net loss	—	—	—	—	—	—	(5,680,068)	50,355	(5,629,713)

Balance, March 31, 2023	2,930,101,819	$29,301	$1,040	$(643,059)	$(7,610,147)	$289,450,684	$(304,937,985)	50,355	$(23,660,851)

Common stock issued for conversions	2,620,652,067	26,207	—	—	—	855,165	—	—	881,372
Fair value of derivative liability due to conversions	—	—	—	—	—	1,686,461	—	—	1,686,461
Net loss	—	—	—	—	—	—	(9,909,022)	(6,741)	(9,915,763)

Balance, June 30, 2023	5,550,753,886	$55,508	$1,040	$(643,059)	$(7,610,147)	$291,992,310	$(314,847,007)	43,614	$(31,008,781)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

Balance, December 31, 2021	33,200,198	$332.00	$1,040	$(643,059)	$(7,610,147)	$284,072,666	$(304,581,773)	—	$(28,761,981)

Common stock issued for conversion of convertible debt and accrued interest	369,198	3,692	—	—	—	34,996	—	—	35,000
Fair value of beneficial conversion feature of converted	—	—	—	—	—	49,504	—	—	49,504
Common stock issued for cash	463,303	4.000	—	—	—	68,304	—	—	68,308
Net loss	—	—	—	—	—	—	3,926,239	—	3,926,239

Balance, March 31, 2022	34,032,699	$340	$1,040	$(643,059)	$(7,610,147)	$284,225,470	$(300,655,534)	—	$(24,682,930)

Common stock issued for conversions	288,672,073	2,887	—	—	—	1,663,973	—	—	1,666,860
Fair value of derivative liability due to conversions	—	—	—	—	—	1,571,238	—	—	1,571,238
Common stock issued for cash	5,036,697	51	—	—	—	163,508	—	—	163,559
Common stock issued for JV - Tokenize	150,000,000	1,500	—	—	—	(1,500)	—	—	—
Equity Method Investment - Meta	500,000,000	5,000	—	—	—	(5,000)	—	—	—
Net loss	—	—	—	—	—	—	(3,441,137)	—	(3,441,137)

Balance, June 30, 2022	977,741,469	$9,777	$1,040	$(643,059)	$(7,610,147)	$287,617,690	$(304,096,671)	—	$(24,722,410)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months Ended June 30,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(15,545,476)	$485,102
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	268,423	307,879
Change in fair value of derivative liability	13,028,486	(3,150,739)
Excess of debt discount and financing costs	1,528,816	—
Shares issued for services	80,000	—
Change in fair value of market equity security	3,692	240,000
Gain on debt extinguishment	(315,297)	—

Changes in operating assets and liabilities:
Account receivable	(10,292)	—
Other receivable	1,259	3,747,836
Prepaid	(39,500)	—
Other assets	(452)	—
Inventory	(1,291)	(60,925)
Unearned revenue	(48,921)	(225)
Contract liabilities	(5,000)	(3,556)
Accounts payable and accrued expenses	838,357	(1,330,044)
Net cash (used in) provided by operating activities	(217,196)	235,328

Cash Flows From Investing Activities:
Investment to GTX	—	(150,000)
Investment to TGHI	—	(125,000)
Net cash used in investing activities	—	(275,000)

Cash Flows From Financing Activities:
Issuance of convertible notes	92,150	200,000
Issuance of note receivable	—	(100,000)
Proceeds from sales of common stock	—	231,865
Repayments to related party	(549,564)	(558,379)
Repayment of Convertible note	(59,004)	—
Proceeds from related party	578,893	575,516
Issuance of notes payable	92,150
Net cash provided by financing activities	154,625	349,002

Net increase in cash	(62,571)	309,330

Cash, beginning of period	106,639	155,106

Cash, end of period	$44,068	$464,436

Cash paid for:
Interest	$—	$2,898
Income taxes	$—	$—

Supplemental non-cash investing and financing activities
Debt discount related to convertible debt	$63,379	$191,741
Reduction in derivative liability due to conversion	$2,002,684	$1,620,742
Shares issued for conversion of convertible debt	$1,284,920	$1,701,864
Share issuance for JV Metaverse	$—	$5,000
Share issuance for JV Tokenize	$—	$1,500

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022 (Unaudited)

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

On July 20, 2023, the Company through its wholly owned subsidiary, Greenwich International Holdings, a Costa Rica corporation (“Greenwich”), entered into an Amended and Restated Joint Venture (the “2023 Tokenize Agreement”) with Magic Internacional Argentina FC, S.L. (“Magic”) and GBT Tokenize Corp (“GBT Tokenize”). GBT Tokenize has developed a vital device based on the Technology Portfolio that is ready for commercialization, as well as certain derivative technologies, which positioned GBT Tokenize to further develop or license certain code sources. On April 3, 2023, GBT Tokenize entered its first commercial transaction to date through the sale of the Avant-AI! technology that been developed by GBT Tokenize, based on the Technology Portfolio.

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

Note 2 – Going Concern

The accompanying CFS have been prepared assuming the Company will continue as a going concern. The Company has an accumulated deficit of $314,847,007 and has a working capital deficit of $30,698,032 as of June 30, 2023, which raises substantial doubt about its ability to continue as a going concern.

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

Principles of Consolidation

The accompanying CFS include the accounts of the Company and its subsidiaries; the Company’s 50% owned subsidiaries GBT Tokenize Corp. (active) and GBT BitSpeed Corp (currently inactive); the Company’s 50% owned subsidiary, Gopher Protocol Costa Rica Sociedad De Responsabilidad Limitada (currently inactive), a wholly owned subsidiary, AltCorp Trading LLC, a Costa Rica company (“AltCorp” currently inactive) and Greenwich International Holdings, a Costa Rica corporation (“Greenwich” currently inactive). All significant intercompany transactions and balances were eliminated.

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

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly-liquid debt instruments with original maturities of three months or less. As of June 30, 2023 and December 31, 2022, the Company did not have any cash equivalents.

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

Inventory

Inventory consists of electronic product ready for sale online on e-commerce platforms. It is stated at the lower of cost or net realizable value and all inventories were returned product from online customers. We value our inventory using the weighted average costing method. Our Company’s policy is to include as a part of inventory any freight incurred to ship the product from our contract vendors to our warehouses. Outbound freight costs to our customers are considered period costs and reflected in selling, general and administrative expenses. We regularly review inventory and consider forecasts of future demand, market conditions and product obsolescence.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its FV and is then re-valued at each reporting date, with changes in the FV reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of June 30, 2023 and December 31, 2022, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

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

At June 30, 2023 and December 31, 2022, the Company identified the following liabilities that are required to be presented on the balance sheet at FV:

Description	Fair Value As of June 30, 2023	Fair Value Measurements at June 30, 2023 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$14,109,864	$—	$14,109,864	$—

Description	Fair Value As of December 31, 2022	Fair Value Measurements at December 31, 2022 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$1,714,143	$—	$1,714,143	$—

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

Unearned revenue

Unearned revenue represents the net amount received for the purchase of products that have not seen shipped to the Company’s customers. The Company has $0 and $48,921 of unearned revenue at June 30, 2023 and December 31, 2022, respectively.

Contract liabilities

On February 22, 2022, the Company entered into an Intellectual Property License and Royalty Agreement with Touchpoint Group Holdings, Inc. (“Touchpoint” or “TGHI”) pursuant to which the Company granted TGHI a worldwide license for its technologies for five years in the domains of Internet of Things (IoT) and Artificial Intelligence enabled mobile technologies pertaining to the Company’s digital currency technology (the “Technology”). GBT will charge TGHI royalties based on actual uses by TGHI of the Technology resulting from revenue attributable to the use, performance or other exploitation of the Technology, to the extent applicable, after deducting any taxes that the Company may be required to collect, and deducting any international sales, goods and services, value added taxes or similar taxes which the Company is required to pay, if any, excluding deductions for taxes on the Company net income. TGHI agreed to issue the Company 10,000,000 shares of common stock of TGHI in the FV of $50,000 as a onetime fee for the Company entering this Intellectual Property License and Royalty Agreement, which was booked contract liabilities and amortized over the five-year term. The Company has yet to earn any royalty income in relation to this agreement as of June 30, 2023. The contract liabilities as of June 30, 2023 and December 31, 2022 was $36,444 and $41,444, respectively.

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

The following table summarizes the carrying amount of the assets and liabilities of Mahaser included in the Company’s consolidated balance sheets at June 30, 2023 and as December 31, 2022 (after elimination of intercompany transactions and balances):

Assets of consolidated variable interest entity (“VIE”) included in the consolidated balance sheets as of June 30, 2023 (after elimination of intercompany transactions and balances) consist of:
Current assets:
Cash and equivalents	$41,077
Accounts Receivable	35,536
Inventory	12,860
Other current asset	452
Total current assets	$89,925

Liabilities of consolidated VIE included in the consolidated balance sheets above (after elimination of intercompany transactions and balances) consist of:
Current liabilities
Total current liabilities	$169,279

Statements of operations of consolidated VIE included in the consolidated statements of operations above (after elimination of intercompany transactions and balances) consist of:
Statements of operations
Sales	$349,204
Cost of goods sold	324,918
Gross profit	(24,286)
General and administrative expenses	62,671
Net Income	$(38,385)

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

	June 30*),	December 31,
	2023	2022
Series B preferred stock	45,000	45,000
Series C preferred stock	700	700
Series H preferred stock	20,000	20,000
Warrants	70,770	70,770
Convertible notes	79,744,214,039	3,949,223,831
Total	79,744,350,509	3,949,360,301

Not including 1,000 Serie I Preferred that been issued on July 20, 2023

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of June 30, 2023, through the date which the CFS are issued. Based upon the review, other than described in Note 18 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the CFS.

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

Note 4 – Marketable Securities

TGHI Agreement

On January 28, 2022, the Company entered into a Stock Purchase Agreement with Marko Radisic (the “Seller”) and Touchpoint Group Holdings, Inc. (“TGHI”) pursuant to which the Company acquired 10,000 shares of Series A Convertible Preferred Stock (the “Touchpoint Preferred”) from the Seller for $125,000. The Touchpoint Preferred is convertible into 10,000,000 shares of common stock of Touchpoint. On February 22, 2022, the Company entered into an Intellectual Property License and Royalty Agreement with TGHI pursuant to which the Company granted TGHI a worldwide license for its technologies for five years in the domains of Internet of Things (IoT) and Artificial Intelligence enabled mobile technologies pertaining to the Company’s digital currency technology (the “Technology”). GBT will charge TGHI earned royalties based on actual uses by TGHI of the Technology resulting from revenue attributable to the use, performance or other exploitation of the Technology, to the extent applicable, after deducting any taxes that the Company may be required to collect, and deducting any international sales, goods and services, value added taxes or similar taxes which the Company is required to pay, if any, excluding deductions for taxes on the Company net income. TGHI agreed to issue the Company 10,000,000 shares of common stock of TGHI in the FV of $50,000 as a one-time fee for the Company entering this Intellectual Property License and Royalty Agreement, which was booked contract liabilities and amortized over the five-year term. The Company has yet to earn any royalty income under this agreement as of June 30, 2023.

TGHI converted the Touchpoint Preferred into 10,000,000 shares of common stock of Touchpoint on February 23, 2022 resulting in the Company owning 20,000,000 shares of common stock of Touchpoint in total FV of $2,000 as of June 30, 2023 based on level 1 stock price in OTC markets.

MetAlert (prior name GTX Corp)

On April 12, 2022, GBT Tokenize Corp (“GBT Tokenize”), a Nevada corporation which the Company owns 50% of the outstanding shares of common stock, entered into a series of agreements with GTX Corp (“GTX”) and various note holders of GTX pursuant to which Tokenize acquired a convertible promissory note of GTX of $100,000 (the “GTX Notes”). In addition, GBT Tokenize acquired 76,923 (GBT acquired 5,000,000 in the original deal, where GTX to perform a corporate action of 1:65 reverse split on September 20, 2022) shares of common stock of GTX for $150,000 - in total FV of $8,846 as of June 30, 2023 based on level 1 stock price in OTC markets.

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

As of June 30, 2023 the notes had an outstanding balance of $ $182,500 and accrued interest of $ $14,716. As of December 31, 2022, the notes had an outstanding balance of $190,000 and accrued interest of $8,475.

As of March, 31, 2023 and December 31, 2022, the marketable security had a FV of $12,506 and $12,538, respectively.

Note 5 – Avant Investment

On April 3, 2023, GBT Tokenize Corp. (“Seller”), a subsidiary that is owned 50% by the Company (“GBT”) entered into an Asset Purchase Agreement (“APA”) with Trend Innovation Holdings, Inc. (“TREN”), in which GBT consented, pursuant to which Seller sold certain assets relating to proprietary system and method named Avant-Ai, which is a text-generation, deep learning self-training model (the “System”).

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

On July 18, 2023 TREN changed its name into: Avant Technologies, Inc and its ticker symbol on OTC Markets was changed into AVAI.

As APA is contingent per the Lock Up Term that all transactions contemplated by the APA maybe unwound, management did not record the transaction.

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

Investment in Joint Venture – GBT Tokenize Corp

On July 20, 2023, the Company through its wholly owned inactive subsidiary, Greenwich International Holdings, a Costa Rica corporation (“Greenwich”), entered into an Amended and Restated Joint Venture (the “2023 Tokenize Agreement”) with Magic Internacional Argentina FC, S.L. (“Magic”) and GBT Tokenize Corp (“GBT Tokenize”).

On March 6, 2020, the Company through Greenwich entered into a Joint Venture and Territorial License Agreement (the “2020 Tokenize Agreement”) with Tokenize-It, S.A. (“Tokenize”). Under the 2020 Tokenize Agreement, the parties formed GBT Tokenize and Tokenize contributed its technology portfolio as described in the 2020 Tokenize Agreement with each Tokenize and the Company owning 50% of GBT Tokenize. The purpose of GBT Tokenize is to develop, maintain and support source codes for its proprietary technologies including advanced mobile chip technologies, tracking, radio technologies, AI core engine, electronic design automation, mesh, games, data storage, networking, IT services, business process outsourcing development services, customer service, technical support and quality assurance for business, customizable and dedicated inbound and outbound calls solutions, as well as digital communications processing for enterprises and start-ups (“Technology Portfolio”). In addition to the Technology Portfolio, Tokenize contributed the services and resources for the development of the Technology Portfolio to GBT Tokenize. The Company contributed 2,000,000 shares of common stock.

On May 28, 2021, the parties agreed to amend the 2020 Tokenize Agreement to expand the territory granted for the Technology Portfolio under the license to GBT Tokenize to include the entire continental United States. The Company issued GBT Tokenize an additional 14,000,000 shares of common stock. On June 30, 2021, Tokenize and its shareholder assigned all their rights under the 2020 Tokenize Agreement, including the Company’s pledged 50% ownership in GBT Tokenize to Magic.

On April 11, 2022, the Company, through Greenwich, entered into a Master Joint Venture and Territorial License Agreement (the “2022 Tokenize Agreement”) with Magic and Tokenize which replaced the 2020 Tokenize Agreement. The Company issued GBT Tokenize an additional 150,000,000 shares of common stock of the Company.

GBT Tokenize has developed a vital device based on the Technology Portfolio that is ready for commercialization, as well as certain derivative technologies, which positioned GBT Tokenize to further develop or license certain code sources. On April 3, 2023, GBT Tokenize entered its first commercial transaction to date through the sale of the Avant-AI! technology that been developed by GBT Tokenize, based on the Technology Portfolio pursuant to which GBT Tokenize received 26,000,000 shares of common stock of Buyer’s shares – Avant Technologies, Inc.

The 2023 Tokenize Agreement restated and replaced the 2022 Tokenize Agreement. Pursuant to the 2023 Tokenize Agreement, as a result of the contribution of the Technology Portfolio by Tokenize and the subsequent contribution of services for the development of the Technology Portfolio by Tokenize and Magic, GBT Tokenize has been able to continue in operation, which has benefited the Company despite its contribution of 166 million shares of common stock valued at approximately $50,000. In order to maintain its 50% ownership interest in GBT Tokenize, the Company agreed to contribute its portfolio of intellectual property to GBT Tokenize and issue to GBT Tokenize 1,000 shares of Series I Preferred Stock (the “Series I Stock”) with a stated value of $35,000 per share which is convertible into common stock of the Company by dividing the stated value by the conversion price of $0.0035, which, if converted in full would result in the issuance of 10 billion shares of common stock of the Company. Further, the Series I Stock will vote on an as converted basis.

The Company pledged its 50% ownership in GBT Tokenize and its 100% ownership of Greenwich to Magic to secure its Technology Portfolio investment.

Although the investment was impaired, the product development is still ongoing. The carrying amount of this investment at June 30, 2023 and December 31, 2022, was $0 and $0, respectively.

Note 7 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2023 and at December 31, 2022 consist of the following:

	2023	2022
Accounts payable	$1,029,063	$1,530,762
Accrued liabilities	1,182,390	1,513,261
Accrued interest	3,578,226	3,196,611
Total	$5,789,679	$6,240,634

Note 8 – Unearned Revenue

Unearned revenue represents the net amount received for the purchase of products that have not seen shipped to the Company’s customers. In 2018, the Company ran pre-sales efforts for its pet tracker product and received prepayments for its product. The Company has $nil and $48,921 of unearned revenue at June 30, 2023 and December 31, 2022, respectively.

Note 9 – Convertible Notes Payable, Non-related Partied and Related Party

Convertible notes payable – non related parties at June 30, 2023 and at December 31, 2022 consist of the following:

	June 31,	December 31,
	2023	2022
Convertible note payable to GBT Technologies S.A	$5,485,746	$6,395,531
Convertible notes payable to 1800	113,260	191,275
Convertible notes payable to Glen	462,500	—
Total convertible notes payable, non related parties	6,010,926	6,586,788
Unamortized debt discount	(89,285)	(189,060)
Convertible notes payable – non related parties	5,972,221	6,397,727
Less current portion	(5,964,806)	(6,397,727)
Convertible notes payable – non related parties, long-term portion	$7,415	$—

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

During the period ended June 30, 2023, IGOR 1 converted $639,710 of the convertible note into 1,926,000,000 shares of the Company’s common stock.

As of June, 30, 2023, the note had an outstanding balance of $ $5,485,746 and accrued interest of $ $2,367,092.

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

During the period ended June 30, 2023, the company paid back $39,043 to 1800 Diagonal lending and the remaining convertible note balance been converted into 136,993,684 shares.

As of June 30, 2023, the note had an outstanding balance of $ $0 and an interest of $0.

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

As of June, 30, 2023, the consolidated convertible note had an outstanding balance of $462,500 and an interest of $19,894.

Sixth Street Lending LLC – named changed - 1800 Diagonal Lending LLC

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

As of June, 30, 2023, the note had an outstanding balance of $39,446.

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

As of June, 30, 2023, the note had an outstanding balance of $62,680.

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

As of June, 30, 2023, the note had an outstanding balance of $47,208.

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

As of June, 30, 2023, the note had an outstanding balance of $50,580.

Convertible notes payable – related parties at June 30, 2023 and December 31, 2022 consist of the following:

	June 30,	December 31,
	2023	2022
Convertible note payable to Stanley Hills	708,395	116,605
Unamortized debt discount	—	—
Convertible notes payable, net, related party	708,395	116,605
Less current portion	(708,395)	(116,605)
Convertible notes payable, net, related party, long-term portion	$—	$—

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

As of June, 30, 2023 and December 31, 2022 the principal balance of Stanley debt is $708,395 and 116,605 respectively. The unpaid interest of the Stanley debt at June 30, 2023 and December 31, 2022 was $32,132 and $11,247, respectively.

Discounts on convertible notes

The Company recognized debt discount of $179,876 and $307,879 during the six months ended June 30, 2023 and 2022, respectively, related to the amortization of the debt discount on convertible notes. The unamortized debt discount at June 30, 2023 and at December 31, 2022 was $268,423 and $307,879, respectively.

A roll-forward of the convertible notes payable from December 31, 2022 to June 30, 2023 is below:

Convertible notes payable, December 31, 2022	$6,703,393
Issued for cash	113,260
Convertible note issued for accounts payable	1,262,500
Payment with cash	(39,043)
Conversion to common stock	(1,232,709)
Other settlement	(37,500)
Convertible notes payable, June 30, 2023	$6,769,901

Note –10 - Notes Payable, Non-related Parties and Related Party

Notes payable, non-related parties at June 30, 2023 and December 31, 2022 consist of the following:

	June 30,	December 31,
	2023	2022
1800 note	$86,655	$—
SBA loan	350,000	350,000
Total notes payable	436,655	350,000
Unamortized debt discount	(11,229)	—
Notes payable	425,426	350,000
Less current portion	122,093	(41,137)
Notes payable, long-term portion	$303,333	$308,863

SBA Loan

On June 22, 2020, the Company received a loan from the Small Business Administration under the Economic Injury Disaster Loan program related to the COVID-19 relief efforts. The loan bears interest at 3.75%, requires monthly principal and interest payments of $731 after 12 months from funding and is due 30 years from the date of issuance. The monthly payments have been extended by the SBA to all EIDL borrowers with additional 12 months. Monthly payments will be commenced on or around June 16, 2022. On October 1, 2021, the Company entered an Amended Loan Authorization and Agreement with the SBA providing for the modification of the Original Note providing for monthly principal and interest payments of $1,771 after 24 months from the Original Note commencing on or around June 22, 2022. On March 17, 2022 the SBA notified it deferred the payments to all COVID-19 EIDL loans will have the first payment due extended from 24-months to 30-months from the date of the note. The Modified Note will continue to bear interest at 3.75% and is due 30 years from the date of issuance of the Original Note. The Modified Note is guaranteed by Douglas Davis, the former CEO of the Company and current consultant, as well as by GBT Tokenize Corp. The additional funding of $200,000 was received by the Company on October 5, 2021. The balance of the note at June 30, 2023 and at December 31, 2022 was $350,000 and $350,000 plus accrued interest of $30,005 and $23,707, respectively. The Company did not perform any payment on the loan and seeking hardship from the SBA for reduce payment which was not yet addressed by the SBA.

Notes payable, related party at June 30, 2023 and December 31, 2022 consist of the following:

	June 30,	December 31,
	2023	2022
Alpha Eda note payable	$140,000	$140,000
Total notes payable, related party	140,000	140,000
Unamortized debt discount	—	—
Notes payable, net, related party	140,000	140,000
Less current portion	(140,000)	(140,000)
Notes payable, net, related party, long-term portion	$—	$—

Alpha Eda

On November 15, 2020, the Company issued a promissory note to Alpha Eda, LLC (“Alpha”), a related party for $140,000. The note accrues interest at 10%, is unsecured and was due on September 30, 2021. On March 31, 2023 Alpha and the Company extended the note maturity to December 31, 2023. The balance of the note at June 30, 2023 and at December 31, 2022 was $140,000 and $140,000 plus accrued interest of $39,217 and $32,633, respectively.

Discounts on Promissory Note

The Company recognized debt discount of $66,616 and $0 during the period ended June 30, 2023 and December 31, 2022, respectively, related to the amortization of the debt discount on promissory notes. The unamortized debt discount at June 30, 2023 and at December 31, 2022 was $51,496 and $0, respectively.

Note 11 – Accrued Settlement

In connection with a legal matter filed by the Investor of the $8,340,000 Senior Secured Redeemable Convertible Debenture, on December 23, 2019, in the pending arbitration between the Company and the Investor, an Interim Award was entered in favor of the Investor. On January 31, 2020, the Company was informed that a final award was entered (the “Final Award”). The Final Award affirms that certain sections of the Senior Secured Redeemable Convertible Debenture (the “Debenture”) constitute unenforceable liquidated damages penalties and were stricken. Further, it was determined that the Investor was entitled to recovery of their attorney’s fees. Consequently, the arbitrator awarded Investor an award of $4,034,444 plus interest of 7.25% accrued from May 15, 2019 (presented separately in accounts payable and accrued expenses) and costs of $55,613. In connection with this settlement, the Company recognized a gain on the settlement of debt of $1,375,556 in 2019 as the difference between the carrying amount of the debt and the amount awarded by the arbitrator. The Company recorded accrued settlement of $4,090,057 and $4,090,057 at June 30, 2023 and at December 31, 2022, respectively.

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

The Company uses a weighted average Black-Scholes option pricing model with the following assumptions to measure the FV of derivative liability at June 30, 2023 and at December 31, 2022:

	June 30,	December 31,
	2023	2022
Stock price	$0.00042	$0.001

Risk free rate	4.40-5.47%	4.42-4.76%
Volatility	182-364%	213-277%
	0.00009-	0.0015-
Conversion/ Exercise price	$0.00043	$0.0017
Dividend rate	0%	0%

The following table represents the Company’s derivative liability activity for the period ended June 30, 2023:

Derivative liability balance, December 31, 2022	$1,714,142
Issuance of derivative liability during the period	1,369,920
Fair value of beneficial conversion feature of debt converted	(2,002,684)
Change in derivative liability during the period	13,028,486
Derivative liability balance, March 31, 2023	$14,109,864

 Note 13 - Stockholders’ Equity

Common Stock

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

●	To amend the Company’s Articles of Incorporation, (the “Articles of Incorporation”) to increase the number of authorized shares of common stock, par value $0.00001 per share (the “Common Stock”), of the Company from 2,000,000,000 shares to 10,000,000,000 shares. This action concluded on August 11, 2022.

●	(i) authorize the Company’s Board of Directors to effect, in its sole discretion, a reverse stock split of the Common Stock in a ratio of up to 1-for-500 (the “Reverse Stock Split”), and (ii) authorize the filing of an amendment to the Company’s Articles of Incorporation to implement the Reverse Stock Split and any other action deemed necessary to effectuate the Reverse Stock Split, without further approval or authorization of stockholders, at any time prior to December 31, 2023. This action was not commenced yet by the Company’s board.

During the period ended June 30, 2023, the Company had the following transactions in its common stock:

●	Of 3,915,160,446 Shares issued for the conversion of convertible notes of $1,232,709 and accrued interest of $52,211; and

●	Of 100,000,000 Shares issued to Pacific Captital Markets LLC for certain for service agreement between Pacific Captital Markets LLC. and the Company. The value of the shares of $80,000 was determined based on the FV of the Company’s common stock;

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

As of June 30, 2023 and as of December 31, 2022, there were 45,000 Series B Preferred Shares outstanding.

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

At June 30, 2023 and at December 31, 2022, GV owns 700 Series C Preferred Shares.

Series D Preferred Shares

As of June, 30, 2023 and as of December 31, 2022, there are 0 and 0 shares of Series D Preferred Shares outstanding, respectively.

Series G Preferred Shares

As of June, 30, 2023 and as of December 31, 2022, there are 0 and 0 shares of Series G Preferred Shares outstanding, respectively.

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

As of June, 30, 2023 and as of December 31, 2022, there are 20,000 shares of Series H Preferred Shares outstanding.

Warrants

The following is a summary of warrant activity.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2022	70,770	$205.07	0.30	$—
Granted	—
Forfeited	60,100
Exercised	—
Outstanding, June 30, 2023	10,670	$729.90	0.02	$—
Exercisable, June 30, 2023	10,670	$729.90	0.02	$—

The exercise price for warrant outstanding and exercisable at March 31, 2023:

Outstanding	Exercisable
Number of	Exercise	Number of	Exercise
Warrants	Price	Warrants	Price
10,000	135.00	10,000	135.00
400	1,595.00	400	1,595.00
100	11,750.00	100	11,750.00
150	12,500.00	150	12,500.00
20	14,000.00	20	14,000.00
10,670		10,670

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

For the period ended June 30, 2023, the Company did not receive any proceeds from the equity purchase agreement.

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

On July 20, 2023, the Company through its wholly owned subsidiary, Greenwich International Holdings, a Costa Rica corporation (“Greenwich”), entered into an Amended and Restated Joint Venture (the “2023 Tokenize Agreement”) with Magic Internacional Argentina FC, S.L. (“Magic”) and GBT Tokenize Corp (“GBT Tokenize”). On March 6, 2020, the Company through Greenwich entered into a Joint Venture and Territorial License Agreement (the “2020 Tokenize Agreement”) with Tokenize-It, S.A. (“Tokenize”). Under the 2020 Tokenize Agreement, the parties formed GBT Tokenize and Tokenize contributed its technology portfolio as described in the 2020 Tokenize Agreement with each Tokenize and the Company owning 50% of GBT Tokenize. The purpose of GBT Tokenize is to develop, maintain and support source codes for its proprietary technologies including advanced mobile chip technologies, tracking, radio technologies, AI core engine, electronic design automation, mesh, games, data storage, networking, IT services, business process outsourcing development services, customer service, technical support and quality assurance for business, customizable and dedicated inbound and outbound calls solutions, as well as digital communications processing for enterprises and start-ups (“Technology Portfolio”). In addition to the Technology Portfolio, Tokenize contributed the services and resources for the development of the Technology Portfolio to GBT Tokenize. The Company contributed 2,000,000 shares of common stock. On May 28, 2021, the parties agreed to amend the 2020 Tokenize Agreement to expand the territory granted for the Technology Portfolio under the license to GBT Tokenize to include the entire continental United States. The Company issued GBT Tokenize an additional 14,000,000 shares of common stock. On June 30, 2021, Tokenize and its shareholder assigned all their rights under the 2020 Tokenize Agreement, including the Company’s pledged 50% ownership in GBT Tokenize to Magic. On April 11, 2022, the Company, through Greenwich, entered into a Master Joint Venture and Territorial License Agreement (the “2022 Tokenize Agreement”) with Magic and Tokenize which replaced the 2020 Tokenize Agreement. The Company issued GBT Tokenize an additional 150,000,000 shares of common stock of the Company. GBT Tokenize has developed a vital device based on the Technology Portfolio that is ready for commercialization, as well as certain derivative technologies, which positioned GBT Tokenize to further develop or license certain code sources. On April 3, 2023, GBT Tokenize entered its first commercial transaction to date through the sale of the Avant-AI! technology that been developed by GBT Tokenize, based on the Technology Portfolio pursuant to which GBT Tokenize received 26,000,000 shares of common stock of Buyer’s shares – Avant Technologies, Inc. The 2023 Tokenize Agreement restated and replaced the 2022 Tokenize Agreement. Pursuant to the 2023 Tokenize Agreement, as a result of the contribution of the Technology Portfolio by Tokenize and the subsequent contribution of services for the development of the Technology Portfolio by Tokenize and Magic, GBT Tokenize has been able to continue in operation, which has benefited the Company despite its contribution of 166 million shares of common stock valued at approximately $50,000. In order to maintain its 50% ownership interest in GBT Tokenize, the Company agreed to contribute its portfolio of intellectual property to GBT Tokenize and issue to GBT Tokenize 1,000 shares of Series I Preferred Stock (the “Series I Stock”) with a stated value of $35,000 per share which is convertible into common stock of the Company by dividing the stated value by the conversion price of $0.0035, which, if converted in full would result in the issuance of 10 billion shares of common stock of the Company. Further, the Series I Stock will vote on an as converted basis. The Company pledged its 50% ownership in GBT Tokenize and its 100% ownership of Greenwich to Magic to secure its Technology Portfolio investment.

Yello Partners Inc.

As of June, 30, 2023 and as of December 31, 2022, the Company has $565,000 and $505,000 owed to Yello Partners, Inc., a Company owned by the CEO.

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

Stanley Hills LLC Accounts Payable – Related Party

On March 8, 2020, SURG filed a lawsuit against its transfer agent, Vstock from transferring millions of SURG stock that is currently in possession by the Company and assigned to Stanley Hills, LLC. On January 1, 2021, SURG, AltCorp and Stanley Hills, LLC (“Stanley”) entered into a Mutual Release and Settlement Agreement (“Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, SURG agreed to amend the AltCorp Exchange Agreement where SURG acknowledged a debt of $3,300,000 (the “Debt”) to be paid in 33 monthly payments of $100,000 payable in shares of common stock of SURG at a per share price equal the volume weighted average price of Surg’s common stock during the 10 trading days immediately preceding the issuance. SURG paid $400,000 in cash and $800,000 by shares. The SURG common stock issued to Altcorp has been pledged since August 12, 2020 for the benefit of Stanley to secure Stanley’s note payable by the Company. Accordingly, the SURG Common Stock issued to AltCorp as a result of the Settlement Agreement were pledged to Stanley. As of December 31, 2021 there were no surge shares pledges after the final settlement signed on December 22, 2021 and that replaced all prior settlement agreement. The final settlement SURG agreed to make total payments of $4,200,000 to the Company on or prior to January 7, 2022. This $4.2 million amount consists of $450,000 paid by SURG in November and December 2021, $100,000 to be paid on or about January 4, 2022, and $3,650,000 to be paid on or prior to January 7, 2022 of which $375,000 will be held in escrow as described before. The $3,750,000 was recorded as other receivable as of 31, 2021. On January 1, 2023, the Company issued a convertible promissory note to Stanley for its credit balances in the principal amount of $750,000. As of June 30, 2023, the Company has recorded an outstanding payable balance to Stanley amounted $607,327.

Consulting income for the period ended June 30, 2023 and for the year ended on December 31, 2022 were $0 and $45,000. Consulting income are derived from providing IT consulting services to Stanley Hills, a related party.

Note 15 - Contingencies

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

Stock Loan Receivable

On January 8, 2019, the Company entered into a Stock Pledge Agreement with Latin American Exchange Latinex Casa de Cambio, S.A., a Costa Rica corporation (“Latinex”), to provide that Latinex may maintain its required regulatory capital as required by various regulators. The Company pledged 4,006 restricted shares of its common stock valued at $7,610,147 (based on the closing price on the grant date) for three years for an annual payment of $375,000 paid in quarterly installments of $93,750. In lieu of cash payment, Latinex may pay the Company in virtual currency of WISE Network S.A. valued at a 50% discount of its offering price of $10 per token. In the event that Latinex’s required capital has decreased below $5,000,000, Latinex is permitted to sell the pledged shares of common stock only in an amount to ensure that Latinex can satisfy the required capital levels. The Company must consent to such sale of the shares of common stock, which may not be unreasonably withheld. Upon expiration of the agreement, the remaining shares of common stock shall be returned to the Company free and clear of all liens. The Company recorded the value of these shares of common stock as a stock loan receivable which is presented as a contra-equity account in the accompanying consolidated balance sheets. At December 31, 2019, the Company wrote off the accrued interest income as Latinex did not perform any payment and the Company has no mean to enforce this payment. Latinex agreed in principle to return the pledged 4,006 restricted shares to the Company for cancellation. The 4,006 restricted shares have not yet been returned to the Company as of June 30, 2023.

Investment in Surge Holdings, Inc.

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

As of June 30, 2023 and as of December, 31 2022 there is no balances with regard to this transactions.

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

Metaverse Agreements

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

Assets Sale - TREN

On April 3, 2023, GBT Tokenize Corp. (“Seller”), a subsidiary that is owned 50% by the Company, entered into an agreement to sell certain assets relating to a proprietary system and method named Avant-Ai to TREN. Avant-Ai is a text-generation, deep learning self-training model. In exchange for the assets, TREN is required to issue 26,000,000 common shares (“Shares”) to Seller. The Shares will be restricted under Rule 144 of the Securities Act of 1933, as amended, and Seller agreed to a lock-up period of nine months following closing. If TREN is unable to up-list to Nasdaq either through a business combination or otherwise within nine months of the closing, Seller may request that all transactions contemplated by the agreement be unwound.

On July 18, 2023, TREN changed its name to Avant Technologies, Inc. and its ticker symbol on OTC Markets was changed to AVAI.

Potential IP’s Sale

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

Service Agreement

On February 24, 2023 the Company entered into service agreement with Pacific Capital Markets LLC , where 100,000,000 Shares issued to it for certain for service agreement between Pacific Captital Markets LLC. and the Company. The value of the shares of $80,000 was determined based on the FV of the Company’s common stock. Pacific Capital Markets never granted the contracted services, and been notified accordingly by the Company. Specifically, GBT, as a Nevada Corporation, ”may authorize shares to be issued for consideration consisting of any tangible or intangible property or benefit to the corporation, including, but not limited to, cash, promissory notes, services performed, [or] contracts for services to be performed...” NRS 78.211(1). As such on or Friday, July 14, 2023 the Company’s Board adopted a resolution to immediately cancel the transfer of Shares in its entirety, and commence action on it.

Note 16 – Concentrations

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk for the years, consist principally of temporary cash investments. There have been no losses in these accounts through June 30, 2023 and the year ended on December 31, 2022.

Liquidity risk

The Company has an accumulated deficit of $314,747,007 and has a working capital deficit of $30,698,032 as of June 30, 2023, which raises substantial doubt about its ability to continue as a going concern as the Company does not have sufficient funds to discharge its current liabilities.

Customers

Sales for both the period ended June 30, 2023 and 2022 were $349,204 and $614,951. The Consulting income from related party for the period ended June 30, 2023 and 2022 was $0 and $45,000.

Note 17 - Subsequent Events

On July 28, 2023 the Company filed with the SEC preliminary information statement seeking to amends the Company’s Articles of Incorporation, to increase the number of authorized shares of common stock, par value $0.00001 per share, of the Company from 10,000,000,000 shares to 30,000,000,000 shares.

On April 17, 2023, Bannix Acquisition Corp. (“Bannix”), EVIE Autonomous Group Ltd. (“EVIE”) and EVIE’s shareholders entered into a Business Combination Agreement pursuant to which Bannix agreed to acquire EVIE. In addition, Bannix agreed to acquire from the Company, the Apollo System which is intellectual property covered by patent application filed with the US Patent and Trademark Office. This patent application describes a machine learning driven technology that controls radio wave transmissions, analyzes their reflections data, and constructs 2D/3D images of stationary and moving objects. The Apollo system is based on radio waves and can detect an entity’s moving and stationary positions, enabling imaging technology to show these movements and positions on a screen in real time. This includes an AI technology that controls the radio waves transmission and analyzes the reflections. The goal is to integrate the Apollo System as an efficient driver monitoring system, detecting impaired or distracted drivers, providing audible and visual alerts (“the “Patents”).

On August 8, 2023, Bannix entered into a Patent Purchase Agreement (“PPA”) with GBT Tokenize Corp. (“Tokenize”), a which is 50% owned of GBT, which provided its consent, to acquire the entire right, title, and interest of the Patents. The closing date of the PPA will be immediately follow the closing of the acquisition of EVIE by Bannix. The Purchase Price is set at 5% of the consideration that Bannix is paying to the shareholders of EVIE. The Business Combination Agreement sets the consideration to be paid by Bannix at $850 million and, in turn, the consideration in the PPA to be paid to Tokenize is $42.5 million. If the final purchase price is less than $30 million, Tokenize has the option to cancel the PPA. In accordance therewith, Bannix agrees to pay, issue and deliver to Tokenize, $42,500,000 in series A preferred stock to Tokenize, which such terms will be more fully set forth in the Series A Preferred Stock Certificate of Designation to be filed with the Secretary of State of the State of prior to the Closing Date. The Series A Preferred Stock will have stated value of face value of $1,000 per share and is convertible, at the option of Tokenize, into shares of common stock of Bannix at 5% discount to the VWAP during the 20 trading days prior to conversion, and in any event not less than $1.00. The Series A Preferred Stock will not have voting rights and will be entitled to dividends only in the event of liquidation. The Series A Preferred Stock will have a 4.99% beneficial ownership limitation.

Series A Preferred Stock and the shares of common stock issuable upon conversion of the Series A Preferred Stock (the “Conversion Shares”) shall be subject to a lock-up beginning on the Closing Date and ending on the earliest of (i) the six (6) months after such date, (ii) a Change in Control, or (iii) written consent of Purchaser (the “Seller Lockup Period”).

Subsequent to June 30, 2023, 1,152,941,176 shares of common stock were issued for the conversion of convertible notes of $98,000.

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

This section of the report should be read together with Footnotes of the Company audited financials for the year ended December 31, 2022, the unaudited statements of operations for the six months ended June 31, 2023 and 2022 are compared in the sections below.

General Overview

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

On July 20, 2023, the Company through its wholly owned subsidiary, Greenwich International Holdings, a Costa Rica corporation (“Greenwich”), entered into an Amended and Restated Joint Venture (the “2023 Tokenize Agreement”) with Magic Internacional Argentina FC, S.L. (“Magic”) and GBT Tokenize Corp (“GBT Tokenize”). GBT Tokenize has developed a vital device based on the Technology Portfolio that is ready for commercialization, as well as certain derivative technologies, which positioned GBT Tokenize to further develop or license certain code sources. On April 3, 2023, GBT Tokenize entered its first commercial transaction to date through the sale of the Avant-AI! technology that been developed by GBT Tokenize, based on the Technology Portfolio.

The unaudited condensed financial statements (“CFS”) are prepared by the Company, pursuant to the rules and regulations of the SEC. The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented

Results of Operations:

Three Months Ended June 30, 2023 and 2022

A comparison of the statements of operations for the three months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30		Change
	2023	2022	$	%
Sales	$131,419	$344,981	$(213,562)	-62%
Consulting income – related party	—	—	—	0%
Total sales	131,419	344,981	(213,562)	-62%
Cost of goods sold	148,827	179,471	30,644	17%
Gross profit	(17,408)	165,510	(182,918)	-111%

Operating expenses	334,501	926,342	(591,841)	-64%
Loss from operations	(351,909)	(760,832)	408,923	-54%
Other income	(9,563,854)	(2,680,306)	(6,883,548)	257%
Income (Loss) before provision for income taxes	(9,915,763)	(3,441,138)	(6,474,625)	188%
Provision for income taxes	—	—	—
Net Income (Loss)	$(9,915,763)	$(3,441,138)	$(6,474,625)	188%

For the three months period ended June 30, 2023, our Company earned net revenues of $131,419. 100% sales were derived from E-commerce sales.

Operating expenses for the three months ended June 30, 2023 were $334,501, compared to $926,342 for the same period in 2022. The decrease of $591,841 or 64% was principally due to a decrease in marketing and Professional expense.

Other income (expense) for the three months ended June 30, 2023 was $(9,563,854), an increase of $6,883,548 or 257% from $(2,680,306) for the same period in 2022. The change is principally due to an increase in the change in FV of derivative liability and loss from the marketable securities.

Net income (loss) for the three months ended June 30, 2023 was $(9,915,763) compared to $(3,441,138) for the same period in 2022 due to the factors described above.

Six Months Ended June 30, 2023 and 2022

A comparison of the statements of operations for the six months ended June 30, 2023 and 2022 is as follows:

	Six Months Ended June 30		Change
	2023	2022	$	%
Sales	$349,204	$569,951	$(220,747)	-39%
Consulting income – related party	—	45,000	(45,000)	-100%
Total sales	349,204	614,951	(265,747)	-43%
Cost of goods sold	324,918	388,458	(63,540)	-16%
Gross profit	24,286	226,493	(202,207)	-89%

Operating expenses	832,730	1,932,744	(1,100,014)	-57%
Loss from operations	(808,444)	(1,706,251)	897,807	-53%
Other income	(14,737,032)	2,191,353	(16,928,385)	-773%
Income (Loss) before provision for income taxes	(15,545,476)	485,102	(16,030,578)	-3305%
Provision for income taxes	—	—	—
Net Income (Loss)	$(15,545,476)	485,102	(16,030,578)	-3305%

For the six months period ended June 30, 2023, our Company earned net revenues of $349,204. 100% sales were derived from E-commerce sales.

For the six months period ended June 30, 2022, our Company earned net revenues of $614,951. $45,000 sales were derived from providing IT consulting services to a related party, and $569,951 sales were derived from e-commerce sales that commenced in the six months ended June 30, 2022.

Operating expenses for the six months ended June 30, 2023 were $832,730, compared to $1,932,744 for the same period in 2022. The decrease of $1,100,014 or 57% was principally due to a decrease in marketing and Professional expense.

Other income (expense) for the six months ended June 30, 2023 was $(19,285,944), an increase of $21,477,296 or 980% from $2,191,353 for the same period in 2022. The change is principally due to an increase in the change in FV of derivative liability and loss from marketable securities.

Net income (loss) for the six months ended June 30, 2023 was $(15,545,476) compared to $485,102 for the same period in 2022 due to the factors described above.

Liquidity and Capital Resources

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $314,847,007 and has a working capital deficit of $30,698,032 as of June 30, 2023, which raises substantial doubt about its ability to continue as a going concern.

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

Our cash and cash equivalent were $44,068 and $106,639 at June 30, 2023 and December 31, 2022, respectively. Cash provided by (used in) operating activities during the period ended June 30, 2023 was $(217,196) compared to $235,328 during the same period in 2022. The amount provided by operating activities for the period ended June 30 2023 was primarily related to a net loss of $15,545,476 and offset by amortization of debt discount of $268,423, and change in FV of derivative liability of $13,028,486. Our working capital position changed by going from a working capital deficit of $18,522,046 at December 31, 2022 to a working capital deficit of $30,698,032 at June 30, 2023.

Cash flows used in investing activities were nil during the period ended June 30, 2023, compared to $275,000 for the same period in 2022. The decrease is due to the Stock Purchase Agreement with Marko Radisic and Touchpoint Group Holdings, Inc. and the Intellectual Property License and Royalty Agreement with Touchpoint Group Holdings, Inc. from last year.

Cash provided from financing activities for the period ended June 30, 2023 was $154,625, compared to $349,002 for the same period in 2022. The change was primarily due to an increase in proceeds from convertible notes of $92,150, and an increase in proceeds from related party of $578,893 and repayments to related party of $549,564 and a repayment of convertible note payable $59,004. Cash from financing activities for the period ended June 30, 2022, was due to an increase in proceeds from common stock of $231,865 and proceeds from convertible notes of $200,000 and reduce by issuance of note receivable of $100,000.

We sustained net loss of $15,545,476 for the six months ended June 30, 2023. In addition, we had a working capital deficit of $30,698,032 and accumulated deficit of $314,847,007 at June 30, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2023, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2023. Based on this assessment, management believes that as of June 30, 2023, our internal control over financial reporting is not effective based on those criteria.

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

Item 1A. Risk Factors.

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 1A. Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ended June 30, 2023, the Company had the following transactions in its common stock:

●	Of 3,915,160,446 Shares issued for the conversion of convertible notes of $1,232,709 and accrued interest of $ $52,211; and

●	Of 100,000,000 Shares issued to Pacific Captital Markets LLC for certain for service agreement between Pacific Captital Markets LLC. and the Company. The value of the shares of $80,000 was determined based on the FV of the Company’s common stock. The share has been cancelled in subsequent period.

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

On July 28, 2023 the Company filed with the SEC preliminary information statement seeking

To amend the Company’s Articles of Incorporation, to increase the number of authorized shares of common stock, par value $0.00001 per share, of the Company from 10,000,000,000 shares to 30,000,000,000 shares.

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

GBT TECHNOLOGIES INC.
(Registrant)

Date: August 17, 2023	By:	/s/ Mansour Khatib
Mansour Khatib
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)