Form 10-Q
period 2023-09-30
GBT Technologies Inc.
filed 2023-11-20
CIK 1471781

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commissions file number: 000-54530

GBT TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Nevada	27-0603137
State or other jurisdiction of	I.R.S. Employer Identification Number
incorporation or organization

8557 N West Knoll Dr. West Hollywood CA 90069

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.00001 par value	8,653,695,062 Common Shares
(Class)	(Outstanding at November 20, 2023)

GBT TECHNOLOGIES INC.

Item 1: Condensed consolidated financial statements

GBT TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	September 30,	December 31,
	2023	2022
	(Unaudited)	(Audited/As Restated*)
Current Assets:
Cash	$592	$13,058
Prepaid	—	12,500
Note receivable	200,772	198,475
Marketable securities	38,506	16,198
Current assets of discontinued operations	—	130,394
Total current assets	239,870	370,625

Total assets	$239,870	$370,625

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses (including related parties of $1,300,239 and $1,539,802)	$6,169,170	$6,103,900
Accrued settlement	4,090,057	4,090,057
Unearned revenue	—	48,921
Contract liabilities	—	41,444
Convertible notes payable, current, net of discount of $66,512 and $189,060	5,926,994	6,397,727
Convertible notes payable, related party, net of discount of $0 and $0	661,395	116,605
Notes payable, current, net of original issue discount of $4,077 and $0	79,249	41,137
Notes payable, related party	140,000	140,000
Due to related party	—	27,375
Derivative liability	13,484,634	1,714,143
Current liabilities of discontinued operations	—	171,362
Total current liabilities	30,551,499	18,892,671

Non-Current Liabilities:
Note payable, noncurrent, net of discount of $0 and $0	312,219	308,863
Total noncurrent liabilities	312,219	308,863

Total liabilities	30,863,718	19,201,534

Stockholders’ Deficit:
Series B Preferred stock, $0.00001 par value; 20,000,000 shares authorized; 45,000 and 45,000 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Series C Preferred stock, $0.00001 par value; 10,000 shares authorized; 700 and 700 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Series D Preferred stock, $0.00001 par value; 100,000 shares authorized; 0 and 0 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Series G Preferred stock, $0.00001 par value; 2,000,000 shares authorized; 0 and 0 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Series H Preferred stock, $0.00001 par value ($500.00 stated value); 40,000 shares authorized; 20,000 and 20,000 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.00001 par value; 10,000,000,000 shares authorized; 6,903,695,062 and 1,535,593,440 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	69,038	15,356
Treasury stock, at cost; 21 shares at September 30, 2023 and December 31, 2022, respectively	(643,059)	(643,059)
Stock loan receivable	(7,610,147)	(7,610,147)
Additional paid in capital	292,353,890	288,664,858
Accumulated deficit	(314,837,377)	(299,257,917)
Total stockholders’ deficit	(30,667,655)	(18,830,909)
Non-Controlling Interest	43,807	—
Total stockholders’ deficit attributable to GBT Technologies, Inc.	(30,623,848)	(18,830,909)
Total liabilities and stockholders’ deficit	$239,870	$370,625

*The following audited balances were updated to reflect the discontinued operations of Mahaser Ltd.

The accompanying footnotes are an integral part of the unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited/As Restated)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022*	2023	2022*
Sales - related party	$—	$45,000	$—	$90,000
Total sales	—	45,000	—	90,000
Cost of goods sold	—	—	—	—
Gross profit	—	45,000	—	90,000

Operating expenses:
General and administrative expenses	47,359	105,872	287,688	338,845
Marketing expenses	80,311	87,900	192,308	521,200
Professional expenses	189,749	378,226	607,509	1,499,493
Total operating expenses	317,419	571,998	1,087,505	2,359,538

Loss from operations	(317,419)	(526,998)	(1,087,505)	(2,269,539)

Other income (expense):
Amortization of debt discount	(29,927)	(54,132)	(298,348)	(362,011)
Change in fair value of derivative liability	365,121	(354,869)	(12,663,365)	2,795,870
Interest expense and financing costs	(156,497)	(261,834)	(2,111,400)	(731,126)
Gain on debt extinguishment	—	—	315,297	—
Gain on RJW settlement		3,012,633	—	3,012,633
Gain on bad debt	—	—	—	50,000
Gain on loss of control	38,385	—	38,385	—
Change in fair value of marketable securities	—	(50,537)	(3,692)	(290,537)
Other income - related party licensing income	66,353	7,814	269,553	15,699
Total other income (expense)	283,435	2,299,075	(14,453,570)	4,490,528

Income (loss) before income taxes	(33,984)	1,772,077	(15,541,075)	2,220,989

Income tax expense	—	—	—	—

Loss from continuing operations	(33,984)	1,772,077	(15,541,075)	2,220,989

Discontinued operations:
Gain/(Loss) from discontinued operations	(38,385)	(1,613)	(38,385)	34,576

Net income (loss)	$(72,369)	$1,770,464	$(15,579,460)	$2,255,565

Less: net loss attributable to the noncontrolling interest	193	—	43,807	—

Net loss attributable to GTB Technologies Inc.	(72,562)	1,770,464	(15,623,267)	2,255,565

Weighted average common shares outstanding:
Basic	5,342,065,441	1,108,371,904	4,462,434,507	1,426,061,998
Diluted	28,665,913,915	5,198,401,226	27,786,282,982	5,516,091,320
Net loss per share (basic and diluted):
Basic	$(0.00)	$0.00	$(0.00)	$0.00
Diluted	(0.00)	0.00	(0.00)	0.00

*The following unaudited balances were updated to reflect the discontinued operations of Mahaser Ltd.

The accompanying footnotes are an integral part of the unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Unaudited/As Restated*)

					Stock	Additional			Total
	Common Stock		Treasury Stock		Loan	Paid-in	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Interest	Deficit

Balance, December 31, 2022	1,535,593,440	$15,356	$1,040	$(643,059)	$(7,610,147)	$288,664,858	$(299,257,917)	—	$(18,830,909)

Common stock issued for conversions	1,294,508,379	12,945	—	—	—	390,603	—	—	403,548
Fair value of derivative liability due to conversions	—	—	—	—	—	316,223	—	—	316,223
Common stock issued for Service	100,000,000	1,000	—	—	—	79,000	—	—	80,000
Net loss	—	—	—	—	—	—	(5,680,068)	50,355	(5,629,713)

Balance, March 31, 2023	2,930,101,819	$29,301	$1,040	$(643,059)	$(7,610,147)	$289,450,684	$(304,937,985)	50,355	$(23,660,850)

Common stock issued for conversions	2,620,652,067	26,207	—	—	—	855,165	—	—	881,372
Fair value of derivative liability due to conversions	—	—	—	—	—	1,686,461	—	—	1,686,461
Net loss	—	—	—	—	—	—	(9,826,830)	(6,741)	(9,833,571)

Balance, June 30, 2023	5,550,753,886	$55,508	$1,040	$(643,059)	$(7,610,147)	$291,992,310	$(314,764,815)	43,614	$(30,926,588)

Common stock issued for conversions	1,352,941,176	13,529	—	—	—	101,471	—	—	115,000
Fair value of derivative liability due to conversions	—	—	—	—	—	260,109	—	—	260,109
Net loss	—	—	—	—	—	—	(72,562)	193	(72,369)

Balance, September 30, 2023	6,903,695,062	$69,037	$1,040	$(643,059)	$(7,610,147)	$292,353,890	$(314,837,377)	43,807	$(30,623,848)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

Balance, December 31, 2021	33,200,198	$332	$1,040	$(643,059)	$(7,610,147)	$284,072,666	$(304,581,773)	—	$(28,761,981)
Common stock issued for conversion of convertible debt and accrued interest	369,198	3,692	—	—	—	34,996	—	—	35,000
Fair value of beneficial conversion feature of converted	—	—	—	—	—	49,504	—	—	49,504
Common stock issued for cash	463,303	4.000	—	—	—	68,304	—	—	68,308
Net loss	—	—	—	—	—	—	3,926,239	—	3,926,239

Balance, March 31, 2022	34,032,699	$340	$1,040	$(643,059)	$(7,610,147)	$284,225,470	$(300,655,534)	—	$(24,682,930)

Common stock issued for conversions	288,672,073	2,887	—	—	—	1,663,973	—	—	1,666,860
Fair value of derivative liability due to conversions	—	—	—	—	—	1,571,238	—	—	1,571,238
Common stock issued for cash	5,036,697	51	—	—	—	163,508	—	—	163,559
Common stock issued for JV - Tokenize	150,000,000	1,500	—	—	—	(1,500)	—	—	—
Equity Method Investment - Meta	500,000,000	5,000	—	—	—	(5,000)	—	—	—
Net loss	—	—	—	—	—	—	(3,441,137)	—	(3,441,137)

Balance, June 30, 2022	977,741,469	$9,777	$1,040	$(643,059)	$(7,610,147)	$287,617,690	$(304,096,671)	—	$(24,722,410)

Common stock issued for conversions	206,000,000	2,060	—	—	—	268,240.00	—		270,300
Fair value of derivative liability due to conversions	—	—	—	—	—	314,029	—		314,029
Net loss	—	—	—	—	—	—	1,770,464.00		1,770,464

Balance, September 30, 2022*	1,183,741,469	$11,837	$1,040	$(643,059)	$(7,610,147)	$288,199,959	$(302,326,207)	—	$(22,367,617)

*The following unaudited balances were updated to reflect the discontinued operations of Mahaser Ltd.

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months Ended September 30,
	2023	2022 (As Restated*)
Cash Flows From Operating Activities:
Loss from continuing operations	$(15,541,075)	$2,220,989
Less: Loss from discontinued operations, net of tax	(38,385)	34,576
Net income (loss)	(15,579,460)	2,255,565
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	298,348	362,011
Change in fair value of derivative liability	12,663,365	(2,795,870)
Excess of debt discount and financing costs	1,500,196	34,175
Shares issued for services	80,000	—
Change in fair value of market equity security	3,692	290,538
Gain on debt extinguishment	(315,297)	—
Loss on loss of control	(38,385)	—
Gain on debt settlement	—	(3,012,633)

Changes in operating assets and liabilities:
Account receivable	—	(19,227)
Other receivable	(2,297)	3,745,179
Prepaid	12,500	—
Inventory	—	(7,158)
Inventory in transit	—	(43,872)
Unearned revenue	(48,921)	(225)
Contract liabilities	(41,444)	(6,056)
Accounts payable and accrued expenses	1,382,819	(469,014)
Net cash used in operating activities	(72,498)	333,414

Cash Flows From Investing Activities:
Investment to GTX	—	(150,000)
Investment to TGHI	—	(125,000)
Net cash used in investing activities	—	(275,000)

Cash Flows From Financing Activities:
Issuance of convertible notes	92,150	300,000
Issuance of note receivable	—	(190,000)
Proceeds from sales of common stock	—	231,865
Repayments to related party	(27,375)	(664,225)
Repayment of Convertible note	(35,822)	—
Proceeds from related party	—	634,176
Repayment of note payable	(61,071)	—
Issuance of notes payable	92,150	—
Net cash provided by financing activities	60,032	311,816

Net increase in cash	(12,466)	370,230

Cash, beginning of period	13,058	155,106

Cash, end of period	$592	$525,336

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

Supplemental non-cash investing and financing activities
Debt discount related to convertible debt	$35,576	$325,916
Reduction in derivative liability due to conversion	$2,262,793	$1,934,771
Shares issued for conversion of convertible debt	$1,399,921	$1,972,164
Share issuance for JV Metaverse	$—	$5,000
Share issuance for JV Tokenize	$—	$1,500

*The following unaudited balances were updated to reflect the discontinued operations of Mahaser Ltd.

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022 (Unaudited)

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

On February 18, 2022 the Company, effective March 1, 2022 entered into a Revenue Sharing Agreement (“RSA”) with Mahaser LTD. (“Mahaser”) pursuant to which the Company shares revenues generated by Mahaser with respect to e-commerce sales through the online retail platform in the United States of America. Effective July 1, 2023, the Company agreed to terminate the RSA with Mahaser Ltd.

On July 20, 2023, the Company through its wholly owned subsidiary, Greenwich International Holdings, a Costa Rica corporation (“Greenwich”), entered into an Amended and Restated Joint Venture (the “2023 Tokenize Agreement”) with Magic Internacional Argentina FC, S.L. (“Magic”) and GBT Tokenize Corp (“GBT Tokenize”). GBT Tokenize has developed a vital device based on the Technology Portfolio that is ready for commercialization, as well as certain derivative technologies, which positioned GBT Tokenize to further develop or license certain code sources. On April 3, 2023, GBT Tokenize entered its first commercial transaction to date through the sale of the Avant-AI! technology that been developed by GBT Tokenize, based on the Technology Portfolio. As of September 30, 2023, the Company did not record the commercial transactions as it was contingent per the Lock-Up term.

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

On October 12, 2023, the Company amended its articles of incorporation to increase its authorized shares of common stock to 30,000,000,000 (the “Increase Amendment”). The Increase Amendment was approved by the board of directors as well as the shareholders holding in excess of a majority of the issued and outstanding voting shares of the Company.

Note 2 – Discontinued Operations

On February 18, 2022, the Company, effective March 1, 2022 entered into a Revenue Sharing Agreement (“RSA”) with Mahaser LTD. (“Mahaser”) pursuant to which the Company shares in revenues generated by Mahaser e-commerce sales through the online retail platform in the United States of America. Mahaser owns an e-commerce platform as a store which is the legal, exclusive owner of Ravenholm Electronics. The Company will operate the e-commerce platform and entitled to 95% for all revenue generated by and received by Mahaser from March 1, 2022 through December 31, 2022. The RSA provides that the Company will be entitled to appoint a manager to Mahaser. As consideration, the Company will pay Mahaser $100,000 no later than March 1, 2022 and issue Mahaser 1,000,000 shares of the Company’s restricted common stock. Effective July 1, 2023, the Company agreed to terminate the RSA with Mahaser Ltd.

The following table presents the aggregate carrying amounts of assets and liabilities of discontinued operations of Mahaser Ltd. in the consolidated balance sheet as of September 30, 2023:

Carrying amounts of assets included as part of discontinued operations:
Cash and cash equivalents	$41,077
Accounts receivable, net	35,536
Inventory	12,860
Other current assets	452
Total assets classified as discontinued operations in the consolidated balance sheet	$89,925

Carrying amounts of liabilities included as part of discontinued operations:
Accounts payable and accrued expenses	$77,947
Notes payable, noncurrent	91,332
Total liabilities classified as discontinued operations in the consolidated balance sheet	$169,279

The financial results of Mahaser Ltd. are present as income from discontinued operations, net of income taxes on our consolidated income through September 30, 2023, when our deconsolidation occurred. The following table presents the financial results of Mahaser:

	Period ended September 30,
	2023	2022
Revenues	$349,204	$771,446
Cost of revenue	324,918	530,003
Gross profit	24,286	241,443

Operating expense
Professional expenses	20,039	6,925
General and administrative expenses	42,605	199,818
Total operating expense	62,644	206,743
Loss from operations of discontinued operations	(38,358)	34,701

Other expense
Other income	10	2
Nonoperating expense - interest expense and financing	37	127
Total other expense	47	129

Loss from discontinued operations before provision for income taxes	(38,405)	34,572
Provision for income taxes	—	—
Loss from discontinued operations, net of income taxes	$(38,405)	$34,572

Note 3 – Going Concern

The accompanying CFS have been prepared assuming the Company will continue as a going concern. The Company has an accumulated deficit of $314,837,377 and has a working capital deficit of $30,311,629 as of September 30, 2023, which raises substantial doubt about its ability to continue as a going concern.

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

Note 4 – Summary of Significant Accounting Policies

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

Effective July 1, 2023 the Company terminated its joint venture revenue sharing (“Termination Agreement”) with Mahaser LTD (“Mahaser”). Until June 30, 2023, the Company’s variable interests in Mahaser obligate the Company to absorb deficits and provide it with the right to receive benefits that could potentially be significant to Mahaser. As a result of this analysis, the Company concluded it is the primary beneficiary of Mahaser and therefore consolidates the balance sheets, results of operations and cash flows of Mahaser until June 30, 2023. The Company performs a qualitative assessment of Mahaser on an ongoing basis to determine if it continues to be the primary beneficiary. Per the Termination Agreement, the Company has no access to Mahaser and ceased consolidated Mahaser as it does not comply with the condition in the qualitative assess, and as such this CFS does not include Mahaser operations for the period ended September 30, 2023.

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly-liquid debt instruments with original maturities of three months or less. As of September 30, 2023 and December 31, 2022, the Company did not have any cash equivalents.

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

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its FV and is then re-valued at each reporting date, with changes in the FV reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of September 30, 2023 and December 31, 2022, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

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

As disclosed before, the Company entered into a Termination Agreement with Mahaser effective July 1, 2023. At September 30, 2023 and December 31, 2022, the Company identified the following liabilities that are required to be presented on the balance sheet at FV:

Description	Fair Value As of September 30, 2023	Fair Value Measurements at September 30, 2023 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$13,484,634	$—	$13,484,634	$—

Description	Fair Value As of December 31, 2022	Fair Value Measurements at December 31, 2022 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$1,714,143	$—	$1,714,143	$—

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

E-Commerce sales – (Include up to September 30, 2023)

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

Unearned revenue

Unearned revenue represents the net amount received for the purchase of products that have not seen shipped to the Company’s customers. The Company has $0 and $48,921 of unearned revenue at September 30, 2023 and December 31, 2022, respectively.

Contract liabilities

On February 22, 2022, the Company entered into an Intellectual Property License and Royalty Agreement with Touchpoint Group Holdings, Inc. (“Touchpoint” or “TGHI”) pursuant to which the Company granted TGHI a worldwide license for its technologies for five years in the domains of Internet of Things (IoT) and Artificial Intelligence enabled mobile technologies pertaining to the Company’s digital currency technology (the “Technology”). GBT will charge TGHI royalties based on actual uses by TGHI of the Technology resulting from revenue attributable to the use, performance or other exploitation of the Technology, to the extent applicable, after deducting any taxes that the Company may be required to collect, and deducting any international sales, goods and services, value added taxes or similar taxes which the Company is required to pay, if any, excluding deductions for taxes on the Company net income. TGHI agreed to issue the Company 10,000,000 shares of common stock of TGHI in the FV of $50,000 as a onetime fee for the Company entering this Intellectual Property License and Royalty Agreement, which was booked contract liabilities and amortized over the five-year term. The Company has yet to earn any royalty income in relation to this agreement as of September 30, 2023. The contract liabilities as of September 30, 2023 and December 31, 2022 was $0 and $41,444, respectively.

On or about May 10, 2023 TGHI filed with the SEC Form 15 choosing to become a non-reporting entity. As such the Company void its entire contract liability with TGHI.

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

Effective July 1, 2023 the Company terminated its joint venture revenue sharing (“Termination Agreement”) with Mahaser LTD (“Mahaser”). Until June 30, 2023, the Company’s variable interests in Mahaser obligate the Company to absorb deficits and provide it with the right to receive benefits that could potentially be significant to Mahaser. The Company evaluated for the period ended on June 30, 2023, whether it has a variable interest in Mahaser, whether Mahaser is a VIE and whether the Company has a controlling financial interest in Mahaser. The Company concluded that it has variable interests in Mahaser on the basis of GBT has 100% control over the JV/revenue sharing, and as such should consolidate the JV into its books and records as it assigned 100% financial responsibility. Mahaser’s equity at risk, as defined by GAAP, is considered to be insufficient to finance its activities without additional support, and, therefore, Mahaser is considered a VIE.

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

The periods ended on September 30, 2023 and December 31, 2022 does not include the result of operation by Mahaser, as it ceases being VIE.

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

	September 30,	December 31,
	2023	2022
Series B preferred stock	45,000	45,000
Series C preferred stock	700	700
Series H preferred stock	20,000	20,000
Series I preferred stock	1,000	—
Warrants	70,770	70,770
Convertible notes	78,364,606,196	3,949,223,831
Total	78,364,743,666	3,949,360,301

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of September 30, 2023, through the date which the CFS are issued. Based upon the review, other than described in Foot Note – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the CFS.

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

ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of a SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company adopted this ASU on the CFS in the year ended December 31, 2021. The adoption had no material impact on the CFS for the period ended September 30, 2023.

On April 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” (“ASU 2021-04”) to clarify the accounting by issuers for modifications or exchanges of equity-classified warrants. The new ASU is available here and effective for all entities in fiscal years starting after December 15, 2021. Early adoption is permitted. The Company adopted this ASU on the CFS in the year ended December 31, 2021. The adoption had no material impact on the CFS for the period ended September 30, 2023.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying CFS. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 5 – Cash, Restricted Cash, and Cash held in Trust

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

Note 6 – Marketable Securities

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

GBT will charge TGHI earned royalties based on actual uses by TGHI of the Technology resulting from revenue attributable to the use, performance or other exploitation of the Technology, to the extent applicable, after deducting any taxes that the Company may be required to collect, and deducting any international sales, goods and services, value added taxes or similar taxes which the Company is required to pay, if any, excluding deductions for taxes on the Company net income. TGHI agreed to issue the Company 10,000,000 shares of common stock of TGHI in the FV of $50,000 as a one-time fee for the Company entering this Intellectual Property License and Royalty Agreement, which was booked contract liabilities and amortized over the five-year term. The Company has yet to earn any royalty income under this agreement as of September 30, 2023.

TGHI converted the Touchpoint Preferred into 10,000,000 shares of common stock of Touchpoint on February 23, 2022 resulting in the Company owning 20,000,000 shares of common stock of Touchpoint in total FV of $2,000 as of June 30, 2023 based on level 1 stock price in OTC markets.

On or about May 10, 2023 TGHI filed with the SEC Form 15 choosing to become a none reporting entity. As such the Company depreciate its entire investment with TGHI.

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

As of September 30, 2023 the notes had an outstanding balance of $182,500 and accrued interest of $18,272. As of December 31, 2022, the notes had an outstanding balance of $190,000 and accrued interest of $8,475.

As of September 30, 2023 and December 31, 2022, the marketable security had a FV of $38,506 and $12,538, respectively.

Note 7 – Avant Investment

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

Note 8 – Impaired Investment

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

Although the investment was impaired, the product development is still ongoing. The carrying amount of this investment at September 30, 2023 and December 31, 2022, was $0 and $0, respectively.

Note 9 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at September 30, 2023 and at December 31, 2022 consist of the following:

	2023	2022
Accounts payable	$1,143,513	$1,436,266
Accrued liabilities	1,300,239	1,471,023
Accrued interest	3,725,418	3,196,611
Total	$6,169,170	$6,103,900

Note 10 – Unearned Revenue

Unearned revenue represents the net amount received for the purchase of products that have not seen shipped to the Company’s customers. In 2018, the Company ran pre-sales efforts for its pet tracker product and received prepayments for its product. The Company has $0 and $48,921 of unearned revenue at September 30, 2023 and December 31, 2022, respectively.

Note 11 – Convertible Notes Payable, Non-related Partied and Related Party

Convertible notes payable – non related parties at September 30, 2023 and at December 31, 2022 consist of the following:

	September 30,	December 31,
	2023	2022
Convertible note payable to GBT Technologies S.A	$5,434,746	$6,395,531
Convertible notes payable to 1800	96,260	191,275
Convertible notes payable to Glen	462,500	—
Total convertible notes payable, non related parties	5,942,926	6,586,788
Unamortized debt discount	(66,512)	(189,060)
Convertible notes payable – non related parties	5,926,994	6,397,727
Less current portion	(5,926,994)	(6,397,727)
Convertible notes payable – non related parties, long-term portion	$—	$—

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

During the period ended September 30, 2023, IGOR 1 converted $51,000 of the convertible note into 600,000,000 shares of the Company’s common stock.

As of September 30, 2023, the note had an outstanding balance of $5,434,746 and accrued interest of $2,487,222.

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

As of September 30, 2023, the note had an outstanding balance of $0 and an interest of $0.

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

As of September 30, 2023, the consolidated convertible note had an outstanding balance of $462,500 and an interest of $31,551.

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

The outstanding principal amount of the DL Note may not be converted into the Company common shares except in the event of default. In the event of default on the DL Note, DL may convert the DL Note into shares of the Company’s common stock at a conversion price equal to 75% of the lowest trading price during the 10 day period immediately preceding the date of conversion. In addition, upon the occurrence and during the continuation of an event of default (as defined in the DL Note), the DL Note shall become immediately due and payable and the Company shall pay to DL, in full satisfaction of its obligations hereunder, additional amounts as set forth in the DL Note. In no event shall DL be allowed to affect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by DL and its affiliates would exceed 4.99% of the outstanding shares of the common stock of the Company.

As of September 30, 2023, the note had an outstanding balance of $19,485.

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

During the period ended September 30, 2023, 1800 Diagonal converted $17,000 of the convertible note into 200,000,000 shares of the Company’s common stock.

As of September 30, 2023, the note had an outstanding balance of $45,680 and accrued interest of $2,195.

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

The outstanding principal amount of the DL Note may not be converted into the Company common shares except in the event of default. In the event of default on the DL Note, DL may convert the DL Note into shares of the Company’s common stock at a conversion price equal to 75% of the lowest trading price with a 10-day look back immediately preceding the date of conversion. In addition, upon the occurrence and during the continuation of an event of default (as defined in the DL Note), the DL Note shall become immediately due and payable and the Company shall pay to DL, in full satisfaction of its obligations hereunder, additional amounts as set forth in the DL Note. In no event shall DL be allowed to affect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by DL and its affiliates would exceed 4.99% of the outstanding shares of the common stock of the Company.

As of September 30, 2023, the note had an outstanding balance of $26,059 and accrued interest of $5,664.

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

As of September 30, 2023, the note had an outstanding balance of $50,580.

Convertible   notes payable – prior related parties at September 30, 2023 and December 31, 2022 consist of the following:

	September 30,	December 31,
	2023	2022
Convertible note payable to Stanley Hills	661,395	116,605
Unamortized debt discount	—	—
Convertible notes payable, net, related party	661,395	116,605
Less current portion	(661,395)	(116,605)
Convertible notes payable, net, related party, long-term portion	$—	$—

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

As of September 30, 2023 and December 31, 2022 the principal balance of Stanley debt is $661,395 and 116,605 respectively. The unpaid interest of the Stanley debt at September 30, 2023 and December 31, 2022 was $48,867 and $11,247, respectively.

Discounts on convertible notes

The Company recognized debt discount of $298,348 and $307,879 during the nine months ended September 30, 2023 and 2022, respectively, related to the amortization of the debt discount on convertible notes. The unamortized debt discount at September 30, 2023 and at December 31, 2022 was $179,876 and $307,879, respectively.

A roll-forward of the convertible notes payable from December 31, 2022 to September 30, 2023 is below:

Convertible notes payable, December 31, 2022	$6,703,393
Issued for cash	113,260
Convertible note issued for accounts payable	1,262,500
Payment with cash	(39,043)
Conversion to common stock	(1,347,709)
Other settlement	(37,500)
Convertible notes payable, September 30, 2023	$6,654,901

Note 12 - Notes Payable, Non-related Parties and Related Party

Notes payable, non-related parties at September 30, 2023 and December 31, 2022 consist of the following:

	September 30,	December 31,
	2023	2022
1800 note	$45,546	$—
SBA loan	350,000	350,000
Total notes payable	395,546	350,000
Unamortized debt discount	(4,077)	—
Notes payable	391,469	350,000
Less current portion	79,269	(41,137)
Notes payable, long-term portion	$312,200	$308,863

SBA Loan

On June 22, 2020, the Company received a loan from the Small Business Administration under the Economic Injury Disaster Loan program related to the COVID-19 relief efforts. The loan bears interest at 3.75%, requires monthly principal and interest payments of $731 after 12 months from funding and is due 30 years from the date of issuance. The monthly payments have been extended by the SBA to all EIDL borrowers with additional 12 months. Monthly payments will be commenced on or around June 16, 2022. On October 1, 2021, the Company entered an Amended Loan Authorization and Agreement with the SBA providing for the modification of the Original Note providing for monthly principal and interest payments of $1,771 after 24 months from the Original Note commencing on or around June 22, 2022. On March 17, 2022 the SBA notified it deferred the payments to all COVID-19 EIDL loans will have the first payment due extended from 24-months to 30-months from the date of the note. The Modified Note will continue to bear interest at 3.75% and is due 30 years from the date of issuance of the Original Note. The Modified Note is guaranteed by Douglas Davis, the former CEO of the Company and current consultant, as well as by GBT Tokenize Corp. The additional funding of $200,000 was received by the Company on October 5, 2021. The balance of the note at September 30, 2023 and at December 31, 2022 was $350,000 and $350,000 plus accrued interest of $33,524 and $23,707, respectively. The Company did not perform any payment on the loan and seeking hardship from the SBA for reduce payment which was not yet addressed by the SBA.

Notes payable, related party at September 30, 2023 and December 31, 2022 consist of the following:

	September 30,	December 31,
	2023	2022
Alpha Eda note payable	$140,000	$140,000
Total notes payable, related party	140,000	140,000
Unamortized debt discount	—	—
Notes payable, net, related party	140,000	140,000
Less current portion	(140,000)	(140,000)
Notes payable, net, related party, long-term portion	$—	$—

Alpha Eda

On November 15, 2020, the Company issued a promissory note to Alpha Eda, LLC (“Alpha”), a related party for $140,000. The note accrues interest at 10%, is unsecured and was due on September 30, 2021. On March 31, 2023 Alpha and the Company extended the note maturity to December 31, 2023. The balance of the note at September 30, 2023 and at December 31, 2022 was $140,000 and $140,000 plus accrued interest of $33,524 and $32,633, respectively.

Discounts on Promissory Note

The Company recognized debt discount of $70,588 and $0 during the period ended September 30, 2023 and December 31, 2022, respectively, related to the amortization of the debt discount on promissory notes. The unamortized debt discount at September 30, 2023 and at December 31, 2022 was $7,152 and $0, respectively.

Note 13 – Accrued Settlement

In connection with a legal matter filed by the Investor of the $8,340,000 Senior Secured Redeemable Convertible Debenture, on December 23, 2019, in the pending arbitration between the Company and the Investor, an Interim Award was entered in favor of the Investor. On January 31, 2020, the Company was informed that a final award was entered (the “Final Award”). The Final Award affirms that certain sections of the Senior Secured Redeemable Convertible Debenture (the “Debenture”) constitute unenforceable liquidated damages penalties and were stricken. Further, it was determined that the Investor was entitled to recovery of their attorney’s fees. Consequently, the arbitrator awarded Investor an award of $4,034,444 plus interest of 7.25% accrued from May 15, 2019 (presented separately in accounts payable and accrued expenses) and costs of $55,613. In connection with this settlement, the Company recognized a gain on the settlement of debt of $1,375,556 in 2019 as the difference between the carrying amount of the debt and the amount awarded by the arbitrator. The Company recorded accrued settlement of $4,090,057 and $4,090,057 at September 30, 2023 and at December 31, 2022, respectively. As the Investor claim in writing that it sold all the Company assets, management decided to issue the Investor an invoice against his Final Award at the end of the 2023 year and offset this liability.

Note 14 - Derivative Liability

Certain of the convertible notes payable discussed in prior Note - have a conversion price that can be adjusted based on the Company’s stock price which results in the conversion feature being recorded as a derivative liability.

The FV of the derivative liability is recorded and shown separately under current liabilities. Changes in the FV of the derivative liability is recorded in the statement of operations under other income (expense).

The Company uses a weighted average Black-Scholes option pricing model with the following assumptions to measure the FV of derivative liability at September 30, 2023 and at December 31, 2022:

	September 30,	December 31,
	2023	2022
Stock price	$0.00009	$0.001

Risk free rate	5.40-5.58%	4.42-4.76%
Volatility	302-357%	213-277%
	0.00009-	0.0015-
Conversion/ Exercise price	$0.00085	$0.0017
Dividend rate	0%	0%

The following table represents the Company’s derivative liability activity for the period ended September 30, 2023:

Derivative liability balance, December 31, 2022	$1,714,142
Issuance of derivative liability during the period	1,369,920
Fair value of beneficial conversion feature of debt converted	(2,262,793)
Change in derivative liability during the period	12,663,365
Derivative liability balance, March 31, 2023	$13,484,634

 Note 15 - Stockholders’ Equity

Common Stock

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

On October 12, 2023, the Company amended its articles of incorporation to increase its authorized shares of common stock to 30,000,000,000 (the “Increase Amendment”). The Increase Amendment was approved by the board of directors as well as the shareholders holding in excess of a majority of the issued and outstanding voting shares of the Company.

During the period ended September 30, 2023, the Company had the following transactions in its common stock:

●	Of 5,268,101,622 Shares issued for the conversion of convertible notes of $1,347,709 and accrued interest of $52,211; and

●	Of 100,000,000 Shares issued to Pacific Capital Markets LLC for certain for service agreement between Pacific Capital Markets LLC. and the Company. The value of the shares of $80,000 was determined based on the FV of the Company’s common stock at the time of issuance;

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

As of September 30, 2023 and as of December 31, 2022, there were 45,000 Series B Preferred Shares outstanding.

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

At September 30, 2023 and at December 31, 2022, GV owns 700 Series C Preferred Shares.

Series D Preferred Shares

As of September 30, 2023 and as of December 31, 2022, there are 0 and 0 shares of Series D Preferred Shares outstanding, respectively.

Series G Preferred Shares

As of September 30, 2023 and as of December 31, 2022, there are 0 and 0 shares of Series G Preferred Shares outstanding, respectively.

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

As of September 30, 2023 and as of December 31, 2022, there are 20,000 shares of Series H Preferred Shares outstanding.

Series I Preferred Shares

On July 20, 2023, the Company through its wholly owned subsidiary, Greenwich International Holdings, a Costa Rica corporation (“Greenwich”), entered into an Amended and Restated Joint Venture (the “2023 Tokenize Agreement”) with Magic and GBT Tokenize. The 2023 Tokenize Agreement restated and replaced the 2022 Tokenize Agreement. Pursuant to the 2023 Tokenize Agreement, as a result of the contribution of the Technology Portfolio by Tokenize and the subsequent contribution of services for the development of the Technology Portfolio by Tokenize and Magic, GBT Tokenize has been able to continue in operation, which has benefited the Company despite its contribution of 166 million shares of common stock valued at approximately $50,000.

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

As of September 30, 2023, there are 1,000 shares of Series I Preferred Shares outstanding.

Warrants

The following is a summary of warrant activity.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2022	70,770	$205.07	0.30	$—
Granted	—
Forfeited	60,100
Exercised	—
Outstanding, September 30, 2023	10,670	$729.90	0.02	$—
Exercisable, September 30, 2023	10,670	$729.90	0.02	$—

Note 16 - Related Parties

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the party in making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences.

On October 10, 2019, the Company entered into a Joint Venture Agreement (the “BitSpeed Agreement”) with BitSpeed LLC, which is owned by Douglas Davis, the prior Company’s Chief Executive Officer (From January 1, 2019 to April 11, 2020), to form GBT BitSpeed Corp., a Nevada company (“GBT BitSpeed”). The purpose of GBT BitSpeed is to develop, maintain and support its proprietary Extreme Transfer Software Application Concurrency, a software application to transfer secure, accelerated transmission of large file data over networks, and connection to cloud storage, Network-Attached Storage (NAS) and Storage Area Networks (SANs) (“Concurrency”). BitSpeed shall contribute the services and resources for the development of Concurrency to GBT BitSpeed. The Company shall contribute 10 million shares of common stock of the Company to GBT BitSpeed. BitSpeed and the Company will each own 50% of GBT BitSpeed. The Company shall appoint two directors and BitSpeed shall appoint one director of GBT BitSpeed. In addition, GBT BitSpeed and Mr. Davis entered into a Consulting Agreement in which Mr. Davis is engaged to provide services for $10,000 per month payable quarterly which may be paid in shares of common stock calculated by the amount owed divided by the Company’s 20-day VWAP. Mr. Davis will provide services in connection with the development of the business as well as GBT BitSpeed’s capital raising efforts. The term of the Consulting Agreement was two years. The closing of the BitSpeed Agreement occurred on October 14, 2019. On March 31, 2023 Doug Davis gave notice to the Company of termination of the consulting agreement dated October 10, 2019.

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

Yello Partners Inc.

As of September 30, 2023 and as of December 31, 2022, the Company has $595,000 and $505,000 owed to Yello Partners, Inc., a Company owned by the CEO.

Alpha Eda Note Payable – Related Party

On November 15, 2020, the Company issued a promissory note to Alpha Eda, LLC (“Alpha”), a related party, for $140,000. The note accrues interest at 10%, is unsecured and was due on September 30, 2021. On March 31, 2023 Alpha and the Company extended the note maturity to December 31, 2023.

Stanley Hills LLC Convertible Note Payable – Prior Related Party

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

As of September 30, 2023, the Company has recorded an outstanding payable balance to Stanley amounted $788,210.

Consulting income for the period ended September 30, 2023 and for the year ended on December 31, 2022 were $0 and $45,000. Consulting income were derived from providing IT consulting services to Stanley Hills, a related party back then.

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

Stock Loan Receivable

On January 8, 2019, the Company entered into a Stock Pledge Agreement with Latin American Exchange Latinex Casa de Cambio, S.A., a Costa Rica corporation (“Latinex”), to provide that Latinex may maintain its required regulatory capital as required by various regulators. The Company pledged 4,006 restricted shares of its common stock valued at $7,610,147 (based on the closing price on the grant date) for three years for an annual payment of $375,000 paid in quarterly installments of $93,750. In lieu of cash payment, Latinex may pay the Company in virtual currency of WISE Network S.A. valued at a 50% discount of its offering price of $10 per token. In the event that Latinex’s required capital has decreased below $5,000,000, Latinex is permitted to sell the pledged shares of common stock only in an amount to ensure that Latinex can satisfy the required capital levels. The Company must consent to such sale of the shares of common stock, which may not be unreasonably withheld. Upon expiration of the agreement, the remaining shares of common stock shall be returned to the Company free and clear of all liens. The Company recorded the value of these shares of common stock as a stock loan receivable which is presented as a contra-equity account in the accompanying consolidated balance sheets. At December 31, 2019, the Company wrote off the accrued interest income as Latinex did not perform any payment and the Company has no mean to enforce this payment. Latinex agreed in principle to return the pledged 4,006 restricted shares to the Company for cancellation. The 4,006 restricted shares have not yet been returned to the Company as of September 30, 2023.

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

On February 1, 2023, the Company engaged AlKhatib Consulting Group to provide exclusive representation services in connect with managing market partners, effective on February 1, 2023 for 24 consecutive months.

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

Potential IP’s Sale

On April 17, 2023, Bannix Acquisition Corp. (“Bannix”), EVIE Autonomous Group Ltd. (“EVIE”) and EVIE’s shareholders entered into a Business Combination Agreement pursuant to which Bannix agreed to acquire EVIE. In addition, Bannix agreed to acquire from GBT Technologies Inc. (the “Company” or “GBT”), the Apollo System which is intellectual property covered by patent application filed with the US Patent and Trademark Office. This patent application describes a machine learning driven technology that controls radio wave transmissions, analyzes their reflections data, and constructs 2D/3D images of stationary and moving objects. The Apollo system is based on radio waves and can detect an entity’s moving and stationary positions, enabling imaging technology to show these movements and positions on a screen in real time. This includes an AI technology that controls the radio waves transmission and analyzes the reflections. The goal is to integrate the Apollo System as an efficient driver monitoring system, detecting impaired or distracted drivers, providing audible and visual alerts (“the “Patents”).

On August 8, 2023, Bannix entered into a Patent Purchase Agreement (“PPA”) with GBT Tokenize Corp. (“Tokenize”), which is 50% owned by GBT, where GBT provided its consent, to acquire the entire right, title, and interest of the Patents. The closing date of the PPA will be immediately follow the closing of the acquisition of EVIE by Bannix. The Purchase Price is set at 5% of the consideration that Bannix is paying to the shareholders of EVIE. The Business Combination Agreement sets the consideration to be paid by Bannix at $850 million and, in turn, the consideration in the PPA to be paid to Tokenize is $42.5 million. If the final purchase price is less than $30 million, Tokenize has the option to cancel the PPA.

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

Series A Preferred Stock and the shares of common stock issuable upon conversion of the Series A Preferred Stock (the “Conversion Shares”) shall be subject to a lock-up beginning on the Closing Date and ending on the earliest of (i) the six (6) months after such date, (ii) a Change in Control, or (iii) written consent of Purchaser (the “Seller Lockup Period”)

Service Agreement

On February 24, 2023 the Company entered into service agreement with Pacific Capital Markets LLC , where 100,000,000 Shares issued to it for certain for service agreement between Pacific Capital Markets LLC. and the Company. The value of the shares of $80,000 was determined based on the FV of the Company’s common stock.

Representation Agreement

On August 17, 2023, Tokenize, which is 50% owned of the Company, which provided its consent, entered into a Representation Agreement (the ‘RA’) with IDL Concepts, LLC (the ‘Agent’) , to represent Tokenize in a potential purchase transaction facilitated by the Agent transferring all of Tokenize’s right, title, and interest in certain Assigned Patent Rights, as defined in the RA, free and clear of any restrictions, liens, claims, and encumbrances, and may include rights to technology and software developed by Tokenize. Tokenize owns certain provisional patent applications, patent applications, patents, and/or related foreign patents and applications, and wishes potentially to sell all right, title, and interest in such patents and applications and the causes of action to sue for infringement thereof and other enforcement rights. Tokenize will pay Agent a commission of 20% of any proceeds of any closed transaction under this RA, including all cash, equity payments and any other form of consideration upon a sale, or any monetization activity under the RA. The RA carved out certain intellectual properties held by Tokenize that Tokenize is in active negotiation with third parties.

Note 18 – Concentrations

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk for the years, consist principally of temporary cash investments. There have been no losses in these accounts through September 30, 2023 and the year ended on December 31, 2022.

Liquidity risk

The Company has an accumulated deficit of $314,837,377 and has a working capital deficit of $30,311,629 as of September 30, 2023, which raises substantial doubt about its ability to continue as a going concern as the Company does not have sufficient funds to discharge its current liabilities.

Customers

Per the Termination Agreement with Mahaser, the Company did not recognize revenue in the third quarter ended on September 30, 2023. Sales for both the period ended September 30, 2023 and 2022 were $0 and $90,000. The Consulting income from related party for the period ended September 30, 2023 and 2022 was $0 and $90,000.

Note 19 - Subsequent Events

On October 12, 2023, the Company amended its articles of incorporation to increase its authorized shares of common stock to 30,000,000,000 (the “Increase Amendment”). The Increase Amendment was approved by the board of directors as well as the shareholders holding in excess of a majority of the issued and outstanding voting shares of the Company.

As previously reported in this report, the Company through its wholly owned subsidiary, Greenwich International Holdings, a Costa Rica corporation (“Greenwich”), entered into an Amended and Restated Joint Venture (the “2023 Tokenize Agreement”) with Magic Internacional Argentina FC, S.L. (“Magic”) and GBT Tokenize Corp (“GBT Tokenize”). Pursuant to the 2023 Tokenize Agreement among other terms, in order to maintain its 50% ownership interest in GBT Tokenize, the Company agreed to contribute its portfolio of intellectual property to GBT Tokenize. On November 2, 2023, the Company received a notice of completion (notice # 508205896) of the recoding of assignment for its portfolio of intellectual property to GBT Tokenize. The assignment was recorded by the assignment recording branch of the U.S. Patent and Trademark Office. A complete copy of this assignment is available at the assignment branch room on the reel and frame number 065420/0434 (in total 16 pages).

Subsequent to September 30, 2023, 100,000,000 shares of common stock were issued for the conversion of convertible notes of $8,500.

On July 21, 2022, the Company filed and mailed to its record stockholders a Definitive Schedule 14C Information Statement that authorized the Company’s Board of Directors to effect, in its sole discretion, a reverse stock split of the Common Stock in a ratio of up to 1-for-500 (the “Reverse Stock Split”), and authorized the filing of an amendment to the Company’s Articles of Incorporation to implement the Reverse Stock Split and any other action deemed necessary to effectuate the Reverse Stock Split, without further approval or authorization of stockholders, at any time prior to December 31, 2023. On October 12, 2023, the Company amended its Articles of Incorporation to increase its authorized shares of common stock to 30,000,000,000 (the “Increase Amendment”). The Increase Amendment was approved by the Board of Directors as well as the shareholders holding in excess of a majority of the issued and outstanding voting shares of the Company. With the implementation of the Increase Amendment, the Company’s Board of Directors decided that the Reverse Stock Split is not needed and the Company will not pursue such Reverse Stock Split.

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

This section of the report should be read together with Footnotes of the Company audited financials for the year ended December 31, 2022, the unaudited statements of operations for the nine months ended September 30, 2023 and 2022 are compared in the sections below.

General Overview

Organization and Line of Business

GBT Technologies Inc. (the “Company”, “GBT”, or “GTCH”) was incorporated on July 22, 2009 under the laws of the State of Nevada. The Company is targeting growing markets such as development of Internet of Things (IoT) and Artificial Intelligence (AI) enabled networking and tracking technologies, including wireless mesh network technology platform and fixed solutions, development of an intelligent human body vitals device, asset-tracking IoT, and wireless mesh networks. The Company derived revenues from (i) the provision of IT consulting services; and (ii) from the licensing of its technology. (ii) from selling electronic products through e-commerce platforms (until the period June 30, 2023 as then this operation was terminated on July 1, 2023.)

On February 18, 2022 the Company, effective March 1, 2022 entered into a Revenue Sharing Agreement (“RSA”) with Mahaser LTD. (“Mahaser”) pursuant to which the Company shares revenues generated by Mahaser with respect to e-commerce sales through the online retail platform in the United States of America. Effective July 1, 2023 the Company terminated its RSA with Mahaser.

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

Results of Operations:

Three Months Ended September 30, 2023 and 2022

A comparison of the statements of operations for the three months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30		Change
	2023	2022	$	%
Sales	$—	$—	$—	—
Consulting income – related party	—	45,000	—	—
Total sales	—	45,000	(45,000)	-100%
Cost of goods sold	—	—	—	—
Gross profit	—	45,000	(45,000)	-100%

Operating expenses	317,419	571,998	(254,579)	-45%
Loss from operations	(317,419)	(526,998)	209,579	-40%
Other income	283,435	2,299,075	2,015,640)	-88%
Income (Loss) before provision for income taxes	(33,984)	1,772,077	(1,806,061)	-102%
Provision for income taxes	—	—	—	—
Gain/(Loss) from discontinued operations	(38,385)	(1,613)	(36,772)	2,280%
Net Income (Loss)	$(72,369)	$1,772,077	$(1,842,833)	-104%

For the three months period ended September 30, 2023, our Company earned net revenues of $0. 100% sales were derived from E-commerce sales, an operation that was terminated on July 1, 2023.

Operating expenses for the three months ended September 30, 2023 were $317,419, compared to $571,998 for the same period in 2022. The decrease of $254,579 or -44.51% was principally due to a decrease in general & administrative and professional expense.

Other income (expense) for the three months ended September 30, 2023 was $283,435, a decrease of $2,015,640 or -87.67% from $2,299,075 for the same period in 2022. The change is principally due to an increase in the change in FV of derivative liability of $365,121,loss from discontinued operations of $38,385, decrease in interest expense of $156,497, decrease in debt discount of $29,927, and increase in other income of $66,353.

Net income (loss) for the three months ended September 30, 2023 was $72,369 compared to $1,770,464 for the same period in 2022 due to the factors described above and discontinued operations.

Nine Months Ended September 30, 2023 and 2022

A comparison of the statements of operations for the nine months ended September 30, 2023 and 2022 is as follows:

	Nine Months Ended September 30		Change
	2023	2022	$	%
Sales	$—	$—	$—	—
Consulting income – related party	—	90,000	—	—
Total sales	—	90,000	(90,000)	(100)%
Cost of goods sold	—	—	—	—
Gross profit	—	90,000	(90,000)	(100)%

Operating expenses	1,087,505	2,359,538	(1,272,033)	(54%)
Loss from operations	(1,087,505)	(2,269,539)	1,182,034	(52%)
Other income	(14,453,570)	4,490,528	(18,944,098)	(422)%
Income (Loss) before provision for income taxes	(15,541,075)	2,220,989	(17,762,064)	-(800)%
Provision for income taxes	—	—	—	—
Gain/(Loss) from discontinued operations	(38,385)	34,576	(72,961)	(211)%
Net Income (Loss)	$(15,579,460)	$2,255,565	$(17,835,025)	(791)%

For the nine months period ended September 30, 2023, our Company earned net revenues of $0. 100% sales were derived from E-commerce sales, an operation that was terminated on July 1, 2023.

Operating expenses for the nine months ended September 30, 2023 were $1,087,505, compared to $2,359,538 for the same period in 2022. The decrease of $1,272,033 or 53.91% was principally due to a decrease in marketing and Professional expense.

Other income (expense) for the nine months ended September 30, 2023 was ($14,453,570), an increase of $18,944,098 or 421.87% from $4,490,528 for the same period in 2022. The change is principally due to an increase in the change in FV of derivative liability of $12,663,365, increase in interest expense of $2,111,400, gain on debt extinguishment of $315,297, decrease in the amortization of debt discount of $298,348, increase in other income of $269,553, loss from discontinued operations of $38,385, and decrease in the change in FV of marketable securities of $3,692.

Net income (loss) for the nine months ended September 30, 2023 was $15,579,460 compared to $2,255,565 for the same period in 2022 due to the factors described above and discontinued operations.

Liquidity and Capital Resources

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $314,837,377 and has a working capital deficit of $30,311,629 as of September 30, 2023, which raises substantial doubt about its ability to continue as a going concern.

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

Our cash and cash equivalent were $592 and $13,058 at September 30, 2023 and December 31, 2022, respectively. Cash provided by (used in) operating activities during the period ended September 30, 2023 was $(72,498) compared to $333,414 during the same period in 2022. The amount provided by operating activities for the period ended September 30 2023 was primarily related to a net loss from discontinued operations of $15,541,075 and offset by amortization of debt discount of $298,348, and change in FV of derivative liability of $12,663,365. Our working capital position changed by going from a working capital deficit of $18,522,046 at December 31, 2022 to a working capital deficit of $30,311,629 at September 30, 2023.

Cash flows used in investing activities were $0 during the period ended September 30, 2023, compared to $275,000 for the same period in 2022. The decrease is due to the Stock Purchase Agreement with Marko Radisic and Touchpoint Group Holdings, Inc. and the Intellectual Property License and Royalty Agreement with Touchpoint Group Holdings, Inc. from last year.

Cash provided from financing activities for the period ended September 30, 2023 was $60,032, compared to $311,816 for the same period in 2022. The change was primarily due to a decrease in convertible notes of $92,150, the repayment of notes payable of $61,071, and repayments to related party of $27,375, and a repayment of convertible note payable $35,822, and the issuance of notes payable of $92,150. Cash from financing activities for the period ended September 30, 2022, was due to an increase in proceeds from common stock of $231,865 and proceeds from convertible notes of $300,000 and reduce by issuance of note receivable of $190,000, and a repayment to related party of $664,225, and an increase in proceeds from related party of $634,176.

We sustained net loss of $15,579,460 for the nine months ended September 30, 2023. In addition, we had a working capital deficit of $30,311,629 and accumulated deficit of $314,837,377 at September 30, 2023.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2023. Based on this assessment, management believes that as of September 30, 2023, our internal control over financial reporting is not effective based on those criteria.

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

Relate to 2022 only:

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

On December 3, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with Discover Growth Fund, LLC (the “Investor”) pursuant to which the Company issued a Senior Secured Redeemable Convertible Debenture (the “Debenture”) of $8,340,000. In connection with the issuance of the Debenture and pursuant to the terms of the SPA, the Company issued a Common Stock Purchase Warrant to acquire up to 225,000 shares of common stock for a term of three years (the “Warrant”) on a cash-only basis at an exercise price of $100 per share with respect to 50,000 Warrant Shares,

$75 with respect to 75,000 Warrant Shares and $50 with respect to 100,000 Warrant Shares. The holder may not exercise any portion of the Warrants to the extent that the holder would own more than 4.99% of the Company’s outstanding common stock immediately after exercise. The outstanding principal amount may be converted at any time into shares of the Company’s common stock at a conversion price equal to 95% of the Market Price less $5 (the conversion price is lowered by 10% upon the occurrence of each Triggering Event – the current conversion price is 75% of the Market Price less $5.00). The Market Price is the average of the 5 lowest individual daily volume weighted average prices during the period the Debenture is outstanding. On May 28, 2019, the Investor delivered to the Company a “Notice of Default and Notice of Sale of Collateral” (the “Notice”). On December 23, 2019, in arbitration between the Company and the Investor, an Interim Award was entered in favor of the Investor. On January 31, 2020, the Company was informed that a final award was entered (the “Final Award”). The Final Award affirms that certain sections of the Debenture constitute unenforceable liquidated damages penalties and were stricken. Further, it was determined that the Investor was entitled to recovery of their attorney’s fees. Consequently, the arbitrator awarded Investor an award of $4,034,444 plus interest of 7.25% accrued from May 15, 2019 and costs of $55,613. On February 18, 2020, the Company filed a motion with the United States District Court District of Nevada (the “Nevada Court”) to confirm the Final Award and a motion to consolidate Investor’s application to confirm the Final Award filed in the U.S. District Court of the Virgin Islands (Case No: 3 :20-cv-00012-CVG-RM) (the “Virgin Island Court”). On February 27, 2020, the Nevada Court denied the Company’s motion to confirm the Final Award and motion to consolidate and further decided that the confirmation of the Final Award should be litigated in the Virgin Island Court. As such, on February 27, 2020, the Company filed a Notice of Entry of Order as well as a Motion to Confirm the Arbitration Award, address the outstanding issues regarding whether Investor’s rights are subordinated to other creditors and, thereafter, oversee a commercially reasonable foreclosure sale (Case No: 3 :20-cv-00012-CVG-RM). It was the Company’s position that the Final Award must first be confirmed and all questions regarding the rights of Investor relative to those of other creditors must be determined before any foreclosure sale can proceed. It is further the position of the Company that the previously disclosed foreclosure sale scheduled by Investor is being conducted in a commercially unreasonable manner and that if Discover proceeded forward with the foreclosure sale it did so at its own risk. Nevertheless, on February 28, 2020, Investor advised that it conducted a sale of the Company’s assets. As the date of this report Investor failed to present a deed of sale for the alleged sale that allegedly took place as noticed. The Company filed with Virgin Island Court the motions disputing the validity of the alleged sale. On July 28, 2020, Investor filed in the State of Nevada a motion for attorneys $48,844 and costs $716. The Company filed an answer on August 11, 2020. On October 16, 2020, Investor motion for attorneys $48,844 and costs $716 was denied. This case is still pending with the Federal court and the Court has not taken any substantive action in the matter as of the date of this report. Based on Discover notice in writing of selling all the Company’s assets, the Company intend to invoice Discover for that sale and offset the settlement amount at the end of the year.

Relate to 2023:

On or about July 9, 2021 the Company filed a lawsuit in District Court in Clack County Nevada – Department 19 (Case number A-21-837631-C) against Terry Taylor and TTSG Holdings, Inc for breach of contract, breach of covenant of Good Faith and Fair Dealing, Unjust Enrichment and declaratory relief for failure of providing consulting services per contract they entered. The Company is demanding the return of 240,000 shares issued, return of the $5,000 payments, recission of the consulting agreement, and attorney’s fees and costs. As Terry Taylor and TTSG Holdings failed to appear to a notice of deposition, the Company filed for a summary judgment. On January 20, 2023 the court issued a $708,821 writ of execution against Terry Taylor and TTSG. As of filing date, the Company has not collected any amount issued by the Court from Terry Taylor and TTSG.

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

Since then, other measures have been imposed in other countries and major cities in the USA, including Las Vegas, Los Angeles, and throughout the world in an effort to contain the COVID-19 outbreak. The World Health Organization (the “WHO”) is closely monitoring and evaluating the situation. On March 11, 2020, the WHO declared the outbreak of COVID-19 a pandemic, expanding its assessment of the threat beyond the global health emergency it had announced in January. Any outbreak of such epidemic illness or other adverse public health developments in the USA or elsewhere in the world may materially and adversely affect the global economy, our markets and our business. The stay-at-home order was lifted in California on January 25, 2021, and as such we were able to relocate our virtual offices space and resume “normal” operations.

In the first quarter of 2020, the COVID-19 outbreak caused disruptions in our development operations, which resulted in delays on exiting projects. The entire country, the economy in general has begun to slowly re-open following the introduction of the COVID-19 vaccine. During the fourth quarter of 2021, the omicron variants surfaced and has significantly impacted the United States and globally. However, in the event COVID-19, the omicron variant or other variant is to worsen or again surface any further unforeseen delay in our operations of the development, delivery and assembly process within any of our activities could continue to result in, increased costs and reduced revenue.

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

OUR RESULTS OF OPERATIONS HAVE NOT RESULTED IN PROFITABILITY AND WE MAY NOT BE ABLE TO ACHIEVE PROFITABILITY GOING FORWARD

The Company does not accrue or capitalize development costs (or any costs to this effect) and expense it to its profit and loss statements as required by US GAAP. As such, the Company incurred a net loss of $15,579,460 for the period ended September 30, 2023 and net loss of $5,680,068 for the year ended December 31, 2022. If we incur additional significant operating losses, our stock price, may decline, perhaps significantly. Our management is developing plans to alleviate the negative trends and conditions described above. Our business plan is speculative and unproven. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will be able to curtail our losses now or in the future. Further, as we are an emerging enterprise, we expect that net losses will continue, and our working capital deficiency will increase.

WE HAVE NOT GENERATED POSITIVE CASH FLOW FROM OPERATIONS, AND OUR ABILITY TO GENERATE POSITIVE CASH FLOW IS UNCERTAIN. IF WE ARE UNABLE TO GENERATE POSITIVE CASH FLOW OR OBTAIN SUFFICIENT CAPITAL WHEN NEEDED, OUR BUSINESS AND FUTURE PROSPECTS WILL BE ADVERSELY AFFECTED AND WE COULD BE FORCED TO SUSPEND OR DISCONTINUE OPERATIONS.

Our operations have not generated positive cash flow for any period, and we have funded our operations primarily through the issuance of common stock and short-term and long-term debt and convertible debt. Our limited operating history makes an evaluation of our future prospects difficult. The actual amount of funds that we will need to meet our operating needs will be determined by a number of factors, many of which are beyond our control. These factors include the timing and volume of sales transactions, the success of our marketing strategy, market acceptance of our products, the success of our manufacturing and research and development efforts (including any unanticipated delays), our manufacturing and labor costs, the costs associated with obtaining and enforcing our intellectual property rights, regulatory changes, competition, technological developments in the market, evolving industry standards and the amount of working capital investments we are required to make.

Our ability to continue to operate until we are able to generate sufficient our cash flow from operations will depend on our ability to generate sufficient positive cash flow from our operations. If we are unable to generate sufficient cash flow from our operations, our business and future prospects will be adversely affected and we could be forced to suspend or discontinue operations.

The Company had a stockholders’ deficit of $30,667,655 and an accumulated deficit of $314,837,377 at September 30, 2023.

WE WILL REQUIRE ADDITIONAL CAPITAL TO SUPPORT BUSINESS GROWTH, AND THIS CAPITAL MIGHT NOT BE AVAILABLE ON ACCEPTABLE TERMS, IF AT ALL.

We intend to continue to make investments to support our business growth and we will require additional funds to respond to business challenges, including the need to develop new features and products or enhance our existing products, improve our operating infrastructure or acquire complementary businesses and technologies. Further, we need additional capital to continue operations. Accordingly, we need to engage in equity or debt financings to secure additional funds. We expect that we have sufficient capital to maintain operations through the year of 2023/4. In order to fully implement our business plan, we will need to raise about $10,000,000 If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business may be harmed.

WE DEPEND UPON KEY PERSONNEL AND NEED ADDITIONAL PERSONNEL

Our success depends on our inability to attract and retain key personnel including our existing personal, and our inability to do so may materially and adversely affect our business operations. The loss of qualified personnel could have a material and adverse effect on our business operations. Additionally, the success of the Company’s operations will largely depend upon its ability to successfully attract and maintain competent and qualified key management personnel. As with any company with limited resources, there can be no guaranty that the Company will be able to attract such individuals or that the presence of such individuals will necessarily translate into profitability for the Company.

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

There is a limited public market for our Common Stock, which is traded on the OTC under the symbol GTCH. We cannot give any assurances that there will ever be a mature, developed market for our common stock. Failure to further develop or maintain an active trading market could negatively affect the value of our shares and make it difficult for you to sell your shares or recover any part of your investment in us. Even if a market for our common stock does develop in a material way, the market price of our common stock may be highly volatile. In addition to the uncertainties relating to our future operating performance and the profitability of our operations, factors such as variations in our interim financial results, or various, as yet unpredictable factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.

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

Additional Risks Related to Our Common Stock

Because we are quoted on the OTC marketplace instead of a national securities exchange, our investors may experience significant volatility in the market price of our stock and have difficulty selling their shares.

Our Common Stock is currently quoted on the OTC Market Group’s OTC marketplace under the ticker symbol “GTCH”. The OTC is a regulated quotation service that displays real-time quotes and last sale prices in over-the-counter securities. Trading in shares quoted on the OTC is often thin and characterized by volatility. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume and market conditions. As a result, there may be wide fluctuations in the market price of the shares of our Common Stock for reasons unrelated to operating performance, and this volatility, when it occurs, may have a negative effect on the market price for our securities. Moreover, the OTC is not a stock exchange, and trading of securities on this platform is more sporadic than the trading of securities listed on a national quotation system or stock exchange. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our Common Stock improves.

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

Of the 8,653,695,062 shares of our Common Stock outstanding as of the date of this Report, approximately 766,217,939 are restricted and 7,887,477,123 shares are freely tradable without restriction pursuant to Rule 144. Any substantial sale of our Common Stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our Common Stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ended September 30, 2023, the Company had the following transactions in its common stock:

●	Of 5,268,101,622 Shares issued for the conversion of convertible notes of $1,347,709 and accrued interest of $52,211; and

●	Of 100,000,000 Shares issued to Pacific Capital Markets LLC for certain for service agreement between Pacific Capital Markets LLC. and the Company. The value of the shares of $80,000 was determined based on the FV of the Company’s common stock.

Item 3. Defaults Upon Senior Securities

On December 3, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with Discover Growth Fund, LLC (the “Investor”) pursuant to which the Company issued a Senior Secured Redeemable Convertible Debenture (the “Debenture”) in the aggregate face value of $8,340,000. In connection with the issuance of the Debenture and pursuant to the terms of the SPA, the Company issued a Common Stock Purchase Warrant to acquire up to 225,000 shares of common stock for a term of three years (the “Warrant”) on a cash-only basis at an exercise price of $100.00 per share with respect to 50,000 Warrant Shares, $75.00 with respect to 75,000 Warrant Shares and $50.00 with respect to 100,000 Warrant Shares. The holder may not exercise any portion of the Warrants to the extent that the holder would own more than 4.99% of the Company’s outstanding common stock immediately after exercise. The outstanding principal amount may be converted at any time into shares of the Company’s common stock at a conversion price equal to 95% of the Market Price less $5.00 (the conversion price is lowered by 10% upon the occurrence of each Triggering Event – the current conversion price is 75% of the Market Price less $5.00). The Market Price is the average of the 5 lowest individual daily volume weighted average prices during the period the Debenture is outstanding. On May 28, 2019, the Investor delivered to the Company a “Notice of Default and Notice of Sale of

Collateral” (the “Notice”). On December 23, 2019, in arbitration between the Company and the Investor, an Interim Award was entered in favor of the Investor. On January 31, 2020, the Company was informed that a final award was entered (the “Final Award”). The Final Award affirms that certain sections of the Debenture constitute unenforceable liquidated damages penalties and were stricken. Further, it was determined that the Investor was entitled to recovery of their attorney’s fees. Consequently, the arbitrator awarded Investor an award of $4,034,444 plus interest of 7.25% accrued from May 15, 2019 and costs in the amount of $55,613. On February 18, 2020, the Company filed a motion with the United States District Court District of Nevada (the “Nevada Court”) to confirm the Final Award and a motion to consolidate Investor’s application to confirm the Final Award filed in the U.S. District Court of the Virgin Islands (Case No: 3 :20-cv-00012-CVG-RM) (the “Virgin Island Court”). On February 27, 2020, the Nevada Court denied the Company’s motion to confirm the Final Award and motion to consolidate and further decided that the confirmation of the Final Award should be litigated in the Virgin Island Court. As such, on February 27, 2020, the Company filed a Notice of Entry of Order as well as a Motion to Confirm the Arbitration Award, address the outstanding issues regarding whether Investor’s rights are subordinated to other creditors and, thereafter, oversee a commercially reasonable foreclosure sale (Case No: 3 :20-cv-00012-CVG-RM). It was the Company’s position that the Final Award must first be confirmed and all questions regarding the rights of Investor relative to those of other creditors must be determined before any foreclosure sale can proceed. It is further the position of the Company that the previously disclosed foreclosure sale scheduled by Investor is being conducted in a commercially unreasonable manner and that if Discover proceeded forward with the foreclosure sale it did so at its own risk. Nevertheless, on February 28, 2020, Investor advised that it conducted a sale of the Company’s assets. As the date of this report Investor failed to present a deed of sale for the alleged sale that allegedly took place as noticed. The Company filed with Virgin Island Court the motions disputing the validity of the alleged sale. On July 28, 2020, Investor filed in the State of Nevada a motion for attorneys $48,844 and costs $716. The Company filed an answer on August 11, 2020. On October 16, 2020, Investor motion for attorneys $48,844 and costs $716 was denied. This case is still pending with the Federal court and the Court has not taken any substantive action in the matter as of the date of this report. Based on Discover notice in writing of selling all the Company’s assets, the Company intend to invoice Discover for that sale and offset the settlement amount at the end of the year.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On April 17, 2023, Bannix Acquisition Corp. (“Bannix”), EVIE Autonomous Group Ltd. (“EVIE”) and EVIE’s shareholders entered into a Business Combination Agreement pursuant to which Bannix agreed to acquire EVIE. In addition, Bannix agreed to acquire from GBT Technologies Inc. (the “Company” or “GBT”), the Apollo System which is intellectual property covered by patent application filed with the US Patent and Trademark Office. This patent application describes a machine learning driven technology that controls radio wave transmissions, analyzes their reflections data, and constructs 2D/3D images of stationary and moving objects. The Apollo system is based on radio waves and can detect an entity’s moving and stationary positions, enabling imaging technology to show these movements and positions on a screen in real time. This includes an AI technology that controls the radio waves transmission and analyzes the reflections. The goal is to integrate the Apollo System as an efficient driver monitoring system, detecting impaired or distracted drivers, providing audible and visual alerts (“the “Patents”).

On August 8, 2023, Bannix entered into a Patent Purchase Agreement (“PPA”) with GBT Tokenize Corp. (“Tokenize”), which is 50% owned by GBT, where GBT provided its consent, to acquire the entire right, title, and interest of the Patents. The closing date of the PPA will be immediately follow the closing of the acquisition of EVIE by Bannix. The Purchase Price is set at 5% of the consideration that Bannix is paying to the shareholders of EVIE. The Business Combination Agreement sets the consideration to be paid by Bannix at $850 million and, in turn, the consideration in the PPA to be paid to Tokenize is $42.5 million. If the final purchase price is less than $30 million, Tokenize has the option to cancel the PPA. In accordance therewith, Bannix agrees to pay, issue and deliver to Tokenize, $42,500,000 in series A preferred stock to Tokenize, which such terms will be more fully set forth in the Series A Preferred Stock Certificate of Designation to be filed with the Secretary of State of the State of prior to the Closing Date. The Series A Preferred Stock will have stated value of face value of $1,000 per share and is convertible, at the option of Tokenize, into shares of common stock of Bannix at 5% discount to the VWAP during the 20 trading days prior to conversion, and in any event not less than $1.00. The Series A Preferred Stock will not have voting rights and will be entitled to dividends only in the event of liquidation. The Series A Preferred Stock will have a 4.99% beneficial ownership limitation.

Series A Preferred Stock and the shares of common stock issuable upon conversion of the Series A Preferred Stock (the “Conversion Shares”) shall be subject to a lock-up beginning on the Closing Date and ending on the earliest of (i) the six (6) months after such date, (ii) a Change in Control, or (iii) written consent of Purchaser (the “Seller Lockup Period”)

On October 12, 2023, the Company amended its articles of incorporation to increase its authorized shares of common stock to 30,000,000,000 (the “Increase Amendment”). The Increase Amendment was approved by the board of directors as well as the shareholders holding in excess of a majority of the issued and outstanding voting shares of the Company.

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

GBT TECHNOLOGIES INC.
(Registrant)

Date: November 20, 2023	By:	/s/ Mansour Khatib
Mansour Khatib
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)