Form 10-K
period 2023-12-31
GBT Technologies Inc.
filed 2024-04-19
CIK 1471781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-54530

GBT TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

N/A

(Former name of registrant as specified in its charter)

Nevada	27-0603137
State or other jurisdiction of	I.R.S. Employer
incorporation or organization	Identification Number

8557 West Knoll Dr. West Hollywood CA 90069

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

As of June, 30, 2023, the market value of our common stock held by non-affiliates was approximately $976,950 which is computed based upon the closing price on that date of the Common Stock of the registrant on the OTC PINK maintained by OTC Markets Group Inc. of $0.002. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of April 19, 2024, 16,813,229,180 shares of common stock, $.00001 par value per share, of the registrant were outstanding.

Documents incorporated by reference: None

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

GBT Technologies Inc. (formally known as Gopher Protocol Inc., the “Company”, “GBT”, “Gopher”, “Gopher Protocol” “GOPH” or “GTCH”) was incorporated on July 22, 2009 under the laws of the State of Nevada. The Company via its 50% subsidiary, is targeting growing markets such as development of Internet of Things (IoT) and Artificial Intelligence (AI) enabled networking and tracking technologies, including wireless mesh network technology platform and fixed solutions, development of an intelligent human body vitals device, asset-tracking IoT, and wireless mesh networks. Effective August 5, 2019, the Company changed its name from Gopher Protocol Inc. to GBT Technologies Inc. The Company technologies can be grouping as (i) the provision of IT consulting services; and (ii) from the licensing of its technology. (ii) from selling electronic products through e-commerce platforms. (iv) an advanced RF-based computer vision system, to utilize this platform potential to significantly enhance object detection and imaging capabilities, using radio waves to create detailed 2D and 3D images .On February 18, 2022 the Company, effective March 1, 2022 entered into a Revenue Sharing Agreement (“RSA”) with Mahaser LTD. (“Mahaser”) pursuant to which the Company shares revenues generated by Mahaser with respect to e-commerce sales through the online retail platform in the United States of America. Effective July 1, 2023, the Company agreed to terminate the RSA with Mahaser Ltd.

GBT Tokenize Joint Venture (Impaired in 2021)

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

Active Investments:

VisionWave:

Effective as of March 19, 2024, Tokenize, the Company entered into a Patent Purchase Agreement with VisionWave Technologies Inc. (“VisionWave”) pursuant to which VisionWave agreed to acquire from Tokenize the entire right, title, and interest of certain patents and patent applications providing an intellectual property basis for a machine learning driven technology that controls radio wave transmissions, analyzes their reflections data, and constructs 2D/3D images of stationary and in motion objects (“VisionWave PPA”). The Purchase Price for the asset is $30,000,000 (the “Purchase Price”), which VisionWave will pay with shares of common stock, $0.0001 par value per share (the “Common Stock”). The Parties agree that the final Purchase Price may be adjusted and will be governed by a valuation report issued by a professional third party (“Valuation”). If the final Purchase Price per the Valuation is less than $30,000,000, Tokenize has the option to cancel this Agreement. In accordance therewith, VisionWave agreed to issue and deliver to Tokenize, 1,000 shares of Common Stock (the “Shares”) representing 50% of VisionWave’s issued and outstanding shares of Common Stock, where the remainder of the 50% of VisionWave’s issued and outstanding shares of Common Stock are owned by a corporation controlled by a third party.

The carrying amount of this investment December 31, 2022 and 2022, was $0 and $0, respectively.

Avant Investment:

On April 3, 2023, Tokenize entered into an Asset Purchase Agreement (“APA”) with Avant Technologies, Inc (prior name: Trend Innovation Holdings, Inc. “AVAI”), in which GBT consented, pursuant to which Tokenize sold certain assets relating to proprietary system and method named Avant-Ai, which is a text-generation, deep learning self-training model (the “System”).

In consideration of acquiring the System, AVAI is required to issue to the Seller 26,000,000 common shares of AVAI (the “Shares”). The Shares been pledge to a third party as a collateral.

In addition, AVAI, Tokenize and GBT entered into a license agreement regarding the System, granting Tokenize and/or GBT a perpetual, irrevocable, non-exclusive, non-transferable license for using the System to be used in its own development, as in-house tool, where Tokenize or GBT may not sublicense its rights hereunder to any customer or client.

MetAlert (prior name GTX Corp):

On April 12, 2022, Tokenize, entered into a series of agreements with GTX Corp (“GTX”) and various note holders of GTX pursuant to which Tokenize acquired a convertible promissory note of GTX of $100,000 (the “GTX Notes”). In addition, GBT Tokenize acquired 76,923 (GBT acquired 5,000,000 in the original deal, where GTX to perform a corporate action of 1:65 reverse split on September 20, 2022) shares of common stock of GTX for $150,000 - in total FV of $8,846 as of June 30, 2023 based on level 1 stock price in OTC markets.

The GTX Notes bear 10% interest and 50% of the principal may be converted into shares of common stock on a one-time basis at a conversion price of $0.01 per share. The remaining 50% of the principal must be paid in cash. The closing occurred on April 12, 2022. As of December 31, 2023, the Company wrote off the 50% of the convertible principal with all unpaid interest in total of $65,613 due to the collectability issue.

GTX changed its name into Metalert Inc. on or about September 20, 2022.

On September 30, 2022, GBT Tokenize, loaned MetAlert Inc., a Nevada corporation (f/k/a GTX Corp.) (“MetAlert”) $90,000. For such loan, MetAlert provided Tokenize a promissory note of $90,000 which is due and payable together with interest of 5% upon the earlier of September 19, 2023 or when declared by Tokenize. As of December 31, 2023, the Company wrote off the entire of the convertible principal with all unpaid interest in total of $95,770 due to the collectability issue.

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

As of December 31, 2022, the notes had an outstanding balance of $190,000 and accrued interest of $8,475. As of December 31, 2023, the notes had an outstanding balance of $46,250 and accrued interest of $0.

As of December 31, 2023 and 2022, the marketable security had a FV of $1,692 and $12,358, respectively.

Wireless mesh networking:

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

Wireless mesh networking markets - The Company potentially will target telecommunications providers, corporate entities that run LAN or wide-area networks, universities, and government entities.

Wireless mesh networking markets competition - The competitors for wireless mesh networking solutions, and AI solutions, are the entities themselves that have their own capability. The Company’s strategy is to integrate and “wrap around” those solutions to make them more efficient, less costly, and less infrastructural-intensive, while at the same time solving last mile problems to the end user.

AlKhatib Consulting Group:

On February 1, 2023, the Company engaged AlKhatib Consulting Group to provide exclusive representation services in connect with managing market partners, effective on February 1, 2023 for 24 consecutive months.

IDL Representation Agreement

On August 17, 2023, Tokenize, which is 50% owned by the Company, which provided its consent, entered into a Representation Agreement (the ‘RA’) with IDL Concepts, LLC (the ‘Agent’) , to represent Tokenize in a potential purchase transaction facilitated by the Agent transferring all of Tokenize’s right, title, and interest in certain Assigned Patent Rights, as defined in the RA, free and clear of any restrictions, liens, claims, and encumbrances, and may include rights to technology and software developed by Tokenize. Tokenize owns certain provisional patent applications, patent applications, patents, and/or related foreign patents and applications, and wishes potentially to sell all right, title, and interest in such patents and applications and the causes of action to sue for infringement thereof and other enforcement rights. Tokenize will pay Agent a commission of 20% of any proceeds of any closed transaction under this RA, including all cash, equity payments and any other form of consideration upon a sale, or any monetization activity under the RA. The RA carved out certain intellectual properties held by Tokenize that Tokenize is in active negotiation with third parties.

Non Active Investments:

GBT Technologies, S.A. (“GBT”) (fully impaired in 2019)

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

Revenue Sharing Agreement – Variable Interest Entity (VIE) – Discontinued

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

The following table summarizes the carrying amount of the assets and liabilities of Mahaser included in the Company’s consolidated balance sheets at December 31, 2023 and as December 31, 2022 (after elimination of intercompany transactions and balances):

Assets of consolidated variable interest entity (“VIE”) included in the consolidated balance sheets as of December 31, 2023 (after elimination of intercompany transactions and balances) consist of:

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

The periods ended on December 31, 2023 and December 31, 2022 does not include the result of operation by Mahaser, as it ceases being VIE.

TGHI Agreement (fully depreciated):

On January 28, 2022, the Company entered into a Stock Purchase Agreement with Marko Radisic (the “Seller”) and Touchpoint Group Holdings, Inc. (“TGHI”) pursuant to which the Company acquired 10,000 shares of Series A Convertible Preferred Stock (the “Touchpoint Preferred”) from the Seller for $125,000. The Touchpoint Preferred is convertible into 10,000,000 shares of common stock of Touchpoint. On February 22, 2022, the Company entered into an Intellectual Property License and Royalty Agreement with TGHI pursuant to which the Company granted TGHI a worldwide license for its technologies for five years in the domains of Internet of Things (IoT) and Artificial Intelligence enabled mobile technologies pertaining to the Company’s digital currency technology (the “Technology”). GBT will charge TGHI earned royalties based on actual uses by TGHI of the Technology resulting from revenue attributable to the use, performance or other exploitation of the Technology, to the extent applicable, after deducting any taxes that the Company may be required to collect, and deducting any international sales, goods and services, value added taxes or similar taxes which the Company is required to pay, if any, excluding deductions for taxes on the Company net income. TGHI agreed to issue the Company 10,000,000 shares of common stock of TGHI in the FV of $50,000 as a one-time fee for the Company entering this Intellectual Property License and Royalty Agreement, which was booked contract liabilities and amortized over the five-year term. The Company has yet to earn any royalty income under this agreement as of December 31, 2023. TGHI converted the Touchpoint Preferred into 10,000,000 shares of common stock of Touchpoint on February 23, 2022 resulting in the Company owning 20,000,000 shares of common stock of Touchpoint in total FV of $2,000 as of June 30, 2023 based on level 1 stock price in OTC markets.

On or about May 10, 2023 TGHI filed with the SEC Form 15 choosing to become a none reporting entity. As such the Company depreciate its entire investment with TGHI.

Metaverse Agreements (Voided)

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

Regulatory

The Company seeks to conduct business with US government agencies and hired a consulting firm for general guidance with the GSA (General Services Administration) application process. GSA approval status describes an organization that have been approved to sell to the US Government through the U.S. General Services Administration (GSA). The GSA is an independent agency of the United States Government that was established in 1949 to help manage, approve, and facilitate government contracts, products, bids and verify that product and services properly sourced under the US Government guidelines. The GSA is the purchasing department of the US Government and lists contracts or schedules potential vendors that can bid on to get government business. To become eligible to bid on a GSA schedule, it is required to complete several important steps, among them are registering in the government’s SAM (System for Award Management), and providing previous customer contact information as a means for the GSA to perform a past performance evaluation. More information can be found on GSA web site at: https://www.gsa.gov. The Company applied and received their extension notice for SAM registration #832011626/91FW3 until May 2023. The active status makes GBT eligible to potentially contract business with US government contractors and sub-contractors, local cities or receive federal funds. SAM (www.sam.gov) is a central registration system for government contractors and suppliers. To remain eligible to do business with the federal government, an entity must renew its registration with SAM every year.

Intellectual Property

Per the 2023 Tokenize Agreement which restated and replaced the 2022 Tokenize Agreement, the Company assigned its entire IP Portfolio to Tokenize. On November 2, 2023, the Company received a notice of completion (notice # 508205896) of the recoding of assignment for its portfolio of intellectual property to Tokenize. The assignment was recorded by the assignment recording branch of the U.S. Patent and Trademark Office. A complete copy of this assignment is available at the assignment branch room on the reel and frame number 065420/0434 (in total 16 pages).

Employees

As of December 31, 2023, we had 3 full time employees and 1 part time employees. We also utilize outside consultants and contractors as needed.

Clients and Customers

Sales for both the years ended December 31, 2023 and 2022 were $0 and $90,000. Sales are derived from providing IT consulting services.

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

OUR RESULTS OF OPERATIONS HAVE NOT RESULTED IN PROFITABILITY AND WE MAY NOT BE ABLE TO ACHIEVE PROFITABILITY GOING FORWARD

The Company does not accrue or capitalize development costs (or any costs to this effect) and expense it to its profit and loss statements as required by US GAAP. As such, the Company incurred net loss of $17,771,626 for the year ended December 31, 2023. If we incur additional significant operating losses, our stock price, may decline, perhaps significantly. Our management is developing plans to alleviate the negative trends and conditions described above. Our business plan is speculative and unproven. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will be able to curtail our losses now or in the future. Further, as we are an emerging enterprise, we expect that net losses will continue, and our working capital deficiency will increase.

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

The Company sustained a net loss of $17,771,626 and our operating activities used in cash flows of $51,342 for the year ended December 31, 2023. The Company had a working capital deficit of $31,781,634, stockholders’ deficit of $31,074,133 and an accumulated deficit of $315,993,294 at December 31, 2023.

WE WILL REQUIRE ADDITIONAL CAPITAL TO SUPPORT BUSINESS GROWTH, AND THIS CAPITAL MIGHT NOT BE AVAILABLE ON ACCEPTABLE TERMS, IF AT ALL.

We intend to continue to make investments to support our business growth and we will require additional funds to respond to business challenges, including the need to develop new features and products or enhance our existing products, improve our operating infrastructure or acquire complementary businesses and technologies. Further, we need additional capital to continue operations. Accordingly, we need to engage in equity or debt financings to secure additional funds. We expect that we have sufficient capital sources to maintain operations through the year of 2024. In order to fully implement our business plan, we will need to raise about $12,000,000 If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business may be harmed.

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

WE DEPEND UPON KEY PERSONNEL AND NEED ADDITIONAL PERSONNEL

Our success depends on our inability to attract and retain key personnel including, Mansour Khatib, our CEO, and Dr. Danny Rittman, our CTO, and our inability to do so may materially and adversely affect our business operations. The loss of qualified personnel could have a material and adverse effect on our business operations. Additionally, the success of the Company’s operations will largely depend upon its ability to successfully attract and maintain competent and qualified key management personnel. As with any company with limited resources, there can be no guaranty that the Company will be able to attract such individuals or that the presence of such individuals will necessarily translate into profitability for the Company.

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

Of the 16,813,229,180 shares of our Common Stock outstanding as of the date of this Annual Report, approximately 766,217,939 are restricted and 16,047,011,241 shares are freely tradable without restriction pursuant to Rule 144. Any substantial sale of our Common Stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our Common Stock.

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

ITEM 2. PROPERTIES

The Company leases its virtual office space at 8557 N West Knoll Dr. West Hollywood CA 90069 (prior address: 2450 Colorado Ave., Suite 100E, Santa Monica, CA 90404) on a month-to-month lease.

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business. There is currently no litigation that management believes will have a material impact on the financial position of the Company.

Relate to 2022:

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

On January 25, 2024 Virgin Island Court ordered that Final Award is confirmed.

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

Stock Loan Receivable

On January 8, 2019, the Company entered into a Stock Pledge Agreement with Latin American Exchange Latinex Casa de Cambio, S.A., a Costa Rica corporation (“Latinex”), to provide that Latinex may maintain its required regulatory capital as required by various regulators. The Company pledged 4,006 restricted shares of its common stock valued at $7,610,147 (based on the closing price on the grant date) for three years for an annual payment of $375,000 paid in quarterly installments of $93,750. In lieu of cash payment, Latinex may pay the Company in virtual currency of WISE Network S.A. valued at a 50% discount of its offering price of $10 per token. In the event that Latinex’s required capital has decreased below $5,000,000, Latinex is permitted to sell the pledged shares of common stock only in an amount to ensure that Latinex can satisfy the required capital levels. The Company must consent to such sale of the shares of common stock, which may not be unreasonably withheld. Upon expiration of the agreement, the remaining shares of common stock shall be returned to the Company free and clear of all liens. The Company recorded the value of these shares of common stock as a stock loan receivable which is presented as a contra-equity account in the accompanying consolidated balance sheets. At December 31, 2019, the Company wrote off the accrued interest income as Latinex did not perform any payment and the Company has no mean to enforce this payment. Latinex agreed in principle to return the pledged 4,006 restricted shares to the Company for cancellation. The 4,006 restricted shares have not yet been returned to the Company as of December 31, 2023.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company is authorized to issue 30,000,000,000 of its $0.00001 par value common stock and 20,000,000 shares of its $0.00001 par value preferred stock Series B and 10,000 shares of its $0.00001 par value preferred stock Series C, 100,000 shares of its $0.00001 par value preferred Series D shares, 2,000,000 of its $0.00001 par value preferred Series G shares, 40,000 of its $0.00001 par value preferred Series H shares and 1,000 of its $0.00001 par value preferred Series I shares. As of December 31, 2023, 10,253,695,062 shares of common stock, as well as 45,000 shares of preferred stock Series B, 700 shares of preferred stock Series C, zero shares of preferred stock Series D, zero shares of preferred stock Series G, 20,000 shares of preferred stock Series H and 1,000 shares of preferred stock Series I were issued and outstanding. The Board of Directors reserves the right to issue shares of preferred stock in the future indicating preference or rights as appropriate.

Market Information

Our common stock commenced quotation on the OTC PINK under the symbol “GTCH”. The Company’s subsequent symbol was “GOPH”. The following table sets forth the range of high and low prices per share of our common stock for each period indicated (after given effect to reverse split of 1 for 100 split in 2019 and 1 for 50 in 2021)

Quarters Ended	Mar 31		Jun 30		Sep 30		Dec 31
	High	Low	High	Low	High	Low	High	Low

2022	$0.350	$0.107	$0.114	$0.002	$0.007	$0.001	$0.002	$0.001
2023	$0.0006	$0.0004	$0.0003	$0.0002	$0.0002	$0.0001	$0.0002	$0.0001

Record Holders

The number of holders of record for our common stock as of December 31, 2023 was 94.

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

2022:

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

2023:

For the year ended December 31, 2023, the Company issued 1,003,997,711 shares of Company common stock upon the conversion of the convertible promissory note and accrued interest to 1800 Diagonal Lending.

For the year ended December 31, 2023, the Company issued 1,157,809,793 shares of Company common stock upon the conversion of the convertible promissory note and accrued interest to Stanley Hills.

For the year ended December 31, 2023, the Company issued 147,058,824 shares of Company common stock upon the conversion of the convertible promissory note and accrued interest to Glen Eagles.

For the year ended December 31, 2023, the Company issued 6,309,235,294 shares of Company common stock upon the conversion of the convertible promissory note and accrued interest to IGOR Corp.

Of 100,000,000 Shares issued to Pacific Capital Markets LLC for certain for service agreement between Pacific Capital Markets LLC. and the Company. The value of the shares of $80,000 was determined based on the FV of the Company’s common stock at the time of issuance.

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

As of December 31, 2023, there are 1,000 shares of Series I Preferred Shares outstanding.

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

None.

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

This section of the report should be read together with Footnotes of the Company audited financials. The audited statements of operations for the years ended December 31, 2023 and 2022 are compared in the sections below.

General Overview

GBT Technologies Inc. (the “Company”, “GBT”, or “GTCH”) was incorporated on July 22, 2009 under the laws of the State of Nevada. The Company via its 50% subsidiary, is targeting growing markets such as development of Internet of Things (IoT) and Artificial Intelligence (AI) enabled networking and tracking technologies, including wireless mesh network technology platform and fixed solutions, development of an intelligent human body vitals device, asset-tracking IoT, and wireless mesh networks. The Company technologies can be grouping as (i) the provision of IT consulting services; and (ii) from the licensing of its technology. (ii) from selling electronic products through e-commerce platforms. (iv) an advanced RF-based computer vision system, to utilize this platform potential to significantly enhance object detection and imaging capabilities, using radio waves to create detailed 2D and 3D images .On February 18, 2022 the Company, effective March 1, 2022 entered into a Revenue Sharing Agreement (“RSA”) with Mahaser LTD. (“Mahaser”) pursuant to which the Company shares revenues generated by Mahaser with respect to e-commerce sales through the online retail platform in the United States of America. Effective July 1, 2023, the Company agreed to terminate the RSA with Mahaser Ltd.

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

As described in Part I; Item 1, On July 20, 2023, the Company through Greenwich, entered into an Amended and Restated Joint Venture (the “2023 Tokenize Agreement”) with Magic Internacional Argentina FC, S.L. (“Magic”) and GBT Tokenize Corp (“GBT Tokenize”). Via vis this 2023 Tokenize Agreement, GBT will focus on expanding the families of various patents and concentrating on strategic potential partnerships with the goal of integrating these technologies into a broad marketplace, one that will potentially diversify the risk within these areas:

1.	Build a portfolio pipeline of IP related to microchip technology.

2.	Seek to actively introduce this new technology to strategic partners, large companies and VC’s creating market opportunities.

3.	Using market diversification to create access to new fields and future growth.

GBT Tokenize Joint Venture - 2023 Tokenize Agreement

The 2023 Tokenize Agreement restated and replaced the 2022 Tokenize Agreement. Pursuant to the 2023 Tokenize Agreement, as a result of the contribution of the Technology Portfolio by Tokenize and the subsequent contribution of services for the development of the Technology Portfolio by Tokenize and Magic, GBT Tokenize has been able to continue in operation. On November 2, 2023, the Company received a notice of completion (notice # 508205896) of the recoding of assignment for its portfolio of intellectual property to GBT Tokenize. The assignment was recorded by the assignment recording branch of the U.S. Patent and Trademark Office. A complete copy of this assignment is available at the assignment branch room on the reel and frame number 065420/0434 (in total 16 pages).

Active Investments:

VisionWave:

Effective as of March 19, 2024, Tokenize, the Company entered into a Patent Purchase Agreement with VisionWave Technologies Inc. (“VisionWave”) pursuant to which VisionWave agreed to acquire from Tokenize the entire right, title, and interest of certain patents and patent applications providing an intellectual property basis for a machine learning driven technology that controls radio wave transmissions, analyzes their reflections data, and constructs 2D/3D images of stationary and in motion objects (“VisionWave PPA”). The Purchase Price for the asset is $30,000,000 (the “Purchase Price”), which VisionWave will pay with shares of common stock, $0.0001 par value per share (the “Common Stock”). The Parties agree that the final Purchase Price may be adjusted and will be governed by a valuation report issued by a professional third party (“Valuation”). If the final Purchase Price per the Valuation is less than $30,000,000, Tokenize has the option to cancel this Agreement. In accordance therewith, VisionWave agreed to issue and deliver to Tokenize, 1,000 shares of Common Stock (the “Shares”) representing 50% of VisionWave’s issued and outstanding shares of Common Stock, where the remainder of the 50% of VisionWave’s issued and outstanding shares of Common Stock are owned by a corporation controlled by a third party.

Avant Investment:

On April 3, 2023, Tokenize entered into an Asset Purchase Agreement (“APA”) with Avant Technologies, Inc (prior name: Trend Innovation Holdings, Inc. “AVAI”), in which GBT consented, pursuant to which Tokenize sold certain assets relating to proprietary system and method named Avant-Ai, which is a text-generation, deep learning self-training model (the “System”). In consideration of acquiring the System, AVAI is required to issue to the Seller 26,000,000 common shares of AVAI (the “Shares”). The Shares been pledge to a third party as a collateral. In addition, AVAI, Tokenize and GBT entered into a license agreement regarding the System, granting Tokenize and/or GBT a perpetual, irrevocable, non-exclusive, non-transferable license for using the System to be used in its own development, as in-house tool, where Tokenize or GBT may not sublicense its rights hereunder to any customer or client.

MetAlert:

On April 12, 2022, Tokenize, entered into a series of agreements with GTX Corp (“GTX”) and various note holders of GTX pursuant to which Tokenize acquired a convertible promissory note of GTX of $100,000 (the “GTX Notes”). In addition, GBT Tokenize acquired 76,923 (GBT acquired 5,000,000 in the original deal, where GTX to perform a corporate action of 1:65 reverse split on September 20, 2022) shares of common stock of GTX for $150,000 - in total FV of $8,846 as of June 30, 2023 based on level 1 stock price in OTC markets.

The GTX Notes bear 10% interest and 50% of the principal may be converted into shares of common stock on a one-time basis at a conversion price of $0.01 per share. The remaining 50% of the principal must be paid in cash. The closing occurred on April 12, 2022. As of December 31, 2023, the Company wrote off the 50% of the convertible principal with all unpaid interest in total of $65,613 due to the collectability issue.

GTX changed its name into Metalert Inc. on or about September 20, 2022.

On September 30, 2022, GBT Tokenize, loaned MetAlert Inc., a Nevada corporation (f/k/a GTX Corp.) (“MetAlert”) $90,000. For such loan, MetAlert provided Tokenize a promissory note of $90,000 which is due and payable together with interest of 5% upon the earlier of September 19, 2023 or when declared by Tokenize. As of December 31, 2023, the Company wrote off the entire of the convertible principal with all unpaid interest in total of $95,770 due to the collectability issue.

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

As of December 31, 2022, the notes had an outstanding balance of $190,000 and accrued interest of $8,475. As of December 31, 2023, the notes had an outstanding balance of $46,250 and accrued interest of $0.

MetAlert designs, manufactures and sells various interrelated and complementary products and services in the wearable technology and IoMT (Internet of Medical Things) marketplace.

On or about January 31, 2023 Tokenize, assigned $7,500 from the GTX Notes to Stanley Hills, LLC, which in turn converted said $7,500 plus interest into 812,671 GTX shares. Stanley Hills, LLC credit GBT Tokenize for $146,037 for the transaction, reducing its credit outstanding balances with the Company and GBT Tokenize Corp.

Wireless mesh networking:

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

Wireless mesh networking markets - The Company potentially will target telecommunications providers, corporate entities that run LAN or wide-area networks, universities, and government entities.

Wireless mesh networking markets competition - The competitors for wireless mesh networking solutions, and AI solutions, are the entities themselves that have their own capability. The Company’s strategy is to integrate and “wrap around” those solutions to make them more efficient, less costly, and less infrastructural-intensive, while at the same time solving last mile problems to the end user.

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

In October 2023, the Hamas Terror Organization attacked the Southern part of Israel, which in turn, commenced a military action with Gaza Strip. As a result, these actions, have created and are expected to create global economic consequences. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

Investment Company Act 1940

Under the current rules and regulations of the SEC we are not deemed an investment company for purposes of the Investment Company Act; however, on March 30, 2022, the SEC proposed new rules (the “Proposed Rules”) relating, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The Proposed Rules provide a safe harbor for companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a company satisfies certain criteria.

The Investment Company Act defines an investment company as any issuer which (i) is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities; (ii) is engaged or proposes to engage in the business of issuing face-amount certificates of the installment type, or has been engaged in such business and has any such certificate outstanding; or (iii) is engaged or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities, and owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of Government securities and cash items) on an unconsolidated basis.

Results of Operations:

Years ended December 31, 2023 and 2022

A comparison of the statements of operations for the year ended December 31, 2023 and 2022 is as follows:

	Years Ended December 31,		Change
	2023	2022	$	%

Consulting income	—	90,000	(90,000)	(100%)
Total Sales	—	90,000	(90,000)	(100%)
Cost of sales	—	—	—	—%
Gross Profit	—	90,000	(90,000)	(100%)
General and administrative expenses	507,261	701,270	(410,372)	(28%)
Marketing expenses	237,428	360,335	(122,907)	(34%)
Professional expenses	995,532	1,785,908	(735,376)	(44%)
Loss (income) from operations	(1,740,221)	(2,757,513)	(1,178,655)	(37%)
Other expense (income), net	(15,993,020)	8,122,346	(24,158,540)	(297%)
Loss (income) before provision for income taxes	(17,733,241)	5,364,833	(22,979,885)	(431%)
Provision for income taxes	—	—	—	—
Loss (income) from continued operations	(17,733,241)	5,364,833	(22,979,885)	(431%)
Discontinued operations	(38,385)	(40,978)	2,593	(6%)
Net loss (income)	$(17,771,626)	$5,323,856	$(22,977,292)	(434%)

The Consulting income for both the years ended December 31, 2023 and 2022 was $0 and $90,000. Sales are derived from providing IT consulting services and the services were terminated in 2023.

Operating expenses for the year ended December 31, 2022 were $1,740,221, compared to $2,847,513 for the same period in 2022. The decrease of $1,107,292 or 37% was principally due to no impairment of assets, decrease in marketing expenses of $122,907, decrease in general and administrative expenses of $410,372, and decrease in professional expenses of $735,376 for the year ended December 31, 2022.

Other expense for the year ended December 31, 2023 was $15,993,020, an decrease of $24,158,540 or 297% from $8,122,346 for the same period in 2022. The decrease is principally due to i) a increase of licensing income of $49,590; ii) reduction of amortization of debt discounts by $119,314; iii) reduction of change in FV of derivative liability by $20,353,852; iv) reduction in interest expense and financing costs of $1,612,185; and v) gain on debt settlement of $315,297.

Net loss for the year ended December 31, 2023 was $17,771,626 compared to the net income of $5,323,856 for the same period in 2022 due to the factors described above.

Liquidity and Capital Resources

Going Concern

The accompanying CFS have been prepared assuming the Company will continue as a going concern. The Company has an accumulated deficit of $315,993,294 and has a working capital deficit of $31,781,634 as of December 31, 2023, which raises substantial doubt about its ability to continue as a going concern.

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

Our cash was $529 and $13,058 at December 31, 2023 and 2022, respectively. Cash used in operating activities during the year ended December 31, 2023 was $51,341, compared to $231,874 used in operating activities during the same period in 2022. The amount used in operating activities for the year ended December 31 2022 was primarily related to a net income of $5,323,856 and offset by amortization of debt discount of $362,011, excess of debt discount and financing costs of $34,175, change in FV of derivative liability of $2,795,870, change in FV of market equity security of $290,538, gain on debt settlement of $3,012,633, and net working capital increase of $3,199,627. Our working capital position changed by going from a working capital deficit of $18,522,046 at December 31, 2022 to a working capital deficit of $31,781,634 at December 31, 2023.

The amount used in operating activities for the year ended December 31, 2023 was primarily related to a net loss of $17,771,626 offset by amortization of debt discount of $322,933, excess of debt discount and financing costs of $1,462,446, change in FV of derivative liability of $13,759,482, gain on debt extinguishment of $315,297, loss on loss of control of $38,385, shares issued for services of 80,000, change in fair value of market equity security of $10,992, and net working capital deficit increase of $13,259,588.

Cash flows used in investing activities were $0 during the year ended December 31, 2023, compared to $275,000 for the same period in 2022. The decrease is due to no investment in marketable securities during the year ended December 31, 2023.

Cash from financing activities for the year ended December 31, 2023 was $38,813, compared to $364,826 for the same period in 2022. The increase is due to the issuance of convertible notes in 2023 of $113,260 and issuance of notes payable of $106,616, which is offset by the repayment of notes payable of $79,070 and repayment of related party of $27,375 and a repayment of convertible note of $39,043. Cash from financing activities for the year ended December 31, 2022 was due to the issuance of convertible notes and related party in 2022 of $1,056,227 and proceeds from sales of common stock of $231,865 offset with the issuance of notes receivable of $190,000 and repayments to related party of $694,225.

We obtained a net loss of $17,771,626 for the year ended December 31, 2023. In addition, we had a working capital deficit of $31,781,634 and accumulated deficit of $315,993,294 at December 31, 2023.

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

During the period ended December 31, 2023, IGOR 1 converted $1,182,535 of the convertible note into 6,309,235,294 shares of the Company’s common stock.

As of December 31, 2023, the note had an outstanding balance of $5,175,496 and accrued interest of $2,358,241.

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

As of December 31, 2023, the note had an outstanding balance of $0 and an interest of $0.

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

As of December 31, 2023, the consolidated convertible note had an outstanding balance of $462,500 and an interest of $106,072.

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

As of December 31, 2023, the note had an outstanding balance of $1,486 and a one-time interest charge of $7,129.

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

During the period ended December 31, 2023, 1800 Diagonal converted $42,500 of the convertible note into 500,000,000 shares of the Company’s common stock.

As of December 31, 2023, the note had an outstanding balance of $20,180 and accrued interest of $6,041.

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

As of December 31, 2023, the note had an outstanding balance of $26,059 and a one-time interest charge of $5,665.

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

As of December 31, 2023, the note had an outstanding balance of $50,580 and accrued interest of $3,966.

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

As of December 31, 2023 and December 31, 2022 the principal balance of Stanley debt is $661,395 and $116,605 respectively. The unpaid interest of the Stanley debt at December 31, 2023 and December 31, 2022 was $49,482 and $20,033, respectively.

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

The balance of the note at December 31, 2023 and at December 31, 2022 was $350,000 and $350,000 plus accrued interest of $36,832 and $23,707, respectively. The Company did not perform any payment on the loan and seeking hardship from the SBA for reduce payment which was not yet addressed by the SBA.

Alpha Eda

On November 15, 2020, the Company issued a promissory note to Alpha Eda, LLC (“Alpha”), a related party for $140,000. The note accrues interest at 10%, is unsecured and was due on 30, 2021. On March 31, 2023 Alpha and the Company extended the note maturity to December 31, 2023.

The balance of the note at December 31, 2023 and at December 31, 2022 was $140,000 and $140,000 plus accrued interest of $46,633 and $32,633, respectively.

Accrued Settlement

In connection with a legal matter filed by the Investor of the $8,340,000 Senior Secured Redeemable Convertible Debenture, - See PART I; Item 3. The Company recorded accrued settlement of $4,090,057 and $4,090,057 at December 31, 2023 and at December 31, 2022, respectively. As the Investor claim in writing that it sold all the Company assets, management decided to issue the Investor an invoice against his Final Award at the end of the 2023 year and offset this liability.

Stanley Hills LLC Accounts Payable

As of December 31, 2023 and 2022, the Company has recorded an outstanding payable to Stanley of $835,933 and $927,136, respectively, recorded under accrued expenses.

Consulting income for both the years ended December 31, 2023 and 2022 were $0 and $90,000. Consulting income are derived from providing IT consulting services.

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

 E-Commerce sales – (relate to interim reporting as this segment was discontinued)

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

Unearned revenue

Unearned revenue represents the net amount received for the purchase of products that have not seen shipped to the Company’s customers. On January 28, 2022 awarded the Company with injunction against RWJ Defendants, where all fee funds generating from resale should be deposited into GBT blocked account, and therefore RWJ Defendants cannot use these funds without court order - $19,810 been credited as unearned revenue until court final decision. The Company has $0 and $48,921 of unearned revenue at December 31, 2023 and December 31, 2022, respectively.

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

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its FV and is then re-valued at each reporting date, with changes in the FV reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of December 31, 2023, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

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

Not applicable.

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

Our management assessed the effectiveness of our ICFR reporting as of December 31, 2023. Based on this assessment, management believes that as of December 31, 2023, our ICFR reporting is not effective based on those criteria.

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

ITEM 9B. OTHER INFORMATION

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the year ended December 31, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names and certain information regarding the company’s executive officers and directors.

Current Directors/Officers:

Name	Age	Title
Dr. Danny Rittman	62	Chief Technology Officer and Director
Mansour Khatib	62	Chief Executive Officer, Chief Financial Officer and Director

Dr. Danny Rittman is a veteran software architect and integrated circuit technology expert with over 20 years of experience in the technology sector. From 2014 through the present, Dr. Rittman served as the CTO and as a director of the Company, leading the Company’s technological direction and managing teams of mobile software developers. From 2012, through 2014, Dr. Rittman served as a Senior Integrated Circuit Consultant for Qualcomm / Max Linear, managing teams of integrated circuit designers within the mobile technology arena. From 2007 through 2012, Dr. Rittman served as the Founder and CTO of Micrologic Design Automation, leading the company’s technological direction, including architecture, design and development of EDA software tools. From 2002 through 2007, Dr. Rittman served as an Integrated Circuit CAD / Software Senior Consultant for IBM, managing IC back-end projects and leading back-end CAD and QA software tool development and implementation. From 1995 through 2002, Dr. Rittman served as the Founder and VP of R&D for Bind-key Technologies, leading the company’s technological direction, research and development of EDA software tools for integrated circuits and back-end design. Dr. Rittman received a BS in Electrical Engineeri–g - VLSI Design from the University of Bridgeport, graduating Magna Cum Laude in 1992; a MS in Computer Scien–e - VLSI Design, specializing in Automation Algorithms, from La Salle University, graduating Magna Cum Laude in 1996; and a PhD in Computer Science VLSI Design, specializing in EDA Concepts and Algorithms, from La Salle University, graduating Summa Cum Laude in 1998. Mr. Rittman is the Company’s CTO and director.

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

To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2023 filed with the SEC, all required Section 16 reports under the Exchange Act for our directors, executive officers, principal accounting officer and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2023.

Code of Ethics

We have adopted a Code of Ethics that applies to all officers, directors and employees. The Company will provide to any person without charge a copy of such code of ethics upon written request to the Company at its registered offices.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth all compensation paid to our officers for the years ended December 31, 2023 and 2022.

Summary Compensation Table

Name and principal		Stock Equity	None Equity Incentive	All Other
Position	Year	Awards	Salary	Compensations	Total

Danny Rittman	2023	$—	$60,000	$—	$60,000
Chief Technology
Officer and director	2022	$—	$60,000	$3,671	$63,671

Mansour Khatib	2023	$—	$60,000	$—	$60,000
Chief Executive
Officer and director	2022	$—	$60,000	$140,000	$200,000

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer.

There are no other stock option plans, retirement, pension, or profit-sharing plans for the benefit of our sole officer and director other than as described herein.

Director Compensation

During the years ended December 31, 2023 and 2022, there were 2 non-employee directors.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2023, no new warrants were awarded to the executives.

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Common Stock as of April 15, 2024 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) each director of the Company; (iii) each officer of the Company and (iv) all executive officers and directors as a group. Except as otherwise indicated below, each of the entities or persons named in the table has sole voting and investment powers with respect to all shares of Common Stock beneficially owned by it or him as set forth opposite its or his name.

	Common	Percentage
	Stock	of
	Beneficially	Common
Name of Beneficial Owner	Owned (1)	Stock (1)
Dr. Danny Rittman (2)	1,980	0.00%
Mansour Khatib (2)	—	0.00%
Metaverse Kit Corp (3)	500,000,000	2.97%
GBT Tokenize Corp (4)	166,000,000	0.99%
All Officers and Directors as a Group	1,980	0.0%

(1)	Beneficial ownership is determined in accordance with the Rule 13d-3(d)(1) of the Exchange Act, as amended and generally includes voting or investment power with respect to securities. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table. The above is based on 16,813,229,180 shares of common stock outstanding as of April 15, 2024

(2)	Current Officer and Director of the Company.

(3)

Metaverse Kit Corp was a 50/50 Joint venture between the Company and ldar Gainulin and Maria Belova. which was assigned on June 10, 2022 to ldar Gainulin and Maria Belova. The company contributed 500,000,000 share of the common stock to Metaverse Kit. On March 14, 2023, the Company received a counter signed Settlement Agreement and Release by ldar Gainulin and Maria Belova dated March 2, 2023 (“Settlement Agreement”). Pursuant to the Settlement Agreement, the parties agreed that Metaverse Agreement, the Metaverse APA and the Consulting Agreement are void and cancelled. ldar Gainulin and Maria Belova agreed to pay $5,000 to the Company as settlement payment and surrender their shares in Metaverse Kit.

(4)	GBT Tokenize Corp is a 50/50 Joint venture between the Company and Tokenize-It S.A. which was assigned on June 30, 2021 to Magic International Argentina F.C, S.L. Controlled by Sergio Fridman, a third party GBT Tokenize Corp hold 16,000,000 shares of the Company’s common stock. On April 11, 2022 the company, through its own subsidiary, Greenwich International Holdings, entered into a Master Joint Venture and Territorial License Agreement (the “Tokenize Agreement”) with Magic which replaced a prior joint venture entered between the parties, per which GBT Tokenize Corp to hold an additional 150,000,000 shares of the Company’s common stock. In addition, GBT Tokenize is the holder of 1,000 shares of Series I Preferred Stock (the “Series I Stock”) with a stated value of $35,000 per share which is convertible into common stock of the Company by dividing the stated value by the conversion price of $0.0035, which, if converted in full would result in the issuance of 10 billion shares of common stock of the Company. Further, the Series I Stock will vote on an as converted basis

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adversary to the Company or has a material interest adverse to the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On October 10, 2019, the Company entered into a Joint Venture Agreement (the “BitSpeed Agreement”) with BitSpeed LLC, which is owned by Douglas Davis, the prior Company’s Chief Executive Officer (From January 1, 2019 to April 11, 2020), to form GBT BitSpeed Corp., a Nevada company (“GBT BitSpeed”). The purpose of GBT BitSpeed is to develop, maintain and support its proprietary Extreme Transfer Software Application Concurrency, a software application to transfer secure, accelerated transmission of large file data over networks, and connection to cloud storage, Network-Attached Storage (NAS) and Storage Area Networks (SANs) (“Concurrency”). BitSpeed shall contribute the services and resources for the development of Concurrency to GBT BitSpeed. The Company shall contribute 10 million shares of common stock of the Company to GBT BitSpeed. BitSpeed and the Company will each own 50% of GBT BitSpeed. The Company shall appoint two directors and BitSpeed shall appoint one director of GBT BitSpeed. In addition, GBT BitSpeed and Mr. Davis entered into a Consulting Agreement in which Mr. Davis (which was the Company’s EO from January 1, 2019 until April 11, 2020) is engaged to provide services for $10,000 per month payable quarterly which may be paid in shares of common stock calculated by the amount owed divided by the Company’s 20-day VWAP. Mr. Davis will provide services in connection with the development of the business as well as GBT BitSpeed’s capital raising efforts. The term of the Consulting Agreement was two years. The closing of the BitSpeed Agreement occurred on October 14, 2019. On March 31, 2023 Doug Davis gave notice to the Company of termination of the consulting agreement dated October 10, 2019.

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

VisionWave:

On March 19, 2024, Tokenize, the Company entered into a Patent Purchase Agreement with VisionWave Technologies Inc. (“VisionWave”) pursuant to which VisionWave agreed to acquire from Tokenize the entire right, title, and interest of certain patents and patent applications providing an intellectual property basis for a machine learning driven technology that controls radio wave transmissions, analyzes their reflections data, and constructs 2D/3D images of stationary and in motion objects (“VisionWave PPA”). The Purchase Price for the asset is $30,000,000 (the “Purchase Price”), which VisionWave will pay with shares of common stock, $0.0001 par value per share (the “Common Stock”). The Parties agree that the final Purchase Price may be adjusted and will be governed by a valuation report issued by a professional third party (“Valuation”). If the final Purchase Price per the Valuation is less than $30,000,000, Tokenize has the option to cancel this Agreement. In accordance therewith, VisionWave agreed to issue and deliver to Tokenize, 1,000 shares of Common Stock (the “Shares”) representing 50% of VisionWave’s issued and outstanding shares of Common Stock, where the remainder of the 50% of VisionWave’s issued and outstanding shares of Common Stock are owned by a corporation controlled by Stanley Hills.

Avant Investment:

On April 3, 2023, Tokenize entered into an Asset Purchase Agreement (“APA”) with Avant Technologies, Inc (prior name: Trend Innovation Holdings, Inc. “AVAI”), in which GBT consented, pursuant to which Tokenize sold certain assets relating to proprietary system and method named Avant-Ai, which is a text-generation, deep learning self-training model (the “System”).

In consideration of acquiring the System, AVAI is required to issue to the Seller 26,000,000 common shares of AVAI (the “Shares”). The Shares been pledge to a third party as a collateral.

In addition, AVAI, Tokenize and GBT entered into a license agreement regarding the System, granting Tokenize and/or GBT a perpetual, irrevocable, non-exclusive, non-transferable license for using the System to be used in its own development, as in-house tool, where Tokenize or GBT may not sublicense its rights hereunder to any customer or client.

Yello Partners Inc.

As of December 31, 2023 and as of December 31, 2022, the Company has $625,000 and $505,000 owed to Yello Partners, Inc., a Company owned by the CEO.

Alpha Eda Note Payable – Related Party

On November 15, 2020, the Company issued a promissory note to Alpha Eda, LLC (“Alpha”), a related party, for $140,000. The note accrues interest at 10%, is unsecured and was due on September 30, 2021. On March 31, 2023 Alpha and the Company extended the note maturity to December 31, 2023.

Stanley Hills LLC Convertible Note Payable (relate to 2022)

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

As of December 31, 2023, the Company has recorded an outstanding payable balance to Stanley amounted $661,395.

Consulting income for the period ended December 31, 2023 and for the year ended on December 31, 2022 were $0 and $90,000. Consulting income were derived from providing IT consulting services to Stanley Hills.

 As of December, 31, 2023 and December 31, 2022, the Company has recorded a due to related party of $14,239 and $62,003, respectively.

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

Director Independence

The Company has no outside directors as of December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Madhava Rao and BF Borgers CPA PC for the years ended December 31, 2023 and 2022.

	Years Ended December 31,
	2023	2022
Audit Fees	$92,500	$84,161

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

GBT TECHNOLOGIES INC.

Dated: April 19, 2024	By:	/s/ Mansour Khatib
	Name:	Mansour Khatib
	Title:	Chief Executive and Financial Officer (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Mansour Khatib	Chief Executive & financial Officer & Director	April 19, 2024
Mansour Khatib	(Principal Executive, Financial and Accounting Officer)

/s/ Dr. Danny Rittman	Chief Technology Officer and Director	April 19, 2024
Dr. Danny Rittman

GBT TECHNOLOGIES INC.
Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of GBT Technologies, Inc.

GBT Technologies Inc.

2450 Colorado Ave., Suite 100E,

Santa Monica, CA 90404

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of GBT Technologies, Inc. the "Company") as of December 31, 2023, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated deficit of $ 315,993,294 as of December 31, 2023 and has incurred recurring operating losses. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The company is involved in significant litigation related to debt settlement. The company has complex derivative instruments that require fair value measurement and accounting for potential liabilities. Company liabilities for legal $4,090,057 and derivative $14,116,062 is recorded and shown separately under current liabilities.

The audit team identified the litigation and derivative liability as critical audit matters due to their materiality and complexity, requiring significant auditor attention and judgment.

1. Litigation Assessment: We assessed the company's litigation disclosures, legal opinions, and potential outcomes. Our audit procedures included, among others, obtaining a list of litigation Company’s legal counsel, identifying material litigations from the aforementioned list and performing inquiries with the said counsel, obtaining and reading the underlying documents to assess the assumptions used by management in arriving at the conclusions, verifying the disclosures related to provisions and contingent liabilities in the financial statements to assess consistency. Accrued settlements discussed in Note 10.

Considering the judgement involved in determining the need to make a provision or disclose litigation, the matter is considered a Critical Audit Matter

2. Derivative Liability Valuation: The auditors performed detailed testing of the fair value measurement of derivative instruments. This included evaluating the valuation models used, assessing market inputs, and considering the impact of potential liabilities on the company's financial statements.

Convertible notes payable discussed in Note 10 have a conversion price that can be adjusted based on the Company’s stock price which results in the conversion feature being recorded as a derivative liability. The Company uses a weighted average Black-Scholes option pricing model with the following assumptions to measure the FV of derivative liability in Note 14. The outcome fair value of derivative liabilities could have a significant impact on the company's financial statements and disclosures. We focused on ensuring the accuracy and completeness of these key financial statement elements.

Considering the calculation using valuation model used in determining the need to make provision is a matter considered a Critical Audit Matter.

We conclude that the litigation and derivative liability met the criteria for being critical audit matters due to their materiality, complexity, and the level of judgment and estimation involved in their assessment.

M.S. Madhava Rao

Bengaluru, India

April 19, 2024

Served as Auditor since 2022

5041

GBT TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31,	December 31,
	2023	2022
	(Audited)	(Audited/As Restated*)
Current Assets:
Cash	$592	$13,058
Prepaid	—	12,500
Note receivable	46,250	198,475
Marketable securities	31,206	16,198
Current assets of discontinued operations	—	130,394
Total current assets	77,985	370,625

Total assets	$77,985	$370,625

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$5,372,846	$4,564,098
Accounts payable – Related Party	1,767,710	1,539,802
Accrued settlement	4,090,057	4,090,057
Unearned revenue	—	48,921
Contract liabilities	—	41,444
Convertible notes payable, current, net of discount of $66,512 and $189,060	5,665,017	6,397,727
Convertible notes payable, related party, net of discount of $0 and $0	661,395	116,605
Notes payable, current, net of original issue discount of $4,077 and $0	46,532	41,137
Notes payable, related party	140,000	140,000
Due to related party	—	27,375
Derivative liability	14,116,062	1,714,143
Current liabilities of discontinued operations	—	171,362
Total current liabilities	31,859,619	18,892,671

Non-Current Liabilities:
Note payable, noncurrent, net of discount of $0 and $0	328,748	308,863
Total noncurrent liabilities	328,748	308,863

Total liabilities	32,188,367	19,201,534

Stockholders’ Deficit:
Series B Preferred stock, $0.00001 par value; 20,000,000 shares authorized; 45,000 and 45,000 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	—
Series C Preferred stock, $0.00001 par value; 10,000 shares authorized; 700 and 700 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	—
Series D Preferred stock, $0.00001 par value; 100,000 shares authorized; 0 and 0 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	—
Series G Preferred stock, $0.00001 par value; 2,000,000 shares authorized; 0 and 0 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	—
Series H Preferred stock, $0.00001 par value ($500 stated value); 40,000 shares authorized; 20,000 and 20,000 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	—
Series I Preferred stock, $0.00001 par value ($35,000 stated value); 1,000 shares authorized; 1,000 and 0 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.00001 par value; 30,000,000,000 shares authorized; 10,253,695,062 and 1,535,593,440 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	102,538	15,356
Treasury stock, at cost; 8 and 1,040 shares at December 31, 2023 and December 31, 2022, respectively	(11,059)	(643,059)
Stock loan receivable	(7,610,147)	(7,610,147)
Shares to be cancelled	(632,000)	—
Additional paid in capital	293,069,829	288,664,858
Accumulated deficit	(315,993,294)	(298,232,829)
Total stockholders’ deficit	(31,074,133)	(17,805,821)
Non-Controlling Interest	(1,036,249)	(1,025,088)
Total stockholders’ deficit attributable to GBT Technologies, Inc.	(32,110,382)	(18,830,909)
Total liabilities and stockholders’ deficit	$77,985	$370,625

The accompanying footnotes are an integral part of these consolidated financial statements.

GBT TECHNOLOGIES INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2023	2022
Sales	$—	—
Consulting Income – Related Party	—	90,000
Total sales	—	90,000
Cost of Goods Sold	—	—
Gross Profit	—	90,000
Operating expenses:
General and administrative	507,261	701,270
Marketing	237,428	360,335
Professional	995,532	1,785,908
Total operating expenses	1,740,221	2,847,513
Loss from operations	(1,740,221)	(2,757,513)
Other income (expense):
Amortization of debt discount	(322,933)	(442,247)
Change in fair value of derivative liability	(13,759,482)	6,594,370
Interest expense and financing costs	(2,581,658)	(969,473)
Gain on debt extinguishment	315,297	—
Gain on RJW settlement	—	3,012,355
Change in fair value of marketable securities	(10,992)	(310,462)
Gain on loss of control	79,354	—
Other income	287,394	237,803
Total other income (expense)	(15,993,020)	8,122,346
Profit (Loss) before income taxes	(17,733,241)	5,364,833
Income tax expense	—	—
Profit (Loss) from continuing operations	(17,733,241)	5,364,833
Discontinued operations
Gain/(Loss) from discontinued operations	(38,385)	(40,977)
Net Income (Loss)	$(17,771,626)	$5,323,856

Less: net loss attributable to the noncontrolling interest	(11,161)	(1,025,088)
Net loss attributable to GTB Technologies Inc.	$(17,760,465)	$6,348,944

Weighted average common shares outstanding:
Basic	4,462,434,507	696,686,911
Diluted	27,786,282,982	4,646,981,551
Net Income (Loss) per share (basic and diluted):
Basic	$(0.00)	$0.01
Diluted	(0.00)	0.00

 The accompanying footnotes are an integral part of the consolidated financial statements.

GBT TECHNOLOGIES INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Series B Convertible		Series C Convertible		Series H Convertible		Series I Convertible								Stock	Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Share to be Cancelled		Loan	Paid-in	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Interest	Deficit
Balance, December 31, 2021	45,000	—	700	—	20,000	—	—	—	33,200,198	$332	1,040	$(643,059)	—	$—	$(7,610,147)	$284,072,667	$(304,581,773)	$—	$(28,761,980)
Common stock issued for conversions	—	—	—	—	—	—	—	—	847,133,242	8,471	—	—	—	—	—	2,156,989	—	—	2,165,460
Fair value of derivative liability due to conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,209,888	—	—	2,209,888
Common stock issued for cash	—	—	—	—	—	—	—	—	5,500,000	55	—	—	—	—	—	231,812	—	—	231,867
Common stock issued for JV - Tokenize	—	—	—	—	—	—	—	—	150,000,000	1,500	—	—	—	—	—	(1,500)	—	—	—
Cancellation of shares	—	—	—	—	—	—	—	—	(240,000)	(2)	—	—	—	—	—	2	—	—	—
Equity Method Investment - Meta	—	—	—	—	—	—	—	—	500,000,000	5,000	—	—	—	—	—	(5,000)	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,348,944	(1,025,088)	5,323,856
Balance, December 31, 2022	45,000	—	700	—	20,000	—	—		1,535,593,440	$15,356	1,040	$(643,059)	—	$—	$(7,610,147)	$288,664,858	$(298,232,829)	$(1,025,088)	$(18,830,909)
Common stock issued for conversions	—	—	—	—	—	—	—	—	8,618,101,622	86,182	—	—	—	—	—	1,598,489	—	—	1,684,671
Fair value of derivative liability due to conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,727,482	—	—	2,727,482
Shares issued to Tokenize	—	—	—	—	—	—	1,000	—	—	—	—	—	—	—	—	—	—	—	—
Common stock issued for service	—	—	—	—	—	—	—	—	100,000,000	1,000	—	—	—	—	—	79,000	—	—	80,000
Reclassification of shares to be issues	—	—	—	—	—	—	—	—	—	—	(1,032)	632,000	1,032	(632,000)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(17,760,465)	(11,161)	(17,771,626)
Balance, December 31, 2023	45,000	—	700	—	20,000	—	1,000	—	10,253,695,062	$102,538	8	$(11,059)	1,032	$(632,000)	$(7,610,147)	$293,069,829	$(315,993,294)	$(1,036,249)	$(32,110,382)

The accompanying footnotes are an integral part of these consolidated financial statements.

GBT TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2023	2022
Cash Flows From Operating Activities:
Net income (loss)	$(17,771,626)	$5,323,856
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	322,933	442,247
Change in fair value of derivative liability	13,759,482	(6,594,370)
Excess of debt discount and financing costs	1,462,446	34,175
Shares issued for services	80,000	—
Change in fair value of market equity security	10,992	308,802
Gain on debt extinguishment	(315,297)	—
Gain on debt settlement	—	(3,012,633)

Changes in operating assets and liabilities:
Account receivable	—	—
Other receivable	152,225	3,741,525
Prepaid Expense	12,500	(12,500)
Inventory	—	—
Inventory in transit	—	—
Unearned revenue	(74,921)	(200,463)
Contract liabilities	(41,444)	(8,556)
Accounts payable and accrued expenses	2,123,460	(253,957)
Accounts payable and accrued expenses	227,908	—
Net cash used in operating activities	(51,342)	(231,874)

Cash Flows From Investing Activities:
Investment to GTX	—	(150,000)
Investment to TGHI	—	(125,000)
Net cash used in investing activities	—	(275,000)

Cash Flows From Financing Activities:
Issuance of convertible notes	92,150	300,000
Issuance of note receivable	—	(190,000)
Proceeds from sales of common stock	—	231,867
Repayments to related party	(27,375)	(694,225)
Repayment of Convertible note	(39,043)	(39,043)
Proceeds from related party	—	756,227
Repayment of note payable	(79,070)	—
Issuance of notes payable	92,150	—
Net cash provided by financing activities	38,812	364,826

Net increase in cash	(12,529)	(142,048)

Cash, beginning of period	13,058	155,106

Cash, end of period	$529	$13,058

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

Supplemental non-cash investing and financing activities
Debt discount related to convertible debt	$35,576	$325,916
Reduction in derivative liability due to conversion	$2,727,481	$2,209,887
Shares issued for conversion of convertible debt	$1,684,671	$2,165,464
Share issuance for JV Metaverse	$—	$5,000
Share issuance for JV Tokenize	$—	$1,500

The accompanying footnotes are an integral part of these consolidated financial statements.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

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
December 31, 2023 and 2022

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

Note 2 – Going Concern

The accompanying CFS have been prepared assuming the Company will continue as a going concern. The Company has an accumulated deficit of $315,993,294 and has a working capital deficit of $31,781,634 as of December 31, 2023, which raises substantial doubt about its ability to continue as a going concern.

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

Note 3 – Discontinued Operations

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

The following table presents the aggregate carrying amounts of assets and liabilities of discontinued operations of Mahaser Ltd. in the consolidated balance sheet as of December 31, 2022:

Carrying amounts of assets included as part of discontinued operations:
Cash and cash equivalents	$93,581
Accounts receivable, net	25,244
Inventory	11,569
Total assets classified as discontinued operations in the consolidated balance sheet	$130,394

Carrying amounts of liabilities included as part of discontinued operations:
Accounts payable and accrued expenses	$136,734
Notes payable, noncurrent	34,628
Total liabilities classified as discontinued operations in the consolidated balance sheet	$171,362

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

The financial results of Mahaser Ltd. are present as loss from discontinued operations, net of income taxes on our consolidated income through December 31, 2023 and 2022, when our deconsolidation occurred. The following table presents the financial results of Mahaser:

	Year ended December 31,
	2023	2022
Revenues	$349,204	$1,107,555
Cost of revenue	324,918	817,754
Gross profit	24,286	289,801

Operating expense
Professional expenses	20,039	28,635
General and administrative expenses	42,605	302,012
Total operating expense	62,644	330,647
Loss from operations of discontinued operations	(38,358)	(40,846)

Other expense
Other income	10	2
Nonoperating expense - interest expense and financing	37	127
Total other expense	27	132

Loss from discontinued operations before provision for income taxes	(38,385)	(40,978)
Provision for income taxes	—	—
Loss from discontinued operations, net of income taxes	$(38,385)	$(40,978)

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

Principles of Consolidation

The accompanying CFS include the accounts of the Company and its subsidiaries; the Company’s 50% owned subsidiaries: GBT Tokenize Corp; and GBT BitSpeed Corp. (currently inactive) and , Gopher Protocol Costa Rica Sociedad De Responsabilidad Limitada (currently inactive), a wholly owned subsidiary, AltCorp Trading LLC, a Costa Rica company (“AltCorp” currently inactive) and Greenwich International Holdings, a Costa Rica corporation (“Greenwich” currently inactive). All significant intercompany transactions and balances were eliminated.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

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

Effective July 1, 2023 the Company terminated its joint venture revenue sharing (“Termination Agreement”) with Mahaser LTD (“Mahaser”). Until June 30, 2023, the Company’s variable interests in Mahaser obligate the Company to absorb deficits and provide it with the right to receive benefits that could potentially be significant to Mahaser. As a result of this analysis, the Company concluded it is the primary beneficiary of Mahaser and therefore consolidates the balance sheets, results of operations and cash flows of Mahaser until June 30, 2023. The Company performs a qualitative assessment of Mahaser on an ongoing basis to determine if it continues to be the primary beneficiary. Per the Termination Agreement, the Company has no access to Mahaser and ceased consolidated Mahaser as it does not comply with the condition in the qualitative assess, and as such this CFS does not include Mahaser operations for the period ended December 31, 2023.

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly-liquid debt instruments with original maturities of three months or less. As of December 31, 2023 and 2022, the Company did not have any cash equivalents.

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
December 31, 2023 and 2022

Inventory (2022 and interim 2023)

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

Note Receivable Paid-Off (2022)

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

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

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

At December 31, 2023 and 2022, the Company identified the following liabilities that are required to be presented on the balance sheet at FV:

	Fair Value	Fair Value Measurements at
	As of	December 31, 2022
Description	December 31, 2022	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$1,714,143	$—	$1,714,143	$—

	Fair Value	Fair Value Measurements at
	As of	December 31, 2023
Description	December 31, 2023	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$14,116,062	$—	$14,116,062	$—

Treasury Stock

Treasury stock is recorded at cost. The re-issuance of treasury shares is accounted for on a first in, first-out basis and any difference between the cost of treasury shares and the re-issuance proceeds are charged or credited to additional paid-in capital. The Company has 8 shares as treasury shares from acquisitions that were commenced in 2011.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Effective July 1, 2023 the Company terminated its joint venture revenue sharing (“Termination Agreement”) with Mahaser LTD (“Mahaser”). Until June 30, 2023, the Company’s variable interests in Mahaser obligate the Company to absorb deficits and provide it with the right to receive benefits that could potentially be significant to Mahaser. The Company evaluated for the period ended on June 30, 2023, whether it has a variable interest in Mahaser, whether Mahaser is a VIE and whether the Company has a controlling financial interest in Mahaser. The Company concluded that it has variable interests in Mahaser on the basis of GBT has 100% control over the JV/revenue sharing, and as such should consolidate the JV into its books and records as it assigned 100% financial responsibility. Mahaser’s equity at risk, as defined by GAAP, is considered to be insufficient to finance its activities without additional support, and, therefore, Mahaser is considered a VIE. As termination Agreement took place during the reporting period, the financial been classified to disclose this operation as discontinued operation.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

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

E-Commerce sales – (discontinued during 2023)

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

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

Unearned revenue

Unearned revenue represents the net amount received for the purchase of products that have not seen shipped to the Company’s customers. The Company has $0 and $48,921 of unearned revenue at December 31, 2023 and 2022, respectively.

Contract liabilities

On February 22, 2022, the Company entered into an Intellectual Property License and Royalty Agreement with Touchpoint Group Holdings, Inc. (“Touchpoint” or “TGHI”) pursuant to which the Company granted TGHI a worldwide license for its technologies for five years in the domains of Internet of Things (IoT) and Artificial Intelligence enabled mobile technologies pertaining to the Company’s digital currency technology (the “Technology”). GBT will charge TGHI royalties based on actual uses by TGHI of the Technology resulting from revenue attributable to the use, performance or other exploitation of the Technology, to the extent applicable, after deducting any taxes that the Company may be required to collect, and deducting any international sales, goods and services, value added taxes or similar taxes which the Company is required to pay, if any, excluding deductions for taxes on the Company net income. TGHI agreed to issue the Company 10,000,000 shares of common stock of TGHI in the FV of $50,000 as a onetime fee for the Company entering this Intellectual Property License and Royalty Agreement, which was booked contract liabilities and amortized over the  five-year term. The Company has yet to earn any royalty income in relation to this agreement as of December 31, 2022. The contract liabilities as of December 31, 2023 and December 31, 2022 was $0 and $41,444, respectively.

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

On March 31, 2022, the parties entered into Amendment No. 2 to the RSA, where Mahaser agreed to pay the Company 100% per year for all revenue generated by and received by seller from the sales by Amazon within the United States of America as follows from March 1, 2022 through December 31, 2022. The Company will be responsible for 100% of the cost of goods sold as well. In addition, the Company is entitled to earn 100% revenues and cost of goods sold of the period from February 1, 2022 to February 28, 2022. On January 1, 2023 the company extended their partnership to December 31, 2023. Effective July 1, 2023, the Company agreed to terminate the RSA with Mahaser Ltd. The years ended on December 31, 2023 and December 31, 2022 does not include the result of operation by Mahaser, as it ceases being VIE.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company has no material uncertain tax positions for any of the reporting periods presented and its current on all its tax filings federal and state until 2022 inclusive.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

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

	December 31,	December 31,
	2023	2022
Series B preferred stock	45,000	45,000
Series C preferred stock	700	700
Series H preferred stock	20,000	20,000
Series I preferred stock	1,000
Warrants	70,770	70,770
Convertible notes	74,974,606,196	3,949,223,831
Total	74,974,742,666	3,949,360,301

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of a SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company adopted this ASU on the CFS in the year ended December 31, 2021. The adoption had no material impact on the CFS for the years ended December 31, 2023 and December 31, 2022 .

On April 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” (“ASU 2021-04”) to clarify the accounting by issuers for modifications or exchanges of equity-classified warrants. The new ASU is available here and effective for all entities in fiscal years starting after December 15, 2021. Early adoption is permitted. The Company adopted this ASU on the CFS in the year ended December 31, 2021. The adoption had no material impact on the CFS for the years ended December 31, 2023 and December 31, 2022.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying CFS. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

Note 5 – Marketable Securities

TGHI Agreement

On January 28, 2022, the Company entered into a Stock Purchase Agreement with Marko Radisic (the “Seller”) and Touchpoint Group Holdings, Inc. (“TGHI”) pursuant to which the Company acquired 10,000 shares of Series A Convertible Preferred Stock (the “Touchpoint Preferred”) from the Seller for $125,000. The Touchpoint Preferred is convertible into 10,000,000 shares of common stock of Touchpoint. On February 22, 2022, the Company entered into an Intellectual Property License and Royalty Agreement with TGHI pursuant to which the Company granted TGHI a worldwide license for its technologies for five years in the domains of Internet of Things (IoT) and Artificial Intelligence enabled mobile technologies pertaining to the Company’s digital currency technology (the “Technology”). GBT will charge TGHI earned royalties based on actual uses by TGHI of the Technology resulting from revenue attributable to the use, performance or other exploitation of the Technology, to the extent applicable, after deducting any taxes that the Company may be required to collect, and deducting any international sales, goods and services, value added taxes or similar taxes which the Company is required to pay, if any, excluding deductions for taxes on the Company net income. TGHI agreed to issue the Company 10,000,000 shares of common stock of TGHI in the FV of $50,000 as a one-time fee for the Company entering this Intellectual Property License and Royalty Agreement, which was booked contract liabilities and amortized over the five-year term. The Company has yet to earn any royalty income order to this agreement as of December 31, 2023.

TGHI converted the Touchpoint Preferred into 10,000,000 shares of common stock of Touchpoint on February 23, 2022 resulting in the Company owning 20,000,000 shares of common stock of Touchpoint in total FV of $6,000 as of December 31, 2022 based on level 1 stock price in OTC markets.

On or about May 10, 2023 TGHI filed with the SEC Form 15 choosing to become a non-reporting entity. As such the Company depreciate its entire investment with TGHI.

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

The GTX Notes bear 10% interest and 50% of the principal may be converted into shares of common stock on a one-time basis at a conversion price of $0.01 per share. The remaining 50% of the principal must be paid in cash. The closing occurred on April 12, 2022. As of December 31, 2023, the Company wrote off the 50% of the convertible principal with all unpaid interest in total of $65,613 due to the collectability issue.

GTX changed its name into Metalert Inc. on or about September 20, 2022.

On September 30, 2022, GBT Tokenize, loaned MetAlert Inc., a Nevada corporation (f/k/a GTX Corp.) (“MetAlert”) $90,000. For such loan, MetAlert provided Tokenize a promissory note of $90,000 which is due and payable together with interest of 5% upon the earlier of September 19, 2023 or when declared by Tokenize. As of December 31, 2023, the Company wrote off the entire of the convertible principal with all unpaid interest in total of $95,770 due to the collectability issue.

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

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

As of December 31, 2022, the notes had an outstanding balance of $190,000 and accrued interest of $8,475. As of December 31, 2023, the notes had an outstanding balance of $46,250 and accrued interest of $0.

As of December 31, 2023 and December 31, 2022, the marketable security had a FV of $1,692 and $12,538, respectively.

Note 6 – Investment Avant.

On April 3, 2023, GBT Tokenize Corp., a subsidiary that is owned 50% by the Company entered into an Asset Purchase Agreement (“APA”) with Trend Innovation Holdings, Inc. (“TREN”), in which the Company consented, pursuant to which Tokenize sold certain assets relating to proprietary system and method named Avant-Ai, which is a text-generation, deep learning self-training model (the “System”).

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

Note 7 - Stock Loan Receivable

On January 8, 2019, the Company entered into a Stock Pledge Agreement with Latin American Exchange Latinex Casa de Cambio, S.A., a Costa Rica corporation (“Latinex”), to provide that Latinex may maintain its required regulatory capital as required by various regulators. The Company has pledged 4,006 restricted shares of its common stock valued at $7,610,147 (based on the closing price on the grant date) for a term of three years for an annual payment of $375,000 paid in quarterly installments of $93,750. In lieu of cash payment, Latinex may pay the Company in virtual currency of WISE Network S.A. valued at a 50% discount of its offering price of $10 per token. In the event that Latinex’s required capital has decreased below $5,000,000, Latinex is permitted to sell the pledged shares of common stock only in an amount to ensure that Latinex can satisfy the required capital levels. The Company must consent to such sale of the shares of common stock, which may not be unreasonably withheld. Upon expiration of the agreement, the remaining shares of common stock shall be returned to the Company free and clear of all liens. The Company has recorded the value of these shares of common stock as a stock loan receivable which is presented as a contra-equity account in the accompanying consolidated balance sheets. At December 31, 2019, the Company wrote off the accrued interest income as Latinex did not perform any payment and the Company has no mean to enforce this payment. Latinex agreed in principle to return the pledged 4,006 restricted shares of its common stock to the Company for cancellation. The 4,006 restricted shares of common stock have not yet been returned to the Company as of December 31, 2023.

Note 8 – Impaired Investment

Investment in GBT Technologies, S.A.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

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

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

Investment in Joint Venture GBT Tokenize Corp

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

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

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

Although the investment was impaired, the product development is still ongoing. The carrying amount of this investment at December 31, 2023 and December 31, 2022, was $0 and $0, respectively.

Note 9 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2023 and 2022 consist of the following:

	2023	2022
Accounts payable	$773,974	$876,266
Accrued liabilities	499,492	543,887
Accrued interest	4,099,380	3,143,945
Total	$5,372,846	$4,564,098

Note 10 – Unearned Revenue

Unearned revenue represents the net amount received for the purchase of products that have not seen shipped to the Company’s customers. In 2018, the Company ran pre-sales efforts for its pet tracker product and received prepayments for its product. The Company has $0 and $48,921 of unearned revenue at December 31, 2023 and December 31, 2022, respectively.

Note 11 – Convertible Notes Payable, Non-related Partied and Related Party

Convertible notes payable – non related parties at December 31, 2023 and 2022 consist of the following:

	December 31,	December 31,
	2023	2022
Convertible note payable to GBT Technologies S.A	$5,175,496	$6,395,531
Convertible notes payable to 1800	70,760	191,275
Convertible notes payable to Glen	462,500	—
Total convertible notes payable, non related parties	5,708,756	6,586,788
Unamortized debt discount	(43,739)	(189,060)
Convertible notes payable – non related parties	5,665,017	6,397,727
Less current portion	(5,665,017)	(6,397,727)
Convertible notes payable – non related parties, long-term portion	$—	$—

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

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

During the period ended December 31, 2023, IGOR 1 converted $1,182,535 of the convertible note into 6,309,235,294 shares of the Company’s common stock.

As of December 31, 2023, the note had an outstanding balance of $5,175,496 and accrued interest of $2,358,241.

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
December 31, 2023 and 2022

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

During the period ended December 31, 2023, the company paid back $39,043 to 1800 Diagonal lending and the remaining convertible note balance been converted into 136,993,684 shares.

As of December 31, 2023, the note had an outstanding balance of $0 and an interest of $0.

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

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

As of December 31, 2023, the consolidated convertible note had an outstanding balance of $462,500 and an accrued interest of $106,072.

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

As of December 31, 2023, the note had an outstanding balance of $1,486.

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

During the period ended December 31, 2023, 1800 Diagonal converted $42,500 of the convertible note into 500,000,000 shares of the Company’s common stock.

As of December 31, 2023, the note had an outstanding balance of $20,180 and accrued interest of $6,041.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

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

As of December 31, 2023, the note had an outstanding balance of $26,059 and a one-time interest of $5,665.

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

As of December 31, 2023, the note had an outstanding balance of $50,580 and an accrued interest of $3,966.

Convertible notes payable – prior related parties at December 31, 2023 and December 31, 2022 consist of the following:

	December 31,	December 31,
	2023	2022
Convertible note payable to Stanley Hills	661,395	116,605
Unamortized debt discount	—	—
Convertible notes payable, net, related party	661,395	116,605
Less current portion	(661,395)	(116,605)
Convertible notes payable, net, related party, long-term portion	$—	$—

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

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

As of December 31, 2023 and December 31, 2022 the principal balance of Stanley debt is $661,395 and $116,605 respectively. The unpaid interest of the Stanley debt at December 31, 2023 and December 31, 2022 was $49,482 and $20,033, respectively.

Discounts on convertible notes

The Company recognized debt discount of $113,260 and $438,015 during the twelve months ended December 31, 2023 and 2022, respectively, related to the amortization of the debt discount on convertible notes. The unamortized debt discount at December 31, 2023 and at December 31, 2022 was $43,739 and $189,060, respectively.

A roll-forward of the convertible notes payable from December 31, 2022 to December 31, 2023 is below:

Convertible notes payable, December 31, 2022	$6,514,332
Issued for cash	1,375,760
Debt discount related to new convertible notes	(113,260)
Payment with cash	(76,543)
Conversion to common stock	(1,632,459)
Amortization of debt discounts	258,582
Convertible notes payable, December 31, 2023	$6,326,412

Note –12 - Notes Payable, Non-related Parties and Related Party

Notes payable, non-related parties at December 31, 2023 and December 31, 2022 consist of the following:

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

	December 31,	December 31,
	2023	2022
1800 note	$27,546	$—
SBA loan	350,000	350,000
Total notes payable	377,546	350,000
Unamortized debt discount	(2,265)	—
Notes payable	375,281	350,000
Less current portion	(46,533)	(41,137)
Notes payable, long-term portion	$328,748	$308,863

SBA Loan

On June 22, 2020, the Company received a loan from the Small Business Administration under the Economic Injury Disaster Loan program related to the COVID-19 relief efforts. The loan bears interest at 3.75%, requires monthly principal and interest payments of $731 after 12 months from funding and is due 30 years from the date of issuance. The monthly payments have been extended by the SBA to all EIDL borrowers with additional 12 months. Monthly payments will be commenced on or around June 16, 2022. On October 1, 2021, the Company entered an Amended Loan Authorization and Agreement with the SBA providing for the modification of the Original Note providing for monthly principal and interest payments of $1,771 after 24 months from the Original Note commencing on or around June 22, 2022. On March 17, 2022 the SBA notified it deferred the payments to all COVID-19 EIDL loans will have the first payment due extended from 24-months to 30-months from the date of the note. The Modified Note will continue to bear interest at 3.75% and is due 30 years from the date of issuance of the Original Note. The Modified Note is guaranteed by Douglas Davis, the former CEO of the Company and current consultant, as well as by GBT Tokenize Corp. The additional funding of $200,000 was received by the Company on October 5, 2021. The balance of the note at December 31, 2023 and at December 31, 2022 was $350,000 and $350,000 plus accrued interest of $36,832 and $23,707, respectively. The Company did not perform any payment on the loan and seeking hardship from the SBA for reduce payment which was not yet addressed by the SBA.

Discounts on Promissory Note

The Company recognized debt discount of $64,351 and $0 during the period ended December 31, 2023 and December 31, 2022, respectively, related to the amortization of the debt discount on promissory notes. The unamortized debt discount at December 31, 2023 and at December 31, 2022 was $2,265 and $0, respectively.

Notes payable, related party at December 31, 2023 and December 31, 2022 consist of the following:

	December 31,	December 31,
	2023	2022
Alpha Eda note payable	$140,000	$140,000
Total notes payable, related party	140,000	140,000
Unamortized debt discount	—	—
Notes payable, net, related party	140,000	140,000
Less current portion	(140,000)	(140,000)
Notes payable, net, related party, long-term portion	$—	$—

Alpha Eda

On November 15, 2020, the Company issued a promissory note to Alpha Eda, LLC (“Alpha”), a related party for $140,000. The note accrues interest at 10%, is unsecured and was due on September 30, 2021. On March 31, 2023 Alpha and the Company extended the note maturity to December 31, 2023. The balance of the note at December 31, 2023 and at December 31, 2022 was $140,000 and $140,000 plus accrued interest of $46,633 and $32,633, respectively.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

Note 13 – Accrued Settlement

In connection with a legal matter filed by the Investor of the $8,340,000 Senior Secured Redeemable Convertible Debenture, on December 23, 2019, in the pending arbitration between the Company and the Investor, an Interim Award was entered in favor of the Investor. On January 31, 2020, the Company was informed that a final award was entered (the “Final Award”). The Final Award affirms that certain sections of the Senior Secured Redeemable Convertible Debenture (the “Debenture”) constitute unenforceable liquidated damages penalties and were stricken. Further, it was determined that the Investor was entitled to recovery of their attorney’s fees. Consequently, the arbitrator awarded Investor an award of $4,034,444 plus interest of 7.25% accrued from May 15, 2019 (presented separately in accounts payable and accrued expenses) and costs of $55,613. In connection with this settlement, the Company recognized a gain on the settlement of debt of $1,375,556 in 2019 as the difference between the carrying amount of the debt and the amount awarded by the arbitrator. The Company recorded accrued settlement of $4,090,057 and $4,090,057 at December 31, 2023 and at December 31, 2022, respectively.

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

The Company uses a weighted average Black-Scholes option pricing model with the following assumptions to measure the FV of derivative liability at December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Stock price	$0.001	$0.001

Risk free rate	5.26 – 5.60%	4.42 – 4.76%
Volatility	427 – 502%	213 – 277%
Conversion/ Exercise price	$0.000075 – 0.000085	$0.0015 – 0.0017
Dividend rate	0%	0%

The following table represents the Company’s derivative liability activity for the period ended December 31, 2023:

Derivative liability balance, December 31, 2022	$1,714,143
Issuance of derivative liability during the period	1,369,920
Fair value of beneficial conversion feature of debt converted	(2,727,482)
Change in derivative liability during the period	13,759,482
Derivative liability balance, December 31, 2023	$14,116,062

The significant increase in the fair value of derivative liability was mainly due to the Company’s stock price dropping from $0.001 at December 31, 2022 to $0.0001 at December 31, 2023. It reduced the strike price of the convertible notes and increased the total liabilities of the total convertible shares into common stock as of December 31, 2023.

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
December 31, 2023 and 2022

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

During the period ended December 31, 2023, the Company had the following transactions in its common stock:

●	Of 8,618,101,622 shares issued for the conversion of convertible notes of $1,632,459 and accrued interest of $52,211; and

●	Of 100,000,000 Shares issued to Pacific Capital Markets LLC for certain for service agreement between Pacific Capital Markets LLC. and the Company. The value of the shares of $80,000 was determined based on the FV of the Company’s common stock at the time of issuance;

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

As of December 31, 2023 and as of December 31, 2022, there were 45,000 Series B Preferred Shares outstanding.

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

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

At December 31, 2023 and at December 31, 2022, GV owns 700 Series C Preferred Shares.

Series D Preferred Shares

As of December 31, 2023 and as of December 31, 2022, there are 0 and 0 shares of Series D Preferred Shares outstanding, respectively.

Series G Preferred Shares

As of December 31, 2023 and as of December 31, 2022, there are 0 and 0 shares of Series G Preferred Shares outstanding, respectively.

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

As of December 31, 2023 and as of December 31, 2022, there are 20,000 shares of Series H Preferred Shares outstanding.

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

As of December 31, 2023, there are 1,000 shares of Series I Preferred Shares outstanding.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

Treasury Shares

On April 25, 2011, the Company issued a press release announcing that its Board of Directors approved a share repurchase program. Under the program, the Company is authorized to purchase up to 200-post-split (1,000,000 pre-split) of its shares of common stock in open market transactions at the discretion of management. All stock repurchases will be subject to the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended and other rules that govern such purchases. As of December 31, 2023, the Company has 8 treasury shares on a cost basis of $11,059.

Shares To Be Cancelled

As of December 31, 2013, the Company had repurchased 8-post-split shares (38,000 pre-split) shares of its common shares in the open market, which were returned to treasury. On December 31, 2014, the Company returned 40,000 post-split shares (200,000,000 pre-split shares) to the Company in connection with the dissolution of the licensing agreement with Micrologic.

During the first quarter of 2015, the Company’s counsel, who had previously been issued 32,000 shares as compensation, returned those shares to the Company.

As of December 31, 2023, the Company has 1,032 shares to be cancelled on a cost basis of $632,000.

Warrants

The following is a summary of warrant activity.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2022	70,770	$205.07	0.30	$—
Granted	—
Forfeited	70,370
Exercised	—
Outstanding, December 31, 2023	400	$1,595	0.02	$—
Exercisable, December 31, 2023	400	$1,595	0.02	$—

Note 16 - Income Taxes

At December 31, 2023 and 2022, the significant components of the deferred tax assets are summarized below:

	December 31,	December 31,
	2023	2022
Deferred income tax asset
Net operating loss carryforwards	$10,216,110	$9,182,327
Total deferred income tax asset	10,216,110	9,182,327
Less: valuation allowance	(10,216,110)	(9,182,327)
Total deferred income tax asset	$—	$—

The valuation allowance increased by $1,072,552 and $237,089 in 2023 and 2022, respectively, as a result of the Company generating additional net operating losses. The Company’s net operating loss carryforward of approximately $31,663,196 begin to expire in 2025.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

No income tax expense reflected in the consolidated statements of income for the years 2023 and 2022.

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2023 and 2022 is as follows:

	2023		2022
	Amount	Percent	Amount	Percent
Federal statutory rates	$(3,735,296)	21.0%	$1,118,010	21.0%
State income taxes	(1,422,970)	8.0%	425,908	8.0%
Permanent differences	4,083,900	-33.5%	(1,784,116)	-33.5%
Valuation allowance against net deferred tax assets	1,074,366	4.5%	237,089	4.5%
Effective rate	$—	—%	$—	—%

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

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its consolidated statements of operations. There were no interest or penalties accrued as of December 31, 2023 and 2022.

Note 17 - Related Parties

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

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

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

Yello Partners Inc.

As of December 31, 2023 and as of December 31, 2022, the Company has $625,000 and $505,000 owed to Yello Partners, Inc., a Company owned by the CEO.

Alpha Eda Note Payable – Related Party

On November 15, 2020, the Company issued a promissory note to Alpha Eda, LLC (“Alpha”), a related party, for $140,000. The note accrues interest at 10%, is unsecured and was due on September 30, 2021. On March 31, 2023 Alpha and the Company extended the note maturity to December 31, 2023. As of December 31, 2023 and as of December 31, 2022, the Company has $140,000 and $140,000 owed to Alpha Eda, respectively.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

Stanley Hills LLC Convertible Note Payable – Prior Related Party

On January 1, 2023, the Company issued a convertible promissory note to Stanley for its credit balances in the principal amount of $750,000. The convertible promissory note bears interest of 10% and is payable at maturity on June 30, 2024. Stanley may convert the consolidated convertible Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price during the 20-day period preceding the date of conversion. As of December 31, 2023 and as of December 31, 2022, the Company has recorded an outstanding balance to Stanley note payable amounted $661,395 and $0, respectively.

Stanley Hills LLC Accounts Payable

As of December 31, 2023 and 2022, the Company has recorded an outstanding payable balance to Stanley amounted $901,595 and $927,136, respectively, recorded under accrued expenses.

Consulting income for the year ended December 31, 2023 and for the year ended on December 31, 2022 were $0 and $90,000. Consulting income were derived from providing IT consulting services to Stanley Hills, a related party back then.

Note 18 - Legal Proceedings

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business. There is currently no litigation that management believes will have a material impact on the financial position of the Company.

TTSG

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

Note 19 - Contingencies

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

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

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

Stock Loan Receivable

On January 8, 2019, the Company entered into a Stock Pledge Agreement with Latin American Exchange Latinex Casa de Cambio, S.A., a Costa Rica corporation (“Latinex”), to provide that Latinex may maintain its required regulatory capital as required by various regulators. The Company pledged 4,006 restricted shares of its common stock valued at $7,610,147 (based on the closing price on the grant date) for three years for an annual payment of $375,000 paid in quarterly installments of $93,750. In lieu of cash payment, Latinex may pay the Company in virtual currency of WISE Network S.A. valued at a 50% discount of its offering price of $10 per token. In the event that Latinex’s required capital has decreased below $5,000,000, Latinex is permitted to sell the pledged shares of common stock only in an amount to ensure that Latinex can satisfy the required capital levels. The Company must consent to such sale of the shares of common stock, which may not be unreasonably withheld. Upon expiration of the agreement, the remaining shares of common stock shall be returned to the Company free and clear of all liens. The Company recorded the value of these shares of common stock as a stock loan receivable which is presented as a contra-equity account in the accompanying consolidated balance sheets. At December 31, 2019, the Company wrote off the accrued interest income as Latinex did not perform any payment and the Company has no mean to enforce this payment. Latinex agreed in principle to return the pledged 4,006 restricted shares to the Company for cancellation. The 4,006 restricted shares have not yet been returned to the Company as of December 31, 2023.

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

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

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

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

In accordance therewith, Bannix agrees to pay, issue and deliver to Tokenize, $42,500,000 in series A preferred stock to Tokenize, which such terms will be more fully set forth in the Series A Preferred Stock Certificate of Designation to be filed with the Secretary of State of the State of prior to the Closing Date. The Series A Preferred Stock will have stated value of face value of $1,000 per share and is convertible, at the option of Tokenize, into shares of common stock of Bannix at 5% discount to the VWAP during the 20 trading days prior to conversion, and in any event not less than $1.00. The Series A Preferred Stock will not have voting rights and will be entitled to dividends only in the event of liquidation. The Series A Preferred Stock will have a 4.99% beneficial ownership limitation. Series A Preferred Stock and the shares of common stock issuable upon conversion of the Series A Preferred Stock (the “Conversion Shares”) shall be subject to a lock-up beginning on the Closing Date and ending on the earliest of (i) the six (6) months after such date, (ii) a Change in Control, or (iii) written consent of Purchaser (the “Seller Lockup Period”)

On December 18, 2023, Bannix and Tokenize entered into Amendment No. 1 to the PPA. Per the amendment, Bannix and Tokenize agreed that the shares of common stock to be issued upon conversion of the Series A Preferred Stock will not exceed 19.99% of the aggregate number of shares of common stock issued and outstanding as of the closing of Bannix’s acquisition of EVIE (such maximum number of shares, the “Exchange Cap”) unless Bannix’s stockholders have approved the issuance of shares of common stock upon conversion of the Series A Preferred Stock pursuant to the PPA in excess of the Exchange Cap in accordance with the applicable rules of the market or exchange on which Bannix’s shares of common stock trade.

On March 11, 2024, Bannix sent EVIE and the shareholder of EVIE a notice providing that the BCA has been terminated (“BNIX EVIE Termination Letter”). As the PPA was contingent upon Bannix closing the acquisition of the EVIE and due to the BNIX EVIE Termination Letter, on March 19, 2024 Bannix and Tokenize agreed to terminate the PPA which was consented to by the Company.

Effective as of March 19, 2024, Tokeniz, entered into a Patent Purchase Agreement with VisionWave Technologies Inc. (“VisionWave”) pursuant to which VisionWave agreed to acquire from Tokenize the entire right, title, and interest of certain patents and patent applications providing an intellectual property basis for a machine learning driven technology that controls radio wave transmissions, analyzes their reflections data, and constructs 2D/3D images of stationary and in motion objects (“VisionWave PPA”).

The Purchase Price for the asset is $30,000,000 (the “Purchase Price”), which VisionWave will pay with shares of common stock, $0.0001 par value per share (the “Common Stock”). The Parties agree that the final Purchase Price may be adjusted and will be governed by a valuation report issued by a professional third party (“Valuation”). If the final Purchase Price per the Valuation is less than $30,000,000, Tokenize has the option to cancel this Agreement. In accordance therewith, VisionWave agreed to issue and deliver to Tokenize, 1,000 shares of Common Stock (the “Shares”) representing 50% of VisionWave’s issued and outstanding shares of Common Stock, where the remainder of the 50% of VisionWave’s issued and outstanding shares of Common Stock are owned by a corporation controlled by Anat Attia.

Service Agreement

On February 24, 2023 the Company entered into service agreement with Pacific Capital Markets LLC, where 100,000,000 Shares issued to it for certain for service agreement between Pacific Capital Markets LLC. and the Company. The value of the shares of $80,000 was determined based on the FV of the Company’s common stock.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

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

Note 20 – Concentrations

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk for the years, consist principally of temporary cash investments. There have been no losses in these accounts through December 31, 2023 and 2022.

Liquidity risk

The Company has an accumulated deficit of $316,911,353 and has a working capital deficit of $31,620,271 as of December 31, 2022, which raises substantial doubt about its ability to continue as a going concern as the Company does not have sufficient funds to discharge its current liabilities.

Customers

Per the Termination Agreement with Mahaser, the Company did not recognize revenue in the year ended on December 31, 2023. The Consulting income from related party for the year ended December 31, 2023 and 2022 was $0 and $90,000.

Note 21 - Subsequent Events

Effective as of March 19, 2024, Tokenize, which is 50% owned by the Company entered into a Patent Purchase Agreement with VisionWave Technologies Inc. (“VisionWave”) pursuant to which VisionWave agreed to acquire from Tokenize the entire right, title, and interest of certain patents and patent applications providing an intellectual property basis for a machine learning driven technology that controls radio wave transmissions, analyzes their reflections data, and constructs 2D/3D images of stationary and in motion objects (“VisionWave PPA”).

The Purchase Price for the asset is $30,000,000 (the “Purchase Price”), which VisionWave will pay with shares of common stock, $0.0001 par value per share (the “Common Stock”). The Parties agree that the final Purchase Price may be adjusted and will be governed by a valuation report issued by a professional third party (“Valuation”). If the final Purchase Price per the Valuation is less than $30,000,000, Tokenize has the option to cancel this Agreement. In accordance therewith, VisionWave agreed to issue and deliver to Tokenize, 1,000 shares of Common Stock (the “Shares”) representing 50% of VisionWave’s issued and outstanding shares of Common Stock, where the remainder of the 50% of VisionWave’s issued and outstanding shares of Common Stock are owned by a corporation controlled by Anat Attia.

On August 8, 2023, Bannix Acquisition Corp. (“Bannix”) entered into a Patent Purchase Agreement (“PPA”) with Tokenize, which is 50% owned by the Company, which was consented to by the Company. The closing date of the PPA was set to be immediately follow the closing of the Business Combination Agreement (“BCA”) by Bannix with EVIE Autonomous Group Ltd. (“EVIE”). On March 11, 2024, Bannix sent EVIE and the shareholder of EVIE a notice providing that the BCA has been terminated (“BNIX EVIE Termination Letter”) As the PPA was contingent upon Bannix closing the acquisition of the EVIE and due to the BNIX EVIE Termination Letter, on March 19, 2024 Bannix and Tokenize agreed to terminate the PPA which was consented to by the Company.