Form 10-Q
period 2024-03-31
GBT Technologies Inc.
filed 2024-05-20
CIK 1471781

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.00001 par value	16,813,229,180 Common Shares
(Class)	(Outstanding at May 20, 2024)

GBT TECHNOLOGIES INC.

Item 1: Condensed consolidated financial statements

GBT TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31,	December 31,
	2024	2023
	(Unaudited)	(Audited)
Current Assets:
Cash	$173	$529
Note receivable	46,250	46,250
Marketable securities	27,377	31,206
Total current assets	73,800	77,985
Total assets	$73,800	$77,985

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$5,305,771	$5,372,846
Accounts Payable and accrued expenses - related party	1,919,746	1,767,710
Accrued settlement	4,090,057	4,090,057
Convertible notes payable, current, net of discount of $12,728 and $43,739	5,310,348	5,665,017
Convertible notes payable, related party, net of discount of $0 and $0	491,395	661,395
Notes payable, current, net of original issue discount of $473 and $2,265	54,281	46,532
Notes payable, related party	140,000	140,000
Derivative liability	6,150,130	14,116,062
Total current liabilities	23,461,728	31,859,619

Non-Current Liabilities:
Note payable, noncurrent, net of discount of $0 and $0	311,746	328,748
Total noncurrent liabilities	311,746	328,748
Total liabilities	23,773,474	32,188,367

Stockholders’ Deficit:
Series B Preferred stock, $0.00001 par value; 20,000,000 shares authorized; 45,000 and 45,000 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Series C Preferred stock, $0.00001 par value; 10,000 shares authorized; 700 and 700 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Series H Preferred stock, $0.00001 par value ($500.00 stated value); 40,000 shares authorized; 20,000 and 20,000 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Series I Preferred stock, $0.00001 par value ($350.00 stated value); 1,000 shares authorized; 1,000 and 1,000 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.00001 par value; 30,000,000,000 shares authorized; 16,813,229,180 and 10,253,695,062 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	168,133	102,538
Treasury stock, at cost; 21 shares at March 31, 2024 and December 31, 2023, respectively	(11,059)	(11,059)
Shares to be cancelled	(632,000)	(632,000)
Stock loan receivable	(7,610,147)	(7,610,147)
Additional paid in capital	294,255,053	293,069,829
Accumulated deficit	(308,831,305)	(315,993,294)
Total stockholders’ deficit	(22,975,126)	(31,074,133)
Non-Controlling Interest	(1,038,349)	(1,036,249)
Total stockholders’ deficit attributable to GBT Technologies, Inc.	(24,013,475)	(32,110,382)
Total liabilities and stockholders’ deficit	$73,800	$77,985

The accompanying footnotes are an integral part of the unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited/As Restated)

	March 31,
	2024	2023*
Operating expenses:
General and administrative expenses	3,505	125,213
Marketing expenses	45,120	54,898
Professional expenses	129,000	286,022
Total operating expenses	177,625	466,133

Loss from operations	(177,625)	(466,133)

Other income (expense):
Amortization of debt discount	(32,803)	(147,628)
Change in fair value of derivative liability	7,271,013	(3,924,247)
Interest expense and financing costs	101,473	(1,594,934)
Gain on debt extinguishment	—	315,297
Change in fair value of marketable securities	(2,169)	(8,547)
Other income - related party licensing income	—	193,628
Total other income (expense)	7,337,514	(5,166,431)

Income (loss) before income taxes	7,159,889	(5,632,563)

Income tax expense	—	—

Income (loss) from continuing operations	7,159,889	(5,632,563)

Discontinued operations:
Gain/(Loss) from discontinued operations	—	2,850

Net income (loss)	$7,159,889	$(5,629,713)

Less: net (loss) income attributable to the noncontrolling interest	(2,100)	44,617

Net income (loss) attributable to GTB Technologies Inc.	7,161,989	(5,674,330)

Weighted average common shares outstanding:
Basic	15,151,113,291	2,381,753,489
Diluted	69,406,539,967	25,705,601,964
Net loss per share (basic and diluted):
Basic	$0.00	$(0.00)
Diluted	0.00	(0.00)

*The following unaudited balances were updated to reflect the discontinued operations of Mahaser Ltd.

The accompanying footnotes are an integral part of the unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Unaudited/As Restated*)

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series H Convertible Preferred Stock		Series I Convertible Preferred Stock		Common Stock		Treasury Stock		Share to be Cancelled		Stock Loan	Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Interest	Deficit
Balance, December 31, 2023	45,000	—	700	—	20,000	—	1,000	—	10,253,695,062	$102,538	8	$(11,059)	1,032	$(632,000)	$(7,610,147)	$293,069,829	$(315,993,294)	$(1,036,249)	$(32,110,382)
Common stock issued for conversions	—	—	—	—	—	—	—	—	6,559,534,118	65,595	—	—	—	—	—	491,965	—	—	557,560
Fair value of derivative liability due to conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	694,919	—	—	694,919
Tokenize investment reclassification	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,666)	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,161,989	(2,100)	7,159,889
Balance, March 31, 2024	45,000	—	700	—	20,000	—	1,000	—	16,813,229,180	$168,133	8	$(11,059)	1,032	$(632,000)	$(7,610,147)	$294,256,713	$(308,831,305)	$(1,038,349)	$(23,699,674)

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series H Convertible Preferred Stock		Series I Convertible Preferred Stock		Common Stock		Treasury Stock		Share to be Cancelled		Stock Loan	Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Interest	Deficit
Balance, December 31, 2022	45,000	$—	700	$—	20,000	$—	—		1,535,593,440	$15,356	1,040	$(643,059)	—	$—	$(7,610,147)	$288,664,858	$(298,232,829)	$(1,025,088)	$(18,830,908)
Common stock issued for conversions	—	—	—	—	—	—	—	—	1,294,508,379	12,945	—	—	—	—	—	390,603	—	—	403,548
Fair value of derivative liability due to conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	316,223	—	—	316,223
Common stock issued for Service	—	—	—	—	—	—	—	—	100,000,000	1,000	—	—	—	—	—	79,000	—	—	80,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,680,068)	50,355	(5,629,713)
Balance, March 31, 2023	45,000	$—	700	$—	20,000	$—	—	$—	2,930,101,819	$29,301	1,040	$(643,059)	—	$—	$(7,610,147)	$289,450,684	$(303,912,897)	$(974,733)	$(23,660,850)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2024	2023*
Cash Flows From Operating Activities:
Net Income (loss)	$7,159,889	$(5,629,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	32,803	147,628
Change in fair value of derivative liability	(7,271,013)	3,924,246
Excess of debt discount and financing costs	—	1,376,302
Shares issued for services	—	80,000
Change in fair value of market equity security	2,169	8,546
Gain on debt extinguishment	—	(315,297)

Changes in operating assets and liabilities:
Account receivable	—	(15,407)
Other receivable	—	4,687
Prepaid	—	(59,722)
Inventory	—	4,002
Other assets	—	(556)
Unearned revenue	—	(48,921)
Contract liabilities	—	(2,500)
Accounts payable and accrued expenses	(65,193)	414,070
Accounts payable and accrued expenses - RP	152,035	—
Net cash provided by (used in) operating activities	10,690	(112,635)

Cash Flows From Investing Activities:
Net cash used in investing activities	—	—

Cash Flows From Financing Activities:
Issuance of convertible notes	—	104,300
Repayments to note payables	(11,046)	—
Repayments to related party	—	(302,700)
Repayment of Convertible note	—	(39,043)
Proceeds from related party	—	302,506
Net cash (used in) provided by financing activities	(11,046)	65,063

Net changes in cash	(356)	(47,572)

Cash, beginning of period	529	106,639

Cash, end of period	$173	$59,067

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

Supplemental non-cash investing and financing activities
Reduction in derivative liability due to conversion	$694,919	$104,301
Shares issued for conversion of convertible debt	$557,560	$316,223
Debt discount related to convertible debt	$—	$403,548
Tokenize investment reclassification	$1,660	$—

*The following unaudited balances were updated to reflect the discontinued operations of Mahaser Ltd.

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

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

Note 2 – Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has an accumulated deficit of $308,831,305 and has a working capital deficit of $23,387,928 as of March 31, 2024, which raises substantial doubt about its ability to continue as a going concern.

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

The financial results of Mahaser Ltd. are present as loss from discontinued operations, net of income taxes on our consolidated income through March 31, 2023, when our deconsolidation occurred. The following table presents the financial results of Mahaser:

	Period ended March 31,
	2024	2023
Revenues	$—	$217,785
Cost of revenue	—	176,091
Gross profit	—	41,694

Operating expense
Professional expenses	—	7,908
General and administrative expenses	—	24,188
Total operating expense	—	32,096
Income from operations of discontinued operations	—	9,597

Nonoperating expense - interest expense and financing	—	6,747
Total other expense	—	6,747

Income from discontinued operations before provision for income taxes	—	2,850
Provision for income taxes	—	—
Income from discontinued operations, net of income taxes	$—	$2,850

Note 4 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates in the accompanying condensed consolidated financial statements include valuation of derivatives and valuation allowance on deferred tax assets.

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

Effective July 1, 2023, the Company terminated its joint venture revenue sharing (“Termination Agreement”) with Mahaser LTD (“Mahaser”). Until June 30, 2023, the Company’s variable interests in Mahaser obligate the Company to absorb deficits and provide it with the right to receive benefits that could potentially be significant to Mahaser. As a result of this analysis, the Company concluded it is the primary beneficiary of Mahaser and therefore consolidates the balance sheets, results of operations and cash flows of Mahaser until June 30, 2023. The Company performs a qualitative assessment of Mahaser on an ongoing basis to determine if it continues to be the primary beneficiary. Per the Termination Agreement, the Company has no access to Mahaser and ceased consolidated Mahaser as it does not comply with the condition in the qualitative assess, and as such this CFS does not include Mahaser operations for the period ended March 31, 2024.

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly liquid debt instruments with original maturities of three months or less. As of March 31, 2024 and December 31, 2023, the Company did not have any cash equivalents.

Funds in Escrow

Restricted cash is $375,000 as part of the SURG settlements proceeds that needs to stay in escrow and $19,694 restricted cash that the court on January 28, 2022 awarded the Company with injunction against RWJ defendants, where all funds generating from resale should be deposited into GBT blocked account, and therefore RWJ defendants cannot use these funds without court order, neither the Company. According to the settlement agreement made on September 26, 2022, these funds held in escrow and no longer restricted. The Company entered into the Confidential Settlement Agreement and Mutual Release (“RJW Agreement”) by and between RWJ Advanced Marketing, LLC, Robert Warren Jackson, Gregory Bauer (collectively the “RJW Parties”) and W.L. Petrey Wholesale Company, Inc., (“Petrey”) on one hand; and GBT Technologies Inc., on behalf of itself and its agents (collectively the GBT Parties”), on the other hand. The Company the RJW Agreement effective September 26, 2022 with final signatures delivered to the Company on or about October 5, 2022. Among other agreements the parties agreed and stipulated to release all funds currently being held in a blocked account of $19,694 with 50% distributed to the RWJ Parties and 50% to the Company or its assignee.

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

Inventory (2022 and interim 2023)

The inventory consists of electronic products ready for sale online on e-commerce platforms. It is stated at the lower of cost or net realizable value and all inventories were returned product from online customers. We value our inventory using the weighted average costing method. Our Company’s policy is to include as a part of inventory any freight incurred to ship the product from our contract vendors to our warehouses. Outbound freight costs to our customers are considered period costs and reflected in selling, general and administrative expenses. We regularly review inventory and consider forecasts of future demand, market conditions and product obsolescence.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its FV and is then re-valued at each reporting date, with changes in the FV reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of March 31, 2024 and December 31, 2023, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

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

At March 31, 2024 and December 31, 2023, the Company identified the following liabilities that are required to be presented on the balance sheet at FV:

	Fair Value	Fair Value Measurements at
	As of	March 31, 2024
Description	March 31, 2024	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$6,150,130	$—	$6,150,130	$—

	Fair Value	Fair Value Measurements at
	As of	December 31, 2023
Description	December 31, 2023	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$14,116,062	$—	$14,116,062	$—

Treasury Stock

Treasury stock is recorded at cost. The re-issuance of treasury shares is accounted for on a first in, first-out basis and any difference between the cost of treasury shares and the re-issuance proceeds are charged or credited to additional paid-in capital. The Company has 8 shares as treasury shares from acquisitions that commenced in 2011.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Effective July 1, 2023, the Company terminated its joint venture revenue sharing (“Termination Agreement”) with Mahaser LTD (“Mahaser”). Until June 30, 2023, the Company’s variable interests in Mahaser obligate the Company to absorb deficits and provide it with the right to receive benefits that could potentially be significant to Mahaser. The Company evaluated for the period ended on June 30, 2023, whether it has a variable interest in Mahaser, whether Mahaser is a VIE and whether the Company has a controlling financial interest in Mahaser. The Company concluded that it has variable interests in Mahaser on the basis of GBT has 100% control over the JV/revenue sharing, and as such should consolidate the JV into its books and records as it assigned 100% financial responsibility. Mahaser’s equity at risk, as defined by GAAP, is considered to be insufficient to finance its activities without additional support, and, therefore, Mahaser is considered a VIE. As termination Agreement took place during the reporting period, the financial been classified to disclose this operation as discontinued operation.

Revenue Recognition

Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on January 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. The Company had no significant post-delivery obligations, this new standard did not result in a material recognition of revenue on the Company’s accompanying condensed consolidated financial statements for the cumulative impact of applying this new standard. The Company made no adjustments to its previously reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

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

Determine the transaction price. The transaction price set to be the listed price on the Amazon or eBay websites;

Allocation the transaction price to the performance obligations in the contract; and

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

On March 31, 2022, the parties entered into Amendment No. 2 to the RSA, where Mahaser agreed to pay the Company 100% per year for all revenue generated by and received by seller from the sales by Amazon within the United States of America as follows from March 1, 2022 through December 31, 2022. The Company will be responsible for 100% of the cost of goods sold as well. In addition, the Company is entitled to earn 100% revenues and cost of goods sold of the period from February 1, 2022 to February 28, 2022. On January 1, 2023 the company extended their partnership to December 31, 2023. Effective July 1, 2023, the Company agreed to terminate the RSA with Mahaser Ltd. The period ended on March 31, 2024 and year ended December 31, 2023 does not include the result of operation by Mahaser, as it ceases being VIE.

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

	March 31,	December 31,
	2024	2023
Series B preferred stock	30	30
Series C preferred stock	8	8
Series H preferred stock	1,000,000	1,000,000
Series I preferred stock	1,000,000,000	1,000,000,000
Warrants	400	400
Convertible notes	68,405,539,529	74,974,606,196
Total	69,406,539,967	75,975,606,634

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of March 31, 2024, through the date which the condensed consolidated financial statements are issued. Based upon the review, other than described in Note 18 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of a SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company adopted this ASU on the consolidated financial statements in the year ended December 31, 2021. The adoption had no material impact on the consolidated financial statements for the period ended March 31, 2024 and year ended December 31, 2023.

On April 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” (“ASU 2021-04”) to clarify the accounting by issuers for modifications or exchanges of equity-classified warrants. The new ASU is available here and effective for all entities in fiscal years starting after December 15, 2021. Early adoption is permitted. The Company adopted this ASU on the consolidated financial statements in the year ended December 31, 2021. The adoption had no material impact on the consolidated financial statements for the period ended March 31, 2024 and year ended December 31, 2023.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying condensed consolidated financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 5 – Marketable Securities

	March 31, 2024	December 31, 2023
Marketable Securities from Trend Innovation Holdings Inc.	$26,000	$26,000
Marketable Securities from MetAlert Inc.	1,377	3,546
Total Fair Value of Marketable Securities	$27,377	$29,546

Investment Avant – Trend Innovation Holdings, Inc.

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

As of March 31, 2024 and December 31, 2023, the marketable security had a FV of $26,000 and $26,000, respectively.

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

On September 30, 2022, GBT Tokenize, loaned MetAlert Inc., a Nevada corporation (f/k/a GTX Corp.) (“MetAlert”) $90,000. For such loan, MetAlert provided Tokenize a promissory note of $90,000 which is due and payable together with interest of 5% upon the earlier of September 19, 2023 or when declared by Tokenize. As of December 31, 2023, the Company wrote off the entire convertible principal with all unpaid interest in total of $95,770 due to the collectability issue.

MetAlert designs, manufactures and sells various interrelated and complementary products and services in the wearable technology and IoMT (Internet of Medical Things) marketplace.

As of March 31, 2024 and December 31, 2023, the marketable security had a FV of $1,377 and $3,546, respectively.

On or about January 31, 2023 GTB Tokenize Corp the Company’s 50% owned subsidiary, assigned $7,500 from the GTX Notes to Stanley Hills, LLC, which in turn converted said $7,500 plus interest into 812,671 GTX shares. Stanley Hills, LLC credit GBT Tokenize for $146,037 for the transaction, reducing its credit outstanding balances with the Company and GBT Tokenize Corp.

As of March 31, 2024 and December 31, 2023, the notes had an outstanding balance of $46,250 and accrued interest of $0, respectively.

Note 6 - Stock Loan Receivable

On January 8, 2019, the Company entered into a Stock Pledge Agreement with Latin American Exchange Latinex Casa de Cambio, S.A., a Costa Rica corporation (“Latinex”), to provide that Latinex may maintain its required regulatory capital as required by various regulators. The Company has pledged 4,006 restricted shares of its common stock valued at $7,610,147 (based on the closing price on the grant date) for a term of three years for an annual payment of $375,000 paid in quarterly installments of $93,750. In lieu of cash payment, Latinex may pay the Company in virtual currency of WISE Network S.A. valued at a 50% discount of its offering price of $10 per token. In the event that Latinex’s required capital has decreased below $5,000,000, Latinex is permitted to sell the pledged shares of common stock only in an amount to ensure that Latinex can satisfy the required capital levels. The Company must consent to such sale of the shares of common stock, which may not be unreasonably withheld. Upon expiration of the agreement, the remaining shares of common stock shall be returned to the Company free and clear of all liens. The Company has recorded the value of these shares of common stock as a stock loan receivable which is presented as a contra-equity account in the accompanying consolidated balance sheets. At December 31, 2019, the Company wrote off the accrued interest income as Latinex did not perform any payment and the Company has no mean to enforce this payment. Latinex agreed in principle to return the pledged 4,006 restricted shares of its common stock to the Company for cancellation. The 4,006 restricted shares of common stock have not yet been returned to the Company as of December 31, 2023. As of March 31, 2024 and December 31, 2023, the Company had $7,610,147 stock loan receivable, respectively.

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

Although the investment was impaired, the product development is still ongoing. The carrying amount of this investment at March 31, 2024 and December 31, 2023, was $0 and $0, respectively.

Note 8 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at March 31, 2024 and December 31, 2023 consist of the following:

	2024	2023
Accounts payable	$823,043	$773,974
Accrued liabilities	505,913	499,492
Accrued interest	3,976,815	4,099,380
Total	$5,305,771	$5,372,846

Accounts payable consisted of approximately $659k aged outstanding balances due to two vendors over 2 years.

Accrued expenses consisted of approximately $4.1million accrued settlement to one of the previous vendors over 2 years. Refer to note 15 legal proceedings.

	2024	2023
Accounts payable	$845,000	$770,000
Accrued interest	95,807	96,115
Other payables	978,938	901,595
Total	$1,919,746	$1,767,710

Accounts payable – related parties consisted of approximately $845k aged outstanding balances due to two related parties for business purpose over 2 years.

Accrued interest – related parties consisted of unpaid interest from related parties note payable as of March 31, 2024.

Other payables consisted of approximately $979k advanced payments from one of the related parties for business purposes.

Note 9 – Convertible Notes Payable, Non-related Partied and Related Party

Convertible notes payable – nonrelated parties at March 31, 2024 and December 31, 2023 consist of the following:

	March 31,	December 31,
	2024	2023
Convertible note payable to GBT Technologies S.A	$4,979,996	$5,175,496
Convertible notes payable to 1800	51,336	70,760
Convertible notes payable to Glen	292,500	462,500
Total convertible notes payable, non-related parties	5,323,076	5,708,756
Unamortized debt discount	(12,728)	(43,739)
Convertible notes payable – nonrelated parties	5,311,104	5,665,017
Less current portion	(5,311,104)	(5,665,017)
Convertible notes payable – nonrelated parties, long-term portion	$—	$—

$10,000,000 for GBT Technologies S. A. acquisition

In accordance with the acquisition of GBT-CR the Company issued a convertible note in the principal amount of $10,000,000. The convertible note bears interest of 6% and is payable at maturity on December 31, 2021. At the election of the holder, the convertible note can be converted into a maximum of 20,000 shares of Series H Preferred Stock. Each share of Series H Preferred Stock is convertible, at the option of the holder but subject to the Company increasing its authorized shares of common stock, into such number of shares of common stock of the Company as determined by dividing the Stated Value ($500 per share) by the conversion price ($500 per share). This convertible note may convert into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price with a 20-day lookback immediately preceding the date of conversion and therefore recorded as derivative liability.

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

During the period ended March 31, 2024, IGOR 1 converted $195,500 of the convertible note into 2,300,000,000 shares of the Company’s common stock.

As of March 31, 2024, the note had an outstanding balance of $4,979,996 and accrued interest of $2,432,897.

Paid Off Notes/Converted Notes

1800 Diagonal Lending LLC

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

During the period ended March 31, 2024, 1800 Diagonal converted the remaining $20,180 of the convertible note with all accrued interest into 295,534,118 shares of the Company’s common stock.

As of March 31, 2024, the note had an outstanding balance of $0 and an interest of $0.

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

During the period ended March 31, 2024, Glen Eagle converted $170,000 of the convertible note into 2,000,000,000 shares of the Company’s common stock.

As of March 31, 2024, the consolidated convertible note had an outstanding balance of $292,500 and an accrued interest of $113,364.

1800 Diagonal Lending LLC Convertible Note $50,580 - On April 24, 2023, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending LLC, an accredited investor (“DL”) pursuant to which the Company issued to DL a Convertible Promissory Note (the “DL Note”) in the aggregate principal amount of $50,580 for a purchase price of $42,150. The DL Note has a maturity date of July 24, 2024 and the Company has agreed to pay interest on the unpaid principal balance of the DL Note at the rate of six percent (6.0%) per annum from the date on which the DL Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company shall have the right to prepay the DL Note, provided it makes a payment including a prepayment to DL as set forth in the DL Note.

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

As of March 31, 2024, the note had an outstanding balance of $50,580 and an accrued interest of $4,723.

Convertible notes payable – related parties at March 31, 2024 and December 31, 2023 consist of the following:

	March 31,	December 31,
	2024	2023
Convertible note payable to Stanley Hills	491,395	661,395
Unamortized debt discount	—	—
Convertible notes payable, net, related party	491,395	661,395
Less current portion	(491,395)	(661,395)
Convertible notes payable, net, related party, long-term portion	$—	$—

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

During the period ended March 31, 2024, Stanley Hills converted $170,000 of the convertible note into 2,000,000,000 shares of the Company’s common stock.

As of March 31, 2024 and December 31, 2023 the principal balance of Stanley debt was $491,395 and $661,395 respectively. The unpaid interest of the Stanley debt at March 31, 2024 and December 31, 2023 was $61,733 and $49,482,  respectively.

Discounts on convertible notes

The Company recognized debt discount of $32,803 and $143,737 during the three months ended March 31, 2024 and 2023, respectively, related to the amortization of the debt discount on convertible notes. The unamortized debt discount at March 31, 2024 and 2023 was $13,201 and $163,520, respectively.

A roll-forward of the convertible notes payable from December 31, 2023 to March 31, 2024 is below:

Convertible notes payable, December 31, 2023, Net	$6,326,412
Conversion to common stock	(555,680)
Amortization of debt discounts	31,011
Convertible notes payable, March 31, 2024, Net	$5,801,743

Note 10 – Notes Payable, Non-related Parties and Related Party

Notes payable, non-related parties at March 31, 2024 and December 31, 2023 consist of the following:

	March 31,	December 31,
	2024	2023
1800 note	$16,500	$27,546
SBA loan	350,000	350,000
Total notes payable	366,500	377,546
Unamortized debt discount	(473)	(2,265)
Notes payable	366,027	375,281
Less current portion	(54,281)	(46,533)
Notes payable, long-term portion	$311,746	$328,748

SBA Loan

On June 22, 2020, the Company received a loan from the Small Business Administration under the Economic Injury Disaster Loan program related to the COVID-19 relief efforts. The loan bears interest at 3.75%, requires monthly principal and interest payments of $731 after 12 months from funding and is due 30 years from the date of issuance. The monthly payments have been extended by the SBA to all EIDL borrowers with additional 12 months. Monthly payments will be commenced on or around June 16, 2022. On October 1, 2021, the Company entered an Amended Loan Authorization and Agreement with the SBA providing for the modification of the Original Note providing for monthly principal and interest payments of $1,771 after 24 months from the Original Note commencing on or around June 22, 2022. On March 17, 2022 the SBA notified it deferred the payments to all COVID-19 EIDL loans will have the first payment due extended from 24-months to 30-months from the date of the note. The Modified Note will continue to bear interest at 3.75% and is due 30 years from the date of issuance of the Original Note. The Modified Note is guaranteed by Douglas Davis, the former CEO of the Company and current consultant, as well as by GBT Tokenize Corp. The additional funding of $200,000 was received by the Company on October 5, 2021. The current portion of principal balance of the note at March 31, 2024 and December 31, 2023 was $38,254 and $21,252 plus accrued interest of $40,104 and $36,832, respectively. The noncurrent portion of principal balance of the note at March 31, 2024 and December 31, 2023 was $311,746 and $328,748, respectively. The Company did not make any payment on the loan and seeking hardship from the SBA for reduce payment which was not yet addressed by the SBA.

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

During the three months ended March 31, 2024, the note has been fully repaid.

As of March 31, 2024 and December 31, 2023, the note had an outstanding balance of $0 and $1,486 and a one-time interest of $0 and $7,129, respectively.

Straight Note $47,208 - On April 24, 2023, the Company entered into a Securities Purchase Agreement, with 1800 Diagonal Lending LLC, an accredited investor (“DL”) pursuant to which the Company issued to DL a Promissory Note (the “DL Note”) in the aggregate principal amount of $47,208 with an original issue discount of $5,058 resulting in net proceeds of the Company of $42,150. The DL Note has a maturity date of April 24, 2024 and the Company has agreed to pay interest on the unpaid principal balance of the DL Note at the rate of 12.0% per annum from the date on which the DL Note is issued (the “Issue Date”). A one-time interest charge of 12% or $5,664 was applied on the Issue Date to the principal amount owed under the DL Note. Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in ten payments each in the amount of $5,287 resulting in a total payback to DL of $52,872. The first payment is due June 15, 2023 with nine subsequent payments each month thereafter. The Company shall have a five-day grace period with respect to each payment. The Company has right to accelerate payments or prepay in full at any time with no prepayment penalty. This DL Note shall not be secured by any collateral or any assets of the Company.

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

As of March 31, 2024 and December 31, 2023, the note had an outstanding balance of $16,500 and $26,059 and a one-time interest of $0 and $5,665, respectively.

Discounts on Promissory Note

The Company recognized debt discount of $1,792 and $3,891 during the three months ended March 31, 2024 and 2023, respectively, related to the amortization of the debt discount on promissory notes. The unamortized debt discount at March 31, 2024 and 2023 was $473 and $55,516, respectively.

Notes payable, related party at March 31, 2024 and December 31, 2023 consist of the following:

	March 31,	December 31,
	2024	2023
Alpha Eda note payable	$140,000	$140,000
Total notes payable, related party	140,000	140,000
Unamortized debt discount	—	—
Notes payable, net, related party	140,000	140,000
Less current portion	(140,000)	(140,000)
Notes payable, net, related party, long-term portion	$—	$—

Alpha Eda

On November 15, 2020, the Company issued a promissory note to Alpha Eda, LLC (“Alpha”), a related party for $140,000. The note accrues interest at 10%, is unsecured and was due on September 30, 2021. On March 31, 2023 Alpha and the Company extended the note maturity to December 31, 2023. The balance of the note at March 31, 2024 and December 31, 2023 was $140,000 and $140,000 plus accrued interest of $50,124 and $46,633, respectively.

Note 11 – Accrued Settlement

	March 31, 2024	December 31, 2023
Accrued Settlement Payable	4,090,057	4,090,057
Total	$4,090,057	$4,090,057

In connection with a legal matter filed by the Investor of the $8,340,000 Senior Secured Redeemable Convertible Debenture, on December 23, 2019, in the pending arbitration between the Company and the Investor, an Interim Award was entered in favor of the Investor. On January 31, 2020, the Company was informed that a final award was entered (the “Final Award”). The Final Award affirms that certain sections of the Senior Secured Redeemable Convertible Debenture (the “Debenture”) constitute unenforceable liquidated damages penalties and were stricken. Further, it was determined that the Investor was entitled to recovery of their attorney’s fees. Consequently, the arbitrator awarded Investor an award of $4,034,444 plus interest of 7.25% accrued from May 15, 2019 (presented separately in accounts payable and accrued expenses) and costs of $55,613. In connection with this settlement, the Company recognized a gain on the settlement of debt of $1,375,556 in 2019 as the difference between the carrying amount of the debt and the amount awarded by the arbitrator. The Company recorded accrued settlement of $4,090,057 and $4,090,057 at March 31, 2024 and December 31, 2023, respectively.

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

The Company uses a weighted average Black-Scholes option pricing model with the following assumptions to measure the FV of derivative liability at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Stock price	$0.0001	$0.0002

Risk free rate	5.38 – 5.46%	5.26 – 5.60%
Volatility	375 – 538%	427 – 502%
Conversion/ Exercise price	$0.000085	$0.000075 – 0.000085
Dividend rate	0%	0%

The following table represents the Company’s derivative liability activity for the period ended March 31, 2024:

Derivative liability balance, December 31, 2023	$14,116,062
Issuance of derivative liability during the period	—
Fair value of beneficial conversion feature of debt converted	(694,919)
Change in derivative liability during the period	(7,271,013)
Derivative liability balance, March 31, 2024	$6,150,130

The significant decrease in the fair value of derivative liability was mainly due to the decrease in the stock prices from $0.0002 to $0.0001 from Q4 2023 to Q1 2024, as well as the conversions during the three months ended March 31, 2024, and the decrease in remaining convertible principal balances lower the derivative liabilities.

Note 13 - Stockholders’ Equity

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

During the period ended March 31, 2024, the Company had the following transactions in its common stock:

●	Of 6,559,534,118 shares issued for the conversion of convertible notes of $555,680 and accrued interest of $1,880.

As of March 31, 2024 and December 31, 2023, there were 16,813,229,180 and 10,253,695,062 shares of common stock issued and outstanding, respectively.

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

As of March 31, 2024 and December 31, 2023, there were 45,000 Series B Preferred Shares outstanding.

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

At March 31, 2024 and December 31, 2023, GV owns 700 Series C Preferred Shares, respectively.

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

As of March 31, 2024 and December 31, 2023, there are 20,000 shares of Series H Preferred Shares outstanding, respectively.

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

As of March 31, 2024 and December 31, 2023, there are 1,000 shares of Series I Preferred Shares outstanding, respectively.

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

As of March 31, 2024 and December 31, 2023, the Company has 8 treasury shares on a cost basis of $11,059, respectively.

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

As of March 31, 2024 and December 31, 2023, the Company has 1,032 shares to be cancelled on a cost basis of $632,000, respectively.

Warrants

The following is a summary of warrant activity.

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2023	400	$1,595	0.02	$—
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding, March 31, 2024	400	$1,595	0.02	$—
Exercisable, March 31, 2024	400	$1,595	0.02	$—

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

Yello Partners Inc.

As of March 31, 2024 and December 31, 2023, the Company has $625,000 owed to Yello Partners, Inc., a Company owned by the CEO, respectively.

Stanley Hills LLC Accounts Payable

As of March 31, 2024 and December 31, 2023, the Company has recorded an outstanding payable balance to Stanley amounted $978,938 and $901,595, respectively, recorded under accrued expenses.

Note 15 - Legal Proceedings

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

On or about February 2, 2022, GBT was served with a First Amended Complaint (the “Complaint”) initiated by Gregory Mancuso and Rainer AG, a Swiss corporation, Case No. 21SMCV01430, filed in the Superior Court of the State of California for the County of Los Angeles. The Complaint names a number of different parties, including GBT, and asserts, among other things, claims for conversion, unjust enrichment, breach of contract, and breach of implied covenant of fair dealing, which Plaintiffs allege arise out of a brokerage agreement entered into between Plaintiff Rainer AG and co-defendant Consul Group re Dos Mil Veintiuno S.R.L (“Consul”). GBT was sued under an alter ego theory of liability, and its only involvement in the above-referenced chain of events seems to be that its shares were deposited with Rainer by Consul upon the opening of the brokerage account. GBT will be filling a demurrer to the First Amended Complaint based on a variety of deficiencies with the First Amended Complaint and will ask the Court to dismiss the claims against GBT.

Note 16 - Contingencies

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

On February 1, 2023, the Company engaged AlKhatib Consulting Group to provide exclusive representation services in connect with managing market partners, effective on February 1, 2023 for 24 consecutive months till 2025.

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

The Purchase Price for the asset is $30,000,000 (the “Purchase Price”), which VisionWave will pay with shares of common stock, $0.0001 par value per share (the “Common Stock”). The Parties agree that the final Purchase Price may be adjusted and will be governed by a valuation report issued by a professional third party (“Valuation”). If the final Purchase Price per Valuation is less than $30,000,000, Tokenize has the option to cancel this Agreement. In accordance therewith, VisionWave agreed to issue and deliver to Tokenize, 1,000 shares of Common Stock (the “Shares”) representing 50% of VisionWave’s issued and outstanding shares of Common Stock, where the remainder of the 50% of VisionWave’s issued and outstanding shares of Common Stock are owned by a corporation controlled by Anat Attia. As of March 31, 2024, the Company was still working on the purchase price valuation.

Service Agreement

On February 24, 2023, the Company entered into a service agreement with Pacific Capital Markets LLC, where 100,000,000 Shares issued to it for certain for service agreement between Pacific Capital Markets LLC. and the Company. The value of the shares of $80,000 was determined based on the stock price of the Company’s common stock at grant date of $0.0008 per share.

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

Patent Purchase Agreement

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

The Purchase Price for the asset is $30,000,000 (the “Purchase Price”), which VisionWave will pay with shares of common stock, $0.0001 par value per share (the “Common Stock”). The Parties agree that the final Purchase Price may be adjusted and will be governed by a valuation report issued by a professional third party (“Valuation”). If the final Purchase Price per Valuation is less than $30,000,000, Tokenize has the option to cancel this Agreement. In accordance therewith, VisionWave agreed to issue and deliver to Tokenize, 1,000 shares of Common Stock (the “Shares”) representing 50% of VisionWave’s issued and outstanding shares of Common Stock, where the remainder of the 50% of VisionWave’s issued and outstanding shares of Common Stock are owned by a corporation controlled by Anat Attia.

Note 17 – Concentrations

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk for the years, consist principally of temporary cash investments. There have been no losses in these accounts through March 31, 2024 and December 31, 2023.

Liquidity risk

The Company has an accumulated deficit of $308,831,305 and has a working capital deficit of $23,387,928 as of March 31, 2024, which raises substantial doubt about its ability to continue as a going concern as the Company does not have sufficient funds to discharge its current liabilities.

Note 18 - Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2024 through the date these financial statements were issued and has determined that it has no material subsequent events to disclose in these financial statements.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth; and (iii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

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

This section of the report should be read together with Footnotes of the Company audited financials for the year ended December 31, 2023, the unaudited statements of operations for the three months ended March 31, 2024 and 2023 are compared in the sections below.

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

On February 18, 2022, the Company, effective March 1, 2022 entered into a Revenue Sharing Agreement (“RSA”) with Mahaser LTD. (“Mahaser”) pursuant to which the Company shares revenues generated by Mahaser with respect to e-commerce sales through the online retail platform in the United States of America. Effective July 1, 2023, the Company terminated its RSA with Mahaser.

On July 20, 2023, the Company through its wholly owned subsidiary, Greenwich International Holdings, a Costa Rica corporation (“Greenwich”), entered into an Amended and Restated Joint Venture (the “2023 Tokenize Agreement”) with Magic Internacional Argentina FC, S.L. (“Magic”) and GBT Tokenize Corp (“GBT Tokenize”). GBT Tokenize has developed a vital device based on the Technology Portfolio that is ready for commercialization, as well as certain derivative technologies, which positioned GBT Tokenize to further develop or license certain code sources. On April 3, 2023, GBT Tokenize entered its first commercial transaction to date through the sale of Avant-AI! technology that has been developed by GBT Tokenize, based on the Technology Portfolio.

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

Results of Operations:

Three Months Ended March 31, 2024 and 2023

A comparison of the statements of operations for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,		Change
	2024	2023	$	%
Operating expenses	177,625	466,133	(288,508)	-62%
Loss from operations	(177,625)	(466,133)	288,508	-62%
Other income (expenses)	7,337,541	(5,166,431)	12,503,945	242%
Income (Loss) before provision for income taxes	7,159,889	(5,632,563)	12,792,452	-227%
Provision for income taxes	—	—	—	—
Gain/(Loss) from discontinued operations	—	2,850	(2,850)	-100%
Net Income (Loss)	$7,159,889	$(5,629,713)	$12,789,602	-227%

Operating expenses for the three months ended March 31, 2024 were $177,625, compared to $466,133 for the same period in 2023. The decrease of $288,508 or -62% was principally due to the Company had limited cash flows to expand the business.

Other income (expense) for the three months ended March 31, 2024 was $7,337,541, an increase of $12,503,945 or 242% from loss of $(5,166,431) for the same period in 2023. The change is principally due to an increase of gain on the change in FV of derivative liability of 11,195,260, decrease in interest expense of $1,696,407, decrease in debt discount of $114,825, and decrease in other income of $193,628.

Net income (loss) for the three months ended March 31, 2024 was $7,159,889 compared to $(5,629,713) for the same period in 2023 due to the factors described above.

Liquidity and Capital Resources

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $308,831,305 and has a working capital deficit of $23,387,928 as of March 31, 2024, which raises substantial doubt about its ability to continue as a going concern.

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

Our cash and cash equivalent were $173 and $529 at March 31, 2024 and December 31, 2023, respectively. Cash provided by (used in) operating activities during the period ended March 31, 2024 was $10,690 compared to $(112,635) during the same period in 2023. The amount provided by operating activities for the period ended March 31, 2024 was primarily related to a net income of $7,159,889 and offset by amortization of debt discount of $32,803, and gain in FV of derivative liability of $7,271,013. Our working capital position changed by going from a working capital deficit of $31,781,634 at December 31, 2023 to a working capital deficit of $23,387,928 at March 31, 2024.

Cash flows used in investing activities were $0 during the period ended March 31, 2024 and 2023.

Cash used in financing activities for the period ended March 31, 2024 was $11,046, compared to $65,063 provided by financing activities for the same period in 2023. The change was primarily due to the repayment of notes payable of $11,046. Cash from financing activities for the period ended March 31, 2023, was due to proceeds from convertible notes of $104,300 and reduce by repayment of convertible notes of $39,043, and a repayment to related party of $302,700, and an increase in proceeds from related party of $302,506.

We sustained net income of $7,159,889 for the three months ended March 31, 2024. In addition, we had a working capital deficit of $23,387,928 and accumulated deficit of $308,831,305 at March 31, 2024.

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

As a smaller reporting company, the Company does not have the resources to fund sufficient staff to ensure a complete segregation of responsibilities within the accounting function. However, Company management does review, and will increase the review of, financial statements monthly, and the Company’s external auditor conducts reviews on a quarterly basis. These actions, in addition to the improvements identified above, will minimize any risk of a potential material misstatement occurring.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2024, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Relate to 2023:

On or about July 9, 2021, the Company filed a lawsuit in District Court in Clack County Nevada – Department 19 (Case number A-21-837631-C) against Terry Taylor and TTSG Holdings, Inc for breach of contract, breach of covenant of Good Faith and Fair Dealing, Unjust Enrichment and declaratory relief for failure of providing consulting services per contract they entered. The Company is demanding the return of 240,000 shares issued, return of the $5,000 payments, recission of the consulting agreement, and attorney’s fees and costs. As Terry Taylor and TTSG Holdings failed to appear to a notice of deposition, the Company filed for a summary judgment. On January 20, 2023 the court issued a $708,821 writ of execution against Terry Taylor and TTSG. As of filing date, the Company has not collected any amount issued by the Court from Terry Taylor and TTSG.

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

OUR RESULTS OF OPERATIONS HAVE NOT RESULTED IN PROFITABILITY AND WE MAY NOT BE ABLE TO ACHIEVE PROFITABILITY GOING FORWARD

The Company does not accrue or capitalize development costs (or any costs to this effect) and expense it to its profit and loss statements as required by US GAAP. As such, the Company incurred a net income of $7,159,889 for the period ended March 31, 2024 and net loss of $5,629,713 for the period ended March 31, 2023. If we incur additional significant operating losses, our stock price, may decline, perhaps significantly. Our management is developing plans to alleviate the negative trends and conditions described above. Our business plan is speculative and unproven. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will be able to curtail our losses now or in the future. Further, as we are an emerging enterprise, we expect that net losses will continue, and our working capital deficiency will increase.

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

Our ability to continue to operate until we are able to generate sufficient cash flow from operations will depend on our ability to generate sufficient positive cash flow from our operations. If we are unable to generate sufficient cash flow from our operations, our business and future prospects will be adversely affected and we could be forced to suspend or discontinue operations.

The Company had a stockholders’ deficit of $22,661,325 and an accumulated deficit of $308,831,305 at March 31, 2024.

WE WILL REQUIRE ADDITIONAL CAPITAL TO SUPPORT BUSINESS GROWTH, AND THIS CAPITAL MIGHT NOT BE AVAILABLE ON ACCEPTABLE TERMS, IF AT ALL.

We intend to continue to make investments to support our business growth and we will require additional funds to respond to business challenges, including the need to develop new features and products or enhance our existing products, improve our operating infrastructure or acquire complementary businesses and technologies. Further, we need additional capital to continue operations. Accordingly, we need to engage in equity or debt financing to secure additional funds. We expect that we have sufficient capital to maintain operations through the year 2024. In order to fully implement our business plan, we will need to raise about $10,000,000 If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business may be harmed.

WE DEPEND UPON KEY PERSONNEL AND NEED ADDITIONAL PERSONNEL

Our success depends on our inability to attract and retain key personnel, including our existing personal, and our inability to do so may materially and adversely affect our business operations. The loss of qualified personnel could have a material and adverse effect on our business operations. Additionally, the success of the Company’s operations will largely depend upon its ability to successfully attract and maintain competent and qualified key management personnel. As with any company with limited resources, there can be no guaranty that the Company will be able to attract such individuals or that the presence of such individuals will necessarily translate into profitability for the Company.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our brand and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, for the years ended December 31, 2023 and 2022, we reported that our disclosure controls and procedures were not effective due to the lack of resources and the reliance on outside consultants. We intend to increase management’s review of our financials. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Additional Risks Related to Our Common Stock

Because we are quoted on the OTC marketplace instead of a national securities exchange, our investors may experience significant volatility in the market price of our stock and have difficulty selling their shares.

Our Common Stock is currently quoted on the OTC Market Group’s OTC marketplace under the ticker symbol “GTCH”. The OTC is a regulated quotation service that displays real-time quotes and last sale prices in over-the-counter securities. Trading in shares quoted on the OTC is often thin and characterized by volatility. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume and market conditions. As a result, there may be wide fluctuations in the market price of the shares of our Common Stock for reasons unrelated to operating performance, and this volatility, when it occurs, may have a negative effect on the market price for our securities. Moreover, the OTC is not a stock exchange, and trading of securities on this platform is more sporadic than the trading of securities listed on a national quotation system or stock exchange. Accordingly, our stockholders may not be able to realize a fair price of their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our Common Stock improves.

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

Of the 16,813,229,180 shares of our Common Stock outstanding as of the date of this Report, approximately 766,217,939 are restricted and 16,047,011,241 shares are freely tradable without restriction pursuant to Rule 144. Any substantial sale of our Common Stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our Common Stock.

You may experience future dilution as a result of future equity offerings.

To raise additional capital, we may in the future offer additional shares of our Common Stock or other securities convertible into or exchangeable for our Common Stock at prices that may not be the same as the price per share in this offering. We may sell shares or other securities in any future offering at a price per share that is lower than the price per share paid by investors in this offering, which would result in those newly issued shares being diluted. In addition, investors purchasing shares or other securities in the future could have rights superior to existing stockholders, which could impair the value of your shares. The price per share at which we sell additional shares of our Common Stock, or securities convertible or exchangeable into shares of our Common Stock, in future transactions may be higher or lower than the price per share paid by investors in this offering.

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

Penny stock regulations may impose certain restrictions on the marketability of our securities.

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

Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Broker dealers must wait two business days after providing buyers with disclosure materials regarding a security before effecting a transaction in such security. Consequently, the “penny stock” rules restrict the ability of broker-dealers to sell our securities and affect the ability of investors to sell our securities in the secondary market and the price at which such purchasers can sell any such securities, thereby affecting the liquidity of the market for our Common Stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ended March 31, 2024, the Company had the following transactions in its common stock:

●	Of 6,559,534,118 Shares issued for the conversion of convertible notes of $555,680 and accrued interest of $1,880.

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

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended March 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

GBT TECHNOLOGIES INC.
(Registrant)

Date: May 20, 2024	By:	/s/ Mansour Khatib
Mansour Khatib
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)