Form 10-K/A
period 2023-12-31
GBT Technologies Inc.
filed 2024-08-19
CIK 1471781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Documents incorporated by reference: None

Explanatory Note

GBT Technologies, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-K/A (the "Amendment") to address the comments received from the U.S. Securities and Exchange Commission (the "SEC") in their letter dated August 14, 2024, regarding our Form 10-K for the fiscal year ended December 31, 2023. Specifically, the Company is amending the filing to revise the Report of the Independent Registered Public Accounting Firm to cover the balance sheets as of December 31, 2023, and December 31, 2022, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years then ended, as required by Rules 2-02 and 8-02 of Regulation S-X.

Pursuant to the rules of the SEC, Part IV, Item 15 of the original Form 10-K has been amended to include the updated auditor's report, as well as currently-dated certifications.

Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the Original 10-K, and we have not updated disclosures included therein to reflect any subsequent developments or events. This Amendment should be read in conjunction with the Original 10-K and with our other filings made with the SEC subsequent to the filing of the Original 10-K.

FORM 10-K/A

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

GBT TECHNOLOGIES INC.

Dated: August 19, 2024	By:	/s/ Mansour Khatib
	Name:	Mansour Khatib
	Title:	Chief Executive and Financial Officer (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Mansour Khatib	Chief Executive & financial Officer & Director	August 19, 2024
Mansour Khatib	(Principal Executive, Financial and Accounting Officer)

/s/ Dr. Danny Rittman	Chief Technology Officer and Director	August 19, 2024
Dr. Danny Rittman

GBT TECHNOLOGIES INC.
Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of GBT Technologies, Inc.

GBT Technologies Inc.

2450 Colorado Ave., Suite 100E,

Santa Monica, CA 90404

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of GBT Technologies, Inc. the “Company”) as of December 31, 2023 and 2022, the related statement of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

1. Litigation Assessment: We assessed the company’s litigation disclosures, legal opinions, and potential outcomes. Our audit procedures included, among others, obtaining a list of litigation Company’s legal counsel, identifying material litigations from the aforementioned list and performing inquiries with the said counsel, obtaining and reading the underlying documents to assess the assumptions used by management in arriving at the conclusions, verifying the disclosures related to provisions and contingent liabilities in the financial statements to assess consistency. Accrued settlements discussed in Note 13.

Considering the judgement involved in determining the need to make a provision or disclose litigation, the matter is considered a Critical Audit Matter

2. Derivative Liability Valuation: The auditors performed detailed testing of the fair value measurement of derivative instruments. This included evaluating the valuation models used, assessing market inputs, and considering the impact of potential liabilities on the company’s financial statements.

Convertible notes payable discussed in Note 11 have a conversion price that can be adjusted based on the Company’s stock price which results in the conversion feature being recorded as a derivative liability. The Company uses a weighted average Black-Scholes option pricing model with the following assumptions to measure the FV of derivative liability in Note 14. The outcome fair value of derivative liabilities could have a significant impact on the company’s financial statements and disclosures. We focused on ensuring the accuracy and completeness of these key financial statement elements.

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