Form 10-Q
period 2024-09-30
GBT Technologies Inc.
filed 2024-11-14
CIK 1471781

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.00001 par value	16,813,229,180 Common Shares
(Class)	(Outstanding at November 13, 2024)

GBT TECHNOLOGIES INC.

Item 1: Condensed consolidated financial statements

GBT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Current Assets:

Cash	$1,505	$529

Note receivable	46,250	46,250

Marketable securities	9,546	31,206

Total current assets	57,301	77,985

Total assets	$57,301	$77,985

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:

Accounts payable and accrued expenses	$2,634,471	$5,372,846

Accounts Payable and accrued expenses - related party	2,911,941	1,767,710

Accrued settlement	4,090,057	4,090,057
Convertible notes payable, current, net of discount of $0 and $43,739	5,131,491	5,665,017
Convertible notes payable, related party, net of discount of $0 and $0	491,395	661,395
Notes payable, current, net of original issue discount of $0 and $2,265	21,252	46,532

Notes payable, related party	140,000	140,000

Derivative liability	665,941	14,116,062

Total current liabilities	16,086,548	31,859,619

Non-Current Liabilities:

Note payable, noncurrent, net of discount of $0 and $0	328,748	328,748

Total noncurrent liabilities	328,748	328,748

Total liabilities	16,415,296	32,188,367

Stockholders’ Deficit:
Series B Preferred stock, $0.00001 par value; 20,000,000 shares authorized; 45,000 and 45,000 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Series C Preferred stock, $0.00001 par value; 10,000 shares authorized; 700 and 700 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Series H Preferred stock, $0.00001 par value ($500 stated value); 40,000 shares authorized; 20,000 and 20,000 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Series I Preferred stock, $0.00001 par value ($350 stated value); 1,000 shares authorized; 1,000 and 1,000 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.00001 par value; 30,000,000,000 shares authorized; 16,813,229,180 and 10,253,695,062 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	168,133	102,538
Treasury stock, at cost; 21 shares at September 30, 2024 and December 31, 2023, respectively	(11,059)	(11,059)

Shares to be cancelled	(632,000)	(632,000)

Stock loan receivable	(7,610,147)	(7,610,147)

Additional paid in capital	294,255,052	293,069,829

Accumulated deficit	(301,481,439)	(315,993,294)

Total stockholders’ deficit	(15,311,460)	(31,074,133)

Non-Controlling Interest	(1,046,536)	(1,036,249)
Total stockholders’ deficit attributable to GBT Technologies, Inc.	(16,357,995)	(32,110,382)

Total liabilities and stockholders’ deficit	$57,301	$77,985

The accompanying footnotes are an integral part of the unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited/As Restated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
General and administrative expenses	$18,120	$47,359	$24,588	$287,688
Marketing expenses	57,672	80,311	147,912	192,308
Professional expenses	122,815	189,749	360,815	607,509
Total operating expenses	198,607	317,419	533,315	1,087,505

Loss from operations	(198,607)	(317,419)	(533,315)	(1,087,505)

Other income (expense):
Amortization of debt discount	(2,656)	(29,927)	(46,003)	(298,348)
Change in fair value of derivative liability	4,004,405	365,121)	12,755,202	(12,663,365)
Interest expense and financing costs	(175,962)	(156,497)	(322,560)	(2,111,400)
Loss from Investment -Equity Method	(10,000)		(10,000)	315,297
Gain on loss of control		38,385		38,385

Change in fair value of marketable securities	(63)		(732)	(3,692)
Gain from Debt Settlement	2,658,977		2,658,977
Other income - related party licensing income	—	66,353	—	269,553
Total other income (expense)	6,474,701	283,435	15,034,884	(14,453,570)

Income (loss) before income taxes	6,276,094	(33,984)	14,501,569	(15,541,075)

Income tax expense	—	—	—	—

Income (loss) from continuing operations	6,276,094	(33,984)	14,501,569	(15,541,075)

Discontinued operations:
Gain/(Loss) from discontinued operations	—	(38,385)	—	(38,385)

Net income (loss)	$6,276,094	$(72,369)	$14,501,569	$(15,579,460)

Less: net (loss) income attributable to the noncontrolling interest	(7,523)	193)	(10,287)	43,807

Net income (loss) attributable to GTB Technologies Inc.	$6,283,617	$(72,562)	$14,511,856	$(15,623,267)

Weighted average common shares outstanding:
Basic	16,813,229,180	5,342,065,441	16,261,212,589	4,462,434,507
Diluted	27,631,580,912	28,665,913,915	27,079,564,321	27,786,282,982
Net loss per share (basic and diluted):
Basic	$0.00	$(0.00)	$0.00	$(0.00)
Diluted	0.00	(0.00)	0.00	(0.00)

The accompanying footnotes are an integral part of the unaudited condensed consolidated financial statements.

*The following unaudited balances were updated to reflect the discontinued operations of Mahaser Ltd.

The accompanying footnotes are an integral part of the unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Unaudited/As Restated*)

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series H Convertible Preferred Stock		Series I Convertible Preferred Stock		Common Stock		Treasury Stock		Share to be Cancelled		Stock Loan	Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Interest	Deficit
Balance, December 31, 2023	45,000	$—	700	$—	20,000	$—	1,000	$—	10,253,695,062	$102,538	8	$(11,059)	1,032	$(632,000)	$(7,610,147)	$293,069,829	$(315,993,294)	$(1,036,249)	$(32,110,382)
Common stock issued for conversions	—	—	—	—	—	—	—	—	6,559,534,118	65,596	—	—	—	—	—	491,965	—	—	557,561
Fair value of derivative liability due to conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	694,919	—	—	694,919
Tokenize investment reclassification	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,660)	—	—	(1,660)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—		7,161,989	(2,100)	7,159,889
Balance, March 31, 2024	45,000	$—	700	$—	20,000	$—	1,000	$—	16,813,229,180	$168,134	8	$(11,059)	1,032	$(632,000)	$(7,610,147)	$294,255,053	$(308,831,305)	$(1,038,349)	$(23,699,672)
VisionWave investment reclassification	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—	$—	—
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,073,773	(664)	1,073,109
Balance, June 30, 2024	45,000	$—	700	$—	20,000	$—	1,000	$—	16,813,229,180	$168,134	8	$(11,059)	1,032	$(632,000)	$(7,610,147)	$294,255,052	$(307,757,533)	$(1,039,013)	$(22,626,566)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,276,094	(7,523)	6,268,571
Balance, September 30, 2024	45,000	$—	700	$—	20,000	$—	1,000	$—	16,813,229,180	$168,134	8	$(11,059)	1,032	$(632,000)	$(7,610,147)	$294,255,052	$(301,481,439)	$(1,046,536)	$(16,357,995)

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series H Convertible Preferred Stock		Series I Convertible Preferred Stock		Common Stock		Treasury Stock		Share to be Cancelled		Stock Loan	Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Interest	Deficit
Balance, December 31, 2022	45,000	$—	700	$—	20,000	$—	—	$—	1,535,593,440	$15,356	1,040	$(643,059)	—	$—	$(7,610,147)	$288,664,858	$(299,257,917)	$—	$(18,830,908)
Common stock issued for conversions	—	—	—	—	—	—	—	—	1,294,508,379	12,945	—	—	—	—	—	390,603	—	—	403,548
Fair value of derivative liability due to conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	316,223	—	—	316,223
Common stock issued for Service	—	—	—	—	—	—	—	—	100,000,000	1,000	—	—	—	—	—	79,000	—	—	80,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,680,068)	50,355	(5,629,713)
Balance, March 31, 2023	45,000	$—	700	$—	20,000	$—	—	$—	2,930,101,819	$29,301	1,040	$(643,059)	—	$—	$(7,610,147)	$289,450,684	$(304,937,985)	$50,355	$(23,660,850)
Common stock issued for conversions	—	—	—	—	—	—	—	—	2,620,652,067	26,207	—	—	—	—	—	855,165	—	—	881,372
Fair value of derivative liability due to conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,686,461	—	—	1,686,461
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(9,826,830)	(6,741)	(9,833,571)
Balance, June 30, 2023	45,000	$—	700	$—	20,000	$—	—	$—	5,550,753,886	$55,508	1,040	$(643,059)	—	$—	$(7,610,147)	$291,992,310	$(314,764,815)	$43,614	$(30,926,588)
Common stock issued for conversions	—	—	—	—	—	—	—	—	1,352,941,176	13,529	—	—	—	—	—	101,471	—	—	115,000
Fair value of derivative liability due to conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	260,109	—	—	260,109
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(72,562)	193	(72,369)
Balance, September 30, 2023	45,000	$—	700	$—	20,000	$—	—	$—	6,903,695,062	$69,037	1,040	$(643,059)	—	$—	$(7,610,147)	$292,353,890	$(314,837,377)	$43,807	$(30,623,848)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities:
Net Income (loss)	$14,501,569	$(15,579,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	46,003	298,348
Change in fair value of derivative liability	(12,755,202)	12,663,365
Excess of debt discount and financing costs	—	1,500,196
Shares issued for services	—	80,000
Change in fair value of market equity security	10,000	3,692
Gain on debt extinguishment	(2,658,977)	(315,297)
Changes in operating assets and liabilities:
Account receivable	—	—
Other receivable	—	(2,297)
Prepaid	—	12,500
Inventory	—	—
Other assets	—	—
Unearned revenue	—	(74,921)
Contract liabilities	—	(41,444)
Accounts payable and accrued expenses	(229,102)	1,382,820
Accounts payable and accrued expenses - RP	1,114,231	—
Net cash provided by (used in) operating activities	28,522	(72,498)

Cash Flows From Financing Activities:
Issuance of convertible notes	—	92,150
Repayments to note payables	(27,546)	(61,071)
Repayments to related party	—	(27,375)
Repayment of Convertible note	—	(35,822)
Proceeds from related party	—	—
Issuance of notes payable	—	92,150
Net cash (used in) provided by financing activities	(27,546)	60,032

Net changes in cash	976	(12,466)

Cash, beginning of period	529	13,058

Cash, end of period	$1,505	$592

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

Supplemental non-cash investing and financing activities
Reduction in derivative liability due to conversion	$694,919	$63,379
Shares issued for conversion of convertible debt	$557,560	$2,002,684
Debt discount related to convertible debt	$—	$1,284,920
VisionWave investment reclassification	$—	$—
Tokenize investment reclassification	$1,660	$—

*The following unaudited balances were updated to reflect the discontinued operations of Mahaser Ltd.

 The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023 (Unaudited)

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

Effective as of March 20, 2024, Tokeniz, entered into a Patent Purchase Agreement with VisionWave Technologies Inc. (“VisionWave” or “VW”) pursuant to which VisionWave agreed to acquire from Tokenize the entire right, title, and interest of certain patents and patent applications providing an intellectual property basis for a machine learning driven technology that controls radio wave transmissions, analyzes their reflections data, and constructs 2D/3D images of stationary and in motion objects (“VisionWave PPA”). The Purchase Price for the asset is $30,000,000 (the “Purchase Price”), which VisionWave will pay with shares of common stock, $0.0001 par value per share (the “Common Stock”). The Parties agree that the final Purchase Price may be adjusted and will be governed by a valuation report issued by a professional third party (“Valuation”). If the final Purchase Price per Valuation is less than $30,000,000, Tokenize has the option to cancel this Agreement. In accordance therewith, VisionWave agreed to issue and deliver to Tokenize, 1,000 shares of Common Stock (the “Shares”) representing 50% of VisionWave’s issued and outstanding shares of Common Stock, where the remainder of the 50% of VisionWave’s issued and outstanding shares of Common Stock are owned by a corporation controlled by Anat Attia. On June 4, 2024 Tokenize were issued additional 222 shares of VW for consideration of ten million Avant Technologies Inc. (“AVAI”) shares. On August 17, 2024 Tokenize, the Company. and Magic entered into agreements effective March 26, 2024 which assign the shares issued by the Company to Tokenize, 500 to GBT and 500 to Magic. Post this transaction the Company holds 500 shares and Tokenize hold 222 shares of VW. As of September 30, 2024, the Company holds 26.53% of VW’s issued and outstanding shares. Here is the breakdown of the Company and Tokenize VW’s shareholders:

Shareholder’s Name	No. Of Shares	% of Shares Held
GBT Tokenize Corp.	222	8.16%
GBT Technologies, Inc.	500	18.37%

On March 26, 2024, Bannix Acquisition Corp., a Delaware corporation (“Bannix”), entered into a Business Combination Agreement (the “Original Agreement”), by and among Bannix, VisionWave Technologies, Inc., a Nevada corporation (“Target”) and the shareholders of Target.

On September 6, 2024, Bannix entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”), by and among Bannix, VisionWave Holdings, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Bannix (“VisionWave Holdings”), BNIX Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of VisionWave Holdings (“Parent Merger Sub”), BNIX VW Merger Sub, Inc., a Nevada corporation and direct, wholly owned subsidiary of VisionWave, and Target. The Merger Agreement and the transactions contemplated thereby were approved by the boards of directors of each of Bannix, VisionWave Holdings, Parent Merger Sub, Company Merger Sub, and Target.

The Mergers

Pursuant to and in accordance with the terms set forth in the Merger Agreement, (a) Parent Merger Sub will merge with and into Bannix, with Bannix continuing as the surviving entity (the “Parent Merger”), as a result of which, (i) Bannix will become a wholly owned subsidiary of VisionWave Holdings, and (ii) each issued and outstanding security of Bannix immediately prior to the effective time of the Parent Merger (the “Parent Merger Effective Time”) (other than shares of Bannix Common Stock that have been redeemed or are owned by Bannix or any of its direct or indirect subsidiaries as treasury shares and any Dissenting Parent Shares) shall no longer be outstanding and shall automatically be cancelled in exchange for the issuance to the holder thereof of a substantially equivalent security of VisionWave Holdings (other than the Parent Rights, which shall be automatically converted into shares of VisionWave Holdings), and, (b) immediately following the consummation of the Parent Merger but on the same day, Company Merger Sub will merge with and into Target, with Target continuing as the surviving entity (the “Company Merger” and, together with the Parent Merger, the “Mergers”), as a result of which, (i) Target will become a wholly owned subsidiary of VisionWave Holdings, and (ii) each issued and outstanding security of Target immediately prior to the effective time of the Company Merger (the “Company Merger Effective Time”) (other than any Cancelled Shares or Dissenting Shares) shall no longer be outstanding and shall automatically be cancelled in exchange for the issuance to the holder thereof of a substantially equivalent security of VisionWave Holdings. The Mergers and the other transactions contemplated by the Merger Agreement are hereinafter referred to as the “Business Combination.”

Subject to a six month extension the termination date by which the Company must consummate a business combination from September 14, 2024, the date that is 36 months from the closing date of the Company’s initial public offering of units, to March 14, 2025, the Business Combination is expected to close in the first quarter of 2025, subject to customary closing conditions, including the satisfaction of the minimum available cash condition, the receipt of certain governmental approvals and the required approval by the stockholders of Bannix and Target.

Consideration

Pursuant to and in accordance with the terms set forth in the Merger Agreement, at the Parent Merger Effective Time, (a) each share of Bannix common stock, par value $0.001 per share (“Bannix Common Stock”) outstanding immediately prior to the Parent Merger Effective Time that has not been redeemed, is not owned by Bannix or any of its direct or indirect subsidiaries as treasury shares and is not a Dissenting Parent Share will automatically convert into one share of common stock, par value $0.001, of VisionWave Holdings (each, a share of “VisionWave Holdings Common Stock”), (b) each Bannix Warrant shall automatically convert into one warrant to purchase shares of VisionWave Holdings Common Stock (each, a “VisionWave Holdings Warrant”) on substantially the same terms and conditions; and (c) each Bannix Right will be automatically converted into the number of shares of VisionWave Holdings Common Stock that would have been received by the holder of such Bannix Right if it had been converted upon the consummation of a business combination in accordance with Bannix’s organizational documents.

In accordance with the terms and subject to the conditions of the Merger Agreement, at the Company Merger Effective Time, (a) each share of issued and outstanding Target common stock, par value $0.01 (“Target Common Stock”), shall be cancelled and converted into 4,041 shares of VisionWave Holdings Common Stock.

Subject of closing the transaction, the Company and Tokenize holdings will exchange their holdings in VW for about 2,917,708 new shares of VisionWave Holdings, represent about 20.47% of VisionWave Holdings post-closing.

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

Note 2 – Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has an accumulated deficit of $301,481,439 and has a working capital deficit of $16,029,247 as of September 30, 2024, which raises substantial doubt about its ability to continue as a going concern.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries; the Company’s 50% owned subsidiaries: GBT Tokenize Corp, and GBT BitSpeed Corp. (currently inactive) and , Gopher Protocol Costa Rica Sociedad De Responsabilidad Limitada (currently inactive), a wholly owned subsidiary, AltCorp Trading LLC, a Costa Rica company (“AltCorp” currently inactive) and Greenwich International Holdings, a Costa Rica corporation (“Greenwich” currently inactive). All significant intercompany transactions and balances were eliminated.

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

Effective July 1, 2023, the Company terminated its joint venture revenue sharing (“Termination Agreement”) with Mahaser LTD (“Mahaser”). Until June 30, 2023, the Company’s variable interests in Mahaser obligate the Company to absorb deficits and provide it with the right to receive benefits that could potentially be significant to Mahaser. As a result of this analysis, the Company concluded it is the primary beneficiary of Mahaser and therefore consolidates the balance sheets, results of operations and cash flows of Mahaser until June 30, 2023. The Company performs a qualitative assessment of Mahaser on an ongoing basis to determine if it continues to be the primary beneficiary. Per the Termination Agreement, the Company has no access to Mahaser and ceased consolidated Mahaser as it does not comply with the condition in the qualitative assess, and as such this CFS does not include Mahaser operations for the period ended September 30, 2024.

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly liquid debt instruments with original maturities of three months or less. As of September 30, 2024 and December 31, 2023, the Company did not have any cash equivalents.

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

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its FV and is then re-valued at each reporting date, with changes in the FV reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of September 30, 2024 and December 31, 2023, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

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

At September 30, 2024 and December 31, 2023, the Company identified the following liabilities that are required to be presented on the balance sheet at FV:

	Fair Value	Fair Value Measurements at
	As of	September 30, 2024
Description	September 30, 2024	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$665,941	$—	$665,941	$—

	Fair Value	Fair Value Measurements at
	As of	December 31, 2023
Description	December 31, 2023	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$14,116,062	$—	$14,116,062	$—

Treasury Stock

Treasury stock is recorded at cost. The re-issuance of treasury shares is accounted for on a first in, first-out basis and any difference between the cost of treasury shares and the re-issuance proceeds are charged or credited to additional paid-in capital. The Company has 8 treasury stock from acquisitions that commenced in 2011.

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

On March 31, 2022, the parties entered into Amendment No. 2 to the RSA, where Mahaser agreed to pay the Company 100% per year for all revenue generated by and received by seller from the sales by Amazon within the United States of America as follows from March 1, 2022 through December 31, 2022. The Company will be responsible for 100% of the cost of goods sold as well. In addition, the Company is entitled to earn 100% revenues and cost of goods sold of the period from February 1, 2022 to February 28, 2022. On January 1, 2023 the company extended their partnership to December 31, 2023. Effective July 1, 2023, the Company agreed to terminate the RSA with Mahaser Ltd. The period ended on September 30, 2024 and year ended December 31, 2023 does not include the result of operation by Mahaser, as it ceases being VIE.

Deconsolidation of Variable Interest Entities

As discussed in Notes 5 and 6 to the consolidated financial statements, the Company holds an equity investment in VisionWave Technologies Inc. (“VW”) and accounts for its investment as a consolidated variable interest entity (“VIE”) for the period ended June 30, 2024. During the period ended September 30, 2024, the Company ceased their control and deconsolidated the VIE and now accounts its investment under the equity method. To reach its accounting conclusion, the Company claimed it holds no controlling financial interest in VisionWave.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company has no material uncertain tax positions for any of the reporting periods presented and its current on all its tax filings federal and state until 2023 inclusive.

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

	September 30, 2024	December 31, 2023
Series B preferred stock	30	30
Series C preferred stock	8	8
Series H preferred stock	1,000,000	1,000,000
Series I preferred stock	1,000,000,000	1,000,000,000
Warrants	400	400
Convertible notes	9,817,351,294	74,974,606,196
Total	10,818,351,732	75,975,606,634

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of September 30, 2024, through the date which the condensed consolidated financial statements are issued. Based upon the review, other than described in Note 18 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of a SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company adopted this ASU on the consolidated financial statements in the year ended December 31, 2021. The adoption had no material impact on the consolidated financial statements for the period ended September 30, 2024 and year ended December 31, 2023.

On April 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” (“ASU 2021-04”) to clarify the accounting by issuers for modifications or exchanges of equity-classified warrants. The new ASU is available here and effective for all entities in fiscal years starting after December 15, 2021. Early adoption is permitted. The Company adopted this ASU on the consolidated financial statements in the year ended December 31, 2021. The adoption had no material impact on the consolidated financial statements for the period ended September 30, 2024 and year ended December 31, 2023.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying condensed consolidated financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 5 – Marketable Securities

	September 30, 2024	December 31, 2023
Marketable Securities from AVAI.	$6,000	$26,000
Marketable Securities from MetAlert Inc.	3,546	5,206
Total Fair Value of Marketable Securities	$9,546	$31,206

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

On July 1, 2024, the Company, GBT Tokenize Corp., together with Igor 1 Corp (the “Note Holder”), entered into an agreement to amend the terms of a previously issued convertible note. The amendment includes the following changes:

1.	Reduction of Outstanding Balance: The outstanding balance of the note as of June 30, 2024, was $7,818,411.03, with a reported balance of $5,320,420. The balance was reduced by $3,000,000 through the transfer of 10,000,000 restricted shares of AVAI, resulting in a new balance of $4,818,411.03.

2.	Fixed Conversion Price: The conversion feature of the note was amended to establish a fixed conversion price of $0.00001 per share. This conversion price will remain unaffected by any future corporate actions, including reverse splits, dividends, or other similar actions.

3.	Conversion Limits: The note includes a maximum share issuance of 481,841,103,000 shares under the fixed conversion price and maintains a 4.99% beneficial ownership blocker.

This transaction reducing the holding in the AVAI Shares to 6,000,000.

As of September 30, 2024 and December 31, 2023, the marketable security including the investment via VW had a FV of $6,000 and $6,000, respectively.

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

As of September 30, 2024 and December 31, 2023, the marketable security had a FV of $3,546 and $5,206, respectively.

On or about January 31, 2023 GTB Tokenize Corp the Company’s 50% owned subsidiary, assigned $7,500 from the GTX Notes to Stanley Hills, LLC, which in turn converted said $7,500 plus interest into 812,671 GTX shares. Stanley Hills, LLC credit GBT Tokenize for $146,037 for the transaction, reducing its credit outstanding balances with the Company and GBT Tokenize Corp.

As of September 30, 2024 and December 31, 2023, the notes had an outstanding balance of $46,250 and accrued interest of $0, respectively.

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

Through this Joint Venture the parties commenced development of an intelligent human vital signs’ device, which we currently refer to as the qTerm. The platform is an expansion of the existing license agreement with GBT Tokenize Corp., which provided GBT Tokenize Corp. with an exclusive territory of California to develop certain of the Company’s technology. As the nature of the platform cannot be restricted only to California, the Company’s joint venture GBT Tokenize Corp. will be compensated with additional two hundred million shares of the Company to strengthen its funding, subject to board approval. A provisional patent application for the term Medical Device was filed on March 30, 2020 with the USPTO. The application has been assigned serial number 63001564. The Joint Venture completed successfully the first prototype. There is no guarantee that the Company will be successful in researching, developing or implementing this product into the market. In order to successfully implement this concept, the Company will need to raise adequate capital to support its research and, if successfully researched, developed and granted regulatory approval, the Company would need to enter into a strategic relationship with a third party that has experience in manufacturing, selling and distributing this product. There is no guarantee that the Company will be successful in any or all of these critical steps. On May 28, 2021, the parties agreed to amend the Tokenize Agreement to expand territory granted for the Technology Portfolio under the license to GBT Tokenize to include the entire continental United States. The Company has further agreed to issue GBT Tokenize an additional 14,000,000 shares of common stock of the Company. The shares were valued at $15,400,000. At March 31, 2020, the Company evaluated the carrying amount of this joint venture investment and determined that this investment was fully impaired and as a result an impairment charge of $5,500,000 was taken. At December 31, 2021, the Company evaluated the carrying amount of this joint venture investment and determined that this investment was fully impaired and as a result an impairment charge of $15,400,000 was taken.

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

Effective as of March 20, 2024, Tokeniz, entered into a Patent Purchase Agreement with VisionWave Technologies Inc. (“VisionWave”) pursuant to which VisionWave agreed to acquire from Tokenize the entire right, title, and interest of certain patents and patent applications providing an intellectual property basis for a machine learning driven technology that controls radio wave transmissions, analyzes their reflections data, and constructs 2D/3D images of stationary and in motion objects (“VisionWave PPA”). The Purchase Price for the asset is $30,000,000 (the “Purchase Price”), which VisionWave will pay with shares of common stock, $0.0001 par value per share (the “Common Stock”). The Parties agree that the final Purchase Price may be adjusted and will be governed by a valuation report issued by a professional third party (“Valuation”). If the final Purchase Price per Valuation is less than $30,000,000, Tokenize has the option to cancel this Agreement. In accordance therewith, VisionWave agreed to issue and deliver to Tokenize, 1,000 shares of Common Stock (the “Shares”) representing 50% of VisionWave’s issued and outstanding shares of Common Stock, where the remainder of the 50% of VisionWave’s issued and outstanding shares of Common Stock are owned by a corporation controlled by Stanley Hills, LLC. Effective June 4, 2024 Tokenize been issued additional 222 from VisionWave for consideration of 10 million AVAI shares that been vested under VisionWave.

Although the investment was impaired, the product development is still ongoing. The carrying amount of this investment at September 30, 2024 and December 31, 2023, was $0 and $0, respectively.

Note 7 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at September 30, 2024 and December 31, 2023 consist of the following:

	2024	2023
Accounts payable	$790,043	$773,974
Accrued liabilities	—	499,492
Accrued interest	1,844,429	4,099,380
Total	$2,634,472	$5,372,846

Accounts payable consisted of approximately $659k aged outstanding balances due to two vendors over 2 years.

The decrease in accrued liabilities was due to the reclassification of $490k to other payable – RP.

Accrued expenses consisted of approximately $4.1million accrued settlement to one of the previous vendors over 2 years. Refer to note 15 legal proceedings.

	2024	2023
Accounts payable - RP	$1,070,000	$770,000
Accrued interest - RP	144,644	96,115
Other payables - RP	1,697,297	901,595
Total	$2,911,941	$1,767,710

Accounts payable – related parties consisted of approximately $1,070k aged outstanding balances due to two major related parties for business purpose over 2 years.

Accrued interest – related parties consisted of unpaid interest from related parties note payable as of September 30, 2024.

Other payables consisted of approximately $1.7 million advanced payments from one of the related parties for business purposes.

Note 8 – Convertible Notes Payable, Non-related Partied and Related Party

Convertible notes payable – nonrelated parties at September 30, 2024 and December 31, 2023 consist of the following:

	September 30,	December 31,
	2024	2023
Convertible note payable to GBT Technologies S.A	$4,818,411	$5,175,496
Convertible notes payable to 1800	20,580	70,760
Convertible notes payable to Glen	292,500	462,500
Total convertible notes payable, non-related parties	5,131,491	5,708,756
Unamortized debt discount	(0)	(43,739)
Convertible notes payable – nonrelated parties	5,131,491	5,665,017
Less current portion	(5,131,491)	(5,665,017)
Convertible notes payable – nonrelated parties, long-term portion	$—	$—

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

During the period ended September 30, 2024, IGOR 1 converted $195,500 of the convertible note into 2,300,000,000 shares of the Company’s common stock.

As detailed in this report, during the period ended September 30, 2024, IGOR 1 settled $3,000,000 outstanding note balance in exchange of 10,000,000 restricted shares of AVAI owned by the Company.

As of September 30, 2024, the note had an outstanding balance of $4,818,411 and accrued interest of $72,870.22.

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

During the period ended September 30, 2024, 1800 Diagonal converted the remaining $20,180 of the convertible note with all accrued interest into 295,534,118 shares of the Company’s common stock.

As of September 30, 2024, the note had an outstanding balance of $0 and an interest of $0.

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

During the period ended September 30, 2024, Glen Eagle converted $170,000 of the convertible note into 2,000,000,000 shares of the Company’s common stock.

As of September 30, 2024, the consolidated convertible note had an outstanding balance of $292,500 and an accrued interest of $128,029.

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

As of September 30, 2024, the note had an outstanding balance of $20,580 and an accrued interest of $6,244.

Convertible notes payable – related parties at September 30, 2024 and December 31, 2023 consist of the following:

	September 30,	December 31,
	2024	2023
Convertible note payable to Stanley Hills	491,395	661,395
Unamortized debt discount	—	—
Convertible notes payable, net, related party	491,395	661,395
Less current portion	(491,395)	(661,395)
Convertible notes payable, net, related party, long-term portion	$—	$—

Stanley Hills LLC

The Company entered into a series of loan agreements with Stanley Hills LLC (“Stanley”) pursuant to which it received more than $1,000,000 in loans (the “Debt”) from May 2019 up to December 2019. On February 26, 2020, in order to induce Stanley to continue to provide funding, the Company and Stanley entered into a letter agreement providing that the current note payable balance due to Stanley of $1,214,900 may be converted into shares of common stock of the Company at a conversion price equal to 85% multiplied by the lowest one trading price for the common stock during the 20-trading day period ending on the latest complete trading day prior to the conversion date. Since the conversion price will vary based on the Company’s stock price, the beneficial conversion feature associated with this note is accounted for as a derivative liability. Stanley had agreed to restrict its ability to convert the Debt and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. During the year ended December 31, 2021, Stanley converted $1,231,466 of its convertible note plus interest into 4,420,758 shares of the Company’s common stock, and during the year ended December 31, 2021, Stanley loaned the Company an additional $325,000. Also, during the year ended December 31, 2021, the Company transferred the SURG shares received as repayment of $800,000 of this convertible note and also converted $126,003 of accrued interest into the principal balance. During the year ended December 31, 2021, Gonzalez assigned all his accrued balances of $424,731 to Stanley in a private transaction that the Company is not part to (See Note 10). On January 2, 2023, the Company issued a convertible promissory note to Stanley for its credit balances in the principal amount of $750,000. The convertible promissory note bears interest of 10% and is payable at maturity on September 30, 2024. Stanley may convert the consolidated convertible Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest trading price during the 20-day period preceding the date of conversion. The Company recorded a gain on debt extinguishment of $408,034 at the issuance date.

During the period ended September 30, 2024, Stanley Hills converted $170,000 of the convertible note into 2,000,000,000 shares of the Company’s common stock.

As of September 30, 2024 and December 31, 2023 the principal balance of Stanley debt was $491,395 and $661,395 respectively. The unpaid interest of the Stanley debt at September30, 2024 and December 31, 2023 was $86,370 and $49,482, respectively.

Discounts on convertible notes

The Company recognized debt discount of $50,873 and $268,423 during the nine months ended September 30, 2024 and year ended December 31, 2023, respectively, related to the amortization of the debt discount on convertible notes. The unamortized debt discount at September 30, 2024 and 2023 was $0 and $46,003, respectively.

A roll-forward of the convertible notes payable from December 31, 2023 to September 30, 2024 is below:

Convertible notes payable, December 31, 2023, Net	$6,324,148
Conversion to common stock	(555,680)
Repayments	(161,585)
Amortization of debt discounts	(46,003)
Convertible notes payable, September 30, 2024, Net	$5,652,886

Note 9 – Notes Payable, Non-related Parties and Related Party

Notes payable, non-related parties at September 30, 2024 and December 31, 2023 consist of the following:

	September 30,	December 31,
	2024	2023
1800 note	$—	$27,546
SBA loan	350,000	350,000
Total notes payable	350,000	377,546
Unamortized debt discount	—	(2,265)
Notes payable	350,000	375,281
Less current portion	(21,252)	(46,533)
Notes payable, long-term portion	$328,748	$328,748

SBA Loan

On June 22, 2020, the Company received a loan from the Small Business Administration under the Economic Injury Disaster Loan program related to the COVID-19 relief efforts. The loan bears interest at 3.75%, requires monthly principal and interest payments of $731 after 12 months from funding and is due 30 years from the date of issuance. The monthly payments have been extended by the SBA to all EIDL borrowers with additional 12 months. Monthly payments will be commenced on or around June 16, 2022. On October 1, 2021, the Company entered an Amended Loan Authorization and Agreement with the SBA providing for the modification of the Original Note providing for monthly principal and interest payments of $1,771 after 24 months from the Original Note commencing on or around June 22, 2022. On March 17, 2022 the SBA notified it deferred the payments to all COVID-19 EIDL loans will have the first payment due extended from 24-months to 30-months from the date of the note. The Modified Note will continue to bear interest at 3.75% and is due 30 years from the date of issuance of the Original Note. The Modified Note is guaranteed by Douglas Davis, the former CEO of the Company and current consultant, as well as by GBT Tokenize Corp. The additional funding of $200,000 was received by the Company on October 5, 2021. The current portion of principal balance of the note at September 30, 2024 and December 31, 2023 was $21,252 and $21,252 plus accrued interest of $43,377 and $36,832, respectively. The noncurrent portion of principal balance of the note at September 30, 2024 and December 31, 2023 was $328,748 and $328,748, respectively. The Company did not make any payment on the loan and seeking hardship from the SBA for reduce payment which was not yet addressed by the SBA.

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

During the nine months ended September 30, 2024, the note has been fully repaid.

As of September 30, 2024 and December 31, 2023, the note had an outstanding balance of $0 and $1,486 and a one-time interest of $0 and $7,129, respectively.

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

During the nine months ended September 30, 2024, the note has been fully repaid.

As of September 30, 2024 and December 31, 2023, the note had an outstanding balance of $0 and $26,059 and a one-time interest of $0 and $5,665, respectively.

Notes payable, related party at September 30, 2024 and December 31, 2023 consist of the following:

	September 30,	December 31,
	2024	2023
Alpha Eda Note payable	$140,000	$140,000
Total notes payable, related party	140,000	140,000
Unamortized debt discount	—	—
Notes payable, net, related party	140,000	140,000
Less current portion	(140,000)	(140,000)
Notes payable, net, related party, long-term portion	$—	$—

Alpha Eda

On November 15, 2020, the Company issued a promissory note to Alpha Eda, LLC (“Alpha”), a related party for $140,000. The note accrues interest at 10%, is unsecured and was due on September 30, 2021. On March 31, 2023 Alpha and the Company extended the note maturity to December 31, 2023. The balance of the note at September 30, 2024 and December 31, 2023 was $140,000 and $140,000 plus accrued interest of $57,143 and $46,633, respectively.

Note 10 – Accrued Settlement

	September 30, 2024	December 31, 2023
Accrued Settlement Payable	4,090,057	4,090,057
Total	$4,090,057	$4,090,057

In connection with a legal matter filed by the Investor of the $8,340,000 Senior Secured Redeemable Convertible Debenture, on December 23, 2019, in the pending arbitration between the Company and the Investor, an Interim Award was entered in favor of the Investor. On January 31, 2020, the Company was informed that a final award was entered (the “Final Award”). The Final Award affirms that certain sections of the Senior Secured Redeemable Convertible Debenture (the “Debenture”) constitute unenforceable liquidated damages penalties and were stricken. Further, it was determined that the Investor was entitled to recovery of their attorney’s fees. Consequently, the arbitrator awarded Investor an award of $4,034,444 plus interest of 7.25% accrued from May 15, 2019 (presented separately in accounts payable and accrued expenses) and costs of $55,613. In connection with this settlement, the Company recognized a gain on the settlement of debt of $1,375,556 in 2019 as the difference between the carrying amount of the debt and the amount awarded by the arbitrator. The Company recorded accrued settlement of $4,090,057 and $4,090,057 at September 30, 2024 and December 31, 2023, respectively.

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

The Company uses a weighted average Black-Scholes option pricing model with the following assumptions to measure the FV of derivative liability at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Stock price	$0.0001	$0.0002

Risk free rate	4.38 – 5.46%	5.26 – 5.60%
Volatility	265 – 509%	427 – 502%
Conversion/ Exercise price	$0.000085	$0.000075 – 0.000085
Dividend rate	0%	0%

The following table represents the Company’s derivative liability activity for the period ended September 30, 2024:

Derivative liability balance, December 31, 2023	$14,116,062
Issuance of derivative liability during the period	—
Fair value of beneficial conversion feature of debt converted	(694,919)
Change in derivative liability during the period	(12,755,202)
Derivative liability balance, September 30, 2024	$665,941

The significant decrease in the fair value of derivative liability was mainly due to the decrease in the stock prices from $0.0002 to $0.0001 from Q4 2023 to Q3 2024, as well as the conversions during the nine months ended September 30, 2024, and the decrease in remaining convertible principal balances lower the derivative liabilities.

Note 12 - Stockholders’ Equity

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

During the period ended September 30, 2024, the Company had the following transactions in its common stock:

●	Of 6,559,534,118 shares issued for the conversion of convertible notes of $555,680 and accrued interest of $1,880.

As of September 30, 2024 and December 31, 2023, there were 16,813,229,180 and 10,253,695,062 shares of common stock issued and outstanding, respectively.

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

As of September 30, 2024 and December 31, 2023, there were 45,000 Series B Preferred Shares outstanding.

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

At September 30, 2024 and December 31, 2023, GV owns 700 Series C Preferred Shares, respectively.

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

As of September 30, 2024 and December 31, 2023, there are 20,000 shares of Series H Preferred Shares outstanding, respectively.

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

As of September 30, 2024 and December 31, 2023, there are 1,000 shares of Series I Preferred Shares outstanding, respectively.

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

As of September 30, 2024 and December 31, 2023, the Company has 8 treasury stock on a cost basis of $11,059, respectively.

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

As of September 30, 2024 and December 31, 2023, the Company has 1,032 shares to be cancelled on a cost basis of $632,000, respectively.

Warrants

The following is a summary of warrant activity.

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2023	400	$1,595	0.02	$—
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding, September 30, 2024	400	$1,595	0.02	$—
Exercisable, September 30, 2024	400	$1,595	0.02	$—

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

Yello Partners Inc.

As of September 30, 2024 and December 31, 2023, the Company has $715,000 owed to Yello Partners, Inc., a Company owned by the CEO, respectively.

Stanley Hills LLC Accounts Payable

As of September 30, 2024 and December 31, 2023, the Company has recorded an outstanding payable balance to Stanley amounted $1,682,847 and $9,01,595, respectively, recorded under accrued expenses.

Note 14 - Legal Proceedings

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business. There is currently no litigation that management believes will have a material impact on the financial position of the Company.

TTSG

On or about July 9, 2021 the Company filed a lawsuit in District Court in Clack County Nevada – Department 19 (Case number A-21-837631-C) against Terry Taylor and TTSG Holdings, Inc for breach of contract, breach of covenant of Good Faith and Fair Dealing, Unjust Enrichment and declaratory relief for failure of providing consulting services per contract they entered. The Company is demanding the return of 240,000 shares issued, return of the $5,000 payments, recission of the consulting agreement, and attorney’s fees and costs. As Terry Taylor and TTSG Holdings failed to appear to a notice of deposition, the Company filed for a summary judgment. On January 20, 2023 the court issued a $708,821 writ of execution against Terry Taylor and TTSG. Despite all efforts the Company was not able to collect on these judgments.

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

Stock Loan Receivable

On January 8, 2019, the Company entered into a Stock Pledge Agreement with Latin American Exchange Latinex Casa de Cambio, S.A., a Costa Rica corporation (“Latinex”), to provide that Latinex may maintain its required regulatory capital as required by various regulators. The Company pledged 4,006 restricted shares of its common stock valued at $7,610,147 (based on the closing price on the grant date) for three years for an annual payment of $375,000 paid in quarterly installments of $93,750. In lieu of cash payment, Latinex may pay the Company in virtual currency of WISE Network S.A. valued at a 50% discount of its offering price of $10 per token. In the event that Latinex’s required capital has decreased below $5,000,000, Latinex is permitted to sell the pledged shares of common stock only in an amount to ensure that Latinex can satisfy the required capital levels. The Company must consent to such sale of the shares of common stock, which may not be unreasonably withheld. Upon expiration of the agreement, the remaining shares of common stock shall be returned to the Company free and clear of all liens. The Company recorded the value of these shares of common stock as a stock loan receivable which is presented as a contra-equity account in the accompanying consolidated balance sheets. At December 31, 2019, the Company wrote off the accrued interest income as Latinex did not perform any payment and the Company has no mean to enforce this payment. Latinex agreed in principle to return the pledged 4,006 restricted shares to the Company for cancellation. The 4,006 restricted shares have not yet been returned to the Company as of September 30, 2024.

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

On March 26, 2024, Bannix Acquisition Corp., a Delaware corporation (“Bannix”), entered into a Business Combination Agreement (the “Original Agreement”), by and among Bannix, VisionWave Technologies, Inc., a Nevada corporation (“Target”) and the shareholders of Target.

On September 6, 2024, Bannix entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”), by and among Bannix, VisionWave Holdings, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Bannix (“VisionWave Holdings”), BNIX Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of VisionWave Holdings (“Parent Merger Sub”), BNIX VW Merger Sub, Inc., a Nevada corporation and direct, wholly owned subsidiary of VisionWave, and Target. The Merger Agreement and the transactions contemplated thereby were approved by the boards of directors of each of Bannix, VisionWave Holdings, Parent Merger Sub, Company Merger Sub, and Target.

The Mergers

Pursuant to and in accordance with the terms set forth in the Merger Agreement, (a) Parent Merger Sub will merge with and into Bannix, with Bannix continuing as the surviving entity (the “Parent Merger”), as a result of which, (i) Bannix will become a wholly owned subsidiary of VisionWave Holdings, and (ii) each issued and outstanding security of Bannix immediately prior to the effective time of the Parent Merger (the “Parent Merger Effective Time”) (other than shares of Bannix Common Stock that have been redeemed or are owned by Bannix or any of its direct or indirect subsidiaries as treasury shares and any Dissenting Parent Shares) shall no longer be outstanding and shall automatically be cancelled in exchange for the issuance to the holder thereof of a substantially equivalent security of VisionWave Holdings (other than the Parent Rights, which shall be automatically converted into shares of VisionWave Holdings), and, (b) immediately following the consummation of the Parent Merger but on the same day, Company Merger Sub will merge with and into Target, with Target continuing as the surviving entity (the “Company Merger” and, together with the Parent Merger, the “Mergers”), as a result of which, (i) Target will become a wholly owned subsidiary of VisionWave Holdings, and (ii) each issued and outstanding security of Target immediately prior to the effective time of the Company Merger (the “Company Merger Effective Time”) (other than any Cancelled Shares or Dissenting Shares) shall no longer be outstanding and shall automatically be cancelled in exchange for the issuance to the holder thereof of a substantially equivalent security of VisionWave Holdings. The Mergers and the other transactions contemplated by the Merger Agreement are hereinafter referred to as the “Business Combination.”

Subject to a six month extension the termination date by which the Company must consummate a business combination from September 14, 2024, the date that is 36 months from the closing date of the Company’s initial public offering of units, to March 14, 2025, the Business Combination is expected to close in the first quarter of 2025, subject to customary closing conditions, including the satisfaction of the minimum available cash condition, the receipt of certain governmental approvals and the required approval by the stockholders of Bannix and Target.

Consideration

Pursuant to and in accordance with the terms set forth in the Merger Agreement, at the Parent Merger Effective Time, (a) each share of Bannix common stock, par value $0.001 per share (“Bannix Common Stock”) outstanding immediately prior to the Parent Merger Effective Time that has not been redeemed, is not owned by Bannix or any of its direct or indirect subsidiaries as treasury shares and is not a Dissenting Parent Share will automatically convert into one share of common stock, par value $0.001, of VisionWave Holdings (each, a share of “VisionWave Holdings Common Stock”), (b) each Bannix Warrant shall automatically convert into one warrant to purchase shares of VisionWave Holdings Common Stock (each, a “VisionWave Holdings Warrant”) on substantially the same terms and conditions; and (c) each Bannix Right will be automatically converted into the number of shares of VisionWave Holdings Common Stock that would have been received by the holder of such Bannix Right if it had been converted upon the consummation of a business combination in accordance with Bannix’s organizational documents.

In accordance with the terms and subject to the conditions of the Merger Agreement, at the Company Merger Effective Time, (a) each share of issued and outstanding Target common stock, par value $0.01 (“Target Common Stock”), shall be cancelled and converted into 4,041 shares of VisionWave Holdings Common Stock.

Subject of closing the transaction, the Company and Tokenize holdings will exchange their holdings in VW for about 2,917,708 new shares of VisionWave Holdings, represent about 20.47% of VisionWave Holdings post-closing.

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

Note 16 – Concentrations

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk for the years, consist principally of temporary cash investments. There have been no losses in these accounts through September 30, 2024 and December 31, 2023.

Liquidity risk

The Company has an accumulated deficit of $301,481,439 and has a working capital deficit of $16,029,247 as of September 30, 2024, which raises substantial doubt about its ability to continue as a going concern as the Company does not have sufficient funds to discharge its current liabilities.

Note 17 - Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2024 through the date these financial statements were issued and has determined that it has no material subsequent events to disclose in these financial statements.

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

This section of the report should be read together with Footnotes of the Company audited financials for the year ended December 31, 2023, the unaudited statements of operations for the three and nine months ended September 30, 2024 and 2023 are compared in the sections below.

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

Results of Operations:

Three Months Ended September 30, 2024 and 2023

A comparison of the statements of operations for the three months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,		Change
	2024	2023	$	%
Operating expenses	198,607	317,419	(118,812)	-37%
Loss from operations	(198,607)	(317,419)	118,812	-37%
Other income (expenses)	6,474,701	283,435	6,191,266	-204%
Income (Loss) before provision for income taxes	6,276,094	(33,984)	6,310,078	-18568%
Provision for income taxes	—	—	—	—
Gain/(Loss) from discontinued operations	—	(38,385)	38,385	-100%
Net Income (Loss)	$14,501,569	$(15,579,460)	30,081,029	-193%

Operating expenses for the three months ended September 30, 2024 were $198,607, compared to $317,419for the same period in 2023. The decrease of $118,812or -37% was principally due to the Company had limited cash flows to expand the business.

Other income (expense) for the three months ended September 30, 2024 was $6,474,701, an increase of $6,191,266or 204% from loss of $((283,435) for the same period in 2023. The change is principally due to an increase of gain on the change in FV of derivative liability of $4,004,405, increase of gain on debt settlement of $2,658,977, decrease in financing cost of $175,962.

Net income (loss) for the three months ended September 30, 2024 was $14,501,569 compared to $(15,579,460) for the same period in 2023 due to the factors described above.

Nine Months Ended September 30, 2024 and 2023

A comparison of the statements of operations for the nine months ended September 30, 2024 and 2023 is as follows:

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Operating expenses	533,315	1,087,505	(554,190)	-51%
Loss from operations	(533,315)	(1,087,505)	554,190	-51%
Other income (expenses)	15,034,884	(14,453,570)	29,488,454	-204%
Income (Loss) before provision for income taxes	14,501,569	(15,541,075)	30,042,644	-193%
Provision for income taxes	—	—	—	—
Gain/(Loss) from discontinued operations	—	(38,385)	38,385	-100%
Net Income (Loss)	$14,501,569	$(15,579,460)	30,081,029	-193%

Operating expenses for the nine months ended September 30, 2024 were $533,315, compared to $1,087,505for the same period in 2023. The decrease of $554,190 or -51% was principally due to the Company had limited cash flows to expand the business.

Other income (expense) for the nine months ended September 30, 2024 was $15,034,884, an increase of $29,488,454 or 204% from loss of $(14,453,570) for the same period in 2023. The change is principally due to an increase of gain on the change in FV of derivative liability of $12,755,202, decrease in interest expense of $322,560, and increase of gain on debt settlement of $2,658,977.

Net income (loss) for the nine months ended September 30, 2024 was $14,501,569compared to $(15,579,460) for the same period in 2023 due to the factors described above

Liquidity and Capital Resources

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $301,481,439 and has a working capital deficit of $16,029,247as of September 30, 2024, which raises substantial doubt about its ability to continue as a going concern.

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

Our cash and cash equivalent were $1,505 and $529 at September 30, 2024 and December 31, 2023, respectively. Cash provided by (used in) operating activities during the period ended September 30, 2024 was $28,522 compared to $(72,498) during the same period in 2023. The amount provided by operating activities for the period ended September 30, 2024 was primarily related to a net income of $14,501,569 and offset by amortization of debt discount of $46,003, and gain in FV of derivative liability of $12,755,202. Our working capital position changed by going from a working capital deficit of $31,781,634 at December 31, 2023 to a working capital deficit of $16,029,247 at September, 2024.

Cash flows used in investing activities were $0 during the period ended September 30, 2024 and 2023.

Cash (used in) provided by financing activities for the period ended September 30, 2024 was $(27,546), compared to $61,071provided by financing activities for the same period in 2023. The change was primarily due to the repayment of notes payable of $27,546. Cash from financing activities for the period ended September 30, 2023, was due to proceeds from convertible notes of $35,822 and reduce by repayment of convertible notes of $35,822, proceeds from note payable of $92,150 and a repayment to related party of $27,375, and an increase in proceeds from related party of $0

We sustained net income of $14,501,569for the nine months ended September 30, 2024. In addition, we had a accumulated deficit of $301,481,439 and working capital deficit of $16,029,247 at September 30, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2024, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2024. Based on this assessment, management believes that as of September 30, 2024, our internal control over financial reporting is not effective based on those criteria.

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

OUR RESULTS OF OPERATIONS HAVE NOT RESULTED IN PROFITABILITY AND WE MAY NOT BE ABLE TO ACHIEVE PROFITABILITY GOING FORWARD

The Company does not accrue or capitalize development costs (or any costs to this effect) and expense it to its profit and loss statements as required by US GAAP. As such, the Company incurred a net income of $14,501,569 for the nine months ended September 30, 2024 and net loss of $15,579,460 for the period ended September 30, 2023. If we incur additional significant operating losses, our stock price, may decline, perhaps significantly. Our management is developing plans to alleviate the negative trends and conditions described above. Our business plan is speculative and unproven. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will be able to curtail our losses now or in the future. Further, as we are an emerging enterprise, we expect that net losses will continue, and our working capital deficiency will increase.

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

The Company had a stockholders’ deficit of $15,311,460 and an accumulated deficit of $301,481,439 at September 30, 2024.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our brand and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, for the years ended December 31, 2024 and 2023, we reported that our disclosure controls and procedures were not effective due to the lack of resources and the reliance on outside consultants. We intend to increase management’s review of our financials. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ended September 30, 2024, the Company had the following transactions in its common stock:

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

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended September 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

GBT TECHNOLOGIES INC.
(Registrant)

Date: November 14, 2024	By:	/s/ Mansour Khatib
Mansour Khatib
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)