Form 10-K
period 2024-12-31
GBT Technologies Inc.
filed 2025-03-31
CIK 1471781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

As of December 31, 2024, the market value of our common stock held by non-affiliates was approximately $976,950 which is computed based upon the closing price on that date of the Common Stock of the registrant on the OTC PINK maintained by OTC Markets Group Inc. of $0.002. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of March 31, 2025, 16,813,229,180 shares of common stock, $0.00001 par value per share, of the registrant were outstanding.

Documents incorporated by reference: None

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

On September 6, 2024, Bannix entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”), by and among Bannix, VisionWave Holdings, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Bannix (“VisionWave Holdings”), BNIX Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of VisionWave Holdings (“Parent Merger Sub”), BNIX VW Merger Sub, Inc., a Nevada corporation and direct, wholly owned subsidiary of VisionWave, and Target. The Merger Agreement and the transactions contemplated thereby were approved by the boards of directors of each of Bannix, VisionWave Holdings, Parent Merger Sub, Company Merger Sub, and Target, and are subject to Bannix shareholder’s approval.

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

As of December 31, 2024 and 2023, the notes had an outstanding balance of $46,250 and accrued interest of $0, respectively.

As of December 31, 2024 and 2023, the marketable security had a FV of $2,462 and $1,692, respectively.

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

Employees

As of December 31, 2024, we had 3 full time employees and no part time employees. We also utilize outside consultants and contractors as needed.

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

OUR RESULTS OF OPERATIONS HAVE NOT RESULTED IN PROFITABILITY AND WE MAY NOT BE ABLE TO ACHIEVE PROFITABILITY GOING FORWARD

The Company does not accrue or capitalize development costs (or any costs to this effect) and expense it to its profit and loss statements as required by US GAAP. As such, the Company incurred operating loss of $644,697 for the year ended December 31, 2024. If we incur additional significant operating losses, our stock price, may decline, perhaps significantly. Our management is developing plans to alleviate the negative trends and conditions described above. Our business plan is speculative and unproven. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will be able to curtail our losses now or in the future. Further, as we are an emerging enterprise, we expect that net losses will continue, and our working capital deficiency will increase.

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

The Company sustained a net operating loss of $644,697, a total net income of $20,675,445 and our operating activities provide by cash flows of $27,142 for the year ended December 31, 2024. The Company had a working capital deficit of $9,940,379, stockholders’ deficit of $10,184,119 and an accumulated deficit of $295,278,233 at December 31, 2024.

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

WE DEPEND UPON KEY PERSONNEL AND NEED ADDITIONAL PERSONNEL

Our success depends on our inability to attract and retain key personnel including, Michael Murray, our CEO, Mansour Khatib, our Secretary, and Dr. Danny Rittman, our CTO, and our inability to do so may materially and adversely affect our business operations. The loss of qualified personnel could have a material and adverse effect on our business operations. Additionally, the success of the Company’s operations will largely depend upon its ability to successfully attract and maintain competent and qualified key management personnel. As with any company with limited resources, there can be no guaranty that the Company will be able to attract such individuals or that the presence of such individuals will necessarily translate into profitability for the Company.

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

ITEM 2. PROPERTIES

The Company leases its virtual office space at 8557 N West Knoll Dr. West Hollywood CA 90069 on a month-to-month lease.

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

As part of its financial review for the fiscal year ended December 31, 2024, the Board of Directors of the Company conducted an assessment of the Company’s Accrued Settlement Liability, a balance originally recorded in 2020 in connection with the arbitration award issued in favor of Discover Growth Fund, LLC (“DGF”). On February 28, 2020, DGF conducted a foreclosure sale of the Company’s assets. However, the Company was not provided with an accounting of the sale or details of the proceeds received by DGF. The Company has maintained its position that the foreclosure sale satisfied the arbitration award in full. Additionally, DGF has not taken any action to enforce collection of the liability since the arbitration award was confirmed by the U.S. District Court for the Virgin Islands on January 25, 2024.

Accounting Treatment

In accordance with ASC 405-20-40-1 (Liabilities - Extinguishment of Liabilities), a liability should be derecognized when it has been extinguished. Extinguishment occurs when the debtor is legally released from the obligation or when the obligation is otherwise settled. Given that:

• The Company’s assets were foreclosed and sold by DGF in 2020;

• No further collection efforts have been initiated by DGF;

• The Company maintains that the foreclosure sale satisfied the judgment;

• The Company does not intend to make any payment toward the liability; and

• Carrying the liability indefinitely would misrepresent the Company’s financial position, inflating its balance sheet without a true expectation of payment;

The Board of Directors approved the write-off of the remaining Accrued Settlement Liability in the amount of $5,755,400, recognizing it as a gain in the Company’s financial statements for the year ended December 31, 2024.

Financial Statement Impact

As a result of this decision, the Company recognized a $5,755,400 gain on extinguishment of liability, which is included in other income in the consolidated statement of operations. The corresponding reduction in liabilities is reflected in the balance sheet under Accrued Settlement Liabilities, reducing the Company’s total liabilities.

Going Concern Consideration

The Company continues to operate under going concern uncertainty. This write-off does not impact the Company’s assessment of its financial viability, as its ability to continue operations depends on factors including access to financing and future business performance. However, if any party disputes the Company’s position in the future and initiates collection efforts, the Company will defend its position and disclose any developments accordingly.

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

Stock Loan Receivable

On January 8, 2019, the Company entered into a Stock Pledge Agreement with Latin American Exchange Latinex Casa de Cambio, S.A., a Costa Rica corporation (“Latinex”), to provide that Latinex may maintain its required regulatory capital as required by various regulators. The Company pledged 4,006 restricted shares of its common stock valued at $7,610,147 (based on the closing price on the grant date) for three years for an annual payment of $375,000 paid in quarterly installments of $93,750. In lieu of cash payment, Latinex may pay the Company in virtual currency of WISE Network S.A. valued at a 50% discount of its offering price of $10 per token. In the event that Latinex’s required capital has decreased below $5,000,000, Latinex is permitted to sell the pledged shares of common stock only in an amount to ensure that Latinex can satisfy the required capital levels. The Company must consent to such sale of the shares of common stock, which may not be unreasonably withheld. Upon expiration of the agreement, the remaining shares of common stock shall be returned to the Company free and clear of all liens. The Company recorded the value of these shares of common stock as a stock loan receivable which is presented as a contra-equity account in the accompanying consolidated balance sheets. At December 31, 2019, the Company wrote off the accrued interest income as Latinex did not perform any payment and the Company has no mean to enforce this payment. Latinex agreed in principle to return the pledged 4,006 restricted shares to the Company for cancellation. The 4,006 restricted shares have not yet been returned to the Company as of December 31, 2024.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company is authorized to issue 30,000,000,000 of its $0.00001 par value common stock and 20,000,000 shares of its $0.00001 par value preferred stock Series B and 10,000 shares of its $0.00001 par value preferred stock Series C, 100,000 shares of its $0.00001 par value preferred Series D shares, 2,000,000 of its $0.00001 par value preferred Series G shares, 40,000 of its $0.00001 par value preferred Series H shares and 1,000 of its $0.00001 par value preferred Series I shares. As of December 31, 2024, 16,813,229,180 shares of common stock, as well as 45,000 shares of preferred stock Series B, 700 shares of preferred stock Series C, zero shares of preferred stock Series D, zero shares of preferred stock Series G, 20,000 shares of preferred stock Series H and 1,000 shares of preferred stock Series I were issued and outstanding. The Board of Directors reserves the right to issue shares of preferred stock in the future indicating preference or rights as appropriate.

Market Information

Our common stock commenced quotation on the OTC PINK under the symbol “GTCH”. The Company’s subsequent symbol was “GOPH”. The following table sets forth the range of high and low prices per share of our common stock for each period indicated (after given effect to reverse split of 1 for 100 split in 2019 and 1 for 50 in 2021)

Quarters Ended	March 31		June 30		September 30		December 31
	High	Low	High	Low	High	Low	High	Low

2023	$0.0006	$0.0004	$0.0003	$0.0002	$0.0002	$0.0001	$0.0002	$0.0001
2024	$0.0002	$0.0001	$0.0001	$0.0001	$0.0001	$0.0001	$0.0002	$0.0001

Record Holders

The number of holders of record for our common stock as of December 31, 2024 was 94.

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

2024：

For the year ended December 31, 2024, the Company issued 6,559,534,118 shares for the conversion of convertible notes of $555,680 and accrued interest of $1,880.

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

As of December 31, 2024, there are 1,000 shares of Series I Preferred Shares outstanding.

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

This section of the report should be read together with Footnotes of the Company audited financials. The audited statements of operations for the years ended December 31, 2024 and 2023 are compared in the sections below.

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

On September 6, 2024, Bannix entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”), by and among Bannix, VisionWave Holdings, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Bannix (“VisionWave Holdings”), BNIX Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of VisionWave Holdings (“Parent Merger Sub”), BNIX VW Merger Sub, Inc., a Nevada corporation and direct, wholly owned subsidiary of VisionWave, and Target. The Merger Agreement and the transactions contemplated thereby were approved by the boards of directors of each of Bannix, VisionWave Holdings, Parent Merger Sub, Company Merger Sub, and Target, ans subject to Bannix shareholder’s approval.

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

As of December 31, 2024 and 2023, the notes had an outstanding balance of $46,250 and accrued interest of $0, respectively.

As of December 31, 2024 and 2023, the marketable security had a FV of $2,462 and $1,692, respectively.

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

Results of Operations:

Years ended December 31, 2024 and 2023

A comparison of the statements of operations for the years ended December 31, 2024 and 2023 is as follows:

	Years Ended December 31,		Change
	2024	2023	$	%

General and administrative expenses	$76,281	$507,261	(430,980)	(85%)
Marketing expenses	192,912	237,428	(44,516)	(19%)
Professional expenses	375,504	995,532	(620,028)	(62%)
Income (loss) from operations	(644,697)	(1,740,221)	(1,095,524)	(63%)
Other income (expense), net	21,320,142	(15,993,020)	37,313,162	233%
Income (loss) before provision for income taxes	20,675,445	(17,733,241)	38,408,686	217%
Provision for income taxes	—	—	—	—
Income (loss) from continued operations	20,675,445	(17,733,241)	38,447,071	217%
Discontinued operations	—	(38,385)	38,385	100%
Net income (loss)	$20,675,445	$(17,771,626)	$38,481,934	216%

The Company have not generated any revenues for the years ended December 31, 2024 and 2023.

Operating expenses for the year ended December 31, 2024 were $644,697, compared to $1,740,221 for the same period in 2023. The decrease of $1,095,524 or 63% was principally due to a decrease in marketing expenses of $44,516, decrease in general and administrative expenses of $430,980, and decrease in professional expenses of $620,028 for the year ended December 31, 2024 due to the cash flow issues.

Other income for the year ended December 31, 2024 was $21,320,142, an increase of $37,313,162 or 217% from $15,993,020 expenses for the same period in 2023. The increase in other income was principally due to i) a gain from debt extinguishment of $7,800,449; ii) gain from change in FV of derivative liability by $14,035,071; iii) reduction in interest expense and financing costs of $457,436.

Net income for the year ended December 31, 2024 was $20,675,445 compared to the net loss of $17,771,626 for the same period in 2023 due to the factors described above.

Liquidity and Capital Resources

Going Concern

The accompanying cash flow statements have been prepared assuming the Company will continue as a going concern. The Company has an accumulated deficit of $295,278,233 and has a working capital deficit of $9,940,379 as of December 31, 2024, which raises substantial doubt about its ability to continue as a going concern.

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

Our cash was $125 and $529 at December 31, 2024 and 2023, respectively. Cash provided by operating activities during the year ended December 31, 2024 was $27,142, compared to $51,341 used in operating activities during the same period in 2023. The amount provided by operating activities for the year ended December 31 2024 was primarily related to a net income of $20,675,445 and offset by amortization of debt discount of $46,003, excess of debt discount and financing costs of $7,084, change in FV of derivative liability of $14,035,071, change in FV of market equity security of $10,000, gain on debt extinguishment of $7,800,449, and net working capital increase of $1,087,393. Our working capital position changed by going from a working capital deficit of $31,781,634 at December 31, 2023 to a working capital deficit of $9,940,379 at December 31, 2024.

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

Cash flows used in investing activities were $0 during the years ended December 31, 2024 and 2023.

Cash used in financing activities for the year ended December 31, 2024 was $27,546, compared to $38,182 provided by the same period in 2023. The decrease is due to the repayment of notes payable of $27,546.

We obtained a net income of $20,675,445 for the year ended December 31, 2024. In addition, we had a working capital deficit of $9,940,379 and an accumulated deficit of $295,278,233 at December 31, 2024.

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

Our management assessed the effectiveness of our ICFR reporting as of December 31, 2024. Based on this assessment, management believes that as of December 31, 2024, our ICFR reporting is not effective based on those criteria.

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

ITEM 9B. OTHER INFORMATION

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the year ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names and certain information regarding the company’s executive officers and directors.

Current Directors/Officers:

Name	Age	Title
Dr. Danny Rittman	63	Chief Technology Officer and Director
Mansour Khatib	63	Secretary and Director
Michael Murray	56	Chief Executive Officer, Chief Financial Officer

Michael Murray - On November 27, 2024, the Company appointed Michael D. Murray as its interim Chief Executive Officer. Mr. Murray will continue in his role as the Chief Executive Officer of Tokenize, where he has served since June 2022. However, he will not serve as a director of the Company at this time. Additionally, Mansour Khatib, the current Chief Executive Officer of the Company, will transition to the role of Secretary of the Company.

Mr. Murray brings over two decades of diverse experience spanning real estate administration, asset management, and corporate governance. Over the past five years, his key roles have included serving as the Chief Executive Officer of GBT Tokenize Corp. from June 2022 to present GBT Tokenize Corp is engaged in Artificial Intelligence and blockchain technologies, achieving substantial shareholder value through strategic intellectual property monetization. Mr. Murray has served as self-employed Executive Director Real Estate and Loan broker from January 2022 to present where he modeled and managed commercial and residential real estate transactions, specializing in financial engineering and risk analysis which include tasks as a managing director and general contractor for Residential Homes where he supervised construction and development projects, securing entitlements and navigating regulatory compliance for large-scale real estate ventures

Dr. Danny Rittman is a veteran software architect and integrated circuit technology expert with over 20 years of experience in the technology sector. From 2014 through the present, Dr. Rittman served as the CTO and as a director of the Company, leading the Company’s technological direction and managing teams of mobile software developers. From 2012, through 2014, Dr. Rittman served as a Senior Integrated Circuit Consultant for Qualcomm / Max Linear, managing teams of integrated circuit designers within the mobile technology arena. From 2007 through 2012, Dr. Rittman served as the Founder and CTO of Micrologic Design Automation, leading the company’s technological direction, including architecture, design and development of EDA software tools. From 2002 through 2007, Dr. Rittman served as an Integrated Circuit CAD / Software Senior Consultant for IBM, managing IC back-end projects and leading back-end CAD and QA software tool development and implementation. From 1995 through 2002, Dr. Rittman served as the Founder and VP of R&D for Bind-key Technologies, leading the company’s technological direction, research and development of EDA software tools for integrated circuits and back-end design. Dr. Rittman received a BS in Electrical Engineeri–g - VLSI Design from the University of Bridgeport, graduating Magna Cum Laude in 1992; a MS in Computer Scien–e - VLSI Design, specializing in Automation Algorithms, from La Salle University, graduating Magna Cum Laude in 1996; and a PhD in Computer Science VLSI Design, specializing in EDA Concepts and Algorithms, from La Salle University, graduating Summa Cum Laude in 1998. Mr. Rittman is the Company’s CTO and director.

Mansour Khatib was appointed as the Company Chief Executive and Financial Officer on April 13, 2020, the Company’s Board of Directors appointed Mansour Khatib, who served as the Chief Marketing Officer and a director of the Company as Chief Executive Officer. Mr. Khatib has also previously served as Interim Chief Executive Officer from May 2018 to July 2018. From 2009 through 2012, Mansour Khatib served as the CEO and CFO of The Merchandise Company, located in Long Beach, California. From 2012 through the present, Mr. Khatib has served as a U.S. Business and Marketing Sales Representative for KB Racking, located in Toronto, Canada. From May 2013 through July 2014, Mr. Khatib served as VP of Marketing for Sun Energy Partners, LLC, developing solar rooftop projects. From July 2014 through the present, Mr. Khatib has served as the CTO for New Energy Ventures, LLC, a company that is developing utility scale projects in New Jersey, California, and smaller projects in Mexico, the Caribbean and Peru. Mr. Khatib received B.A. in Economics from Fachhochschule Wuppertal in Wuppertal, Germany in 1988 and a Bachelors in Electro Engineering & Computer Technology from University Aachen in Aachen, Germany in 1985. Mr. Khatib is the Company’s secretary and director.

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

To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2024 filed with the SEC, all required Section 16 reports under the Exchange Act for our directors, executive officers, principal accounting officer and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2024.

Code of Ethics

We have adopted a Code of Ethics that applies to all officers, directors and employees. The Company will provide to any person without charge a copy of such code of ethics upon written request to the Company at its registered offices.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth all compensation paid to our officers for the years ended December 31, 2024 and 2023.

Summary Compensation Table

			None
		Stock	Equity
Name and principal		Equity	Incentive	All Other
Position	Year	Awards	Salary	Compensations	Total

Danny Rittman	2024	$—	$60,000	$—	$60,000
Chief Technology
Officer and director	2023	$—	$60,000	$—	$60,000

Mansour Khatib	2024	$—	$60,000	$—	$60,000
Current Secretary (Chief Executive
Officer) and director	2023	$—	$60,000	$—	$60,000

Michael Murray	2024	$—	$—	$—	$—
Chief Executive
Officer	2023	$—	$—	$—	$—

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer.

There are no other stock option plans, retirement, pension, or profit-sharing plans for the benefit of our sole officer and director other than as described herein.

Director Compensation

During the years ended December 31, 2024, there were 3 non-employee and 2 directors and 2023 there were 2 non-employee and directors.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2024, no new warrants were awarded to the executives.

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Common Stock as of January 30, 2025 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) each director of the Company; (iii) each officer of the Company and (iv) all executive officers and directors as a group. Except as otherwise indicated below, each of the entities or persons named in the table has sole voting and investment powers with respect to all shares of Common Stock beneficially owned by it or him as set forth opposite its or his name.

	Common	Percentage
	Stock	of
	Beneficially	Common
Name of Beneficial Owner	Owned (1)	Stock (1)
Dr. Danny Rittman (2)	1,980	0.00%
Mansour Khatib (2)	—	0.00%
Metaverse Kit Corp (3)	500,000,000	2.97%
GBT Tokenize Corp (4)	166,000,000	0.99%
All Officers and Directors as a Group	666,001,980	3.96%

(1)	Beneficial ownership is determined in accordance with the Rule 13d-3(d)(1) of the Exchange Act, as amended and generally includes voting or investment power with respect to securities. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table. The above is based on 16,813,229,180 shares of common stock outstanding as of January 30, 2025.

(2)	Current Officer and Director of the Company.

(3)	Metaverse Kit Corp was a 50/50 Joint venture between the Company and ldar Gainulin and Maria Belova. which was assigned on June 10, 2022 to ldar Gainulin and Maria Belova. The company contributed 500,000,000 share of the common stock to Metaverse Kit. On March 14, 2023, the Company received a counter signed Settlement Agreement and Release by ldar Gainulin and Maria Belova dated March 2, 2023 (“Settlement Agreement”). Pursuant to the Settlement Agreement, the parties agreed that Metaverse Agreement, the Metaverse APA and the Consulting Agreement are void and cancelled. ldar Gainulin and Maria Belova agreed to pay $5,000 to the Company as settlement payment and surrender their shares in Metaverse Kit.

(4)	GBT Tokenize Corp is a 50/50 Joint venture between the Company and Tokenize-It S.A. which was assigned on June 30, 2021 to Magic International Argentina F.C, S.L. Controlled by Sergio Fridman, a third party GBT Tokenize Corp hold 16,000,000 shares of the Company’s common stock. On April 11, 2022 the company, through its own subsidiary, Greenwich International Holdings, entered into a Master Joint Venture and Territorial License Agreement (the “Tokenize Agreement”) with Magic which replaced a prior joint venture entered between the parties, per which GBT Tokenize Corp to hold an additional 150,000,000 shares of the Company’s common stock. In addition, GBT Tokenize is the holder of 1,000 shares of Series I Preferred Stock (the “Series I Stock”) with a stated value of $35,000 per share which is convertible into common stock of the Company by dividing the stated value by the conversion price of $0.0035, which, if converted in full would result in the issuance of 10 billion shares of common stock of the Company. Further, the Series I Stock will vote on an as converted basis.

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

On September 6, 2024, Bannix entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”), by and among Bannix, VisionWave Holdings, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Bannix (“VisionWave Holdings”), BNIX Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of VisionWave Holdings (“Parent Merger Sub”), BNIX VW Merger Sub, Inc., a Nevada corporation and direct, wholly owned subsidiary of VisionWave, and Target. The Merger Agreement and the transactions contemplated thereby were approved by the boards of directors of each of Bannix, VisionWave Holdings, Parent Merger Sub, Company Merger Sub, and Target, and it subject to Bannix shareholder’s approval.

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

Yello Partners Inc.

As of December 31, 2024 and 2023, the Company has $760,000 and $625,000 owed to Yello Partners, Inc., a Company owned by the CEO.

Alpha Eda Note Payable – Related Party

On November 15, 2020, the Company issued a promissory note to Alpha Eda, LLC (“Alpha”), a related party, for $140,000. The note accrues interest at 10%, is unsecured and was due on September 30, 2021. On March 31, 2023 Alpha and the Company extended the note maturity to December 31, 2023. As of December 31, 2024 and 2023, the Company has $140,000 owed to Alpha Eda, respectively.

Stanley Hills LLC Convertible Note Payable

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

On December 31, 2024, the Company entered into an amendment by and between the Company and Stanley Hills LLC to (1) Extended the maturity date of the note to December 31, 2025; (2) Amended the conversion price to a fixed price of $0.00001 per share; (3) The total outstanding principal balance including accrued interest shall be adjusted to $600,000; and (4) The maximum number of shares that may be issued under the fixed conversion price remain subject to the terms set forth in the original note and shall not be adjusted further by this amendment. The maximum number of shares that can be issued is 60,000,000,000.

As of December 31, 2024 and 2023, the Company has recorded an outstanding note payable to Stanley amounting to $600,000 and $661,395, respectively.

Payables to Stanley Hills LLC

As of December 31, 2024 and 2023, the Company has recorded a due to related party of $1,264,873 and $901,595, respectively.

Procedures for Approval of Related Party Transactions

Our Board of Directors is in charged with reviewing and approving all potential related party transactions. All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

The Company has no outside directors as of December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Madhava Rao for the years ended December 31, 2024 and 2023.

	Years Ended December 31,
	2024	2023
Audit Fees	$80,000	$92,500

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

GBT TECHNOLOGIES INC.

Dated: March 31, 2025	By:	/s/ Michael Murray
	Name:	Michael Murray
	Title:	Chief Executive and Financial Officer (Principal Executive, Financial and Accounting Officer)

Dated: March 31, 2025	By:	/s/ Mansour Khatib
	Name:	Mansour Khatib
	Title:	Secretary and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Mansour Khatib	Secretary & Director	March 31, 2025
Mansour Khatib

/s/ Dr. Danny Rittman	Chief Technology Officer and Director	March 31, 2025
Dr. Danny Rittman

/s/ Michael Murray	Chief Executive Officer & financial Officer (Principal Executive, Financial and Accounting Officer)	March 31, 2025
Michael Murray

GBT TECHNOLOGIES INC.
Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of GBT Technologies, Inc.
GBT Technologies Inc.
8557 West Knoll Dr.
West Hollywood, CA 90069

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of GBT Technologies, Inc. the "Company") as of December 31, 2024 and 2023, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated a deficit of $ 295,278,233 as of December 31, 2024 and has incurred recurring operating losses. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As part of our audit of the financial statements, we identified the company’s litigation and derivative liability as Critical Audit Matters due to their materiality, complexity, and the significant judgment required in assessing their financial impact.

1. Litigation Assessment : The company has been involved in significant litigation related to debt settlement. The company's legal liabilities, previously recorded at $4,090,057, along with accrued interest $1,665,342, were written off and recognized as gain on debt extinguishment income in the year ended December 31, 2024.

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

Accrued settlements were referenced in Note 10 of the financial statements. Following management assessment, the recorded liability was removed and treated as gain on extinguishment of debt.

Given the significant judgment and estimation uncertainty involved in determining the appropriate accounting treatment for litigation write-offs, we have determined this matter to be a Critical Audit Matter requiring enhanced auditor attention and professional judgment.

2. Derivative Liabilities : As part of our audit, we identified the valuation of derivative liabilities as a Critical Audit Matter due to the complexity of fair value measurement, the reliance on significant assumptions, and the potential impact on the company’s financial statements and disclosures.

Convertible notes payable discussed in Note 8 have a conversion price that can be adjusted based on the Company’s stock price which results in the conversion feature being recorded as a derivative liability. The Company uses a weighted average Black-Scholes option pricing model with the following assumptions to measure the FV of derivative liability in Note 11. The outcome fair value of derivative liabilities could have a significant impact on the company's financial statements and disclosures. We focused on ensuring the accuracy and completeness of these key financial statement elements. The significant decrease in the fair value of derivative liability was mainly due to all convertible notes were modified to a fixed price on December 31, 2024

Given the significant estimation uncertainty and the potential material impact of derivative liabilities on the company’s financial statements, we placed a heightened focus on ensuring the accuracy, completeness, and reasonableness of these financial statement elements.

We conclude that the litigation and derivative liability met the criteria for being critical audit matters due to their materiality, complexity, and the level of judgment and estimation involved in their assessment.

M.S. Madhava Rao

Bengaluru, India

March 31, 2025

Served as Auditor since 2022

GBT TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31,	December 31,
	2024	2023
	(Audited)	(Audited)
Current Assets:
Cash	$125	$529
Note receivable	—	46,250
Marketable securities	8,462	31,206
Total current assets	8,587	77,985

Total assets	$8,587	$77,985

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$973,706	$5,372,846
Accounts payable – Related Party	3,126,694	1,767,710
Accrued settlement	—	4,090,057
Convertible notes payable, current, net discount of $0 and $66,512	5,110,911	5,665,017
Convertible notes payable, related party, net of discount of $0 and $0	491,395	661,395
Notes payable, current, net of original issue discount of $0 and $4,077	106,260	46,532
Notes payable, related party	140,000	140,000
Derivative liability	—	14,116,062
Total current liabilities	9,948,966	31,859,619

Non-Current Liabilities:
Note payable, noncurrent, net of discount of $0 and $0	243,740	328,748
Total noncurrent liabilities	243,740	328,748

Total liabilities	10,192,706	32,188,367

Stockholders’ Deficit:
Series B Preferred stock, $0.00001 par value; 20,000,000 shares authorized; 45,000 and 45,000 shares issued and outstanding at December 31, 2024 and 2023, respectively	—	—
Series C Preferred stock, $0.00001 par value; 10,000 shares authorized; 700 and 700 shares issued and outstanding at December 31, 2024 and 2023, respectively	—	—
Series D Preferred stock, $0.00001 par value; 100,000 shares authorized; 0 and 0 shares issued and outstanding at December 31, 2024 and 2023, respectively	—	—
Series G Preferred stock, $0.00001 par value; 2,000,000 shares authorized; 0 and 0 shares issued and outstanding at December 31, 2024 and 2023, respectively	—	—
Series H Preferred stock, $0.00001 par value ($500 stated value); 40,000 shares authorized; 20,000 and 20,000 shares issued and outstanding at December 31, 2024 and 2023, respectively	—	—
Series I Preferred stock, $0.00001 par value ($35,000 stated value); 1,000 shares authorized; 1,000 and 0 shares issued and outstanding at December 31, 2024 and 2023, respectively	—	—
Common stock, $0.00001 par value; 30,000,000,000 shares authorized; 16,813,229,180 and 10,253,695,062 shares issued and outstanding at December 31, 2024 and 2023, respectively	168,133	102,538
Treasury stock, at cost; 8 and 1,040 shares at December 31, 2024 and 2023, respectively	(11,059)	(11,059)
Stock loan receivable	(7,610,147)	(7,610,147)
Shares to be cancelled	(632,000)	(632,000
Additional paid in capital	294,255,052	293,069,829
Accumulated deficit	(295,278,233)	(315,993,294)
Total stockholders’ deficit	(9,108,254)	(31,074,133)
Non-Controlling Interest	(1,075,865)	(1,036,249)
Total stockholders’ deficit attributable to GBT Technologies, Inc.	(10,184,119)	(32,110,382)
Total liabilities and stockholders’ deficit	$8,587	$77,985

The accompanying footnotes are an integral part of these consolidated financial statements.

GBT TECHNOLOGIES INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2024	2023
Sales	$—	$—
Total sales	—	—
Cost of Goods Sold	—	—
Gross Profit	—	—
Operating expenses:
General and administrative	76,281	507,261
Marketing	192,912	237,428
Professional	375,504	995,532
Total operating expenses	644,697	1,740,221
Loss from operations	(644,697)	(1,740,221)
Other income (expense):
Amortization of debt discount	(46,003)	(322,933)
Change in fair value of derivative liability	14,035,071	(13,759,482)
Interest expense and financing costs	(457,436)	(2,581,658)
Gain (loss) on equity method investment	(10,000)	—
Gain on debt extinguishment	7,800,449	315,297
Change in fair value of marketable securities	(1,939)	(10,992)
Gain on loss of control	—	79,354
Other income	—	287,394
Total other income (expense)	21,320,142	(15,993,020)
Profit (Loss) before income taxes	20,675,445	(17,733,241)
Income tax expense	—	—
Profit (Loss) from continuing operations	20,675,445	(17,733,241)
Discontinued operations
Gain/(Loss) from discontinued operations	—	(38,385)
Net Income (Loss)	$20,675,445	$(17,771,626)

Less: net loss attributable to the noncontrolling interest	(39,616)	(11,161)
Net loss attributable to GTB Technologies Inc.	$20,715,061	$(17,760,465)

Weighted average common shares outstanding:
Basic	16,416,809,970	4,462,434,507
Diluted	589,342,635,993	27,786,282,982
Net Income (Loss) per share (basic and diluted):
Basic	$0.00	$(0.00)
Diluted	0.00	(0.00)

 The accompanying footnotes are an integral part of the consolidated financial statements.

GBT TECHNOLOGIES INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Series B Convertible		Series C Convertible		Series H Convertible		Series I Convertible								Stock	Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Share to be Cancelled		Loan	Paid-in	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Interest	Deficit
Balance, December 31, 2023	45,000	$—	700	$—	20,000	$—	1,000	$—	10,253,695,062	$102,538	8	$(11,059)	1,032	$(632,000)	$(7,610,147)	$293,069,829	$(315,993,294)	$(1,036,249)	$(32,110,382)
Common stock issued for conversions	—	—	—	—	—	—	—	—	6,559,534,118	65,595	—	—	—	—	—	491,965	—	—	557,560
Fair value of derivative liability due to conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	694,918	—	—	694,918
Tokenize investment reclassification	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,660)	—	—	(1,660)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—		20,715,061	(39,616)	20,675,445
Balance, December 31, 2024	45,000	$—	700	$—	20,000	$—	1,000	$—	16,813,229,180	$168,133	8	$(11,059)	1,032	$(632,000)	$(7,610,147)	$294,255,052	$(295,278,233)	$(1,075,865)	$(10,184,119)

The accompanying footnotes are an integral part of these consolidated financial statements.

GBT TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2024	2023
Cash Flows From Operating Activities:
Net income (loss)	$20,675,445	$(17,771,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	46,003	322,933
Change in fair value of derivative liability	(14,035,071)	13,759,482
Excess of debt discount and financing costs	—	1,462,446
Shares issued for services	—	80,000
Change in fair value of market equity security	1,084	10,992
Gain on debt extinguishment	(7,800,449)	(315,297)
Loss on equity method investment	10,000	—

Changes in operating assets and liabilities:
Other receivable	46,250	152,225
Prepaid Expense	—	12,500
Unearned revenue	—	(74,921)
Contract liabilities	—	(41,444)
Accounts payable and accrued expenses	(224,524)	2,123,460
Accounts payable and accrued expenses - RP	1,308,404	227,909
Net cash used in operating activities	27,142	(51,341)

Cash Flows From Financing Activities:
Issuance of convertible notes	—	92,150
Repayments to related party	—	(27,375)
Repayment of Convertible note	—	(39,043)
Repayment of note payable	(27,546)	(79,070)
Issuance of notes payable	—	92,150
Net cash provided by financing activities	(27,142)	38,812

Net increase in cash	(404)	(12,529)

Cash, beginning of period	529	13,058

Cash, end of period	$125	$529

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

Supplemental non-cash investing and financing activities
Debt discount related to convertible debt	$694,919	$35,576
Reduction in derivative liability due to conversion	$557,560	$2,727,481
Shares issued for conversion of convertible debt	$—	$1,684,671
Tokenize investment reclassification	$1,660	$—

The accompanying footnotes are an integral part of these consolidated financial statements.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

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

Effective as of March 20, 2024, Tokeniz, entered into a Patent Purchase Agreement with VisionWave Technologies Inc. (“VisionWave” or “VW”) pursuant to which VisionWave agreed to acquire from Tokenize the entire right, title, and interest of certain patents and patent applications providing an intellectual property basis for a machine learning driven technology that controls radio wave transmissions, analyzes their reflections data, and constructs 2D/3D images of stationary and in motion objects (“VisionWave PPA”). The Purchase Price for the asset is $30,000,000 (the “Purchase Price”), which VisionWave will pay with shares of common stock, $0.0001 par value per share (the “Common Stock”). The Parties agree that the final Purchase Price may be adjusted and will be governed by a valuation report issued by a professional third party (“Valuation”). If the final Purchase Price per Valuation is less than $30,000,000, Tokenize has the option to cancel this Agreement. In accordance therewith, VisionWave agreed to issue and deliver to Tokenize, 1,000 shares of Common Stock (the “Shares”) representing 50% of VisionWave’s issued and outstanding shares of Common Stock, where the remainder of the 50% of VisionWave’s issued and outstanding shares of Common Stock are owned by a corporation controlled by Anat Attia. On June 4, 2024 Tokenize were issued additional 222 shares of VW for consideration of ten million Avant Technologies Inc. (“AVAI”) shares. On August 17, 2024 Tokenize, the Company. and Magic entered into agreements effective March 26, 2024 which assign the shares issued by the Company to Tokenize, 500 to GBT and 500 to Magic. Post this transaction the Company holds 500 shares and Tokenize hold 222 shares of VW. As of December 31, 2024, the Company holds 26.53% of VW’s issued and outstanding shares. Here is the breakdown of the Company and Tokenize VW’s shareholders:

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

The audited consolidated financial statements are prepared by the Company, pursuant to the rules and regulations of the SEC. The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented.

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

Note 2 – Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has an accumulated deficit of $295,278,233 and has a working capital deficit of $9,940,379 as of December 31, 2024, which raises substantial doubt about its ability to continue as a going concern.

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

Effective July 1, 2023, the Company terminated its joint venture revenue sharing (“Termination Agreement”) with Mahaser LTD (“Mahaser”). Until June 30, 2023, the Company’s variable interests in Mahaser obligate the Company to absorb deficits and provide it with the right to receive benefits that could potentially be significant to Mahaser. As a result of this analysis, the Company concluded it is the primary beneficiary of Mahaser and therefore consolidates the balance sheets, results of operations and cash flows of Mahaser until June 30, 2023. The Company performs a qualitative assessment of Mahaser on an ongoing basis to determine if it continues to be the primary beneficiary. Per the Termination Agreement, the Company has no access to Mahaser and ceased consolidated Mahaser as it does not comply with the condition in the qualitative assess, and as such this CFS does not include Mahaser operations for the year ended December 31, 2024.

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly liquid debt instruments with original maturities of three months or less. As of December 31, 2024 and 2023, the Company did not have any cash equivalents.

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

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its FV and is then re-valued at each reporting date, with changes in the FV reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of December 31, 2024 and 2023, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

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

At December 31, 2024 and 2023, the Company identified the following liabilities that are required to be presented on the balance sheet at FV:

	Fair Value	Fair Value Measurements at
	As of	December 31, 2024
Description	December 31, 2024	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$—	$—	$—	$—

	Fair Value	Fair Value Measurements at
	As of	December 31, 2023
Description	December 31, 2023	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$14,116,062	$—	$14,116,062	$—

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

On March 31, 2022, the parties entered into Amendment No. 2 to the RSA, where Mahaser agreed to pay the Company 100% per year for all revenue generated by and received by seller from the sales by Amazon within the United States of America as follows from March 1, 2022 through December 31, 2022. The Company will be responsible for 100% of the cost of goods sold as well. In addition, the Company is entitled to earn 100% revenues and cost of goods sold of the period from February 1, 2022 to February 28, 2022. On January 1, 2023 the company extended their partnership to December 31, 2023. Effective July 1, 2023, the Company agreed to terminate the RSA with Mahaser Ltd. The years ended on December 31, 2024 and 2023 does not include the result of operation by Mahaser, as it ceases being VIE.

Deconsolidation of Variable Interest Entities

As discussed in Notes 5 and 6 to the consolidated financial statements, the Company holds an equity investment in VisionWave Technologies Inc. (“VW”) and accounts for its investment as a consolidated variable interest entity (“VIE”) for the period ended June 30, 2024. During the year ended December 31, 2024, the Company ceased their control and deconsolidated the VIE and now accounts its investment under the equity method. To reach its accounting conclusion, the Company claimed it holds no controlling financial interest in VisionWave.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company has no material uncertain tax positions for any of the reporting periods presented and its current on all its tax filings federal and state until 2024 inclusive.

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

	December 31, 2024	December 31, 2023
Series B preferred stock	150,000	3,000
Series C preferred stock	385,000	7,700
Series H preferred stock	1,000,000	20,000
Series I preferred stock	10,000,000,000	10,000,000,000
Warrants	400	400
Convertible notes	579,341,100,593	74,974,606,196
Total	589,342,635,993	84,974,637,296

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of December 31, 2024, through the date which the condensed consolidated financial statements are issued. Based upon the review, other than described in Note 17 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid and effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. The amendments should be applied on a prospective basis although retrospective application is permitted. The Company is currently evaluating the effects of this pronouncement on its financial statements and disclosures.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying condensed consolidated financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 5 – Marketable Securities

	December 31, 2024	December 31, 2023
Marketable Securities from AVAI.	$6,000	$26,000
Marketable Securities from MetAlert Inc.	2,462	5,206
Total Fair Value of Marketable Securities	$8,462	$31,206

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

This transaction reducing the holding in the AVAI Shares to 6,000,000 as of December 31, 2024.

As of December 31, 2024 and 2023, the marketable security had a fair value of $6,000 and $26,000, respectively.

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

As of December 31, 2024 and 2023, the marketable security had a fair value of $2,462 and $3,546, respectively.

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

Although the investment was impaired, the product development is still ongoing. The carrying amount of this investment at December 31, 2024 and 2023, was $0, respectively.

Note 7 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2024 and 2023 consist of the following:

	2024	2023
Accounts payable	$686,242	$773,974
Accrued liabilities	—	499,492
Accrued interest	287,464	4,099,380
Total	$973,706	$5,372,846

Accounts payable consisted of $561,740 aged outstanding balances due to two vendors over 2 years.

The decrease in accrued liabilities was due to the reclassification of $499,492 to other payable – RP.

Accrued expenses consisted of approximately $4.1million accrued settlement to one of the previous vendors over 2 years. Refer to note 15 legal proceedings.

	2024	2023
Accounts payable – related parties	$1,160,000	$770,000
Accrued interest - related parties	171,408	96,115
Other payables - related parties	1,795,286	901,595
Total	$3,126,694	$1,767,710

Accounts payable – related parties consisted of approximately $1,085,000 aged outstanding balances due to two major related parties for business purpose over 2 years.

Accrued interest – related parties consisted of unpaid interest from related parties note payable as of December 31, 2024.

Other payables consisted of approximately $1,780,836 advanced payments from one of the related parties for business purposes.

Note 8 – Convertible Notes Payable, Non-related Partied and Related Party

Convertible notes payable – nonrelated parties at December 31, 2024 and 2023 consist of the following:

	December 31,	December 31,
	2024	2023
Convertible note payable to GBT Technologies S.A	$4,818,411	$5,175,496
Convertible notes payable to 1800	—	70,760
Convertible notes payable to Glen	292,500	462,500
Total convertible notes payable, non-related parties	5,110,911	5,708,756
Unamortized debt discount	—	(43,739)
Convertible notes payable – nonrelated parties	5,110,911	5,665,017
Less current portion	(5,110,911)	(5,665,017)
Convertible notes payable – nonrelated parties, long-term portion	$—	$—

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

On July 1, 2024, the Company entered into an amendment by and between the Company and IGOR 1 to (1) The Company agrees to transfer 10,000,000 restricted shares of AVAI to the note holder valued at $3,000,000 on the effective date; (2) Amended the conversion price to a fixed price of $0.00001 per share; (3) The total outstanding principal balance including accrued interest shall be adjusted to $4,818,411; and (4) The maximum number of shares that may be issued under the fixed conversion price remain subject to the terms set forth in the original note and shall not be adjusted further by this amendment. The maximum number of shares that can be issued is 481,841,103,000. The Company recognized gain on debt modification of $1,638,163 on the effective date.

As of December 31, 2024, the note had an outstanding balance of $4,818,411 and accrued interest of $145,740.

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

During the period ended December 31, 2024, 1800 Diagonal converted the remaining $20,180 of the convertible note with all accrued interest into 295,534,118 shares of the Company’s common stock.

As of December 31, 2024, the note had an outstanding balance of $0 and an interest of $0.

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

On December 31, 2024, the Company entered into an amendment by and between the Company and Glen Eagle to (1) Amended the conversion price to a fixed price of $0.00001 per share; (2) The total outstanding principal balance including accrued interest shall be adjusted to $349,157; and (4) The maximum number of shares that may be issued under the fixed conversion price remain subject to the terms set forth in the original note and shall not be adjusted further by this amendment. The maximum number of share that can be issued is 37,500,000,000. The Company recognized gain on debt modification of $156,833 on the effective date.

As of December 31, 2024, the consolidated convertible note had an outstanding balance of $292,500 and an accrued interest of $82,500.

1800 Diagonal Lending LLC

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

During the year ended December 31, 2024, the note was fully paid off.

As of December 31, 2024, the note had an outstanding balance of $0 and an accrued interest of $0.

Convertible notes payable  – Stanley Hills at December 31, 2024 and 2023 consist of the following:

	December 31,	December 31,
	2024	2023
Convertible note payable to Stanley Hills	491,395	661,395
Unamortized debt discount	—	—
Convertible notes payable, net, related party	491,395	661,395
Less current portion	(491,395)	(661,395)
Convertible notes payable, net, related party, long-term portion	$—	$—

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

On December 31, 2024, the Company entered into an amendment by and between the Company and Stanley Hills LLC to (1) Extended the maturity date of the note to December 31, 2025; (2) Amended the conversion price to a fixed price of $0.00001 per share; (3) The total outstanding principal balance including accrued interest shall be adjusted to $600,000; and (4) The maximum number of shares that may be issued under the fixed conversion price remain subject to the terms set forth in the original note and shall not be adjusted further by this amendment. The maximum number of shares that can be issued is 60,000,000,000. The Company recognized gain on debt modification of $250,054 on the effective date.

As of December 31, 2024 and December 31, 2023 the principal balance of Stanley debt was $491,395 and $661,395 respectively. The unpaid interest of the Stanley debt at December 31, 2024 and December 31, 2023 was $108,605 and $49,482, respectively.

As of December 31, 2024, the Company recognized gain on debt modification in total amount of $2,045,049.

Discounts on convertible notes

The Company recognized debt discount of $50,873 and $268,423 during the years ended December 31, 2024 and 2023, respectively, related to the amortization of the debt discount on convertible notes. The unamortized debt discount at December 31, 2024 and 2023 was $0 and $46,003, respectively.

Note 9 – Notes Payable, Non-related Parties and Related Party

Notes payable, non-related parties at December 31, 2024 and 2023 consist of the following:

	December 31,	December 31,
	2024	2023
1800 note	$—	$27,546
SBA loan	350,000	350,000
Total notes payable	350,000	377,546
Unamortized debt discount	—	(2,265)
Notes payable	350,000	375,281
Less current portion	(106,260)	(46,533)
Notes payable, long-term portion	$243,740	$328,748

SBA Loan

On June 22, 2020, the Company received a loan from the Small Business Administration under the Economic Injury Disaster Loan program related to the COVID-19 relief efforts. The loan bears interest at 3.75%, requires monthly principal and interest payments of $731 after 12 months from funding and is due 30 years from the date of issuance. The monthly payments have been extended by the SBA to all EIDL borrowers with additional 12 months. Monthly payments will be commenced on or around June 16, 2022. On October 1, 2021, the Company entered an Amended Loan Authorization and Agreement with the SBA providing for the modification of the Original Note providing for monthly principal and interest payments of $1,771 after 24 months from the Original Note commencing on or around June 22, 2022. On March 17, 2022 the SBA notified it deferred the payments to all COVID-19 EIDL loans will have the first payment due extended from 24-months to 30-months from the date of the note. The Modified Note will continue to bear interest at 3.75% and is due 30 years from the date of issuance of the Original Note. The Modified Note is guaranteed by Douglas Davis, the former CEO of the Company and current consultant, as well as by GBT Tokenize Corp. The additional funding of $200,000 was received by the Company on October 5, 2021. The current portion of principal balance of the note at December 31, 2024 and December 31, 2023 was $106,260 and $21,252 plus accrued interest of $50,204 and $43,377 , respectively. The noncurrent portion of principal balance of the note at December 31, 2024 and 2023 was $243,740 and $328,748, respectively. The Company did not make any payment on the loan and seeking hardship from the SBA for reduce payment which was not yet addressed by the SBA.

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

During the year ended December 31, 2024, the note has been fully repaid.

As of December 31, 2024 and 2023, the note had an outstanding balance of $0 and $1,486 and a one-time interest of $0 and $7,129, respectively.

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

During the year ended December 31, 2024, the note has been fully repaid.

As of December 31, 2024 and 2023, the note had an outstanding balance of $0 and $26,059 and a one-time interest of $0 and $5,665, respectively.

Notes payable, related party at December 31, 2024 and 2023 consist of the following:

	December 31,	December 31,
	2024	2023
Alpha Eda Note payable	$140,000	$140,000
Total notes payable, related party	140,000	140,000
Unamortized debt discount	—	—
Notes payable, net, related party	140,000	140,000
Less current portion	(140,000)	(140,000)
Notes payable, net, related party, long-term portion	$—	$—

Alpha Eda

On November 15, 2020, the Company issued a promissory note to Alpha Eda, LLC (“Alpha”), a related party for $140,000. The note accrues interest at 10%, is unsecured and was due on September 30, 2021. On December 31, 2024 Alpha and the Company extended the note maturity to December 31, 2025. The balance of the note at December 31, 2024 and 2023 was $140,000 and $140,000 plus accrued interest of $62,803 and $46,633, respectively.

Note 10 – Accrued Settlement

	December 31, 2024	December 31, 2023
Accrued Settlement Payable	—	4,090,057
Total	$—	$4,090,057

In connection with a legal matter filed by the Investor of the $8,340,000 Senior Secured Redeemable Convertible Debenture, on December 23, 2019, in the pending arbitration between the Company and the Investor, an Interim Award was entered in favor of the Investor. On January 31, 2020, the Company was informed that a final award was entered (the “Final Award”). The Final Award affirms that certain sections of the Senior Secured Redeemable Convertible Debenture (the “Debenture”) constitute unenforceable liquidated damages penalties and were stricken. Further, it was determined that the Investor was entitled to recovery of their attorney’s fees. Consequently, the arbitrator awarded Investor an award of $4,034,444 plus interest of 7.25% accrued from May 15, 2019 (presented separately in accounts payable and accrued expenses) and costs of $55,613. In connection with this settlement, the Company recognized a gain on the settlement of debt of $1,375,556 in 2019 as the difference between the carrying amount of the debt and the amount awarded by the arbitrator. The Company recorded accrued settlement of $0 at December 31, 2024 and 4,090,057 at December 31, 2023, respectively. As part of its financial review for the fiscal year ended December 31, 2024, the Board of Directors of the Company conducted an assessment of the Company’s Accrued Settlement Liability, a balance originally recorded in 2020 in connection with the arbitration award issued in favor of Discover Growth Fund, LLC (“DGF”). On February 28, 2020, DGF conducted a foreclosure sale of the Company’s assets. However, the Company was not provided with an accounting of the sale or details of the proceeds received by DGF. The Company has maintained its position that the foreclosure sale satisfied the arbitration award in full. Additionally, DGF has not taken any action to enforce collection of the liability since the arbitration award was confirmed by the U.S. District Court for the Virgin Islands on January 25, 2024.

Accounting Treatment

In accordance with ASC 405-20-40-1 (Liabilities - Extinguishment of Liabilities), a liability should be derecognized when it has been extinguished. Extinguishment occurs when the debtor is legally released from the obligation or when the obligation is otherwise settled. Given that:

• The Company’s assets were foreclosed and sold by DGF in 2020;

• No further collection efforts have been initiated by DGF;

• The Company maintains that the foreclosure sale satisfied the judgment;

• The Company does not intend to make any payment toward the liability; and

• Carrying the liability indefinitely would misrepresent the Company’s financial position, inflating its balance sheet without a true expectation of payment;

The Board of Directors approved the write-off of the remaining Accrued Settlement Liability in the amount of $5,755,400, recognizing it as a gain in the Company’s financial statements for the year ended December 31, 2024.

Financial Statement Impact

As a result of this decision, the Company recognized a $5,755,400 gain on extinguishment of liability, which is included in other income in the consolidated statement of operations. The corresponding reduction in liabilities is reflected in the balance sheet under Accrued Settlement Liabilities, reducing the Company’s total liabilities.

Going Concern Consideration

The Company continues to operate under going concern uncertainty. This write-off does not impact the Company’s assessment of its financial viability, as its ability to continue operations depends on factors including access to financing and future business performance. However, if any party disputes the Company’s position in the future and initiates collection efforts, the Company will defend its position and disclose any developments accordingly.

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

The Company uses a weighted average Black-Scholes option pricing model with the following assumptions to measure the fair value of derivative liability at December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
Stock price	$0.0001	$0.0002

Risk free rate	4.24 – 5.46%	5.26 – 5.60%
Volatility	218 – 509%	427 – 502%
Conversion/ Exercise price	$0.000085	$0.000075 – 0.000085
Dividend rate	0%	0%

The following table represents the Company’s derivative liability activity for the period ended September 30, 2024:

Derivative liability balance, December 31, 2023	$14,116,062
Mark to Market	613,928
Fair value of beneficial conversion feature of debt converted	(694,919)
Change in derivative liability during the period	(12,755,202)
Derivative liability balance, December 31, 2024	$—

The significant decrease in the fair value of derivative liability was mainly due to the all the convertible notes were modified to a fixed price in December 31, 2024. Refer to FN #9 above.

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

During the year ended December 31, 2024, the Company had the following transactions in its common stock:

●	Of 6,559,534,118 shares issued for the conversion of convertible notes of $555,680 and accrued interest of $1,880.

As of December 31, 2024 and 2023, there were 16,813,229,180 and 10,253,695,062 shares of common stock issued and outstanding, respectively.

Series B Preferred Shares

The Series B Preferred Stock has a stated value of $100 per share and is convertible into the Company’s common stock at a conversion price of $30 per share representing 3,000 posts reverse split common shares. Furthermore, the Series B Preferred Stock votes on an as converted basis and carries standard anti-dilution rights. These rights were subsequently removed, except in cases of stock dividends or splits.

As of December 31, 2024 and 2023, there were 45,000 Series B Preferred Shares outstanding, respectively.

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

At December 31, 2024 and 2023, GV owns 700 Series C Preferred Shares, respectively.

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

As of December 31, 2024 and 2023, there are 20,000 shares of Series H Preferred Shares outstanding, respectively.

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

As of December 31, 2024 and 2023, there are 1,000 shares of Series I Preferred Shares outstanding, respectively.

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

As of December 31, 2024 and 2023, the Company has 1,032 shares to be cancelled on a cost basis of $632,000, respectively.

Warrants

The following is a summary of warrant activity.

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2023	400	$1,595	0.02	$—
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding, December 31, 2024	400	$1,595	0.02	$—
Exercisable, December 31, 2024	400	$1,595	0.02	$—

Note 13 - Legal Proceedings

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business. There is currently no litigation that management believes will have a material impact on the financial position of the Company.

Note 14 - Contingencies

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

Stock Loan Receivable

On January 8, 2019, the Company entered into a Stock Pledge Agreement with Latin American Exchange Latinex Casa de Cambio, S.A., a Costa Rica corporation (“Latinex”), to provide that Latinex may maintain its required regulatory capital as required by various regulators. The Company pledged 4,006 restricted shares of its common stock valued at $7,610,147 (based on the closing price on the grant date) for three years for an annual payment of $375,000 paid in quarterly installments of $93,750. In lieu of cash payment, Latinex may pay the Company in virtual currency of WISE Network S.A. valued at a 50% discount of its offering price of $10 per token. In the event that Latinex’s required capital has decreased below $5,000,000, Latinex is permitted to sell the pledged shares of common stock only in an amount to ensure that Latinex can satisfy the required capital levels. The Company must consent to such sale of the shares of common stock, which may not be unreasonably withheld. Upon expiration of the agreement, the remaining shares of common stock shall be returned to the Company free and clear of all liens. The Company recorded the value of these shares of common stock as a stock loan receivable which is presented as a contra-equity account in the accompanying consolidated balance sheets. At December 31, 2019, the Company wrote off the accrued interest income as Latinex did not perform any payment and the Company has no mean to enforce this payment. Latinex agreed in principle to return the pledged 4,006 restricted shares to the Company for cancellation. The 4,006 restricted shares have not yet been returned to the Company as of December 31, 2024.

Accrued Settlement

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

As part of its financial review for the fiscal year ended December 31, 2024, the Board of Directors of the Company conducted an assessment of the Company’s Accrued Settlement Liability, a balance originally recorded in 2020 in connection with the arbitration award issued in favor of Discover Growth Fund, LLC (“DGF”). On February 28, 2020, DGF conducted a foreclosure sale of the Company’s assets. However, the Company was not provided with an accounting of the sale or details of the proceeds received by DGF. The Company has maintained its position that the foreclosure sale satisfied the arbitration award in full. Additionally, DGF has not taken any action to enforce collection of the liability since the arbitration award was confirmed by the U.S. District Court for the Virgin Islands on January 25, 2024.

Accounting Treatment

In accordance with ASC 405-20-40-1 (Liabilities - Extinguishment of Liabilities), a liability should be derecognized when it has been extinguished. Extinguishment occurs when the debtor is legally released from the obligation or when the obligation is otherwise settled. Given that:

• The Company’s assets were foreclosed and sold by DGF in 2020;

• No further collection efforts have been initiated by DGF;

• The Company maintains that the foreclosure sale satisfied the judgment;

• The Company does not intend to make any payment toward the liability; and

• Carrying the liability indefinitely would misrepresent the Company’s financial position, inflating its balance sheet without a true expectation of payment;

The Board of Directors approved the write-off of the remaining Accrued Settlement Liability in the amount of $5,755,400, recognizing it as a gain in the Company’s financial statements for the year ended December 31, 2024.

Financial Statement Impact

As a result of this decision, the Company recognized a $5,755,400 gain on extinguishment of liability, which is included in other income in the consolidated statement of operations. The corresponding reduction in liabilities is reflected in the balance sheet under Accrued Settlement Liabilities, reducing the Company’s total liabilities.

Going Concern Consideration

The Company continues to operate under going concern uncertainty. This write-off does not impact the Company’s assessment of its financial viability, as its ability to continue operations depends on factors including access to financing and future business performance. However, if any party disputes the Company’s position in the future and initiates collection efforts, the Company will defend its position and disclose any developments accordingly.

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

Note 15 – Concentrations

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk for the years, consist principally of temporary cash investments. During the year ended December 31, 2024, the Company assessed the collectability of the note receivable and wrote off the outstanding receivable note balance due from Metalert in total of $46,250.

Liquidity risk

The Company has an accumulated deficit of $300,992,896 and has a working capital deficit of $15,570,034 as of December 31, 2024, which raises substantial doubt about its ability to continue as a going concern as the Company does not have sufficient funds to discharge its current liabilities.

Note 16 - Income Taxes

At December 31, 2024 and 2023, the significant components of the deferred tax assets are summarized below:

	December 31,	December 31,
	2024	2023
Deferred income tax asset
Net operating loss carryforwards	$6,736,778	$10,216,110
Total deferred income tax asset	6,736,778	10,216,110
Less: valuation allowance	(6,736,778)	(10,216,110)
Total deferred income tax asset	$—	$—

The valuation allowance decreased by $3,479,332 and increased by $1,074,366 in 2024 and 2023, respectively, as a result of the Company generating a gain from change in fair value of derivatives and gain from debt modifications.

No income tax expense reflected in the consolidated statements of income for the years 2024 and 2023.

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2024 and 2023 is as follows:

	2024		2023
	Amount	Percent	Amount	Percent
Federal statutory rates	$4,349,165	21.0%	$(3,735,296)	21.0%
State income taxes	1,656,825	8.0%	(1,422,970)	8.0%
Permanent differences	(2,526,658)	-12.2%	4,083,900	-33.5%
Valuation allowance against net deferred tax assets	(3,479,332)	-16.8%	1,074,366	4.5%
Effective rate	$—	—%	$—	—%

The Company periodically evaluates the likelihood of the realization of deferred tax assets and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carryforward periods available to the Company for tax reporting purposes, and other relevant factors.

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its consolidated statements of operations. There were no interest or penalties accrued as of December 31, 2024 and 2023.

Note 17 - Subsequent Events

The Company has evaluated its operations subsequent to December 31, 2024 to the date these audited consolidated financial statements were available to be issued and determined the following subsequent events and transactions required disclosure in these consolidated financial statements.