Form 10-Q
period 2025-06-30
GBT Technologies Inc.
filed 2025-08-14
CIK 1471781

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.00001 par value	18,492,870,775 Common Shares
(Class)	(Outstanding at August 14, 2025)

GBT TECHNOLOGIES INC.

Item 1: Condensed consolidated financial statements

GBT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Current Assets:

Cash	$—	$125

Marketable securities	6,992	8,462

Total current assets	6,992	8,587

Total assets	$6,992	$8,587

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:

Accounts payable and accrued expenses	$1,187,841	$973,706

Accounts Payable and accrued expenses - related party	3,146,418	3,126,694

Convertible notes payable, current, net of discount	5,193,411	5,110,911

Convertible notes payable, related party, net of discount	474,599	491,395

Loan payable, current	106,260	106,260

Notes payable, related party	140,000	140,000

Total current liabilities	10,248,529	9,948,966

Non-Current Liabilities:

Loan payable, noncurrent	243,740	243,740

Total noncurrent liabilities	243,740	243,740

Total liabilities	10,492,269	10,192,706

Stockholders’ Deficit:
Series B Preferred stock, $0.00001 par value; 20,000,000 shares authorized; 45,000 and 45,000 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Series C Preferred stock, $0.00001 par value; 10,000 shares authorized; 700 and 700 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Series H Preferred stock, $0.00001 par value ($500 stated value); 40,000 shares authorized; 20,000 and 20,000 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Series I Preferred stock, $0.00001 par value ($350 stated value); 1,000 shares authorized; 1,000 and 1,000 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.00001 par value; 30,000,000,000 shares authorized; 18,492,870,775 and 16,813,229,180 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	184,929	168,133
Treasury stock, at cost; 8 shares at June 30, 2025 and December 31, 2024, respectively	(11,059)	(11,059)

Shares to be cancelled	(632,000)	(632,000)

Stock loan receivable	(7,610,147)	(7,610,147)

Additional paid in capital	294,255,052	294,255,052

Accumulated deficit	(295,594,221)	(295,278,233)

Total stockholders’ deficit	(9,407,446)	(9,108,254)

Non-Controlling Interest	(1,077,831)	(1,075,865)
Total stockholders’ deficit attributable to GBT Technologies, Inc.	(10,485,277)	(10,184,119)

Total liabilities and stockholders’ deficit	$6,992	$8,587

The accompanying footnotes are an integral part of the unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three months Ended June 30,		For the Six months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
General and administrative expenses	$5,760	$7,839	$8,921	$11,345
Marketing expenses	—	45,120	—	90,240
Professional expenses	108,250	123,119	108,250	252,119
Total operating expenses	114,010	176,078	117,171	353,704

Loss from operations	(114,010)	(176,078)	(117,171)	(353,704)

Other income (expense):
Amortization of debt discount	—	(10,544)	—	(43,347)
Change in fair value of derivative liability	—	1,479,784	—	8,750,797
Interest expense and financing costs	(101,390)	(248,166)	(199,314)	(146,693)
Change in fair value of marketable securities	(154)	1,500	(1,469)	(669)
Total other income (expense)	(101,544)	1,222,574	(200,783)	8,560,088

Income (loss) before income taxes	(215,554)	1,046,496	(317,954)	8,206,384

Income tax expense	—	—	—	—

Income (loss) from continuing operations	(215,554)	1,046,496	(317,954)	8,206,384

Net income (loss)	$(215,554)	$1,046,496	$(317,954)	$8,206,384

Less: net (loss) income attributable to the noncontrolling interest	(776)	(1,728)	(1,966)	(3,828)

Net income (loss) attributable to GTB Technologies Inc.	(214,778)	1,048,224	(315,988)	8,210,212

Weighted average common shares outstanding:
Basic	17,016,262,779	15,982,171,236	16,915,873,944	15,151,113,291
Diluted	637,498,005,791	69,406,539,967	637,498,005,791	69,406,539,967
Net loss per share:
Basic	$(0.00)	$0.00	$(0.00)	$0.00
Diluted	(0.00)	0.00	(0.00)	0.00

The accompanying footnotes are an integral part of the unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series H Convertible Preferred Stock		Series I Convertible Preferred Stock		Common Stock		Treasury Stock		Share to be Cancelled		Stock Loan	Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Interest	Deficit
Balance, December 31, 2023	45,000	$—	700	$—	20,000	$—	1,000	$—	10,253,695,062	$102,538	8	$(11,059)	1,032	$(632,000)	$(7,610,147)	$293,069,829	$(315,993,294)	$(1,036,249)	$(32,110,382)
Common stock issued for conversions	—	—	—	—	—	—	—	—	6,559,534,118	65,596	—	—	—	—	—	491,965	—	—	557,561
Fair value of derivative liability due to conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	694,919	—	—	694,919
Tokenize investment reclassification	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,660)	—	—	(1,660)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—		7,161,989	(2,100)	7,159,889
Balance, March 31, 2024	45,000	$—	700	$—	20,000	$—	1,000	$—	16,813,229,180	$168,134	8	$(11,059)	1,032	$(632,000)	$(7,610,147)	$294,255,053	$(308,831,305)	$(1,038,349)	$(23,699,672)
VisionWave investment reclassification	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,000	—	—	$1,000
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,055,750	(9,254)	$1,046,496
Balance, June 30, 2024	45,000	$—	700	$—	20,000	$—	1,000	$—	16,813,229,180	$168,134	8	$(11,059)	1,032	$(632,000)	$(7,610,147)	$294,256,052	$(307,775,556)	$(1,047,603)	$(22,652,180)

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series H Convertible Preferred Stock		Series I Convertible Preferred Stock		Common Stock		Treasury Stock		Share to be Cancelled		Stock Loan	Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Interest	Deficit
Balance, December 31, 2024	45,000	$—	700	$—	20,000	$—	1,000	$—	16,813,229,180	$168,133	8	$(11,059)	$1,032	$(632,000)	$(7,610,147)	$294,255,052	$(295,278,233)	$(1,075,865)	$(10,184,119)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	-	(101,209)	(1,191)	(102,400)
Balance, March 31, 2025	45,000	$—	700	$—	20,000	$—	1,000	$—	16,813,229,180	$168,133	8	$(11,059)	1,032	$(632,000)	$(7,610,147)	$294,255,052	$(295,379,442)	$(1,077,056)	$(10,286,519)
Common stock issued for conversions	—	—	—	—	—	—	—	—	1,679,641,595	16,796	—	—	—	—	—	—	—	—	16,796
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(214,778)	(776)	(215,554)
Balance, June 30, 2025	45,000	$—	700	$—	20,000	$—	1,000	$—	18,492,870,775	184,930	8	(11,059)	1,032	(632,000)	(7,610,147)	294,255,052	(295,594,221)	(1,077,831)	(10,485,277)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities:
Net Income (loss)	$(317,954)	$8,206,384
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	—	43,347
Change in fair value of derivative liability	—	(8,750,797)
Change in fair value of market equity security	1,470	669
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	296,635	(403,157)
Accounts payable and accrued expenses - RP	19,724	936,702
Net cash provided by (used in) operating activities	(125)	33,148

Cash Flows From Financing Activities:
Repayments to note payables	—	(27,546)
Net cash (used in) provided by financing activities	—	(27,546)

Net changes in cash	(125)	5,602

Cash, beginning of period	125	529

Cash, end of period	$—	$6,131

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

Supplemental non-cash investing and financing activities
Reduction in derivative liability due to conversion	$—	$694,919
Shares issued for conversion of convertible debt	$16,796	$557,560
VisionWave investment reclassification	$—	$24,856
Tokenize investment reclassification	$—	$1,660

 The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024 (Unaudited)

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

Effective as of March 20, 2024, Tokeniz, entered into a Patent Purchase Agreement with VisionWave Technologies Inc. (“VisionWave” or “VW”) pursuant to which VisionWave agreed to acquire from Tokenize the entire right, title, and interest of certain patents and patent applications providing an intellectual property basis for a machine learning driven technology that controls radio wave transmissions, analyzes their reflections data, and constructs 2D/3D images of stationary and in motion objects (“VisionWave PPA”). The Purchase Price for the asset is $30,000,000 (the “Purchase Price”), which VisionWave will pay with shares of common stock, $0.0001 par value per share (the “Common Stock”). The Parties agree that the final Purchase Price may be adjusted and will be governed by a valuation report issued by a professional third party (“Valuation”). If the final Purchase Price per Valuation is less than $30,000,000, Tokenize has the option to cancel this Agreement. In accordance therewith, VisionWave agreed to issue and deliver to Tokenize, 1,000 shares of Common Stock (the “Shares”) representing 50% of VisionWave’s issued and outstanding shares of Common Stock, where the remainder of the 50% of VisionWave’s issued and outstanding shares of Common Stock are owned by a corporation controlled by Anat Attia. On June 4, 2024 Tokenize were issued additional 222 shares of VW for consideration of ten million Avant Technologies Inc. (“AVAI”) shares. On August 17, 2024 Tokenize, the Company. and Magic entered into agreements effective March 26, 2024 which assign the shares issued by the Company to Tokenize, 500 to GBT and 500 to Magic. Post this transaction the Company holds 500 shares and Tokenize hold 222 shares of VW. As of June 30, 2025, the Company holds 26.53% of VW’s issued and outstanding shares. Here is the breakdown of the Company and Tokenize VW’s shareholders:

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

Said Merger was closed on July 14, 2025 and the Company holdings in Visionwave Technologies been converted into holdings in VisionWave Holdings, Inc publicly traded on NASDAQ under the Ticker VWAV.

The following is the breakdown of the Company and Tokenize holdings in VisionWave Holdings post closings:

Shareholder’s Name	No. Of Shares	% of Shares Held
GBT Tokenize Corp.	897,102	6.286%
GBT Technologies, Inc.	2,020,500	14.158%

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

Note 2 – Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has an accumulated deficit of $295,594,221 and has a working capital deficit of $10,241,537 as of June 30, 2025, which raises substantial doubt about its ability to continue as a going concern.

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

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly liquid debt instruments with original maturities of three months or less. As of June 30, 2025 and December 31, 2024, the Company did not have any cash equivalents.

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

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its FV and is then re-valued at each reporting date, with changes in the FV reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of June 30, 2025 and December 31, 2024, the Company had no derivative financial instrument associated with convertible notes payable due to all the conversion features were amended to fixed conversion price.

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

At June 30, 2025 and December 31, 2024, the Company identified the following liabilities that are required to be presented on the balance sheet at FV:

	Fair Value	Fair Value Measurements at
	As of	December 31, 2024
Description	December 31, 2024	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$—	$—	$—	$—

	Fair Value	Fair Value Measurements at
	As of	June 30, 2025
Description	June 30, 2025	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$—	$—	$—	$—

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

	June 30, 2025	December 31, 2024
Basic outstanding common stock	18,492,870,775	16,813,229,180
Series B preferred stock	150,000	150,000
Series C preferred stock	385,000	385,000
Series H preferred stock	1,000,000	1,000,000
Series I preferred stock	10,000,000,000	10,000,000,000
Warrants	400	400
Convertible notes	609,003,599,616	579,341,100,593
Total	637,498,005,791	606,155,865,173

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of June 30, 2025, through the date which the condensed consolidated financial statements are issued. Based upon the review, other than described in Note 14 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

Note 4 – Marketable Securities

	June 30, 2025	December 31, 2024
Marketable Securities from AVAI.	$6,000	$6,000
Marketable Securities from MetAlert Inc.	992	2,462
Total Fair Value of Marketable Securities	$6,992	$8,462

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

As of June 30, 2025 and December 31, 2024, the marketable security had a fair value of $6,000 and $6,000, respectively.

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

As of June 30, 2025 and December 31, 2024, the marketable security had a fair value of $992 and $2,462, respectively.

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

Although the investment was impaired, the product development is still ongoing. The carrying amount of this investment at June 30, 2025 and December 31, 2024 was $0, respectively.

Note 6 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2025 and December 31, 2024 consist of the following:

	June 30, 2025	December 31, 2024
Accounts payable	$816,240	$686,242
Accrued liabilities	202	—
Accrued interest	371,399	287,464
Total	$1,187,841	$973,706

Accounts payable consisted of $561,740 aged outstanding balances due to two vendors over 2 years.

The increase in accrued liabilities was due to the accrued interest of convertible notes and loan from SBA.

	June 30, 2025	December 31, 2024
Accounts payable – related parties	$1,151,165	$1,160,000
Accrued interest - related parties	202,667	171,408
Other payables - related parties	1,792,586	1,795,286
Total	$3,146,418	$3,126,694

Accounts payable – related parties consisted of approximately $1,085,000 aged outstanding balances due to two major related parties for business purpose over 2 years.

Accrued interest – related parties consisted of unpaid interest from related parties note payable as of December 31, 2024.

Other payables consisted of approximately $1,778,136 advanced payments from one of the related parties for business purposes.

Note 7 – Convertible Notes Payable, Non-related Parties

Convertible notes payable – nonrelated parties at June 30, 2025 and December 31, 2024 consist of the following:

	June 30, 2025	December 31,
		2024
Convertible note payable to Igor 1 Corp.	$4,818,411	$4,818,411
Convertible notes payable to Glen Eagle	375,000	292,500
Total convertible notes payable, non-related parties	5,193,411	5,110,911
Unamortized debt discount	—	—
Convertible notes payable – nonrelated parties	5,193,411	5,110,911
Less current portion	(5,193,411)	(5,110,911)
Convertible notes payable – nonrelated parties, long-term portion	$—	$—

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

As of June 30, 2025 and December 31, 2024, the note had an outstanding balance of $4,818,411 and $4,818,411, and accrued interest of $289,104 and $145,740, respectively.

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

As of June 30, 2025 and December 31, 2024, the consolidated convertible note had an outstanding balance of $375,000 and $295,000 and an accrued interest of $16,562 and $82,500, respectively.

Note 8 – Loan Payable, Non-related Parties

Loan payable, non-related parties at June 30, 2025 and December 31, 2024 consist of the following:

	June 30,	December 31,
	2025	2024
SBA loan	$350,000	350,000
Total loan payable	350,000	350,000
Unamortized debt discount	—	—
Loan payable, net of debt discount	350,000	350,000
Less current portion	(106,260)	(106,260)
Loan payable, long-term portion	$243,740	$243,740

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

The current portion of principal balance of the loan at June 30, 2025 and December 31, 2024 was $106,260 and $106,260 plus accrued interest of $65,733 and $50,204, respectively. The noncurrent portion of principal balance of the note at June 30, 2025 and December 31, 2024 was $243,740 and $243,740, respectively. The Company did not make any payment on the loan and seeking hardship from the SBA for reduce payment which was not yet addressed by the SBA.

Note 9 – Related Party Transactions

Convertible notes payable – related parties at June 30, 2025 and December 31, 2024 consist of the following:

	June 30,	December 31,
	2025	2024
Convertible note payable to Stanley Hills	474,599	491,395
Unamortized debt discount	—	—
Convertible notes payable, net, related party	474,599	491,395
Less current portion	(474,599)	(491,395)
Convertible notes payable, net, related party, long-term portion	$—	$—

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

During the period ended June 30, 2025, Stanley Hills converted $16,796 of the convertible note into 1,679,641,595 shares of the Company’s common stock.

As of June 30, 2025 and December 31, 2024, the principal balance of Stanley debt was $474,599 and $491,395 respectively. The unpaid interest of the Stanley debt at June 30, 2025 and December 31, 2024 was $132,922 and $108,605, respectively.

Notes payable, related party at June 30, 2025 and December 31, 2024 consist of the following:

	June 30,	December 31,
	2025	2024
Alpha Eda Note payable	$140,000	$140,000
Total notes payable, related party	140,000	140,000
Unamortized debt discount	—	—
Notes payable, net, related party	140,000	140,000
Less current portion	(140,000)	(140,000)
Notes payable, net, related party, long-term portion	$—	$—

Alpha Eda

On November 15, 2020, the Company issued a promissory note to Alpha Eda, LLC (“Alpha”), a related party for $140,000. The note accrues interest at 10%, is unsecured and was due on September 30, 2021. On December 31, 2024 Alpha and the Company extended the note maturity to December 31, 2025. The balance of the note at June 30, 2025 and December 31, 2024 was $140,000 and $140,000 plus accrued interest of $69,745 and $62,803, respectively.

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

During the year ended December 31, 2024, the Company had the following transactions in its common stock:

●	Of 6,559,534,118 shares issued for the conversion of convertible notes of $555,680 and accrued interest of $1,880.

During the six ended June 30, 2025, the Company had the following transactions in its common stock:

●	Of 1,679,641,595 shares issued for the conversion of convertible notes of $16,796.

As of June 30, 2025 and December 31, 2024, there were 18,492,870,775 and 16,813,229,180 shares of common stock issued and outstanding, respectively.

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

As of June 30, 2025 and December 31, 2024, there were 45,000 Series B Preferred Shares outstanding, respectively.

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

At June 30, 2025 and December 31, 2024, GV owns 700 Series C Preferred Shares, respectively.

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

As of June 30, 2025 and December 31, 2024, there are 20,000 shares of Series H Preferred Shares outstanding, respectively.

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

As of June 30, 2025 and December 31, 2024, there are 1,000 shares of Series I Preferred Shares outstanding, respectively.

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

As of June 30, 2025 and December 31, 2024, the Company has 8 treasury stock on a cost basis of $11,059, respectively.

As of June 30, 2025 and December 31, 2024, the Company has 1,032 shares to be cancelled on a cost basis of $632,000, respectively.

Warrants

The following is a summary of warrant activity.

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2024	400	$1,595	0.02	$—
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding, June 30, 2025	400	$1,595	0.02	$—
Exercisable, June 30 2025	400	$1,595	0.02	$—

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

Said Merger was closed on July 14, 2025 and the Company holdings in Visionwave Technologies been converted into holdings in VisionWave Holdings, Inc publicly traded on NASDAQ under the Ticker VWAV.

. Here is the breakdown of the Company and Tokenize holdings in VisionWave Holdings post closings:

Shareholder’s Name	No. Of Shares	% of Shares Held
GBT Tokenize Corp.	897,102	6.286%
GBT Technologies, Inc.	2,020,500	14.158%

Note 13 – Concentrations

Liquidity risk

The Company has an accumulated deficit of $295,594,221 and has a working capital deficit of $10,241,537 as of June 30, 2025, which raises substantial doubt about its ability to continue as a going concern as the Company does not have sufficient funds to discharge its current liabilities.

Note 14 - Subsequent Events

The Company has evaluated its operations subsequent to June 30, 2025 to the date these unaudited consolidated financial statements were available to be issued and determined the following subsequent events and transactions required disclosure in these consolidated financial statements.

The Merger Between Bannix and VisionWave was closed on July 14, 2025 and the Company holdings in Visionwave Technologies been converted into holdings in VisionWave Holdings, Inc publicly traded on NASDAQ under the Ticker VWAV.

. Here is the breakdown of the Company and Tokenize holdings in VisionWave Holdings post closings:

Shareholder’s Name	No. Of Shares	% of Shares Held
GBT Tokenize Corp.	897,102	6.286%
GBT Technologies, Inc.	2,020,500	14.158%

On July 21, 2025, Danny Rittman notified the Company of his resignation from his position as Chief Technology Officer and as a member of the Board of Directors effective immediately. Dr. Rittman’s resignation was due to his need to commit to his role a Chief Technology Officer of VisionWave Holdings, Inc. and was not the result of any disagreement with the Company on any matter relating to its operations, policies, or practices.

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

This section of the report should be read together with Footnotes of the Company audited financials for the year ended December 31, 2024, the unaudited statements of operations for the three and six months ended June 30, 2025 and 2024 are compared in the sections below.

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

Results of Operations:

Three Months Ended June 30, 2025 and 2024

A comparison of the statements of operations for the three months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30,		Change
	2025	2024	$	%
Operating expenses	114,010	176,078	(62,068)	-27%
Loss from operations	(114,010)	(176,078)	(62,068)	-27%
Other income (expenses)	(101,544)	1,222,574	(1,324,118)	-108%
Income (Loss) before provision for income taxes	(215,554)	1,046,496	(1,262,050)	-121%
Provision for income taxes	—	—	—	—
Net Income (Loss)	$(215,554)	$1,046,496	(1,262,050)	-121%

Operating expenses for the three months ended June 30, 2025 were $114,010, compared to $176,078 for the same period in 2024. The decrease of $62,068 or -27% was principally due to the Company had limited cash flows to expand the business.

Other income (expense) for the three months ended June 30, 2025 was $(101,544), a decrease of $1,324,118 or 108% from income of $1,222,574 for the same period in 2024. The change is principally due to an decrease of derivative liabilities since all the converted note payables were amended to fixed conversion features in Q4 2024.

Net income (loss) for the three months ended June 30, 2025 was $(215,554) compared to $1,046,496 for the same period in 2024 due to the factors described above.

Six Months Ended June 30, 2025 and 2024

A comparison of the statements of operations for the six months ended June 30, 2025 and 2024 is as follows:

	Six Months Ended June 30,		Change
	2025	2024	$	%
Operating expenses	117,171	353,704	(236,533)	-67%
Loss from operations	(117,171)	(353,704)	(236,533)	-67%
Other income (expenses)	(200,783)	8,560,088	(8,760,871)	-102%
Income (Loss) before provision for income taxes	(317,954)	8,206,384	(8,524,338)	-104%
Provision for income taxes	—	—	—	—
Net Income (Loss)	$(317,954)	$8,206,384	(8,524,338)	-104%

Operating expenses for the six months ended June 30, 2025 were $117,171, compared to $353,704 for the same period in 2024. The decrease of $236,533 or -67% was principally due to the Company had limited cash flows to expand the business.

Other income (expense) for the six months ended June 30, 2025 was $(200,783), a decrease of $8,560,088 or -104% from income of $8,760,871 for the same period in 2024. The change is principally due to an decrease of derivative liabilities since all the converted note payables were amended to fixed conversion features in Q4 2024.

Net income (loss) for the six months ended June 30, 2025 was $(317,954) compared to $8,524,338 for the same period in 2024 due to the factors described above.

Liquidity and Capital Resources

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $295,594,221 and has a working capital deficit of $10,241,537 as of June 30, 2025, which raises substantial doubt about its ability to continue as a going concern.

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

Our cash and cash equivalent were $0 and $6,131 at June 30, 2025 and 2024, respectively. Cash provided by (used in) operating activities during the period ended June 30, 2025 was $125 compared to $33,148 during the same period in 2024. The amount provided by operating activities for the period ended June 30, 2025 was primarily related to a net loss of $317,954 and offset by changes in fair value of marketable securities of $1,470, accounts payable of $296,635 and accounts payable – related parties of $19,724. Our working capital position changed by going from a working capital deficit of $9,940,379 at December 31, 2024 to a working capital deficit of $10,241,537 at June 30, 2025.

We sustained net loss of $317,954 for the six months ended June 30, 2025. In addition, we had an accumulated deficit of $295,594,221 and working capital deficit of $10,241,537 at June 30, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2025, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S INTERIM REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management, consisting of our Chief Executive Officer (Principal Executive and Financial Officer), is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of our assets that could have a material effect on financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2025. Based on this assessment, management believes that as of June 30, 2025, our internal control over financial reporting is not effective based on those criteria.

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

OUR RESULTS OF OPERATIONS HAVE NOT RESULTED IN PROFITABILITY AND WE MAY NOT BE ABLE TO ACHIEVE PROFITABILITY GOING FORWARD

The Company does not accrue or capitalize development costs (or any costs to this effect) and expense it to its profit and loss statements as required by US GAAP. As such, the Company incurred a net loss of $317,954 for the six months ended June 30, 2025. If we incur additional significant operating losses, our stock price, may decline, perhaps significantly. Our management is developing plans to alleviate the negative trends and conditions described above. Our business plan is speculative and unproven. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will be able to curtail our losses now or in the future. Further, as we are an emerging enterprise, we expect that net losses will continue, and our working capital deficiency will increase.

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

The Company had a stockholders’ deficit of $9,407,446 and an accumulated deficit of $295,594,221 at June 30, 2025.

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

Of the 18,492,870,775 shares of our Common Stock outstanding as of the date of this Report, approximately 766,217,939 are restricted and 17,726,652,836 shares are freely tradable without restriction pursuant to Rule 144. Any substantial sale of our Common Stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our Common Stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ended June 30, 2025, the Company issued 1,679,641,595 shares issued for the conversion of convertible notes of $16,796.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended June 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

GBT TECHNOLOGIES INC.
(Registrant)

Date: August 14, 2025	By:	/s/ Michael Murray
Michael Murray
Chief Executive Officer
Date: August 14, 2025	By:	/s/ Mansour Khatib
Mansour Khatib
Secretary & Director