Form 10-Q
period 2025-09-30
GBT Technologies Inc.
filed 2025-11-17
CIK 1471781

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.00001 par value	18,492,870,775 Common Shares
(Class)	(Outstanding at November 14, 2025)

GBT TECHNOLOGIES INC.

Item 1: Condensed consolidated financial statements

GBT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	September30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Current Assets:

Cash	$813	$125

Marketable securities	6,277	8,462

Total current assets	7,090	8,587

Total assets	$7,090	$8,587

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:

Accounts payable and accrued expenses	$1,388,271	$973,706

Accounts Payable and accrued expenses - related party	3,126,726	3,126,694

Convertible notes payable, current, net of discount	5,193,411	5,110,911

Convertible notes payable, related party, net of discount	474,599	491,395

Loan payable, current	106,260	106,260

Notes payable, related party	140,000	140,000

Total current liabilities	10,429,267	9,948,966

Non-Current Liabilities:

Loan payable, noncurrent	243,740	243,740

Total noncurrent liabilities	243,740	243,740

Total liabilities	10,673,007	10,192,706

Stockholders’ Deficit:
Series B Preferred stock, $0.00001 par value; 20,000,000 shares authorized; 45,000 and 45,000 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Series C Preferred stock, $0.00001 par value; 10,000 shares authorized; 700 and 700 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Series H Preferred stock, $0.00001 par value ($500 stated value); 40,000 shares authorized; 20,000 and 20,000 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Series I Preferred stock, $0.00001 par value ($350 stated value); 1,000 shares authorized; 1,000 and 1,000 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.00001 par value; 30,000,000,000 shares authorized; 18,492,870,775 and 16,813,229,180 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	184,929	168,133
Treasury stock, at cost; 8 shares at September 30, 2025 and December 31, 2024, respectively	(11,059)	(11,059)

Shares to be cancelled	(632,000)	(632,000)

Stock loan receivable	(7,610,147)	(7,610,147)

Additional paid in capital	294,255,052	294,255,052

Accumulated deficit	(295,774,377)	(295,278,233)

Total stockholders’ deficit	(9,587,602)	(9,108,254)

Non-Controlling Interest	(1,078,315)	(1,075,865)
Total stockholders’ deficit attributable to GBT Technologies, Inc.	(10,665,917)	(10,184,119)

Total liabilities and stockholders’ deficit	$7,090	$8,587

The accompanying footnotes are an integral part of the unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended Sept 30,
	2025	2024	2025	2024
Operating expenses:
General and administrative expenses	$2,932	$18,120	$11,853	$24,588
Marketing expenses	—	57,672	—	147,912
Professional expenses	75,168	122,815	183,418	360,815
Total operating expenses	78,100	198,607	195,271	533,315

Loss from operations	(78,100)	(198,607)	(195,271)	(533,315)

Other income (expense):
Amortization of debt discount	—	(2,656)	—	(46,003)
Change in fair value of derivative liability	—	4,004,405	—	12,755,202
Interest expense and financing costs	(101,824)	(175,962)	(301,138)	(322,560)
Loss from Investment -Equity Method	—	(10,000)	—	(10,000)
Change in fair value of marketable securities	(716)	(63)	(2,185)	(732)
Gain from Debt Settlement		2,658,977		2,658,977
Total other income (expense)	(102,540)	6,474,701	(303,323)	15,034,884

Income (loss) before income taxes	(180,640)	6,276,094	(498,594)	14,501,569

Income tax expense	—	—	—	—

Income (loss) from continuing operations	(180,640)	6,276,094	(498,594)	14,501,569

Net income (loss)	$(180,640)	$6,276,094	$(498,594)	$14,501,569

Less: net (loss) income attributable to the noncontrolling interest	(484)	(7,523)	(2,450)	(10,287)

Net income (loss) attributable to GTB Technologies Inc.	(180,156)	6,283,617	(496,144)	14,511,856

Weighted average common shares outstanding:
Basic	18,492,870,775	16,813,229,180	17,449,269,931	16,261,212,589
Diluted	637,498,005,791	27,631,580,912	637,498,005,791	27,079,564,321
Net loss per share:
Basic	$(0.00)	$0.00	$(0.00)	$0.00
Diluted	(0.00)	0.00	(0.00)	0.00

The accompanying footnotes are an integral part of the unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Series B Convertible		Series C Convertible		Series H Convertible		Series I Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Share to be Cancelled		Stock Loan	Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Interest	Deficit
Balance, December 31, 2023	45,000	$—	700	$—	20,000	$—	1,000	$—	10,253,695,062	$102,538	8	$(11,059)	1,032	$(632,000)	$(7,610,147)	$293,069,829	$(315,993,294)	$(1,036,249)	$(32,110,382)
Common stock issued for conversions	—	—	—	—	—	—	—	—	6,559,534,118	65,596	—	—	—	—	—	491,965	—	—	557,561
Fair value of derivative liability due to conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	694,919	—	—	694,919
Tokenize investment reclassification	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,660)	—	—	(1,660)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—		7,161,989	(2,100)	7,159,889
Balance, March 31, 2024	45,000	$—	700	$—	20,000	$—	1,000	$—	16,813,229,180	$168,134	8	$(11,059)	1,032	$(632,000)	$(7,610,147)	$294,255,053	$(308,831,305)	$(1,038,349)	$(23,699,672)
VisionWave investment reclassification	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,000	—	—	$1,000
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,055,750	(9,254)	$1,046,496
Balance, June 30, 2024	45,000	$—	700	$—	20,000	$—	1,000	$—	16,813,229,180	$168,134	8	$(11,059)	1,032	$(632,000)	$(7,610,147)	$294,256,052	$(307,775,556)	$(1,047,603)	$(22,652,180)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,276,094	(7,523)	$6,268,571
Balance, Sept 30, 2024	45,000	$—	700	$—	20,000	$—	1,000	$—	16,813,229,180	$168,134	8	$(11,059)	1,032	$(632,000)	$(7,610,147)	$294,256,052	$(301,481,439)	$(1,046,536)	$(16,357,995)

	Series B Convertible		Series C Convertible		Series H Convertible		Series I Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Share to be Cancelled		Stock Loan	Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Interest	Deficit
Balance, December 31, 2024	45,000	$—	700	$—	20,000	$—	1,000	$—	16,813,229,180	$168,133	8	$(11,059)	$1,032	$(632,000)	$(7,610,147)	$294,255,052	$(295,278,233)	$(1,075,865)	$(10,184,119)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(101,209)	(1,191)	(102,400)
Balance, March 31, 2025	45,000	$—	700	$—	20,000	$—	1,000	$—	16,813,229,180	$168,133	8	$(11,059)	1,032	$(632,000)	$(7,610,147)	$294,255,052	$(295,379,442)	$(1,077,056)	$(10,286,519)
Common stock issued for conversions		—		—		—		—	1,679,641,595	16,796		—		—	—	—	—	—	$16,796
Net income																	$(214,778)	$(776)	$(215,554)
Balance, June 30, 2025	45,000	$—	700	$—	20,000	$—	1,000	$—	18,492,870,775	184,930	8	(11,059)	1,032	(632,000)	(7,610,147)	294,255,052	(295,594,221)	(1,077,831)	(10,485,277)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(180,156)	(484)	(180,640)
Balance, Sept 30, 2025	45,000	$—	700	$—	20,000	$—	1,000	$—	36,985,741,550	369,860	16	(22,118)	2,064	(1,264,000)	(15,220,294)	588,510,104	(295,774,377)	(1,078,315)	(10,665,917)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities:
Net Income (loss)	$(498,594)		$14,501,569
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	—		46,003
Change in fair value of derivative liability	—		(12,755,202)
Change in fair value of market equity security	2,185		10,000
Gain on debt extinguishment	—		(2,658,977)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	497,065		(229,102)
Accounts payable and accrued expenses - RP	32		1,114,231
Net cash provided by (used in) operating activities	688		28,522

Cash Flows From Financing Activities:
Repayments to note payables	—		(27,546)
Net cash (used in) provided by financing activities	—		(27,546)

Net changes in cash	688		976

Cash, beginning of period	125		529

Cash, end of period	$813		$1,505

Cash paid for:
Interest	$—		$—
Income taxes	$—		$—

Supplemental non-cash investing and financing activities
Reduction in derivative liability due to conversion	$—		$694,919
Shares issued for conversion of convertible debt	$16,796		$557,560
VisionWave investment reclassification	$—	$
Tokenize investment reclassification	$—		$1,660

 The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2025 and 2024 (Unaudited)

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

Effective as of March 20, 2024, Tokeniz, entered into a Patent Purchase Agreement with VisionWave Technologies Inc. (“VisionWave” or “VW”) pursuant to which VisionWave agreed to acquire from Tokenize the entire right, title, and interest of certain patents and patent applications providing an intellectual property basis for a machine learning driven technology that controls radio wave transmissions, analyzes their reflections data, and constructs 2D/3D images of stationary and in motion objects (“VisionWave PPA”). The Purchase Price for the asset is $30,000,000 (the “Purchase Price”), which VisionWave will pay with shares of common stock, $0.0001 par value per share (the “Common Stock”). The Parties agree that the final Purchase Price may be adjusted and will be governed by a valuation report issued by a professional third party (“Valuation”). If the final Purchase Price per Valuation is less than $30,000,000, Tokenize has the option to cancel this Agreement. In accordance therewith, VisionWave agreed to issue and deliver to Tokenize, 1,000 shares of Common Stock (the “Shares”) representing 50% of VisionWave’s issued and outstanding shares of Common Stock, where the remainder of the 50% of VisionWave’s issued and outstanding shares of Common Stock are owned by a corporation controlled by Anat Attia. On June 4, 2024 Tokenize were issued additional 222 shares of VW for consideration of ten million Avant Technologies Inc. (“AVAI”) shares. On August 17, 2024 Tokenize, the Company. and Magic entered into agreements effective March 26, 2024 which assign the shares issued by the Company to Tokenize, 500 to GBT and 500 to Magic. Post this transaction the Company holds 500 shares and Tokenize hold 222 shares of VW. As of September 30, 2025, the Company holds 26.53% of VW’s issued and outstanding shares. Here is the breakdown of the Company and Tokenize VW’s shareholders:

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

Note 2 – Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has an accumulated deficit of $295,774,377 and has a working capital deficit of $10,422,177 as of September 30, 2025, which raises substantial doubt about its ability to continue as a going concern.

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

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly liquid debt instruments with original maturities of three months or less. As of September 30, 2025 and December 31, 2024, the Company did not have any cash equivalents.

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

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its FV and is then re-valued at each reporting date, with changes in the FV reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of September 30, 2025 and December 31, 2024, the Company had no derivative financial instrument associated with convertible notes payable due to all the conversion features were amended to fixed conversion price.

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

At September 30, 2025 and December 31, 2024, the Company identified the following liabilities that are required to be presented on the balance sheet at FV:

	Fair Value	Fair Value Measurements at
	As of	December 31, 2024
Description	December 31, 2024	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$—	$—	$—	$—

	Fair Value	Fair Value Measurements at
	As of	September 30, 2025
Description	September 30, 2025	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$—	$—	$—	$—

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

	September 30, 2025	December 31, 2024
Basic outstanding common stock	18,492,870,775	16,813,229,180
Series B preferred stock	150,000	150,000
Series C preferred stock	385,000	385,000
Series H preferred stock	1,000,000	1,000,000
Series I preferred stock	10,000,000,000	10,000,000,000
Warrants	400	400
Convertible notes	609,003,599,616	579,341,100,593
Total	637,498,005,791	606,155,865,173

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of September 30, 2025, through the date which the condensed consolidated financial statements are issued. Based upon the review, other than described in Note 14 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

Note 4 – Marketable Securities

	September 30, 2025	December 31, 2024
Marketable Securities from AVAI.	$6,000	$6,000
Marketable Securities from MetAlert Inc.	277	2,462
Total Fair Value of Marketable Securities	$6,277	$8,462

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

As of September 30, 2025 and December 31, 2024, the marketable security had a fair value of $6,000 and $6,000, respectively.

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

As of September 30, 2025 and December 31, 2024, the marketable security had a fair value of $277 and $2,462, respectively.

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

Although the investment was impaired, the product development is still ongoing. The carrying amount of this investment at September 30, 2025 and December 31, 2024 was $0, respectively.

Note 6 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at September 30, 2025 and December 31, 2024 consist of the following:

	September 30, 2025	December 31, 2024
Accounts payable	$796,244	$686,242
Accrued liabilities	135,000	—
Accrued interest	457,029	287,464
Total	$1,388,273	$973,706

Accounts payable consisted of $561,740 aged outstanding balances due to two vendors over 2 years.

The increase in accrued liabilities was due to the accrued interest of convertible notes and loan from SBA.

	September 30, 2025	December 31, 2024
Accounts payable – related parties	$1,146,164	$1,160,000
Accrued interest - related parties	218,159	171,408
Other payables - related parties	1,762,403	1,795,286
Total	$3,126,726	$3,126,694

Accounts payable – related parties consisted of approximately $1,071,164 aged outstanding balances due to two major related parties for business purpose over 2 years.

Accrued interest – related parties consisted of unpaid interest from related parties note payable as of December 31, 2024.

Other payables consisted of approximately $1,745,004 advanced payments from one of the related parties for business purposes.

Note 7 – Convertible Notes Payable, Non-related Parties

Convertible notes payable – nonrelated parties at September 30, 2025 and December 31, 2024 consist of the following:

	September 30,	December 31,
	2024	2024
Convertible note payable to Igor 1 Corp.	$4,818,411	$4,818,411
Convertible notes payable to Glen Eagle	375,000	292,500
Total convertible notes payable, non-related parties	5,193,411	5,110,911
Unamortized debt discount	—	—
Convertible notes payable – nonrelated parties	5,193,411	5,110,911
Less current portion	(5,193,411)	(5,110,911)
Convertible notes payable – nonrelated parties, long-term portion	$—	$—

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

As of September 30, 2025 and December 31, 2024, the note had an outstanding balance of $4,818,411 and $4,818,411, and accrued interest of $361,974.89 and $145,740, respectively.

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

As of September 30, 2025 and December 31, 2024, the consolidated convertible note had an outstanding balance of $375,000 and $295,000 and an accrued interest of $26,014 and $82,500, respectively.

Note 8 – Loan Payable, Non-related Parties

Loan payable, non-related parties at September 30, 2025 and December 31, 2024 consist of the following:

	September 30,	December 31,
	2025	2024
SBA loan	$350,000	350,000
Total loan payable	350,000	350,000
Unamortized debt discount	—	—
Loan payable, net of debt discount	350,000	350,000
Less current portion	(106,260)	(106,260)
Loan payable, long-term portion	$243,740	$243,740

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

The current portion of principal balance of the loan at September 30, 2025 and December 31, 2024 was $106,260 and $106,260 plus accrued interest of $69,040 and $50,204, respectively. The noncurrent portion of principal balance of the note at September 30, 2025 and December 31, 2024 was $243,740 and $243,740, respectively. The Company did not make any payment on the loan and seeking hardship from the SBA for reduce payment which was not yet addressed by the SBA.

Note 9 – Related Party Transactions

Convertible notes payable – related parties at September 30, 2025 and December 31, 2024 consist of the following:

	September 30,	December 31,
	2025	2024
Convertible note payable to Stanley Hills	474,599	491,395
Unamortized debt discount	—	—
Convertible notes payable, net, related party	474,599	491,395
Less current portion	(474,599)	(491,395)
Convertible notes payable, net, related party, long-term portion	$—	$—

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

During the period ended September 30, 2025, Stanley Hills converted $16,796 of the convertible note into 1,679,641,595 shares of the Company’s common stock.

As of September 30, 2025 and December 31, 2024, the principal balance of Stanley debt was $474,599 and $491,395 respectively. The unpaid interest of the Stanley debt at September 30, 2025 and December 31, 2024 was $144,884 and $108,605, respectively.

Notes payable, related party at September 30, 2025 and December 31, 2024 consist of the following:

	September 30,	December 31,
	2025	2024
Alpha Eda Note payable	$140,000	$140,000
Total notes payable, related party	140,000	140,000
Unamortized debt discount	—	—
Notes payable, net, related party	140,000	140,000
Less current portion	(140,000)	(140,000)
Notes payable, net, related party, long-term portion	$—	$—

Alpha Eda

On November 15, 2020, the Company issued a promissory note to Alpha Eda, LLC (“Alpha”), a related party for $140,000. The note accrues interest at 10%, is unsecured and was due on September 30, 2021. On December 31, 2024 Alpha and the Company extended the note maturity to December 31, 2025. The balance of the note at September 30, 2025 and December 31, 2024 was $140,000 and $140,000 plus accrued interest of $73,274 and $62,803, respectively.

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

During the nine months ended September 30, 2025, the Company had the following transactions in its common stock:

●	Of 1,679,641,595 shares issued for the conversion of convertible notes of $16,796.

As of September 30, 2025 and December 31, 2024, there were 18,492,870,775 and 16,813,229,180 shares of common stock issued and outstanding, respectively.

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

As of September 30, 2025 and December 31, 2024, there were 45,000 Series B Preferred Shares outstanding, respectively.

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

At September 30, 2025 and December 31, 2024, GV owns 700 Series C Preferred Shares, respectively.

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

As of September 30, 2025 and December 31, 2024, there are 20,000 shares of Series H Preferred Shares outstanding, respectively.

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

As of September 30, 2025 and December 31, 2024, there are 1,000 shares of Series I Preferred Shares outstanding, respectively.

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

As of September 30, 2025 and December 31, 2024, the Company has 8 treasury stock on a cost basis of $11,059, respectively.

As of September 30, 2025 and December 31, 2024, the Company has 1,032 shares to be cancelled on a cost basis of $632,000, respectively.

Warrants

The following is a summary of warrant activity.

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2024	400	$1,595	0.02	$—
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding, September 30, 2025	400	$1,595	0.02	$—
Exercisable, September 30, 2025	400	$1,595	0.02	$—

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

Note 13 – Concentrations

Liquidity risk

The Company has an accumulated deficit of $295,774,377 and has a working capital deficit of $10,422,177 as of September 30, 2025, which raises substantial doubt about its ability to continue as a going concern as the Company does not have sufficient funds to discharge its current liabilities.

Note 14 - Subsequent Events

The Company has evaluated its operations subsequent to September 30, 2025 to the date these unaudited consolidated financial statements were available to be issued and determined the following subsequent events and transactions required disclosure in these consolidated financial statements.

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

Perpetual Exclusive Patent License Agreement

On November 12, 2025, after the balance-sheet date but prior to the issuance of these financial statements, GBT Tokenize Corp., a wholly owned subsidiary of the Company (“Licensor”), entered into a Perpetual Patent License Agreement (Exclusive) with Boca Jom LLC (“Licensee”). Under the agreement, the Licensor granted the Licensee an exclusive, worldwide, perpetual, irrevocable, transferable, and sublicensable license to make, use, sell, offer for sale, import, export, and commercialize products and services covered by three United States patents and their related families:

US 11,763,062; US 11,853,682; and US 11,586,799.

In consideration for the rights granted, Licensee will pay the Licensor a running royalty of five percent (5%) of Patent-Derived Revenue, as defined in the agreement. The Licensee is required to provide quarterly royalty reports, maintain auditable records, and permit an annual royalty audit. The Licensor retains ownership of the Patent Rights and limited internal research right.

The agreement also provides:

●	Licensee has the first right to enforce the Patent Rights against infringers, at its own expense;
●	Any enforcement recoveries, net of costs, are treated as Patent-Derived Revenue;
●	Licensor may step in if Licensee elects not to pursue enforcement; and
●	Licensor may reassign prosecution or maintenance responsibilities under certain circumstances.

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

This section of the report should be read together with Footnotes of the Company audited financials for the year ended December 31, 2024, the unaudited statements of operations for the three and nine months ended September 30, 2025 and 2024 are compared in the sections below.

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

Results of Operations:

Three Months Ended September 30, 2025 and 2024

A comparison of the statements of operations for the three months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30,		Change
	2025	2024	$	%
Operating expenses	78,100	198,607	(120,507)	-61%
Loss from operations	(78,100)	(198,607)	(120,507)	-61%
Other income (expenses)	(102,540)	6,474,701	(6,577,241)	-102%
Income (Loss) before provision for income taxes	(180,640)	6,276,094	(6,456,734)	-103%
Provision for income taxes	—	—	—	—
Net Income (Loss)	$(180,640)	$6,276,094	(6,456,734)	-103%

Operating expenses for the three months ended September 30, 2025 were $78,100, compared to $198,607 for the same period in 2024. The decrease of $120,507 or -61% was principally due to the Company had limited cash flows to expand the business.

Other income (expense) for the three months ended September 30, 2025 was $(102,540), a decrease of $6,577,241 or 102% from income of $6,474,701 for the same period in 2024. The change is principally due to a decrease of derivative liabilities since all the converted note payables were amended to fixed conversion features in Q4 2024.

Net income (loss) for the three months ended September 30, 2025 was $(180,640) compared to $6,276,094 for the same period in 2024 due to the factors described above.

Nine Months Ended September 30, 2025 and 2024

A comparison of the statements of operations for the nine months ended September 30, 2025 and 2024 is as follows:

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Operating expenses	195,271	533,315	(338,044)	-63%
Loss from operations	(195,271)	(533,315)	(338,044)	-63%
Other income (expenses)	(303,323)	15,034,884	(15,338,207)	-102%
Income (Loss) before provision for income taxes	(498,574)	14,501,569	(15,000,163)	-103%
Provision for income taxes	—	—	—	—
Net Income (Loss)	$(498,594)	$14,501,569	(15,000,163)	-103%

Operating expenses for the nine months ended September 30, 2025 were $195,271, compared to $533,315 for the same period in 2024. The decrease of $338,044 or -63% was principally due to the Company had limited cash flows to expand the business.

Other income (expense) for the nine months ended September 30, 2025 was $(303,323), a decrease of $15,338,207 or -102% from income of $15,034,884 for the same period in 2024. The change is principally due to a decrease of derivative liabilities since all the converted note payables were amended to fixed conversion features in Q4 2024.

Net income (loss) for the nine months ended September 30, 2025 was $(498,594) compared to $14,501,569 for the same period in 2024 due to the factors described above.

Liquidity and Capital Resources

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of 295,774,377 and has a working capital deficit of $10,422,177 as of September 30, 2025, which raises substantial doubt about its ability to continue as a going concern.

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

Our cash and cash equivalent were $813 and $1,505 at September 30, 2025 and 2024, respectively. Cash provided by (used in) operating activities during the period ended September 30, 2025 was $688 compared to $28,522 during the same period in 2024. The amount provided by operating activities for the period ended September 30, 2025 was primarily related to a net loss of $498,594 and offset by changes in fair value of marketable securities of $2,185, accounts payable of $497,065 and accounts payable – related parties of $32. Our working capital position changed by going from a working capital deficit of $9,940,379 at December 31, 2024 to a working capital deficit of $10,422,177 at September 30, 2025.

We sustained net loss of $498,594 for the nine months ended September 30, 2025. In addition, we had an accumulated deficit of $295,774,377 and working capital deficit of $10,422,177 at September 30, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the nine months ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2025. Based on this assessment, management believes that as of September 30, 2025, our internal control over financial reporting is not effective based on those criteria.

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

OUR RESULTS OF OPERATIONS HAVE NOT RESULTED IN PROFITABILITY AND WE MAY NOT BE ABLE TO ACHIEVE PROFITABILITY GOING FORWARD

The Company does not accrue or capitalize development costs (or any costs to this effect) and expense it to its profit and loss statements as required by US GAAP. As such, the Company incurred a net loss of $489,142 for the nine months ended September 30, 2025. If we incur additional significant operating losses, our stock price, may decline, perhaps significantly. Our management is developing plans to alleviate the negative trends and conditions described above. Our business plan is speculative and unproven. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will be able to curtail our losses now or in the future. Further, as we are an emerging enterprise, we expect that net losses will continue, and our working capital deficiency will increase.

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

The Company had a stockholders’ deficit of $9,587,602 and an accumulated deficit of $295,774,377 at September 30, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2025, the Company issued 1,679,641,595 shares issued for the conversion of convertible notes of $16,796.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended September 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

GBT TECHNOLOGIES INC.
(Registrant)

Date: November 14, 2025	By:	/s/ Michael Murray
Michael Murray
Chief Executive Officer
Date: November 14, 2025	By:	/s/ Mansour Khatib
Mansour Khatib
Secretary & Director