Form 10-K
period 2025-12-31
GBT Technologies Inc.
filed 2026-04-15
CIK 1471781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-54530

GBT TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

N/A

(Former name of registrant as specified in its charter)

Nevada	27-0603137
State or other jurisdiction of	I.R.S. Employer
incorporation or organization	Identification Number

117 W 9th St, Suite 1214, Los Angeles, CA 90015

(Address of principal executive offices)

Issuer’s telephone number: 213-784-1640

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

As of December 31, 2025, the market value of our common stock held by non-affiliates was approximately  $1,955,187 which is computed based upon the closing price on that date of the Common Stock of the registrant on the OTC PINK maintained by OTC Markets Group Inc. of $0.002. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of April 15, 2026, 22,217,866,769 shares of common stock, $0.00001 par value per share, of the registrant were outstanding.

Documents incorporated by reference: None

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

GBT Technologies Inc. (formally known as Gopher Protocol Inc., the “Company”, “GBT”, “Gopher”, “Gopher Protocol” “GOPH” or “GTCH”) was incorporated on July 22, 2009 under the laws of the State of Nevada. The Company via its 50% subsidiary, is targeting growing markets such as development of Internet of Things (IoT) and Artificial Intelligence (AI) enabled networking and tracking technologies, including wireless mesh network technology platform and fixed solutions, development of an intelligent human body vitals device, asset-tracking IoT, and wireless mesh networks. Effective August 5, 2019, the Company changed its name from Gopher Protocol Inc. to GBT Technologies Inc. The Company technologies can be grouping as (i) the provision of IT consulting services; and (ii) from the licensing of its technology (iii) an advanced RF-based computer vision system, to utilize this platform potential to significantly enhance object detection and imaging capabilities, using radio waves to create detailed 2D and 3D images.

Active Investments:

VisionWave:

Effective as of March 20, 2024, Tokeniz, entered into a Patent Purchase Agreement with VisionWave Technologies Inc. (“VisionWave” or “VW”) pursuant to which VisionWave agreed to acquire from Tokenize the entire right, title, and interest of certain patents and patent applications providing an intellectual property basis for a machine learning driven technology that controls radio wave transmissions, analyzes their reflections data, and constructs 2D/3D images of stationary and in motion objects (“VisionWave PPA”). The Purchase Price for the asset is $30,000,000 (the “Purchase Price”), which VisionWave will pay with shares of common stock, $0.0001 par value per share (the “Common Stock”). The Parties agree that the final Purchase Price may be adjusted and will be governed by a valuation report issued by a professional third party (“Valuation”). If the final Purchase Price per Valuation is less than $30,000,000, Tokenize has the option to cancel this Agreement. In accordance therewith, VisionWave agreed to issue and deliver to Tokenize, 1,000 shares of Common Stock (the “Shares”) representing 50% of VisionWave’s issued and outstanding shares of Common Stock, where the remainder of the 50% of VisionWave’s issued and outstanding shares of Common Stock are owned by a corporation controlled by Anat Attia. On June 4, 2024 Tokenize were issued additional 222 shares of VW for consideration of ten million Avant Technologies Inc. (“AVAI”) shares. On August 17, 2024 Tokenize, the Company. and Magic entered into agreements effective March 26, 2024 which assign the shares issued by the Company to Tokenize, 500 to GBT and 500 to Magic. Post this transaction the Company holds 500 shares and Tokenize hold 222 shares of VW. As of December 31, 2025, the Company holds 26.53% of VW’s issued and outstanding shares. Here is the breakdown of the Company and Tokenize VW’s shareholders:

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

The following is the breakdown of the Company and Tokenize holdings in VisionWave Holdings post closings   :

Shareholder’s Name	No. Of Shares	% of Shares Held
GBT Tokenize Corp.	897,102	6.286%
GBT Technologies, Inc.	2,020,500	14.158%

The consolidated financial statements are prepared by the Company, pursuant to the rules and regulations of the SEC. The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented.

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

As of December 31, 2025 and 2024, the marketable security had a FV of $8 and $2,462 , respectively.

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

VWAV BOCA JV

On January 9, 2026, VisionWave Holdings, Inc. (“VWAV”) entered into a Strategic Joint Venture Agreement (the “Agreement”) with BOCA JOM, LLC (“BOCA”), GBT Tokenize Corp. (“TOKENIZE”), and GBT Technologies, Inc. (“GBT”).

Pursuant to the Agreement, the parties agreed to form a joint venture limited liability company in the State of Nevada (the “JV LLC”) for the purpose of developing, commercializing, and managing designated electronic design automation (EDA), defense, and high-security technology projects (the “Designated Projects”). Certain details regarding the Designated Projects have been omitted due to their confidential and sensitive nature.

JV Structure and Ownership

Equity interests in the JV LLC were determined using an internal reference value of $1.0 billion solely to facilitate negotiation of ownership percentages. This internal value is not a statement of the JV’s actual fair market value and was reached without the benefit of an independent third-party valuation or fairness opinion. Accordingly, stockholders and investors are cautioned not to place undue reliance on this figure as an indication of the value of the JV, its assets, or the Company’s interest therein for securities law purposes or otherwise. Ownership of the JV LLC is expected to be allocated among the parties as set forth in the Agreement and related exhibits.

Contributions

●	TOKENIZE will contribute 897,102 shares of VWAV’s common stock and its intellectual property portfolio.

●	GBT will contribute 2,020,500 shares of VWAV’s common stock.

●	BOCA will contribute the Designated Projects.

●	BOCA and the Company will each enter into non-exclusive license agreements granting the JV LLC rights to use certain background intellectual property solely for the Designated Projects.

All contributions of VWAV securities are subject to compliance with applicable securities laws and Nasdaq Listing Rules, including obtaining shareholder approval if required under Nasdaq Rule 5635.

Governance

The JV LLC will be governed by a three-member board, with governance and deadlock resolution mechanisms to be set forth in a separate operating agreement. TOKENIZE and GBT will not participate in management or governance of the JV LLC.

The Agreement provides that VWAV may appoint a director to BOCA’s board. Any appointment of a BOCA designee to the Company’s board would be subject to approval by the VWAV’s independent directors, compliance with Nasdaq rules, and, if applicable, shareholder approval.

Intellectual Property

●	Intellectual property developed by the JV LLC (“Foreground IP”) will be owned by the JV LLC.

●	Each party retains ownership of its independently developed intellectual property.

●	License rights terminate upon termination of the Agreement, subject to limited survival for existing customer obligations.

Termination and Regulatory Matters

The Agreement has an initial term of seven years and includes customary termination rights, including termination if required regulatory approvals (such as CFIUS or export control approvals) are denied.

If no Designated Project generates revenue within twelve months following formation of the JV LLC, the Agreement may be terminated and contributed consideration returned, subject to board-level fiduciary determinations.

The transactions contemplated by the Agreement are subject to customary closing conditions, including receipt of regulatory approvals and execution of the JV LLC operating agreement.

Employees

As of December 31, 2025, we had 1 full time employee and no part time employees. We also utilize outside consultants and contractors as needed.

On January 15, 2026 (the “Effective Date”), the Board of Directors (the “Board”) of GBT Technologies, Inc., a Nevada corporation (the “Company”), appointed Patrick Bertagna as Interim Chief Executive Officer of the Company, effective as of the Effective Date. Mr. Bertagna will report to the Board of Directors and will perform duties generally consistent with those of chief executive officers of publicly traded companies with similar businesses. In connection with his appointment, on January 15, 2026, the Company entered into an Executive Employment Agreement (the “Employment Agreement”) with Mr. Bertagna. The material terms of the Employment Agreement are summarized below (this summary is qualified in its entirety by reference to the full text of the Employment Agreement, which is filed as Exhibit 10.1 hereto and incorporated herein by reference):

●	Term: The initial term is six (6) months from the Effective Date, unless earlier terminated in accordance with the terms of the Employment Agreement.

●	Base Salary: $10,000 per month for the initial six-month term, payable in cash, shares of the Company’s common stock (OTC Pink: GTCH), or a combination thereof, as determined by the Board. Any stock portion is valued at a cost basis of $0.00005 per share (adjusted for splits) and considered earned on the 15th of each applicable month.

●	Performance Bonus: Upon completion of a reverse stock split and the Company’s application for up listing to a senior exchange, Mr. Bertagna is entitled to receive an additional pre-reverse 1,000,000,000 common shares (or the equivalent post-reverse split), to be issued within ten (10) business days after Board approval and 8-K announcement of the effective reverse split and uplist application.

●	Benefits: Mr. Bertagna is entitled to participate in all benefit programs generally available to other executive employees, including pension/retirement plans, group life insurance, dental, hospitalization, major medical coverage, sick leave, vacation, holidays, long-term disability, and other benefits. He is entitled to one (1) week of paid vacation during the initial six-month term, in addition to standard legal holidays.

●	Business Expenses: Reimbursement for reasonable out-of-pocket business expenses in accordance with Company policies.

●	Other Provisions: The Employment Agreement includes standard provisions regarding termination (including for cause, with a 10-day cure period for certain matters), death, disability, voluntary termination, non-competition (during the term), non-solicitation, confidentiality, indemnification, work product ownership, and governing law (California).

There are no family relationships between Mr. Bertagna and any director or executive officer of the Company. Mr. Bertagna has not been involved in any transaction with the Company that would require disclosure under Item 404(a) of Regulation S-K. The appointment of Mr. Bertagna as Interim Chief Executive Officer and the entry into the Employment Agreement were approved by the sole director of the Company pursuant to a written consent dated January 15, 2026. In connection with Mr. Bertagna’s engagement, Mr. Murray resigned as Chief Executive Officer.

On February 5, 2026, Mansour Khatib resigned from the Board of Directors (the “Board”) of GBT Technologies, Inc. (the “Company”), effective as of such date. Mr. Khatib’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. On February 6, 2026, immediately prior to Mr. Khatib’s resignation as the sole member of the Board, Patrick Bertagna, the Company’s Interim Chief Executive Officer, was appointed to serve as a director of the Company, effective upon his acceptance of such appointment, which acceptance occurred immediately prior to the filing of this Current Report on Form 8-K. Mr. Bertagna will serve until the Company’s 2026 Annual Meeting of Stockholders, or until his successor is duly elected and qualified, or until his earlier death, resignation, or removal. There are no family relationships between Mr. Bertagna and any director or executive officer of the Company. Mr. Bertagna has not been involved in any transaction with the Company that would require disclosure under Item 404(a) of Regulation S-K.

The appointment of Mr. Bertagna to the Board was approved by the Board pursuant to a written consent.

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

OUR RESULTS OF OPERATIONS HAVE NOT RESULTED IN PROFITABILITY AND WE MAY NOT BE ABLE TO ACHIEVE PROFITABILITY GOING FORWARD

The Company does not accrue or capitalize development costs (or any costs to this effect) and expense it to its profit and loss statements as required by US GAAP. As such, the Company incurred net operating loss of $721,551 for the year ended December 31, 2025. If we incur additional significant operating losses, our stock price, may decline, perhaps significantly. Our management is developing plans to alleviate the negative trends and conditions described above. Our business plan is speculative and unproven. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will be able to curtail our losses now or in the future. Further, as we are an emerging enterprise, we expect that net losses will continue, and our working capital deficiency will increase.

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

The Company sustained a net operating loss of $720,934, and our operating activities provide by cash flows of $470 for the year ended December 31, 2025. The Company had a working capital deficit of $10,521,007, stockholders’ deficit of $10,871,007 and an accumulated deficit of $295,996,525 at December 31, 2025.

WE WILL REQUIRE ADDITIONAL CAPITAL TO SUPPORT BUSINESS GROWTH, AND THIS CAPITAL MIGHT NOT BE AVAILABLE ON ACCEPTABLE TERMS, IF AT ALL.

We intend to continue to make investments to support our business growth and we will require additional funds to respond to business challenges, including the need to develop new features and products or enhance our existing products, improve our operating infrastructure or acquire complementary businesses and technologies. Further, we need additional capital to continue operations. Accordingly, we need to engage in equity or debt financings to secure additional funds. We expect that we have sufficient capital sources to maintain operations through the year of 2026. In order to fully implement our business plan, we will need to raise about $12,000,000 If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business may be harmed.

WE DEPEND UPON KEY PERSONNEL AND NEED ADDITIONAL PERSONNEL

Our success depends on our inability to attract and retain key personnel including, Patrick Bertagna, our CEO, and our inability to do so may materially and adversely affect our business operations. The loss of qualified personnel could have a material and adverse effect on our business operations. Additionally, the success of the Company’s operations will largely depend upon its ability to successfully attract and maintain competent and qualified key management personnel. As with any company with limited resources, there can be no guaranty that the Company will be able to attract such individuals or that the presence of such individuals will necessarily translate into profitability for the Company.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our brand and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, for the years ended December 31, 2025 and 2024, we reported that our disclosure controls and procedures were not effective due to the lack of resources and the reliance on outside consultants. We intend to increase management’s review of our financials. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

Of the 20,217,870,775 shares of our Common Stock outstanding as of the date of this Annual Report, approximately 766,217,939 are restricted and 19,451,652,836 shares are freely tradable without restriction pursuant to Rule 144. Any substantial sale of our Common Stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our Common Stock.

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

ITEM 2. PROPERTIES

 The Company leases its virtual office space at 117 W 9th St, Suite 1214, Los Angeles, CA 90015 on a month-to-month lease.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company is authorized to issue 30,000,000,000 of its $0.00001 par value common stock and 20,000,000 shares of its $0.00001 par value preferred stock Series B and 10,000 shares of its $0.00001 par value preferred stock Series C, 100,000 shares of its $0.00001 par value preferred Series D shares, 2,000,000 of its $0.00001 par value preferred Series G shares, 40,000 of its $0.00001 par value preferred Series H shares and 1,000 of its $0.00001 par value preferred Series I shares. As of December 31, 2025, 20,217,870,775 shares of common stock, as well as 45,000 shares of preferred stock Series B, 700 shares of preferred stock Series C, zero shares of preferred stock Series D, zero shares of preferred stock Series G, 20,000 shares of preferred stock Series H and 1,000 shares of preferred stock Series I were issued and outstanding. The Board of Directors reserves the right to issue shares of preferred stock in the future indicating preference or rights as appropriate.

Record Holders

The number of holders of record for our common stock as of December 31, 2025 was 94.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No cash dividends have been paid or declared since the Date of Inception.

Securities Authorized for Issuance Under Equity Compensation Plans

We presently do not have equity compensation plans authorized.

Transfer Agent

The Company transfer agent is Empire Stock Transfer with a business address at 1859 Whitney Mesa Dr. Henderson, NV 89014; Empire Stock Transfer’s website is https://empirestock.com/contact/, and their phone number is 702-818-5898.

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

2025：

For the year ended December 31, 2025, the Company issued 3,404,641,595 shares for the conversion of convertible notes of $34,046.

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

As of December 31, 2025 and 2024, there are 1,000 shares of Series I Preferred Shares outstanding, respectively.

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

This section of the report should be read together with Footnotes of the Company audited financials. The audited statements of operations for the years ended December 31, 2025 and 2024 is compared in the sections below.

General Overview

GBT Technologies Inc. (the “Company”, “GBT”, or “GTCH”) was incorporated on July 22, 2009 under the laws of the State of Nevada. The Company via its 50% subsidiary, is targeting growing markets such as development of Internet of Things (IoT) and Artificial Intelligence (AI) enabled networking and tracking technologies, including wireless mesh network technology platform and fixed solutions, development of an intelligent human body vitals device, asset-tracking IoT, and wireless mesh networks. The Company technologies can be grouping as (i) the provision of IT consulting services; and (ii) from the licensing of its technology. (iii) an advanced RF-based computer vision system, to utilize this platform potential to significantly enhance object detection and imaging capabilities, using radio waves to create detailed 2D and 3D images.

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

The consolidated financial statements are prepared by the Company, pursuant to the rules and regulations of the SEC. The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of   its operations, and cash flows for the periods presented.

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

As of December 31, 2025 and 2024, the marketable security had a FV of $8 and $2,462 , respectively.

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

VWAV BOCA JV

On January 9, 2026, VisionWave Holdings, Inc. (“VWAV”) entered into a Strategic Joint Venture Agreement (the “Agreement”) with BOCA JOM, LLC (“BOCA”), GBT Tokenize Corp. (“TOKENIZE”), and GBT Technologies, Inc. (“GBT”).

Pursuant to the Agreement, the parties agreed to form a joint venture limited liability company in the State of Nevada (the “JV LLC”) for the purpose of developing, commercializing, and managing designated electronic design automation (EDA), defense, and high-security technology projects (the “Designated Projects”). Certain details regarding the Designated Projects have been omitted due to their confidential and sensitive nature.

JV Structure and Ownership

Equity interests in the JV LLC were determined using an internal reference value of $1.0 billion solely to facilitate negotiation of ownership percentages. This internal value is not a statement of the JV’s actual fair market value and was reached without the benefit of an independent third-party valuation or fairness opinion. Accordingly, stockholders and investors are cautioned not to place undue reliance on this figure as an indication of the value of the JV, its assets, or the Company’s interest therein for securities law purposes or otherwise. Ownership of the JV LLC is expected to be allocated among the parties as set forth in the Agreement and related exhibits.

Contributions

●	TOKENIZE will contribute 897,102 shares of VWAV’s common stock and its intellectual property portfolio.

●	GBT will contribute 2,020,500 shares of VWAV’s common stock.

●	BOCA will contribute the Designated Projects.

●	BOCA and the Company will each enter into non-exclusive license agreements granting the JV LLC rights to use certain background intellectual property solely for the Designated Projects.

All contributions of VWAV securities are subject to compliance with applicable securities laws and Nasdaq Listing Rules, including obtaining shareholder approval if required under Nasdaq Rule 5635.

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

Results of Operations:

Years ended December 31, 2025 and 2024

A comparison of the statements of operations for the years ended December 31, 2025 and 2024 is as follows:

	Years Ended December 31,		Change
	2025	2024	$	%

General and administrative expenses	$14,779	$76,281	(61,502)	(81%)
Marketing expenses	—	192,912	(192,912)	(100%)
Professional expenses	300,500	375,504	(75,004)	(20%)
Income (loss) from operations	(315,279)	(644,697)	(329,418)	(51%)
Other income (expense), net	(405,655)	21,320,142	(21,725,797)	(102%)
Income (loss) before provision for income taxes	(720,934)	20,675,445	(21,396,379)	(103%)
Provision for income taxes	—	—	—	—
Net Income (loss)	(720,934)	20,675,445	(21,396,379)	(103%)

The Company have not generated any revenues for the years ended December 31, 2025 and 2024.

Operating expenses for the year ended December 31, 2025 were $315,279, compared to $644,697 for the same period in 2024. The decrease of $329,418 or 51% was principally due to a decrease in marketing expenses of $192,912, decrease in general and administrative expenses of $61,502, and decrease in professional expenses of $75,004 for the year ended December 31, 2025 due to the cash flow issues.

Other expenses for the year ended December 31, 2025 was $405,655, an increase of $21,725,173 or 102% from $21,320,142 income for the same period in 2024. The increase in other expense was principally due to increase in interest expense and financing costs of $403,201.

Net loss for the year ended December 31, 2025 was $720,934 compared to the net income of $20,412,777 for the same period in 2024 due to the factors described above.

Liquidity and Capital Resources

Going Concern

The accompanying cash flow statements have been prepared assuming the Company will continue as a going concern. The Company has an accumulated deficit of $295,996,525 and has a working capital deficit of $10,521,007 as of December 31, 2025, which raises substantial doubt about its ability to continue as a going concern.

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

Our cash was $595 and $125 at December 31, 2025 and 2024, respectively. Cash provided by operating activities during the year ended December 31, 2025 was $470, compared to $27,142 provided by operating activities during the same period in 2024. The amount provided by operating activities for the year ended December 31, 2025 was primarily related to a net loss of $720,934 and offset by change in FV of market equity security of $2,454, and net working capital increase of $718,9500. Our working capital position changed by going from a working capital deficit of $9,940,379 at December 31, 2024 to a working capital deficit of $10,521,007 at December 31, 2025.

The amount used in operating activities for the year ended December 31, 2024 was primarily related to a net income of $20,675,445 and offset by amortization of debt discount of $46,003, excess of debt discount and financing costs of $7,084, change in FV of derivative liability of $14,035,071, change in FV of market equity security of $10,000, gain on debt extinguishment of $7,800,449, and net working capital increase of $1,087,393. Our working capital position changed by going from a working capital deficit of $31,781,634 at December 31, 2023 to a working capital deficit of $9,940,379 at December 31, 2024.

Cash flows used in investing activities were $0 during the years ended December 31, 2025 and 2024.

Cash used in financing activities for the year ended December 31, 2025 was $0, compared to $27,546 used in the same period in 2024. The decrease is due to the repayment of notes payable of $27,546 in prior year.

We obtained a net loss of $720,934 for the year ended December 31, 2025. In addition, we had a working capital deficit of $10,521,007 and an accumulated deficit of $295,996,525 at December 31, 2025.

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

Our management assessed the effectiveness of our ICFR reporting as of December 31, 2025. Based on this assessment, management believes that as of December 31, 2025, our ICFR reporting is not effective based on those criteria.

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

ITEM 9B. OTHER INFORMATION

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the year ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names and certain information regarding the company’s executive officers and directors.

Directors/Officers:

Name	Age	Title
Patrick Bertagna	62	Chief Executive Officer, Chief Financial Officer, and Director

Mr. Bertagna brings over 40 years of experience in the wearable technology and healthcare industries and has founded and successfully exited seven companies. He has extensive experience in building and scaling businesses, driving revenue growth, and executing strategic initiatives. Mr. Bertagna currently serves as Chief Executive Officer and Chairman of a publicly traded company focused on the development and commercialization of wearable technology and GPS tracking solutions.

Under his leadership, the company has developed and commercialized innovative technologies, resulting in multiple patents and a portfolio of products distributed in over 40 countries. Mr. Bertagna has led strategic initiatives to expand market presence, increase revenue, and enhance brand recognition, including forming partnerships and executing acquisitions. He has also built and managed high-performing teams across engineering, sales, marketing, and administrative functions, while overseeing day-to-day operations, financial planning, and corporate governance.

In addition, Mr. Bertagna has successfully raised over $25 million in capital from venture capital firms, high-net-worth individuals, family offices, hedge funds, and strategic investors. He has established strong relationships with key stakeholders, including government agencies and Fortune 500 companies, and has positioned organizations as leaders within the wearable technology sector.

Mr. Bertagna is fluent in English and French and is proficient in Spanish.

On January 15, 2026 (the “Effective Date”), the Board of Directors (the “Board”) of GBT Technologies, Inc., a Nevada corporation (the “Company”), appointed Patrick Bertagna as Interim Chief Executive Officer of the Company, effective as of the Effective Date. Mr. Bertagna will report to the Board of Directors and will perform duties generally consistent with those of chief executive officers of publicly traded companies with similar businesses.

In connection with his appointment, on January 15, 2026, the Company entered into an Executive Employment Agreement (the “Employment Agreement”) with Mr. Bertagna. The material terms of the Employment Agreement are summarized below (this summary is qualified in its entirety by reference to the full text of the Employment Agreement, which is filed as Exhibit 10.1 hereto and incorporated herein by reference):

●	Term: The initial term is six (6) months from the Effective Date, unless earlier terminated in accordance with the terms of the Employment Agreement.

●	Base Salary: $10,000 per month for the initial six-month term, payable in cash, shares of the Company’s common stock (OTC Pink: GTCH), or a combination thereof, as determined by the Board. Any stock portion is valued at a cost basis of $0.00005 per share (adjusted for splits) and considered earned on the 15th of each applicable month.

●	Performance Bonus: Upon completion of a reverse stock split and the Company’s application for up-listing to a senior exchange, Mr. Bertagna is entitled to receive an additional pre-reverse 1,000,000,000 common shares (or the equivalent post-reverse split), to be issued within ten (10) business days after Board approval and 8-K announcement of the effective reverse split and uplist application.

●	Benefits: Mr. Bertagna is entitled to participate in all benefit programs generally available to other executive employees, including pension/retirement plans, group life insurance, dental, hospitalization, major medical coverage, sick leave, vacation, holidays, long-term disability, and other benefits. He is entitled to one (1) week of paid vacation during the initial six-month term, in addition to standard legal holidays.

●	Business Expenses: Reimbursement for reasonable out-of-pocket business expenses in accordance with Company policies.

●	Other Provisions: The Employment Agreement includes standard provisions regarding termination (including for cause, with a 10-day cure period for certain matters), death, disability, voluntary termination, non-competition (during the term), non-solicitation, confidentiality, indemnification, work product ownership, and governing law (California).

There are no family relationships between Mr. Bertagna and any director or executive officer of the Company. Mr. Bertagna has not been involved in any transaction with the Company that would require disclosure under Item 404(a) of Regulation S-K. The appointment of Mr. Bertagna as Interim Chief Executive Officer and the entry into the Employment Agreement were approved by the sole director of the Company pursuant to a written consent dated January 15, 2026. In connection with Mr. Bertagna’s engagement, Mr. Murray resigned as Chief Executive Officer. On February 6, 2026, immediately prior to Mr. Khatib’s resignation as the sole member of the Board, Patrick Bertagna, the Company’s Interim Chief Executive Officer, was appointed to serve as a director of the Company

Prior Directors/Officers:

Name	Age	Title

Mansour Khatib	63	Was Secretary and Director
Michael Murray	56	Was Chief Executive Officer, Chief Financial Officer

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

On February 5, 2026, Mansour Khatib resigned from the Board of Directors (the “Board”) of GBT Technologies, Inc. (the “Company”), effective as of such date. Mr. Khatib’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

On February 6, 2026, immediately prior to Mr. Khatib’s resignation as the sole member of the Board, Patrick Bertagna, the Company’s Interim Chief Executive Officer, was appointed to serve as a director of the Company, effective upon his acceptance of such appointment, which acceptance occurred immediately prior to the filing of Current Report on Form 8-K. There are no family relationships between Mr. Bertagna and any director or executive officer of the Company. Mr. Bertagna has not been involved in any transaction with the Company that would require disclosure under Item 404(a) of Regulation S-K.

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

Effective August 15, 2016, the Employment Agreement of Mansour Khatib, our CMO, was amended and restated as follows:

Upon the Company generating $1,000,000 in revenue during any three (3) month period (the “Threshold Requirement”), the Executive will receive salary at the rate of $100,000 annually (the “Base Salary”); provided, however, that that Company shall pay to Executive $5,000 per month (the “Monthly Salary Advance”) commencing on August 15, 2016, which such Monthly Salary Advance shall be an advance on the Base Salary and shall continue to be paid to Executive until such time that the Company launches its Guardian Patch technology into the consumer markets. Once the Threshold Requirement is met, the Base Salary will be payable in equal increments not less often than monthly in arrears and in any event consistent with the Company’s payroll policy and practices. On August 1, 2021, the Company amend his employment agreement pursuant to which he will receive salary at the rate of $5,000 per month. On February 5, 2026, Mansour Khatib resigned from the Board of Directors (the “Board”) of GBT Technologies, Inc. (the “Company”), effective as of such date. Mr. Khatib’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

On January 15, 2026, the Company entered into an Executive Employment Agreement (the “Employment Agreement”) with Mr. Bertagna. The material terms of the Employment Agreement are summarized below (this summary is qualified in its entirety by reference to the full text of the Employment Agreement, which is filed as Exhibit 10.1 hereto and incorporated herein by reference):

●	Term: The initial term is six (6) months from the Effective Date, unless earlier terminated in accordance with the terms of the Employment Agreement.

●	Base Salary: $10,000 per month for the initial six-month term, payable in cash, shares of the Company’s common stock (OTC Pink: GTCH), or a combination thereof, as determined by the Board. Any stock portion is valued at a cost basis of $0.00005 per share (adjusted for splits) and considered earned on the 15th of each applicable month.

●	Performance Bonus: Upon completion of a reverse stock split and the Company’s application for uplisting to a senior exchange, Mr. Bertagna is entitled to receive an additional pre-reverse 1,000,000,000 common shares (or the equivalent post-reverse split), to be issued within ten (10) business days after Board approval and 8-K announcement of the effective reverse split and uplist application.

●	Benefits: Mr. Bertagna is entitled to participate in all benefit programs generally available to other executive employees, including pension/retirement plans, group life insurance, dental, hospitalization, major medical coverage, sick leave, vacation, holidays, long-term disability, and other benefits. He is entitled to one (1) week of paid vacation during the initial six-month term, in addition to standard legal holidays.

●	Business Expenses: Reimbursement for reasonable out-of-pocket business expenses in accordance with Company policies.

●	Other Provisions: The Employment Agreement includes standard provisions regarding termination (including for cause, with a 10-day cure period for certain matters), death, disability, voluntary termination, non-competition (during the term), non-solicitation, confidentiality, indemnification, work product ownership, and governing law (California).

On February 6, 2026, immediately prior to Mr. Khatib’s resignation as the sole member of the Board, Patrick Bertagna, the Company’s Interim Chief Executive Officer, was appointed to serve as a director of the Company, effective upon his acceptance of such appointment, which acceptance occurred immediately prior to the filing of the Current Report on Form 8-K. Mr. Bertagna will serve until the Company’s 2026 Annual Meeting of Stockholders, or until his successor is duly elected and qualified, or until his earlier death, resignation, or removal.

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

To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2025 filed with the SEC, all required Section 16 reports under the Exchange Act for our directors, executive officers, principal accounting officer and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2025.

Code of Ethics

We have adopted a Code of Ethics that applies to all officers, directors and employees. The Company will provide to any person without charge a copy of such code of ethics upon written request to the Company at its registered offices.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth all compensation paid to our officers for the years ended December 31, 2025 and 2024.

Summary Compensation Table

			None
		Stock	Equity
Name and principal		Equity	Incentive	All Other
Position	Year	Awards	Salary	Compensations	Total

Danny Rittman	2025	$—	$60,000	$—	$60,000
Chief Technology
Officer and director	2024	$—	$60,000	$—	$60,000

Mansour Khatib	2025	$—	$60,000	$—	$60,000
Current Secretary (Chief Executive
Officer) and director	2024	$—	$60,000	$—	$60,000

Michael Murray	2025	$—	$—	$—	$—
Chief Executive
Officer	2024	$—	$—	$—	$—

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer.

There are no other stock option plans, retirement, pension, or profit-sharing plans for the benefit of our sole officer and director other than as described herein.

Director Compensation

During the years ended December 31, 2025, there were 3 non-employee and 2 directors and 2024 there were 3 non-employee and 2 directors.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2025, no new warrants were awarded to the executives.

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Common Stock as of December 31, 2025 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) each director of the Company; (iii) each officer of the Company and (iv) all executive officers and directors as a group. Except as otherwise indicated below, each of the entities or persons named in the table has sole voting and investment powers with respect to all shares of Common Stock beneficially owned by it or him as set forth opposite its or his name.

	Common	Percentage
	Stock	of
	Beneficially	Common
Name of Beneficial Owner	Owned (1)	Stock (1)
Dr. Danny Rittman (2)	1,980	0.00%
Mansour Khatib (2)	—	0.00%
Metaverse Kit Corp (3)	500,000,000	2.97%
GBT Tokenize Corp (4)	166,000,000	0.99%
All Officers and Directors as a Group	666,001,980	3.96%

(1)	Beneficial ownership is determined in accordance with the Rule 13d-3(d)(1) of the Exchange Act, as amended and generally includes voting or investment power with respect to securities. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table. The above is based on 18,492,870,775 shares of common stock outstanding as of December 31, 2025.

(2)	Prior Officer and Director of the Company.

(3)	Metaverse Kit Corp was a 50/50 Joint venture between the Company and ldar Gainulin and Maria Belova. which was assigned on June 10, 2022 to ldar Gainulin and Maria Belova. The company contributed 500,000,000 shares of the common stock to Metaverse Kit. On March 14, 2023, the Company received a counter signed Settlement Agreement and Release by ldar Gainulin and Maria Belova dated March 2, 2023 (“Settlement Agreement”). Pursuant to the Settlement Agreement, the parties agreed that Metaverse Agreement, the Metaverse APA and the Consulting Agreement are void and cancelled. ldar Gainulin and Maria Belova agreed to pay $5,000 to the Company as settlement payment and surrender their shares in Metaverse Kit.

(4)	GBT Tokenize Corp is a 50/50 Joint venture between the Company and Tokenize-It S.A. which was assigned on June 30, 2021 to Magic International Argentina F.C, S.L. Controlled by Sergio Fridman, a third party GBT Tokenize Corp hold 16,000,000 shares of the Company’s common stock. On April 11, 2022 the company, through its own subsidiary, Greenwich International Holdings, entered into a Master Joint Venture and Territorial License Agreement (the “Tokenize Agreement”) with Magic which replaced a prior joint venture entered between the parties, per which GBT Tokenize Corp to hold an additional 150,000,000 shares of the Company’s common stock. In addition, GBT Tokenize is the holder of 1,000 shares of Series I Preferred Stock (the “Series I Stock”) with a stated value of $35,000 per share which is convertible into common stock of the Company by dividing the stated value by the conversion price of $0.0035, which, if converted in full would result in the issuance of 10 billion shares of common stock of the Company. Further, the Series I Stock will vote on an as converted basis.

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adversary to the Company or has a material interest adverse to the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Yello Partners Inc.

As of December 31, 2025 and 2024, the Company has $760,000 owed to Yello Partners, Inc., a Company owned by Mansour Khatib our former CEO and director, respectively.

Alpha Eda Note Payable – Was Related Party (As it was Owned by Dr. Rittman)

On November 15, 2020, the Company issued a promissory note to Alpha Eda, LLC (“Alpha”), a related party, for $140,000. The note accrues interest at 10%, is unsecured and was due on September 30, 2021. On March 31, 2023 Alpha and the Company extended the note maturity to December 31, 2023. As of December 31, 2025 and 2024, the Company has $140,000 owed to Alpha Eda, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Madhava Rao for the years ended December 31, 2025 and 2024.

	Years Ended December 31,
	2025	2024
Audit Fees	$113,000	$80,000

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

Engagement of CNGSN & Associates LLP

(a) On January 16, 2026, GBT Technologies Inc. (the “Company”) dismissed M.S. Madhava Rao as the Company’s independent registered public accounting firm, due to his announcement of retiring. The dismissal was effective immediately. The decision to change accountants was approved by the Company’s Board of Directors (acting through its sole director) on January 16, 2026. The reports of M.S. Madhava Rao on the Company’s financial statements for the two most recent fiscal years ended December 31, 2024 and December 31, 2023, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company’s two most recent fiscal years ended December 31, 2024 and December 31, 2023, and the subsequent interim period through January 20, 2026, there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) with M.S. Madhava Rao on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of M.S. Madhava Rao, would have caused M.S. Madhava Rao to make reference to the subject matter of the disagreement in connection with its reports on the Company’s financial statements for such periods.

During the Company’s two most recent fiscal years ended December 31, 2024 and December 31, 2023, and the subsequent interim period through January 16, 2026, there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K).

The Company has provided M.S. Madhava Rao with a copy of the disclosures it is making in this Current Report on Form 8-K no later than the day that the disclosures are filed with the U.S. Securities and Exchange Commission. The Company has requested that M.S. Madhava Rao furnish the Company with a letter addressed to the U.S. Securities and Exchange Commission stating whether or not M.S. Madhava Rao agrees with the statements made by the Company in this Current Report on Form 8-K in response to Item 304(a) of Regulation S-K. If M.S. Madhava Rao does not agree with any of the statements of the Company, the letter will state the respects in which it does not agree. The Company will file the letter as an exhibit to this Current Report on Form 8-K or an amendment hereto.

(b) On January 20, 2026, the Company’s Board of Directors (acting through its sole director) approved the engagement of CNGSN & Associates LLP (“CNGSN”) as the Company’s new independent registered public accounting firm to audit the Company’s financial statements for the fiscal year ending December 31, 2025, effective immediately. The engagement letter with CNGSN is dated January 17, 2026  , and was signed by the Company on January 20, 2026.

During the Company’s two most recent fiscal years ended December 31, 2024 and December 31, 2023, and the subsequent interim period through January 16, 2026, neither the Company nor anyone on its behalf consulted CNGSN regarding either (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that CNGSN concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, or (ii) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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

GBT TECHNOLOGIES INC.

Dated: April 15, 2026	By:	/s/ Patrick Bertagna
	Name:	Patrick Bertagna
	Title:	Chief Executive Officer, Chief Financial Officer, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Patrick Bertagna	Chief Executive Officer Chief Financial Officer, and Director	April 15, 2026
Patrick Bertagna

GBT TECHNOLOGIES INC.
Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of GBT Technologies, Inc

117 W 9th St, Suite 1214,

Los Angeles, CA 90015

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of GBT Technologies, Inc .(the “Company”) as of December 31, 2025 and the related consolidated statements of operations comprehensive income, stockholders’ equity, and cash flows for the year ended December 31,2025, and the related notes (collectively referred to as the “consolidated financial statements”).In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025, and the consolidated results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the entity's ability to continue as a going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of Matter -Stock Loan Receivable.

The accompanying financial statements include the impact of the write-off of a stock loan receivable and the cancellation of certain shares, as more fully described in Note 10 to the financial statements. During the year, the Company determined that the stock loan receivable was not recoverable and accordingly recorded a full write-off. In connection with this matter, the related shares have also been cancelled subsequently. These events represent significant non-routine transactions and have a material impact on the Company’s financial position. Our opinion is not modified with respect to this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Other Matters

We were not engaged to audit, review, or apply any procedures to the financial statements for the year ended December 31, 2024 and, accordingly, we do not express an opinion or any other form of assurance on those financial statements.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters to communicate.

For CNGSN & Associates LLP

Chartered Accountants

PCAOB Firm ID: 7274

We have served as the Company’s auditor since 2026

Bengaluru, India

Date –April 14, 2026

UDIN-

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

1. Litigation Assessment : The company has been involved in significant litigation related to debt settlement. The company's legal liabilities, previously recorded at $4,090,057, along with accrued interest $1,665,342, were written off and recognized as gain on debt extinguishment income in the year ended December 31, 2024

Litigation Assessment: We assessed the company's litigation disclosures, legal opinions, and potential outcomes. Our audit procedures included, among others, obtaining a list of litigation Company’s legal counsel, identifying material litigations from the aforementioned list and performing inquiries with the said counsel, obtaining and reading the underlying documents to assess the assumptions used by management in arriving at the conclusions, verifying the disclosures related to provisions and contingent liabilities in the financial statements to assess consistency. Accrued settlements discussed in Note 10.

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

M.S. Madhava Rao

Bengaluru, India

March 31, 2025

Served as Auditor since 2022

GBT TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31,	December 31,
	2025	2024
Current Assets:
Cash	$595	$125
Marketable securities	8	8,462
Total current assets	603	8,587

Total assets	$603	$8,587

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable – nonrelated party	$897,008	$686,242
Accrued expenses and Accrued interest – nonrelated party	576,284	287,464
Accounts payable – related party	1,146,164	1,160,000
Accrued expenses and Accrued interest – related party	2,117,394	1,966,694
Convertible notes payable, current	5,170,161	5,110,911
Convertible notes payable, related party	474,599	491,395
Loans payable, current	—	106,260
Note payable, former related party	140,000	140,000
Total current liabilities	10,521,610	9,948,966

Non-Current Liabilities:
Loans payable, noncurrent	350,000	243,740
Total noncurrent liabilities	350,000	243,740

Total liabilities	10,871,610	10,192,706

Stockholders’ Deficit:
Series B Preferred stock, $0.00001 par value; 20,000,000 shares authorized; 45,000 and 45,000 shares issued and outstanding at December 31, 2025 and 2024, respectively	—	—
Series C Preferred stock, $0.00001 par value; 10,000 shares authorized; 700 and 700 shares issued and outstanding at December 31, 2025 and 2024, respectively	—	—
Series D Preferred stock, $0.00001 par value; 100,000 shares authorized; 0 and 0 shares issued and outstanding at December 31, 2025 and 2024, respectively	—	—
Series G Preferred stock, $0.00001 par value; 2,000,000 shares authorized; 0 and 0 shares issued and outstanding at December 31, 2025 and 2024, respectively	—	—
Series H Preferred stock, $0.00001 par value ($500 stated value); 40,000 shares authorized; 20,000 and 20,000 shares issued and outstanding at December 31, 2025 and 2024, respectively	—	—
Series I Preferred stock, $0.00001 par value ($35,000 stated value); 1,000 shares authorized; 1,000 and 0 shares issued and outstanding at December 31, 2025 and 2024, respectively	—	—
Common stock, $0.00001 par value; 30,000,000,000 shares authorized; 20,217,870,775 and 16,813,229,180 shares issued and outstanding at December 31, 2025 and 2024, respectively	202,179	168,133
Treasury stock, at cost; 8 and 1,040 shares at December 31, 2025 and 2024, respectively	(11,059)	(11,059)
Stock loan receivable	—	(7,610,147)
Shares to be cancelled	—	(632,000)
Additional paid in capital	286,012,905	294,255,052
Accumulated deficit	(295,996,525)	(295,278,233)
Total stockholders’ deficit	(9,792,500)	(9,108,254)
Non-Controlling Interest	(1,078,508)	(1,075,865)
Total stockholders’ deficit attributable to GBT Technologies, Inc.	(10,871,007)	(10,184,119)
Total liabilities and stockholders’ deficit	$603	$8,587

The accompanying footnotes are an integral part of these consolidated financial statements.

GBT TECHNOLOGIES INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2025	2024
Sales	$—	$—
Total sales	—	—
Cost of Goods Sold	—	—
Gross Profit	—	—
Operating expenses:
General and administrative	14,779	76,281
Marketing	—	192,912
Professional	300,500	375,504
Total operating expenses	315,279	644,697
Loss from operations	(315,279)	(644,697)
Other income (expense):
Amortization of debt discount	—	(46,003)
Change in fair value of derivative liability	—	14,035,071)
Interest expense and financing costs	(403,201)	(457,436)
Gain (loss) on equity method investment	—	(10,000
Gain on debt extinguishment	—	7,800,449
Change in fair value of marketable securities	(2,454)	(1,939)
Total other income (expense)	(405,655)	21,320,142
Profit (Loss) before income taxes	(720,934)	20,675,445
Income tax expense	—	—
Profit (Loss) from continuing operations	(720,934)	20,675,445
Net Income (Loss)	$(720,934)	$20,675,445

Less: net loss attributable to the noncontrolling interest	(2,642)	(39,616)
Net loss attributable to GTB Technologies Inc.	$(718,292)	$20,715,061

Weighted average common shares outstanding:
Basic	18,060,503,457	16,416,809,970
Diluted	653,855,471,504	589,342,635,993
Net Income (Loss) per share (basic and diluted):
Basic	$(0.00)	$0.00
Diluted	(0.00)	0.00

 The accompanying footnotes are an integral part of the consolidated financial statements.

GBT TECHNOLOGIES INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Series B		Series C		Series H		Series I								Stock	Additional			Total
	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Treasury Stock		Share to be Cancelled		Loan	Paid-in	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Interest	Deficit
Balance, December 31, 2023	45,000	$—	700	$—	20,000	$—	1,000	$—	10,253,695,062	$102,538	8	$(11,059)	1,032	$(632,000)	$(7,610,147)	$293,069,829	$(315,993,294)	$(1,036,249)	$(32,110,382)
Common stock issued for conversions	—	—	—	—	—	—	—	—	6,559,534,118	65,595	—	—	—	—	—	491,965	—	—	557,560
Fair value of derivative liability due to conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	694,918	—	—	694,918
Tokenize investment reclassification	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,660)	—	—	(1,660)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	20,715,061	(39,616)	20,675,445
Balance, December 31, 2024	45,000	$—	700	$—	20,000	$—	1,000	$—	16,813,229,180	$168,133	8	$(11,059)	$1,032	$(632,000)	$(7,610,147)	$294,255,052	$(295,278,233)	$(1,075,865)	$(10,184,119)
Common stock issued for conversions	—	—	—	—	—	—	—	—	3,404,641,595	$34,046	—	—	—	—	—	—	—	—	$34,046
Share to be cancelled reclassification	—	—	—	—	—	—	—	—	—	—	—	—	—	632,000	7,610,147	(8,242,147)	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(718,292)	(2,642)	(720,934)
Balance, December 31, 2025	45,000	$—	700	$—	20,000	$—	1,000	$—	20,217,870,775	$202,179	8	$(11,059)	$1,032	$—	$—	$286,012,905	$(295,996,525)	$(1,078,507)	$(10,871,007)

The accompanying footnotes are an integral part of these consolidated financial statements.

GBT TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2025	2024
Cash Flows From Operating Activities:
Net income (loss)	$(720,934)	$20,675,445
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	—	46,003
Change in fair value of derivative liability	—	(14,035,071)
Change in fair value of market equity security	8,454	1,084
Gain on debt extinguishment	—	(7,800,449)
Loss on equity method investment	—	10,000

Changes in operating assets and liabilities:
Other receivable	—	46,250
Accounts payable and accrued expenses	582,086	(224,524)
Accounts payable and accrued expenses - RP	136,864	1,308,404
Net cash used in operating activities	470	27,142

Cash Flows From Financing Activities:
Repayment of note payable	—	(27,546)
Net cash provided by financing activities	—	(27,142)

Net increase in cash	470	(404)

Cash, beginning of period	125	529

Cash, end of period	$595	$125

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

Supplemental non-cash investing and financing activities
Debt discount related to convertible debt	$—	$694,919
Reduction in derivative liability due to conversion	$—	$557,560
Shares issued for conversion of convertible debt	$34,046	$—
Tokenize investment reclassification	$—	$1,660

The accompanying footnotes are an integral part of these consolidated financial statements.

GBT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

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

Effective as of March 20, 2024, Tokeniz, entered into a Patent Purchase Agreement with VisionWave Technologies Inc. (“VisionWave” or “VW”) pursuant to which VisionWave agreed to acquire from Tokenize the entire right, title, and interest of certain patents and patent applications providing an intellectual property basis for a machine learning driven technology that controls radio wave transmissions, analyzes their reflections data, and constructs 2D/3D images of stationary and in motion objects (“VisionWave PPA”). The Purchase Price for the asset is $30,000,000 (the “Purchase Price”), which VisionWave will pay with shares of common stock, $0.0001 par value per share (the “Common Stock”). The Parties agree that the final Purchase Price may be adjusted and will be governed by a valuation report issued by a professional third party (“Valuation”). If the final Purchase Price per Valuation is less than $30,000,000, Tokenize has the option to cancel this Agreement. In accordance therewith, VisionWave agreed to issue and deliver to Tokenize, 1,000 shares of Common Stock (the “Shares”) representing 50% of VisionWave’s issued and outstanding shares of Common Stock, where the remainder of the 50% of VisionWave’s issued and outstanding shares of Common Stock are owned by a corporation controlled by Anat Attia. On June 4, 2024 Tokenize were issued additional 222 shares of VW for consideration of ten million Avant Technologies Inc. (“AVAI”) shares. On August 17, 2024 Tokenize, the Company. and Magic entered into agreements effective March 26, 2024 which assign the shares issued by the Company to Tokenize, 500 to GBT and 500 to Magic. Post this transaction the Company holds 500 shares and Tokenize hold 222 shares of VW. As of December 31, 2025, the Company holds 26.53% of VW’s issued and outstanding shares. Here is the breakdown of the Company and Tokenize VW’s shareholders:

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

The consolidated financial statements are prepared by the Company, pursuant to the rules and regulations of the SEC. The information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations, and cash flows for the periods presented.

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has an accumulated deficit of $295,996,525 and has a working capital deficit of $10,521,007 as of December 31, 2025, which raises substantial doubt about its ability to continue as a going concern.

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

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly liquid debt instruments with original maturities of three months or less. As of December 31, 2025 and 2024, the Company did not have any cash equivalents.

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

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its FV and is then re-valued at each reporting date, with changes in the FV reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of December 31, 2025 and 2024, the Company had no derivative financial instrument associated with convertible notes payable due to all the conversion features were amended to fixed conversion price.

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

At December 31, 2025 and 2024, the Company identified the following liabilities that are required to be presented on the balance sheet at FV:

	Fair Value	Fair Value Measurements at
	As of	December 31, 2024
Description	December 31, 2024	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$—	$—	$—	$—

	Fair Value	Fair Value Measurements at
	As of	December 31, 2025
Description	December 31, 2025	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$—	$—	$—	$—

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

	December 31, 2025	December 31, 2024
Basic outstanding common stock	20,217,870,775	16,813,229,180
Series B preferred stock	150,000	150,000
Series C preferred stock	385,000	385,000
Series H preferred stock	1,000,000	1,000,000
Series I preferred stock	10,000,000,000	10,000,000,000
Warrants	—	400
Convertible notes	623,636,065,729	579,341,100,593
Total	653,855,471,504	606,155,865,173

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of December 31, 2025, through the date which the condensed consolidated financial statements are issued. Based upon the review, other than described in Note 14 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

Note 4 – Marketable Securities

	December 31, 2025	December 31, 2024
Marketable Securities from AVAI.	$—	$6,000
Marketable Securities from MetAlert Inc.	8	2,462
Total Fair Value of Marketable Securities	$8	$8,462

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

During the year ended December 31, 2025, the Company transferred the remaining 6,000,000 shares to Igor 1 at par value.

As of December 31, 2025 and 2024, the marketable security had a fair value of $0 and $6,000, respectively.

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

As of December 31, 2025 and 2024, the marketable security had a fair value of $8 and $2,462, respectively.

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

Although the investment was impaired, the product development is still ongoing. The carrying amount of this investment at December 31, 2025 and 2024 was $0, respectively.

Note 6 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2025 and 2024 consist of the following:

	December 31, 2025	December 31, 2024
Accounts payable	$897,008	$686,242
Accrued interest	576,284	287,464
Total	$1,473,292	$973,706

Accounts payable consisted of $484,073 aged outstanding balances due to two vendors over 2 years.

The increase in accrued interest was due to the accrued interest of convertible notes and loan from SBA.

	December 31, 2025	December 31, 2024
Accounts payable – prior related parties	$1,146,164	$1,160,000
Accrued interest – prior related parties	233,650	171,408
Other payables – prior related parties	1,883,744	1,795,286
Total	$3,263,558	$3,126,694

Accounts payable – related parties consisted of approximately $1,071,164 aged outstanding balances due to two major related parties for business purpose over 2 years.

Accrued interest – related parties consisted of unpaid interest from related parties note payable as of December 31, 2025.

Other payables consisted of approximately $1,869,294 advanced payments from one of the related parties for business purposes.

Note 7 – Convertible Notes Payable, Non-related Parties

Convertible notes payable – nonrelated parties at December 31, 2025 and 2024 consist of the following:

	December 31,	December 31,
	2025	2024
Convertible note payable to Igor 1 Corp.	$4,812,411	$4,818,411
Convertible notes payable to Glen Eagle	357,750	292,500
Total convertible notes payable, non-related parties	5,170,161	5,110,911
Unamortized debt discount	—	—
Convertible notes payable – nonrelated parties	5,170,161	5,110,911
Less current portion	(5,170,161)	(5,110,911)
Convertible notes payable – nonrelated parties, long-term portion	$—	$—

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

As of December 31, 2025 and 2024, the note had an outstanding balance of $4,812,411 and $4,818,411, and accrued interest of $434,845 and $145,740, respectively.

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

As of December 31, 2025 and 2024, the consolidated convertible note had an outstanding balance of $375,000 and $295,000 and an accrued interest of $35,466 and $82,500, respectively.

Note 8 – Loan Payable, Non-related Parties

Loan payable, non-related parties at December 31, 2025 and 2024 consist of the following:

	December 31,	December 31,
	2025	2024
SBA loan	$350,000	350,000
Total loan payable	350,000	350,000
Unamortized debt discount	—	—
Loan payable, net of debt discount	350,000	350,000
Less current portion	—	(106,260)
Loan payable, long-term portion	$350,000	$243,740

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

The current portion of principal balance of the loan at December 31, 2025 and 2024 was $0 and $106,260 plus accrued interest of $72,349 and $50,204, respectively. The noncurrent portion of principal balance of the note at December 31, 2025 and 2024 was $350,000 and $243,740, respectively. The Company did not make any payment on the loan and seeking hardship from the SBA for reduce payment which was not yet addressed by the SBA.

Note 9 – Prior Related Party Transactions

Convertible notes payable – related parties at December 31, 2025 and 2024 consist of the following:

	December 31,	December 31,
	2025	2024
Convertible note payable to Stanley Hills	474,599	491,395
Unamortized debt discount	—	—
Convertible notes payable, net, related party	474,599	491,395
Less current portion	(474,599)	(491,395)
Convertible notes payable, net, related party, long-term portion	$—	$—

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

During the year ended December 31, 2025, Stanley Hills converted $16,796 of the convertible note into 1,679,641,595 shares of the Company’s common stock.

As of December 31, 2025 and 2024, the principal balance of Stanley debt was $474,599 and $491,395 respectively. The unpaid interest of the Stanley debt at December 31, 2025 and 2024 was $156,847 and $108,605, respectively.

Notes payable, related party at December 31, 2025 and 2024 consist of the following:

	December 31,	December 31,
	2025	2024
Alpha Eda Note payable	$140,000	$140,000
Total notes payable, related party	140,000	140,000
Unamortized debt discount	—	—
Notes payable, net, related party	140,000	140,000
Less current portion	(140,000)	(140,000)
Notes payable, net, related party, long-term portion	$—	$—

Alpha Eda

On November 15, 2020, the Company issued a promissory note to Alpha Eda, LLC (“Alpha”), a related party for $140,000. The note accrues interest at 10%, is unsecured and was due on September 30, 2021. On December 31, 2024 Alpha and the Company extended the note maturity to December 31, 2025. The balance of the note at December 31, 2025 and 2024 was $140,000 and $140,000 plus accrued interest of $76,803 and $62,803, respectively.

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

During the year ended December 31, 2025, the Company had the following transactions in its common stock:

●	Of 1,679,641,595 shares issued for the conversion of convertible notes of $16,796.

As of December 31, 2025 and 2024, there were 18,492,870,775 and 16,813,229,180 shares of common stock issued and outstanding, respectively.

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

As of December 31, 2025 and 2024, there were 45,000 Series B Preferred Shares outstanding, respectively.

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

At December 31, 2025 and 2024, GV owns 700 Series C Preferred Shares, respectively.

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

As of December 31, 2025 and 2024, there are 20,000 shares of Series H Preferred Shares outstanding, respectively.

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

As of December 31, 2025 and 2024, there are 1,000 shares of Series I Preferred Shares outstanding, respectively.

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

As of December 31, 2025 and 2024, the Company has 8 treasury stock on a cost basis of $11,059, respectively.

As of December 31, 2025 and 2024, the Company has 1,032 shares to be cancelled on a cost basis of $632,000, respectively.

Warrants

The following is a summary of warrant activity.

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2024	400	$1,595	0.02	$—
Granted	—	—
Expired	(400)	(1,595)	—	—
Exercised	—	—	—	—
Outstanding, December 31, 2025	—	$—	—	$—
Exercisable, December 31, 2025	—	$—	—	$—

Stock Loan Receivable

On January 8, 2019, the Company entered into a Stock Pledge Agreement with Latin American Exchange Latinex Casa de Cambio, S.A., a Costa Rica corporation (“Latinex”), to provide that Latinex may maintain its required regulatory capital as required by various regulators. The Company pledged 4,006 restricted shares of its common stock valued at $7,610,147 (based on the closing price on the grant date) for three years in exchange for an annual payment of $375,000, payable in quarterly installments of $93,750. In lieu of cash payment, Latinex may pay the Company in virtual currency of WISE Network S.A. valued at a 50% discount of its offering price of $10 per token.

In the event that Latinex’s required capital decreases below $5,000,000, Latinex is permitted to sell the pledged shares of common stock only in an amount necessary to satisfy such required capital levels, subject to the Company’s consent, which shall not be unreasonably withheld. Upon expiration of the agreement, the remaining shares of common stock were to be returned to the Company free and clear of all liens.

The Company recorded the value of these shares of common stock as a stock loan receivable, presented as a contra-equity account in the accompanying consolidated balance sheets. As of December 31, 2019, the Company wrote off the accrued interest income as Latinex did not perform any payment and the Company has no means to enforce such payment. Latinex agreed in principle to return the pledged 4,006 restricted shares to the Company for cancellation.

As of December 31, 2025, the 4,006 restricted shares had not yet been returned to the Company. Accordingly, the Company has determined that the stock loan receivable is no longer recoverable or exercisable and has written off the balance as of December 31, 2025, with the impact recorded in additional paid-in capital. The Company has instructed the transfer agent to cancel the 4,006 shares held by Latinex, and such cancellation was processed and updated on April 13, 2026.

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

Note 13 – Concentrations

Liquidity risk

The Company has an accumulated deficit of $295,999,160 and has a working capital deficit of $10,647,152 as of December 31, 2025, which raises substantial doubt about its ability to continue as a going concern as the Company does not have sufficient funds to discharge its current liabilities.

Note 14 - Income Taxes

At December 31, 2025 and 2024, the significant components of the deferred tax assets are summarized below:

	December 31,	December 31,
	2025	2024
Deferred income tax asset
Net operating loss carryforwards	$6,776,646	$6,736,778
Total deferred income tax asset	6,776,646	6,736,778
Less: valuation allowance	(6,776,646)	(6,736,778)
Total deferred income tax asset	$—	$—

The valuation allowance increased by $331,244 and decreased by $3,479,332 in 2025 and 2024, respectively, as a result of the Company generating a gain from change in fair value of derivatives and gain from debt modifications.

No income tax expense reflected in the consolidated statements of income for the years 2025 and 2024.

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2025 and 2024 is as follows:

	2025		2024
	Amount	Percent	Amount	Percent
Federal statutory rates	$152,548	21.0%	$4,349,165	21.0%
State income taxes	361	8.84%	1,656,825	8.0%
Permanent differences	(888)	-0.12%	(2,526,658)	-12.2%
Valuation allowance against net deferred tax assets	(152,020)	-29.96%	(3,479,332)	-16.8%
Effective rate	$—	—%	$—	—%

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

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its consolidated statements of operations. There were no interest or penalties accrued as of December 31, 2025 and 2024.

Note 17 - Subsequent Events

The Company has evaluated its operations subsequent to December 31, 2025 to the date these audited consolidated financial statements were available to be issued and determined the following subsequent events and transactions required disclosure in these consolidated financial statements.

VWAV BOCA JV

On January 9, 2026, VisionWave Holdings, Inc. (“VWAV”) entered into a Strategic Joint Venture Agreement (the “Agreement”) with BOCA JOM, LLC (“BOCA”), GBT Tokenize Corp. (“TOKENIZE”), and GBT Technologies, Inc. (“GBT”).

Pursuant to the Agreement, the parties agreed to form a joint venture limited liability company in the State of Nevada (the “JV LLC”) for the purpose of developing, commercializing, and managing designated electronic design automation (EDA), defense, and high-security technology projects (the “Designated Projects”). Certain details regarding the Designated Projects have been omitted due to their confidential and sensitive nature.

This transaction represents a strategic shift in the Company’s business focus into a new line of operations involving advanced technology development and commercialization. As of the date of this report, the JV LLC is in the development and early-stage operational phase, and no revenue has been generated from the Designated Projects.

JV Structure and Ownership

Equity interests in the JV LLC were determined using an internal reference value of $1.0 billion solely to facilitate negotiation of ownership percentages. This internal value is not a statement of the JV’s actual fair market value and was reached without the benefit of an independent third-party valuation or fairness opinion. Accordingly, stockholders and investors are cautioned not to place undue reliance on this figure as an indication of the value of the JV, its assets, or the Company’s interest therein for securities law purposes or otherwise. Ownership of the JV LLC is expected to be allocated among the parties as set forth in the Agreement and related exhibits.

Contributions

●	TOKENIZE will contribute 897,102 shares of VWAV’s common stock and its intellectual property portfolio.

●	GBT will contribute 2,020,500 shares of VWAV’s common stock.

●	BOCA will contribute the Designated Projects.

●	BOCA and the Company will each enter into non-exclusive license agreements granting the JV LLC rights to use certain background intellectual property solely for the Designated Projects.

All contributions of VWAV securities are subject to compliance with applicable securities laws and Nasdaq Listing Rules, including obtaining shareholder approval if required under Nasdaq Rule 5635.

Governance

The JV LLC will be governed by a three-member board, with governance and deadlock resolution mechanisms to be set forth in a separate operating agreement. TOKENIZE and GBT will not participate in management or governance of the JV LLC.

The Agreement provides that VWAV may appoint a director to BOCA’s board. Any appointment of a BOCA designee to the Company’s board would be subject to approval by the VWAV’s independent directors, compliance with Nasdaq rules, and, if applicable, shareholder approval.

Intellectual Property

●	Intellectual property developed by the JV LLC (“Foreground IP”) will be owned by the JV LLC.

●	Each party retains ownership of its independently developed intellectual property.

●	License rights terminate upon termination of the Agreement, subject to limited survival for existing customer obligations.

Termination and Regulatory Matters

The Agreement has an initial term of seven years and includes customary termination rights, including termination if required regulatory approvals (such as CFIUS or export control approvals) are denied.

If no Designated Project generates revenue within twelve months following formation of the JV LLC, the Agreement may be terminated and contributed consideration returned, subject to board-level fiduciary determinations.

The transactions contemplated by the Agreement are subject to customary closing conditions, including receipt of regulatory approvals and execution of the JV LLC operating agreement.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On January 15, 2026 (the “Effective Date”), the Board of Directors (the “Board”) of GBT Technologies, Inc., a Nevada corporation (the “Company”), appointed Patrick Bertagna as Interim Chief Executive Officer of the Company, effective as of the Effective Date. Mr. Bertagna will report to the Board of Directors and will perform duties generally consistent with those of chief executive officers of publicly traded companies with similar businesses.

In connection with his appointment, on January 15, 2026, the Company entered into an Executive Employment Agreement (the “Employment Agreement”) with Mr. Bertagna. The material terms of the Employment Agreement are summarized below (this summary is qualified in its entirety by reference to the full text of the Employment Agreement, which is filed as Exhibit 10.1 hereto and incorporated herein by reference):

●	Term: The initial term is six (6) months from the Effective Date, unless earlier terminated in accordance with the terms of the Employment Agreement.

●	Base Salary: $10,000 per month for the initial six-month term, payable in cash, shares of the Company’s common stock (OTC Pink: GTCH), or a combination thereof, as determined by the Board. Any stock portion is valued at a cost basis of $0.00005 per share (adjusted for splits) and considered earned on the 15th of each applicable month.

●	Performance Bonus: Upon completion of a reverse stock split and the Company’s application for uplisting to a senior exchange, Mr. Bertagna is entitled to receive an additional pre-reverse 1,000,000,000 common shares (or the equivalent post-reverse split), to be issued within ten (10) business days after Board approval and 8-K announcement of the effective reverse split and uplist application.

●	Benefits: Mr. Bertagna is entitled to participate in all benefit programs generally available to other executive employees, including pension/retirement plans, group life insurance, dental, hospitalization, major medical coverage, sick leave, vacation, holidays, long-term disability, and other benefits. He is entitled to one (1) week of paid vacation during the initial six-month term, in addition to standard legal holidays.

●	Business Expenses: Reimbursement for reasonable out-of-pocket business expenses in accordance with Company policies.

●	Other Provisions: The Employment Agreement includes standard provisions regarding termination (including for cause, with a 10-day cure period for certain matters), death, disability, voluntary termination, non-competition (during the term), non-solicitation, confidentiality, indemnification, work product ownership, and governing law (California).

There are no family relationships between Mr. Bertagna and any director or executive officer of the Company. Mr. Bertagna has not been involved in any transaction with the Company that would require disclosure under Item 404(a) of Regulation S-K.

The appointment of Mr. Bertagna as Interim Chief Executive Officer and the entry into the Employment Agreement were approved by the sole director of the Company pursuant to a written consent dated January 15, 2026. In connection with Mr. Bertagna’s engagement, Mr. Murray resigned as Chief Executive Officer.

On February 5, 2026, Mansour Khatib resigned from the Board of Directors (the “Board”) of GBT Technologies, Inc. (the “Company”), effective as of such date. Mr. Khatib’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

On February 6, 2026, immediately prior to Mr. Khatib’s resignation as the sole member of the Board, Patrick Bertagna, the Company’s Interim Chief Executive Officer, was appointed to serve as a director of the Company, effective upon his acceptance of such appointment, which acceptance occurred immediately prior to the filing of a Current Report on Form 8-K. Mr. Bertagna will serve until the Company’s 2026 Annual Meeting of Stockholders, or until his successor is duly elected and qualified, or until his earlier death, resignation, or removal.

There are no family relationships between Mr. Bertagna and any director or executive officer of the Company. Mr. Bertagna has not been involved in any transaction with the Company that would require disclosure under Item 404(a) of Regulation S-K.

The appointment of Mr. Bertagna to the Board was approved by the Board pursuant to a written consent.

Settlement Agreement

On February 5, 2026, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with a service provider. Pursuant to the Settlement Agreement, the Company settled $180,000 in accrued and unpaid legal fees owed to the service provided for services rendered from February 2023 through January 2026 by issuing a Convertible Promissory Note in the principal amount of $180,000 (the “Note”).

The Note matures on June 30, 2027 and bears interest at 8% per annum (increasing to 12% upon an event of default). The Note is convertible at any time, in whole or in part, at the holder’s option, into shares of the Company’s common stock, par value $0.00001 per share, at a conversion price equal to the lower of (i) $0.0001 per share or (ii) 50% of the average of the ten (10) lowest closing bid prices during the ten (10) consecutive trading days immediately preceding the conversion date, provided that the conversion price shall in no event be less than $0.00001 per share (the “Floor Price”). The Note contains customary anti-dilution adjustments for stock splits, dividends and similar events, but the Floor Price is not subject to adjustment. The Note includes a 4.99% beneficial ownership limitation (which may be increased to 9.99% upon 61 days’ prior notice by the holder) and may be prepaid only with the written consent of the holder. Upon issuance of the Note, all claims related to the settled legal fees were fully released by both parties, with no admission of liability.

Changes in Registrant’s Certifying Accountant.

On January 16, 2026, GBT Technologies Inc. (the “Company”) dismissed M.S. Madhava Rao as the Company’s independent registered public accounting firm, due to his announcement of retiring. The dismissal was effective immediately. The decision to change accountants was approved by the Company’s Board of Directors (acting through its sole director) on January 16, 2026. The reports of M.S. Madhava Rao on the Company’s financial statements for the two most recent fiscal years ended December 31, 2024 and December 31, 2023, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company’s two most recent fiscal years ended December 31, 2024 and December 31, 2023, and the subsequent interim period through January 20, 2026, there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) with M.S. Madhava Rao on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of M.S. Madhava Rao, would have caused M.S. Madhava Rao to make reference to the subject matter of the disagreement in connection with its reports on the Company’s financial statements for such periods.

During the Company’s two most recent fiscal years ended December 31, 2024 and December 31, 2023, and the subsequent interim period through January 16, 2026, there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K).

The Company has provided M.S. Madhava Rao with a copy of the disclosures it is making in this Current Report on Form 8-K no later than the day that the disclosures are filed with the U.S. Securities and Exchange Commission. The Company has requested that M.S. Madhava Rao furnish the Company with a letter addressed to the U.S. Securities and Exchange Commission stating whether or not M.S. Madhava Rao agrees with the statements made by the Company in this Current Report on Form 8-K in response to Item 304(a) of Regulation S-K. If M.S. Madhava Rao does not agree with any of the statements of the Company, the letter will state the respects in which it does not agree. The Company will file the letter as an exhibit to this Current Report on Form 8-K or an amendment hereto.

On January 20, 2026, the Company’s Board of Directors (acting through its sole director) approved the engagement of CNGSN & Associates LLP (“CNGSN”) as the Company’s new independent registered public accounting firm to audit the Company’s financial statements for the fiscal year ending December 31, 2025, effective immediately. The engagement letter with CNGSN is dated January 17, 206, and was signed by the Company on January 20, 2026.

During the Company’s two most recent fiscal years ended December 31, 2024 and December 31, 2023, and the subsequent interim period through January 16, 2026, neither the Company nor anyone on its behalf consulted CNGSN regarding either (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that CNGSN concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, or (ii) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K)