Form 10-Q
period 2026-03-31
GBT Technologies Inc.
filed 2026-05-15
CIK 1471781

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commissions file number: 000-54530

GBT TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Nevada	27-0603137
State or other jurisdiction of	I.R.S. Employer Identification Number
incorporation or organization

117 W 9th St, Suite 1214, Los Angeles, CA90015

(Address of principal executive offices)

Issuer ’s telephone number: 213-784-1640

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.00001 par value	22,217,870,775 Common Shares
(Class)	(Outstanding at May 13, 2026)

GBT TECHNOLOGIES INC.

Item 1: Condensed consolidated financial statements

GBT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
Current Assets:
Cash	$262	$595
Fixed Assets	83,637	—
Marketable securities	23	8
Total current assets	83,922	603

Total assets	$83,922	$603

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable – nonrelated party	$749,893	$897,008
Accrued expenses and Accrued interest – nonrelated party	628,906	576,284
Accounts payable – related party	1,146,164	1,146,164
Accrued expenses and Accrued interest – related party	2,139,905	2,117,394
Derivative liabilities	240,000	—
Convertible notes payable, current	5,150,161	5,170,161
Convertible notes payable, related party	474,599	474,599
Note payable, former related party	140,000	140,000
Total current liabilities	10,669,629	10,521,610

Non-Current Liabilities:
Loans payable, noncurrent	350,000	350,000
Notes Payable, noncurrent	19,374	—
Notes payable, noncurrent	83,637	—
Total noncurrent liabilities	453,011	350,000

Total liabilities	11,122,640	10,871,610

Stockholders’ Deficit:
Series B Preferred stock, $0.00001 par value; 20,000,000 shares authorized; 45,000 and 45,000 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Series C Preferred stock, $0.00001 par value; 10,000 shares authorized; 700 and 700 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Series D Preferred stock, $0.00001 par value; 100,000 shares authorized; 0 and 0 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Series G Preferred stock, $0.00001 par value; 2,000,000 shares authorized; 0 and 0 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Series H Preferred stock, $0.00001 par value ($500 stated value); 40,000 shares authorized; 20,000 and 20,000 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Series I Preferred stock, $0.00001 par value ($350 stated value); 1,000 shares authorized; 1,000 and 1,000 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.00001 par value; 30,000,000,000 shares authorized; 22,217,870,775 and 20,217,870,775 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	222,179	202,179
Treasury stock, at cost; 8 shares at March 31, 2026 and December 31, 2025, respectively	(11,059)	(11,059)
Stock loan receivable	—	—
Shares to be cancelled	—	—
Additional paid in capital	286,012,905	286,012,905
Accumulated deficit	(296,184,220)	(295,996,525)
Total stockholders’ deficit	(9,960,195)	(9,792,500)
Non-Controlling Interest	(1,078,523)	(1,078,508)
Total stockholders’ deficit attributable to GBT Technologies, Inc.	(11,038,718)	(10,871,007)
Total liabilities and stockholders’ deficit	$83,922	$603

The accompanying footnotes are an integral part of the unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended March 31,
	2026	2025
Sales	$—	$—
Total sales	—	—
Cost of Goods Sold	—	—
Gross Profit	—	—
Operating expenses:
General and administrative	54	3,161
Professional	7,241	—
Total operating expenses	7,295	3,161
Loss from operations	(7,295)	(3,161)
Other income (expense):
Change in fair value of derivative liability	120,000	—
Interest expense and financing costs	(300,430)	(97,924)
Change in fair value of marketable securities	15	(1,315)
Total other income (expense)	(180,415)	(99,239)
Profit (Loss) before income taxes	(187,710)	(102,400)
Income tax expense	—	—
Profit (Loss) from continuing operations	(187,710)	(102,400)
Net Income (Loss)	$(187,710)	$(102,400)

Less: net loss attributable to the noncontrolling interest	(15)	(1,191)
Net loss attributable to GTB Technologies Inc.	$(187,695)	$(101,209)

Weighted average common shares outstanding:
Basic	21,734,354,291	16,813,229,180
Diluted	663,507,515,446	608,088,756,361
Net Income (Loss) per share (basic and diluted):
Basic	$(0.00)	$(0.00)
Diluted	(0.00)	(0.00)

The accompanying footnotes are an integral part of the unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series H Convertible Preferred Stock		Series I Convertible Preferred Stock		Common Stock		Treasury Stock		Share to be Cancelled		Stock Loan	Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Interest	Deficit
Balance, December 31, 2024	45,000	$—	700	$—	20,000	$—	1,000	$—	16,813,229,180	$168,133	8	$(11,059)	$1,032	$(632,000)	$(7,610,147)	$294,255,052	$(295,278,233)	$(1,075,865)	$(10,184,119)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(101,209)	(1,191)	(102,400)
Balance, March 31, 2025	45,000	$—	700	$—	20,000	$—	1,000	$—	16,813,229,180	$168,133	8	$(11,059)	1,032	$(632,000)	$(7,610,147)	$294,255,052	$(295,379,442)	$(1,077,056)	$(10,286,519)

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series H Convertible Preferred Stock		Series I Convertible Preferred Stock		Common Stock		Treasury Stock		Share to be Cancelled		Stock Loan	Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Interest	Deficit
Balance, December 31, 2025	45,000	$—	700	$—	20,000	$—	1,000	$—	20,217,870,775	$202,179	8	$(11,059)	$1,032	$—	$—	$286,012,905	$(295,996,525)	$(1,078,507)	$(10,871,007)
Common stock issued for conversions	—	—	—	—	—	—	—	—	2,000,000,000	20,000.00	—	—	—	—	—	—	—	—	20,000
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(187,695)	(15)	(187,711)
Balance, March 31, 2026	45,000	$—	700	$—	20,000	$—	1,000	$—	22,217,870,775	$222,179	8	$(11,059)	$1,032	$—	$—	$286,012,905	$(296,184,220)	$(1,078,522)	$(11,038,718)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities:
Net Income (loss)	$(187,710)	$(102,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	19,374	—
Change in fair value of derivative liability	(120,000)	—
Change in fair value of market equity security	(15)	1,316
Debt discount exceed of face value	(180,000)	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(94,494)	81,735
Accounts payable and accrued expenses - RP	202,512	19,368
Net cash provided by (used in) operating activities	(333)	19

Net changes in cash	(333)	19

Cash, beginning of period	595	125

Cash, end of period	$262	$144

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

Supplemental non-cash investing and financing activities
Debt discount related to convertible debt	$360,000	$—
Shares issued for conversion of convertible debt	$(20,000)	$—
Equipment acquired through issuance of note payable	$83,627	$—

 The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025 (Unaudited)

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

On January 9, 2026 , VisionWave Holdings, Inc. (“VWAV”) entered into a Strategic Joint Venture Agreement (the “Agreement”) with BOCA JOM, LLC (“BOCA”), GBT Tokenize Corp. (“TOKENIZE”), and GBT Technologies, Inc. (“GBT”).

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

Note 2 – Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has an accumulated deficit of $296,184,220 and has a working capital deficit of $10,585,707 as of March 31, 2026, which raises substantial doubt about its ability to continue as a going concern.

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

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly liquid debt instruments with original maturities of three months or less. As of March 31, 2026 and December 31, 2025, the Company did not have any cash equivalents.

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

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its FV and is then re-valued at each reporting date, with changes in the FV reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a binomial option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of March 31, 2026 and December 31, 2025, the Company recorded derivative liabilities of 240,000 and 0, respectively, associated with convertible notes payable due to all the conversion features.

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

At March 31, 2026 and December 31, 2025, the Company identified the following liabilities that are required to be presented on the balance sheet at FV:

	Fair Value	Fair Value Measurements at
	As of	December 31, 2025
Description	December 31, 2025	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$—	$—	$—	$—

	Fair Value	Fair Value Measurements at
	As of	March 31, 2026
Description	March 31, 2026	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$240,000	$240,000	$—	$—

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

	March 31, 2026	December 31, 2025
Basic outstanding common stock	22,217,870,775	20,217,870,775
Series B preferred stock	150,000	150,000
Series C preferred stock	385,000	385,000
Series H preferred stock	1,000,000	1,000,000
Series I preferred stock	10,000,000,000	10,000,000,000
Convertible notes	631,288,109,671	623,636,065,729
Total	663,507,515,446	653,855,471,504

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of March 31, 2026, through the date which the condensed consolidated financial statements are issued. Based upon the review, other than described in Note 14 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

Note 4 – Marketable Securities

	March 31, 2026	December 31, 2025
Marketable Securities from MetAlert Inc.	23	8
Total Fair Value of Marketable Securities	$23	$8

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

As of March 31, 2026 and December 31, 2025, the marketable security had a fair value of $23 and $8, respectively.

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

Although the investment was impaired, the product development is still ongoing. The carrying amount of this investment at March 31, 2026 and December 31, 2025 was $0, respectively.

Note 6 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at March 31, 2026 and December 31, 2025 consist of the following:

	March 31, 2026	December 31, 2025
Accounts payable	$749,893	$897,008
Accrued interest	628,906	576,284
Total	$1,378,799	$1,473,292

Accounts payable consisted of $490,044 aged outstanding balances due to three vendors over 2 years.

The increase in accrued liabilities was due to the accrued interest of convertible notes and loan from SBA.

	March 31, 2026	December 31, 2025
Accounts payable – related parties	$1,146,164	$1,146,164
Accrued interest - related parties	2,139,905	233,650
Other payables - related parties	1,891,101	1,883,744
Total	$3,286,070	$3,263,558

Accounts payable – related parties consisted of approximately $880,000 aged outstanding balances due to three major related parties for business purpose over 2 years.

Accrued interest – related parties consisted of unpaid interest from related parties note payable as of March 31, 2026.

Other payables consisted of approximately $1,891,101 advanced payments from three of the related parties for business purposes.

Note 7 – Convertible Notes Payable, Non-related Parties

Convertible notes payable – nonrelated parties at March 31, 2026 and December 31, 2025 consist of the following:

	March 31,	December 31,
	2026	2025
Convertible note payable to Igor 1 Corp.	$4,812,411	$4,812,411
Convertible notes payable to Glen Eagle	337,750	357,750
Convertible notes payable to Fleming PLLC	180,000	—
Total convertible notes payable, non-related parties	5,330,161	5,170,161
Unamortized debt discount	(160,626)	—
Convertible notes payable – nonrelated parties	5,169,535	5,170,161
Less current portion	(5,150,161)	(5,170,161)
Convertible notes payable – nonrelated parties, long-term portion	$19,374	$—

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

As of March 31, 2026 and December 31, 2025, the note had an outstanding balance of $4,818,411 and $4,812,411, and accrued interest of $506,042 and $434,845, respectively.

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

As of March 31, 2026 and December 31, 2025, the consolidated convertible note had an outstanding balance of $337,750 and $375,000 and an accrued interest of $44,664 and $35,466, respectively.

Fleming PLLC

On February 5, 2026, the Company entered into a settlement agreement with Fleming PLLC, a New York professional limited liability company, to settle and resolve the legal services to the Company which has issued an invoice dated January 21, 2026 in the total amount of $180,000 for services rendered from February 2023 through January 2026. In consideration for the settlement of the outstanding amount, the Company has agreed to issue a convertible promissory note in the principal amount of $180,000 to Fleming PLLC. The principal amount shall bear interest at the rate of 8% per annum, with a maturity date on June 30, 2027. The Note is convertible at any time, in whole or in part, at the holder’s option, into shares of the Company’s common stock, par value $0.00001 per share, at a conversion price equal to the lower of (i) $0.0001 per share or (ii) 50% of the average of the ten (10) lowest closing bid prices during the ten (10) consecutive trading days immediately preceding the conversion date, provided that the conversion price shall in no event be less than $0.00001 per share (the “Floor Price”). The Note contains customary anti-dilution adjustments for stock splits, dividends and similar events, but the Floor Price is not subject to adjustment. The Note includes a 4.99% beneficial ownership limitation (which may be increased to 9.99% upon 61 days’ prior notice by the holder) and may be prepaid only with the written consent of the holder. Upon issuance of the Note, all claims related to the settled legal fees were fully released by both parties, with no admission of liability.

As of March 31, 2026 and December 31, 2025, the convertible note had an outstanding balance of $180,000 and $0 and an accrued interest of $2,170 and $0, respectively.

Note 8 – Loan Payable, Non-related Parties

Loan payable, non-related parties at March 31, 2026 and December 31, 2025 consist of the following:

	March 31,	December 31,
	2026	2024
SBA loan	$350,000	350,000
Glen Eagle Promissory Note	83,637	—
Total loan payable	433,637	350,000
Unamortized debt discount	—	—
Loan payable, net of debt discount		350,000
Less current portion	—	—
Loan payable, long-term portion	$433,637	$350,000

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

The current portion of principal balance of the loan at March 31, 2026 and December 31, 2025 was $83,637 and $0 plus accrued interest of $76,030 and $72,349, respectively. The noncurrent portion of principal balance of the note at March 31, 2026 and December 31, 2025 was $350,000 and $350,000, respectively. The Company did not make any payment on the loan and seeking hardship from the SBA for reduce payment which was not yet addressed by the SBA.

Note 9 – Note Payable, Non-related Parties

Glen Eagle Promissory Note

On February 6, 2026, the Company entered into a promissory note agreement with Glen Eagles Acquisition L.P., a Delaware limited partnership in the total principal amount of $83,636. The note bears interest at 3.66% per annum and is due after one year anniversary.

As of March 31, 2026 and December 31, 2025, the promissory note had an outstanding balance of $83,636 and $0, and an accrued interest of $444 and $0, respectively.

Note 10 – Related Party Transactions

Convertible notes payable – related parties at March 31, 2026 and December 31, 2025 consist of the following:

	March 31,	December 31,
	2026	2025
Convertible note payable to Stanley Hills	474,599	474,599
Unamortized debt discount	—	—
Convertible notes payable, net, related party	474,599	474,599
Less current portion	(474,599)	(474,599)
Convertible notes payable, net, related party, long-term portion	$—	$—

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

As of March 31, 2026 and December 31, 2025, the principal balance of Stanley debt was $474,599 and $474,599 respectively. The unpaid interest of the Stanley debt at March 31, 2026 and December 31, 2025 was $168,550 and $156,847, respectively.

Notes payable, related party at March 31, 2026 and December 31, 2025 consist of the following:

	March 31,	December 31,
	2026	2025
Alpha Eda Note payable	$140,000	$140,000
Total notes payable, related party	140,000	140,000
Unamortized debt discount	—	—
Notes payable, net, related party	140,000	140,000
Less current portion	(140,000)	(140,000)
Notes payable, net, related party, long-term portion	$—	$—

Alpha Eda

On November 15, 2020, the Company issued a promissory note to Alpha Eda, LLC (“Alpha”), a related party for $140,000. The note accrues interest at 10%, is unsecured and was due on September 30, 2021. On December 31, 2024 Alpha and the Company extended the note maturity to December 31, 2025. The balance of the note at March 31, 2026 and December 31, 2025 was $140,000 and $140,000 plus accrued interest of $80,225 and $76,803, respectively.

Note 11 - Stockholders’ Equity

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

During the year ended December 31, 2024, the Company had the following transactions in its common stock:

●	Of 6,559,534,118 shares issued for the conversion of convertible notes of $555,680 and accrued interest of $1,880.

During the year ended December 31, 2025, the Company had the following transactions in its common stock:

●	Of 3,404,641,595 shares issued for the conversion of convertible notes of $34,046.

During the three months ended March 31, 2026, the Company had the following transactions in its common stock:

●	Of 2,000,000,000 shares issued for the conversion of convertible notes of $20,000.

As of March 31, 2026 and December 31, 2025, there were 22,217,870,775 and 20,217,870,775 shares   of common stock issued and outstanding, respectively.

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

As of March 31, 2026 and December 31, 2025, there were 45,000 and 45,000 Series B Preferred Shares outstanding, respectively.

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

At March 31, 2026 and December 31, 2025, GV owns 700 and 700 Series C Preferred Shares, respectively.

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

As of March 31, 2026 and December 31, 2025, there are 20,000 and 20,000 shares of Series H Preferred Shares outstanding, respectively.

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

As of March 31, 2026 and December 31, 2025, there are 1,000 and 1,000 shares of Series I Preferred Shares outstanding, respectively.

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

As of March 31, 2026 and December 31, 2025, the Company has 8 and 8 treasury stock on a cost basis of $11,059, respectively.

As of March 31, 2026 and December 31, 2025, the Company has 1,032 and 1,032 shares to be cancelled on a cost basis of $632,000, respectively.

Note 12 - Legal Proceedings

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business. There is currently no litigation that management believes will have a material impact on the financial position of the Company.

Note 13 - Contingencies

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

Note 14 – Concentrations

Liquidity risk

The Company has an accumulated deficit of $296,184,220 and has a working capital deficit of $10,585,707 as of March 31, 2026, which raises substantial doubt about its ability to continue as a going concern as the Company does not have sufficient funds to discharge its current liabilities.

Note 15 - Subsequent Events

The Company has evaluated its operations subsequent to March 31, 2026 to the date these unaudited consolidated financial statements were available to be issued and determined the following subsequent events and transactions required disclosure in these consolidated financial statements.

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

This section of the report should be read together with Footnotes of the Company audited financials for the year ended December 31, 2024, the unaudited statements of operations for the three months ended March 31, 2026 and 2025 are compared in the sections below.

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

Results of Operations:

Three Months Ended March 31, 2026 and 2025

A comparison of the statements of operations for the three months ended March 31, 2026 and 2025 is as follows  :

	Three Months Ended March 31,		Change
	2026	2025	$	%
Operating expenses	7,295	3,161	4,134	131%
Loss from operations	(7,295)	(3,161)
Other income (expenses)	(180,415)	(99,239)	(81,176)	82%
Income (Loss) before provision for income taxes	(181,710)	(102,400)	(85,310)	83%
Provision for income taxes	—	—	—	—
Net Income (Loss)	$(181,710)	$(102,400)	(85,310)	83%

Operating expenses for the three months ended March 31, 2026 were $7,295, compared to $3,161 for the same period in 2025. The increase of $4,134 or 131% was principally due to the audit and consulting fees incurred in the three months ended March 31, 2026.

Other income (expense) for the three months ended March 31, 2026 was $(180,415), an increase of $81,176 or 82% from expense of $(99,239) for the same period in 2025. The change is mainly due to an increase in derivative liabilities and amortization of debt discount.

Net income (loss) for the three months ended March 31, 2026 was $(181,710) compared to $(102,400) for the same period in 2025 due to the factors described above.

Liquidity and Capital Resources

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of 296,184,220 and has a working capital deficit of $10,585,707 as of March 31, 2026, which raises substantial doubt about its ability to continue as a going concern.

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

Our cash and cash equivalent were $262 and $144 at March 31, 2026 and 2025, respectively. Cash provided by (used in) operating activities during the period ended March 31, 2026 was $333 compared to $19 during the same period in 2025. The amount provided by operating activities for the period ended March 31, 2026 was primarily related to a net loss of $187,710, change in fair value of derivative liability of 120,000, change of accounts payable of $94,494 and offset by debt discount exceed of face value of 180,000 and accounts payable – related parties of $202,512. Our working capital position changed by going from a working capital deficit of $10,521,007 at December 31, 2025 to a working capital deficit of $10,585,707 at March 31, 2026.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the nine months ended March 31, 2026, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2026. Based on this assessment, management believes that as of March 31, 2026, our internal control over financial reporting is not effective based on those criteria.

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

OUR RESULTS OF OPERATIONS HAVE NOT RESULTED IN PROFITABILITY AND WE MAY NOT BE ABLE TO ACHIEVE PROFITABILITY GOING FORWARD

The Company does not accrue or capitalize development costs (or any costs to this effect) and expense it to its profit and loss statements as required by US GAAP. As such, the Company incurred a net loss of $187,710 for the three months ended March 31, 2026. If we incur additional significant operating losses, our stock price, may decline, perhaps significantly. Our management is developing plans to alleviate the negative trends and conditions described above. Our business plan is speculative and unproven. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will be able to curtail our losses now or in the future. Further, as we are an emerging enterprise, we expect that net losses will continue, and our working capital deficiency will increase.

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

The Company had a stockholders’ deficit of $9,960,195 and an accumulated deficit of $296,184,220 at March 31, 2026.

WE WILL REQUIRE ADDITIONAL CAPITAL TO SUPPORT BUSINESS GROWTH, AND THIS CAPITAL MIGHT NOT BE AVAILABLE ON ACCEPTABLE TERMS, IF AT ALL.

We intend to continue to make investments to support our business growth and we will require additional funds to respond to business challenges, including the need to develop new features and products or enhance our existing products, improve our operating infrastructure or acquire complementary businesses and technologies. Further, we need additional capital to continue operations. Accordingly, we need to engage in equity or debt financing to secure additional funds. We expect that we have sufficient capital to maintain operations through the year 2026. In order to fully implement our business plan, we will need to raise about $10,000,000 If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business may be harmed.

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

Of the 22,217,870,775 shares of our Common Stock outstanding as of the date of this Report, approximately 766,217,939 are restricted and 21,451,652,836 shares are freely tradable without restriction pursuant to Rule 144. Any substantial sale of our Common Stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our Common Stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2026, the Company issued 2,000,000,000 shares issued for the conversion of convertible notes of $20,000.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended March 31, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

GBT TECHNOLOGIES INC.

Date: May 15, 2026	By:	/s/ Patrick Bertagna
	Name:	Patrick Bertagna
	Title:	Chief Executive Officer, Chief Financial Officer, and Director