Form 10-Q
period 2026-06-30
GBT Technologies Inc.
filed 2026-08-20
CIK 1471781

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.00001 par value	24,417,866,769 Common Shares
(Class)	(Outstanding at August 19, 2026)

GBT TECHNOLOGIES INC.

Item 1: Condensed consolidated financial statements

GBT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Current Assets:
Cash	$—	$595
Fixed Assets	83,637	—
Marketable securities	15	8
Total current assets	83,652	603

Total assets	$83,652	$603

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable – nonrelated party	$739,812	$897,008
Accrued expenses and Accrued interest – nonrelated party	716,738	576,284
Accounts payable – related party	1,146,164	1,146,164
Accrued expenses and Accrued interest – related party	2,182,930	2,117,394
Bank overdraft	40	—
Derivative liabilities	412,800	—
Convertible notes payable, current	5,140,161	5,170,161
Convertible notes payable, related party	474,599	474,599
Note payable, former related party	140,000	140,000
Total current liabilities	10,953,244	10,521,610

Non-Current Liabilities:
Loans payable, noncurrent	350,000	350,000
Convertible notes payable, Non current	51,429	—
Notes payable, noncurrent	83,637	—
Total noncurrent liabilities	485,066	350,000

Total liabilities	11,438,310	10,871,610

Stockholders’ Deficit:
Series B Preferred stock, $0.00001 par value; 20,000,000 shares authorized; 45,000 and 45,000 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Series C Preferred stock, $0.00001 par value; 10,000 shares authorized; 700 and 700 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Series D Preferred stock, $0.00001 par value; 100,000 shares authorized; 0 and 0 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Series G Preferred stock, $0.00001 par value; 2,000,000 shares authorized; 0 and 0 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Series H Preferred stock, $0.00001 par value ($500 stated value); 40,000 shares authorized; 20,000 and 20,000 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Series I Preferred stock, $0.00001 par value ($350 stated value); 1,000 shares authorized; 1,000 and 1,000 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.00001 par value; 30,000,000,000 shares authorized; 24,417,866,769 and 20,217,870,775 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	244,179	202,179
Treasury stock, at cost; 8 shares at June 30, 2026 and December 31, 2025, respectively	(11,059)	(11,059)
Additional paid in capital	286,060,905	286,012,905
Accumulated deficit	(296,570,132)	(295,996,525)
Total stockholders’ deficit	(10,236,107)	(9,792,500)
Non-Controlling Interest	(1,078,552)	(1,078,508)
Total stockholders’ deficit attributable to GBT Technologies, Inc.	(11,354,658)	(10,871,007)
Total liabilities and stockholders’ deficit	$83,652	$603

The accompanying footnotes are an integral part of the unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months ended June 30,		Six Months ended June 30,
	2026	2025	2026	2025
Operating expenses:
General and administrative expenses	$5	$5,760	$59	$8,921
Professional expenses	77,623	108,250	84,864	108,250
Total operating expenses	77,628	114,010	84,923	117,171

Loss from operations	(77,628)	(114,010)	(84,923)	(117,171)

Other income (expense):
Change in fair value of derivative liability	(172,800)	—	(52,800)	—
Interest expense and financing costs	(135,506)	(101,390)	(435,936)	(199,314)
Change in fair value of marketable securities	(7)	(154)	8	(1,469)
Total other income (expense)	(308,313)	(101,544)	(488,728)	(200,783)

Income (loss) before income taxes	(385,941)	(215,554)	(573,651)	(317,954)

Income tax expense	—	—	—	—

Income (loss) from continuing operations	(385,941)	(215,554)	(573,651)	(317,954)

Net income (loss)	$(385,941)	$(215,554)	$(573,651)	$(317,954)

Less: net (loss) income attributable to the noncontrolling interest	(29)	(776)	(44)	(1,966)

Net income (loss) attributable to GTB Technologies Inc.	(385,912)	(214,778)	(573,607)	(315,988)

Weighted average common shares outstanding:
Basic	22,657,431,215	17,016,262,779	22,415,672,973	16,915,873,944
Diluted	672,265,364,607	637,498,005,791	672,265,364,607	6,374,980,057,913
Net loss per share (basic and diluted):
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	(0.00)	(0.00)	(0.00)	(0.00)

The accompanying footnotes are an integral part of the unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series H Convertible Preferred Stock		Series I Convertible Preferred Stock		Common Stock		Treasury Stock		Share to be Cancelled		Stock Loan	Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Interest	Deficit
Balance, December 31, 2024	45,000	—	700	—	20,000	—	1,000	—	16,813,229,180	168,133	8	(11,059)	1,032	(632,000)	(7,610,147)	294,255,052	(295,278,233)	(1,075,865)	(10,184,119)

Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(101,209)	(1,191)	(102,400)

Balance, March 31, 2025	45,000	—	700	—	20,000	—	1,000	—	16,813,229,180	168,133	8	(11,059)	1,032	(632,000)	(7,610,147)	294,255,052	(295,379,442)	(1,077,056)	(10,286,519)

Common stock issued for conversions	—	—	—	—	—	—	—	—	1,679,641,595	16,796	—	—	—	—	—	—	—	—	16,796
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(214,778)	(776)	(215,554)

Balance, June 30, 2025	45,000	—	700	—	20,000	—	1,000	—	18,492,870,775	184,929	8	(11,059)	1,032	(632,000)	(7,610,147)	294,255,052	(295,594,221)	(1,077,831)	(10,485,277)

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series H Convertible Preferred Stock		Series I Convertible Preferred Stock		Common Stock		Treasury Stock		Share to be Cancelled		Stock Loan	Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Interest	Deficit
Balance, December 31, 2025	45,000	—	700	—	20,000	—	1,000	—	20,217,870,775	202,179	8	(11,059)	1,032	—	—	286,012,905	(295,996,525)	(1,078,507)	(10,871,007)

Common stock issued for conversions	—	—	—	—	—	—	—	—	2,000,000,000	20,000	—	—	—	—	—	—	—	—	20,000
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(187,695)	(15)	(187,710)

Balance, March 31, 2026	45,000	—	700	—	20,000	—	1,000	—	22,217,870,775	222,179	8	(11,059)	1,032	—	—	286,012,905	(296,184,220)	(1,078,523)	(11,038,718)

Common stock issued for conversions	—	—	—	—	—	—	—	—	1,000,000,000	10,000	—	—	—	—	—	—	—	—	10,000
Common stock issued for compensation	—	—	—	—	—	—	—	—	1,200,000,000	12,000	—	—	—	—	—	48,000	—	—	60,000
Cancellation of shares	—	—	—	—	—	—	—	—	(4,006)	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(385,912)	(29)	(385,941)

Balance, June 30, 2026	45,000	—	700	—	20,000	—	1,000	—	24,417,866,769	244,179	8	(11,059)	1,032	—	—	286,060,905	(296,570,132)	(1,078,552)	(11,354,658)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT TECHNOLOGIES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities:
Net Income (loss)	$(573,651)	$(317,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	51,429	—
Change in fair value of derivative liability	52,800	—
Change in fair value of market equity security	(7)	1,470
Debt discount exceed of face value	180,000	—
Stock based compensation	60,000	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(16,742)	296,635
Accounts payable and accrued expenses - RP	245,536	19,724
Net cash provided by (used in) operating activities	(635)	(125)

Cash Flows From Financing Activities:
Bank overdraft	40	—
Net cash provided by (used in) operating activities	40	—

Net changes in cash	(595)	(125)

Cash, beginning of period	595	125

Cash, end of period	$—	$—

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

Supplemental non-cash investing and financing activities
Debt discount related to convertible debt	$360,000	$—
Shares issued for conversion of convertible debt	$30,000	$16,796
Equipment acquired through issuance of note payable	$83,627	$—

 The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

GBT Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025 (Unaudited)

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

Note 2 – Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has an accumulated deficit of $296,570,132 and has a working capital deficit of $10,869,592 as of June 30, 2026, which raises substantial doubt about its ability to continue as a going concern.

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

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly liquid debt instruments with original maturities of three months or less. As of June 30, 2026 and December 31, 2025, the Company did not have any cash equivalents.

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

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its FV and is then re-valued at each reporting date, with changes in the FV reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a binomial option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of June 30, 2026 and December 31, 2025, the Company recorded derivative liabilities of 412,800 and 0, respectively, associated with convertible notes payable due to all the conversion features.

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

At June 30, 2026 and December 31, 2025, the Company identified the following liabilities that are required to be presented on the balance sheet at FV:

Description	Fair Value As of December 31, 2025	Fair Value Measurements at December 31, 2025 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$—	$—	$—	$—

Description	Fair Value As of June 30, 2026	Fair Value Measurements at June 30, 2026 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$412,800	$412,800	$—	$—

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

	June 30, 2026	December 31, 2025
Basic outstanding common stock	24,417,866,769	20,217,870,775
Series B preferred stock	150,000	150,000
Series C preferred stock	385,000	385,000
Series H preferred stock	1,000,000	1,000,000
Series I preferred stock	10,000,000,000	10,000,000,000
Convertible notes	637,845,962,838	623,636,065,729
Total	672,265,364,607	653,855,471,504

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of June 30, 2026, through the date which the condensed consolidated financial statements are issued. Based upon the review, other than described in Note 14 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

Note 4 – Marketable Securities

	June 30, 2026	December 31, 2025
Marketable Securities from MetAlert Inc.	15	8
Total Fair Value of Marketable Securities	$15	$8

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

As of June 30, 2026 and December 31, 2025, the marketable security had a fair value of $15 and $8, respectively.

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

Although the investment was impaired, the product development is still ongoing. The carrying amount of this investment at June 30, 2026 and December 31, 2025 was $0, respectively.

Note 6 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2026 and December 31, 2025 consist of the following:

	June 30, 2026	December 31, 2025
Accounts payable	$739,812	$897,008
Accrued interest	716,738	576,284
Total	$1,456,553	$1,473,292

Accounts payable consisted of $490,044 aged outstanding balances due to three vendors over 2 years.

The increase in accrued liabilities was due to the accrued interest of convertible notes and loan from SBA.

	June 30, 2026	December 31, 2025
Accounts payable – related parties	$1,146,164	$1,146,164
Accrued interest - related parties	264,127	233,650
Other payables - related parties	1,918,803	1,883,744
Total	$3,329,094	$3,263,558

Accounts payable – related parties consisted of approximately $880,000 aged outstanding balances due to three major related parties for business purpose over 2 years.

Accrued interest – related parties consisted of unpaid interest from related parties note payable as of June 30, 2026.

Other payables consisted of approximately $1,904,353 advanced payments from three of the related parties for business purposes.

Note 7 – Convertible Notes Payable, Non-related Parties

Convertible notes payable – nonrelated parties at June 30, 2026 and December 31, 2025 consist of the following:

	June 30,	December 31,
	2026	2025
Convertible note payable to Igor 1 Corp.	$4,812,411	$4,812,411
Convertible notes payable to Glen Eagle	327,750	357,750
Convertible notes payable to Fleming PLLC	180,000	—
Total convertible notes payable, non-related parties	5,320,161	5,170,161
Unamortized debt discount	(128,571)	—
Convertible notes payable – nonrelated parties	5,191,590	5,170,161
Less current portion	(5,140,161)	(5,170,161)
Convertible notes payable – nonrelated parties, long-term portion	$51,429	$—

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

As of June 30, 2026 and December 31, 2025, the note had an outstanding balance of $4,818,411 and $4,812,411, and accrued interest of $577,940 and $434,845, respectively.

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

During the six months ended June 30, 2026, Glen Eagle converted $30,000 of the convertible note into 3,000,000,000 shares of the Company’s common stock.

As of June 30, 2026 and December 31, 2025, the consolidated convertible note had an outstanding balance of $327,750 and $375,000 and an accrued interest of $52,012 and $35,466, respectively.

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

As of June 30, 2026 and December 31, 2025, the convertible note had an outstanding balance of $180,000 and $0 and an accrued interest of $5,760 and $0, respectively.

Note 8 – Loan Payable, Non-related Parties

Loan payable, non-related parties at June 30, 2026 and December 31, 2025 consist of the following:

	June 30,	December 31,
	2026	2024
SBA loan	$350,000	350,000
Glen Eagle Promissory Note	83,637	—
Total loan payable	433,637	350,000
Unamortized debt discount	—	—
Loan payable, net of debt discount		350,000
Less current portion	—	—
Loan payable, long-term portion	$433,637	$350,000

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

The current portion of principal balance of the loan at June 30, 2026 and December 31, 2025 was $83,637 and $0 plus accrued interest of $80,065 and $72,349, respectively. The noncurrent portion of principal balance of the note at June 30, 2026 and December 31, 2025 was $350,000 and $350,000, respectively. The Company did not make any payment on the loan and seeking hardship from the SBA for reduce payment which was not yet addressed by the SBA.

Note 9 – Note Payable, Non-related Parties

Glen Eagle Promissory Note

On February 6, 2026, the Company entered into a promissory note agreement with Glen Eagles Acquisition L.P., a Delaware limited partnership in the total principal amount of $83,636. The note bears interest at 3.66% per annum and is due after one year anniversary.

As of June 30, 2026 and December 31, 2025, the promissory note had an outstanding balance of $83,636 and $0, and an accrued interest of $1,208 and $0, respectively.

Note 10 – Related Party Transactions

Convertible notes payable – related parties at June 30, 2026 and December 31, 2025 consist of the following:

	June 30,	December 31,
	2026	2025
Convertible note payable to Stanley Hills	474,599	474,599
Unamortized debt discount	—	—
Convertible notes payable, net, related party	474,599	474,599
Less current portion	(474,599)	(474,599)
Convertible notes payable, net, related party, long-term portion	$—	$—

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

As of June 30, 2026 and December 31, 2025, the principal balance of Stanley debt was $474,599 and $474,599 respectively. The unpaid interest of the Stanley debt at June 30, 2026 and December 31, 2025 was $180,382 and $156,847, respectively.

Notes payable, related party at June 30, 2026 and December 31, 2025 consist of the following:

	June 30,	December 31,
	2026	2025
Alpha Eda Note payable	$140,000	$140,000
Total notes payable, related party	140,000	140,000
Unamortized debt discount	—	—
Notes payable, net, related party	140,000	140,000
Less current portion	(140,000)	(140,000)
Notes payable, net, related party, long-term portion	$—	$—

Alpha Eda

On November 15, 2020, the Company issued a promissory note to Alpha Eda, LLC (“Alpha”), a related party for $140,000. The note accrues interest at 10%, is unsecured and was due on September 30, 2021. On December 31, 2024 Alpha and the Company extended the note maturity to December 31, 2025. The balance of the note at June 30, 2026 and December 31, 2025 was $140,000 and $140,000 plus accrued interest of $83,745 and $76,803, respectively.

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

During the year ended December 31, 2024, the Company had the following transactions in its common stock:

●	Of 6,559,534,118 shares issued for the conversion of convertible notes of $555,680 and accrued interest of $1,880.

During the year ended December 31, 2025, the Company had the following transactions in its common stock:

●	Of 3,404,641,595 shares issued for the conversion of convertible notes of $34,046.

During the three months ended March 31, 2026, the Company had the following transactions in its common stock:

●	Of 2,000,000,000 shares issued for the conversion of convertible notes of $20,000.

 During the three months ended June 30, 2026, the Company had the following transactions in its common stock:

●	Of 1,000,000,000 shares issued for the conversion of convertible notes of $10,000.

●	Of 1,200,000,000 shares issued for the stock compensation at fair value of $120,000.

●	Of 4,006 shares were cancelled.

As of June 30, 2026 and December 31, 2025, there were 24,417,866,769 and 20,217,870,775 shares of common stock issued and outstanding, respectively.

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

As of June 30, 2026 and December 31, 2025, there were 45,000 and 45,000 Series B Preferred Shares outstanding, respectively.

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

At June 30, 2026 and December 31, 2025, GV owns 700 and 700 Series C Preferred Shares, respectively.

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

As of June 30, 2026 and December 31, 2025, there are 20,000 and 20,000 shares of Series H Preferred Shares outstanding, respectively.

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

As of June 30, 2026 and December 31, 2025, there are 1,000 and 1,000 shares of Series I Preferred Shares outstanding, respectively.

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

As of June 30, 2026 and December 31, 2025, the Company has 8 and 8 treasury stock on a cost basis of $11,059, respectively.

As of June 30, 2026 and December 31, 2025, the Company has 1,032 and 1,032 shares to be cancelled on a cost basis of $632,000, respectively.

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

Note 14 – Concentrations

Liquidity risk

The Company has an accumulated deficit of $296,570,132 and has a working capital deficit of $10,869,592 as of June 30, 2026, which raises substantial doubt about its ability to continue as a going concern as the Company does not have sufficient funds to discharge its current liabilities.

Note 15 - Subsequent Events

The Company has evaluated its operations subsequent to June 30, 2026 to the date these unaudited consolidated financial statements were available to be issued and determined the following subsequent events and transactions required disclosure in these consolidated financial statements.

On July 15, 2026, Patrick Bertagna’s employment agreement as the Company’s Interim Chief Executive Officer expired, and Mr. Bertagna concurrently resigned from the Company’s Board of Directors. Prior to his resignation, Mr. Bertagna appointed Minh Collins, President of Cube X Media Corporation, a wholly owned subsidiary of the Company, to serve as a director of the Company and as the Company’s Chief Executive Officer, effective July 16, 2026. Mr. Bertagna’s departure was not the result of any disagreement with the Company regarding its operations, policies, or practices.

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

This section of the report should be read together with Footnotes of the Company audited financials for the year ended December 31, 2025, the unaudited statements of operations for the three and six months ended June 30, 2026 and 2025 are compared in the sections below.

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

Results of Operations:

Three Months Ended June 30, 2026 and 2025

A comparison of the statements of operations for the three months ended June 30, 2026 and 2025 is as follows :

	Three Months Ended June 30,		Change
	2026	2025	$	%
Operating expenses	77,628	114,010	(36,382)	-32%
Loss from operations	(77,628)	(114,010)
Other income (expenses)	(308,313)	(101,544)	206,769	204%
Income (Loss) before provision for income taxes	(385,941)	(215,554)	170,387	79%
Provision for income taxes	—	—	—	—
Net Income (Loss)	$(385,941)	$(215,554)	170,387	79%

Operating expenses for the three months ended June 30, 2026 were $77,628, compared to $114,010 for the same period in 2025, representing a decrease of $36,382, or 32%. The decrease was primarily attributable to the absence of marketing expenses during the three months ended June 30, 2026, as the Company reduced its marketing activities due to liquidity constraints.

Other income (expense) for the three months ended June 30, 2026 was $(308,313), an increase of $206,769 or 204% from expense of $(101,544) for the same period in 2025. The change is mainly due to an increase in derivative liabilities and amortization of debt discount.

Net income (loss) for the three months ended June 30, 2026 was $(385,941) compared to $(215,554) for the same period in 2025 due to the factors described above.

Six Months Ended June 30, 2026 and 2025

A comparison of the statements of operations for the six months ended June 30, 2026 and 2025 is as follows :

	Six Months Ended June 30,		Change
	2026	2025	$	%
Operating expenses	84,923	117,171	(32,248)	-28%
Loss from operations	(84,923)	(117,171)
Other income (expenses)	(488,728)	(200,783)	(287,945)	143%
Income (Loss) before provision for income taxes	(573,651)	(317,954)	255,697	80%
Provision for income taxes	—	—	—	—
Net Income (Loss)	$(573,651)	$(317,954)	255,697	80%

Operating expenses for the six months ended June 30, 2026 were $84,923, compared to $117,171 for the same period in 2025, representing a decrease of $32,248, or 28%. The decrease was primarily attributable to the absence of marketing expenses during the six months ended June 30, 2026, as the Company reduced its marketing activities due to liquidity constraints.

Other income (expense) for the six months ended June 30, 2026 was $(488,728), an increase of $287,945 or 143% from expense of $(200,783) for the same period in 2025. The change is mainly due to an increase in derivative liabilities and amortization of debt discount.

Net income (loss) for the six months ended June 30, 2026 was $(573,651) compared to $(317,954) for the same period in 2025 due to the factors described above.

Liquidity and Capital Resources

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of 296,570,132 and has a working capital deficit of $10,869,592 as of June 30, 2026, which raises substantial doubt about its ability to continue as a going concern.

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

Our cash and cash equivalent were $0 and $144 at June 30, 2026 and 2025, respectively. Cash used in operating activities during the period ended June 30, 2026 was $635 compared to $125 during the same period in 2025. The amount provided by operating activities for the period ended June 30, 2026 was primarily related to a net loss of $693,651, change in fair value of derivative liability of 52,800, change of accounts payable of $16,742 and offset by debt discount exceed of face value of 180,000, stock based compensation of $60,000 and accounts payable – related parties of $245,536.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2026, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2026. Based on this assessment, management believes that as of June 30, 2026, our internal control over financial reporting is not effective based on those criteria.

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

OUR RESULTS OF OPERATIONS HAVE NOT RESULTED IN PROFITABILITY AND WE MAY NOT BE ABLE TO ACHIEVE PROFITABILITY GOING FORWARD

The Company does not accrue or capitalize development costs (or any costs to this effect) and expense it to its profit and loss statements as required by US GAAP. As such, the Company incurred a net loss of $573,651 for the six months ended June 30, 2026. If we incur additional significant operating losses, our stock price, may decline, perhaps significantly. Our management is developing plans to alleviate the negative trends and conditions described above. Our business plan is speculative and unproven. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will be able to curtail our losses now or in the future. Further, as we are an emerging enterprise, we expect that net losses will continue, and our working capital deficiency will increase.

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

The Company had a stockholders’ deficit of $10,276,107 and an accumulated deficit of $296,570,132 at June 30, 2026.

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

Of the 24,417,866,769 shares of our Common Stock outstanding as of the date of this Report, approximately 766,217,939 are restricted and 23,651,648,830 shares are freely tradable without restriction pursuant to Rule 144. Any substantial sale of our Common Stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our Common Stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2026, the Company issued 3,000,000,000 shares issued for the conversion of convertible notes of $30,000.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended June 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

GBT TECHNOLOGIES INC.

Date: August 19, 2026	By:	/s/ Minh Collins
	Name:	Minh Collins
	Title:	Chief Executive Officer and Director